Form 10-K
period 1993-12-31
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1994-03-18
CIK 201533, 811156

- -------------------------------------------------------------------------


                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993

                                      OR

           [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from          to
                                           -------      -------

   Commission    Registrant; State of Incorporation;     IRS Employer
   File Number      Address; and Telephone Number     Identification No.
- -------------------------------------------------------------------------

     1-9513            CMS ENERGY CORPORATION             38-2726431
                      (A Michigan Corporation)
                  Fairlane Plaza South, Suite 1100
                        330 Town Center Drive
                      Dearborn, Michigan  48126
                            (313)436-9261

     1-5611            CONSUMERS POWER COMPANY            38-0442310
                      (A Michigan Corporation)
                      212 West Michigan Avenue
                      Jackson, Michigan  49201
                            (517)788-1030

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
   Registrant              Title of Class             on Which Registered
- -------------------------------------------------------------------------

CMS Energy          Common Stock, $.01 par value    New York Stock Exchange
Corporation

Consumers Power        Listed on inside cover
Company

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

- -------------------------------------------------------------------------

Consumers Power Company securities registered pursuant to Section 12(b) of the Act:

FIRST MORTGAGE BONDS:

5-7/8%  Series due 1996
6-7/8%  Series due 1998
6-5/8%  Series due 1998
7-1/2%  Series due 2001
7-1/2%  Series due June 1, 2002

PREFERRED STOCK - Cumulative

$100 par value:
$4.16  Series            $7.68  Series
$4.50  Series            $7.72  Series
$7.45  Series            $7.76  Series

All securities listed above are registered on the New York Stock Exchange.

The aggregate market value of the voting stock of CMS Energy Corporation held by non-affiliates, was $1,942,392,566 based on the closing sale price of $22-3/4 per share for the 85,379,893 common shares, $.01 par value, outstanding on February 28, 1994. CMS Energy held all 84,108,789 outstanding common shares, $10 par value, of Consumers Power Company, and the market value of the voting preferred stock of Consumers, held by non-affiliates, was $142,550,827 based on the closing sale price shown below.

Aggregate market value of Consumers' voting stock held by non-affiliates.

                                    Transaction
              Number Shares   ----------------------
Type of Stock  Outstanding    Price/Share     Date       Market Value
- ------------------------------------------------------------------------
                (2/28/94)
Preferred:

  $4.16           68,451      $58            1/05/94     $  3,970,158
   4.50          373,148       60            2/23/94       22,388,880
   7.45          379,549       96-1/2        2/22/94       36,626,479
   7.68          207,565       97-1/2        2/23/94       20,237,588
   7.72          289,642       99            2/22/94       28,674,558
   7.76          308,072       99-1/2        2/28/94       30,653,164
               ---------                                 ------------

Total          1,626,427                                 $142,550,827
               =========                                 ============

Documents incorporated by reference:

The Registrants' proxy statements relating to the 1994 annual meetings of shareholders to be held May 27, 1994, are incorporated by reference in
Part III, except for the organization and compensation committee report contained therein.

                            CMS ENERGY CORPORATION
                                      and
                            CONSUMERS POWER COMPANY

                          ANNUAL REPORTS ON FORM 10-K
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 1993



This combined Form 10-K is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.


                               TABLE OF CONTENTS

                                                                     Page

PART I

Item  1.   Business                                                    9
Item  2.   Properties                                                 32
Item  3.   Legal Proceedings                                          40
Item  4.   Submission of Matters to a Vote of Security Holders        46

PART II

Item  5.   Market for CMS Energy's and Consumers' Common Equity
               and Related Stockholder Matters                        47
Item  6.   Selected Financial Data                                    47
Item  7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    47
Item  8.   Financial Statements and Supplementary Data                48
Item  9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                    144

PART III

Item 10.   Directors and Executive Officers of CMS Energy
               and Consumers                                          144
Item 11.   Executive Compensation                                     144
Item 12.   Security Ownership of Certain Beneficial Owners and
               Management                                             144
Item 13.   Certain Relationships and Related Transactions             144

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                            144

                                   GLOSSARY

          Certain terms used in the text and notes are defined below.


ABATE . . . . . . . . . . . . .   Association of Businesses Advocating
                                  Tariff Equity
ALJ . . . . . . . . . . . . . .   Administrative Law Judge
AMT . . . . . . . . . . . . . .   Alternative minimum tax
ANI . . . . . . . . . . . . . .   American Nuclear Insurers
Articles. . . . . . . . . . . .   Articles of Incorporation
Attorney General. . . . . . . .   The Michigan Attorney General

bcf . . . . . . . . . . . . . .   Billion cubic feet

Capacity Charge Order . . . . .   A May 7, 1991, Michigan Court of Appeals
                                  order dealing with issues in MPSC Case
                                  No. U-8871, and others, concerning among
                                  other things, the amount of additional
                                  capacity needed by Consumers, the
                                  applicable avoided capacity charges and
                                  the allocation of capacity in Consumers'
                                  electric system
CERCLA. . . . . . . . . . . . .   Comprehensive Environmental Response
                                  Compensation and Liability Act
Clean Air Act . . . . . . . . .   Federal Clean Air Act as amended on
                                  November 15, 1990
CMS Debentures. . . . . . . . .   CMS Energy debentures in the principal
                                  amount of $1.4 billion issued on March
                                  12, 1990 in exchange for the outstanding capital stock of CMS Midland, MDC and MGL

CMS Energy. . . . . . . . . . .   CMS Energy Corporation
CMS Gas Marketing . . . . . . .   CMS Gas Marketing Company, a subsidiary
                                  of Enterprises
CMS Gas Transmission. . . . . .   CMS Gas Transmission and Storage Company,
                                  a subsidiary of Enterprises
CMS Generation. . . . . . . . .   CMS Generation Co., a subsidiary of
                                  Enterprises
CMS Generation S. A.. . . . . .   CMS Generation S. A., a subsidiary of
                                  CMS Generation
CMS Holdings. . . . . . . . . .   CMS Midland Holdings Company, a
                                  subsidiary of MGL
CMS Midland . . . . . . . . . .   CMS Midland Inc., a subsidiary of MGL
Consumers . . . . . . . . . . .   Consumers Power Company
Court of Appeals. . . . . . . .   Michigan Court of Appeals

Detroit Edison. . . . . . . . .   The Detroit Edison Company
DNR . . . . . . . . . . . . . .   Michigan Department of Natural Resources
DOE . . . . . . . . . . . . . .   U. S. Department of Energy
Dow . . . . . . . . . . . . . .   The Dow Chemical Company
DSM . . . . . . . . . . . . . .   Demand-side management

EMF . . . . . . . . . . . . . .   Electric and magnetic fields
Energy Act. . . . . . . . . . .   Energy Policy Act of 1992
Enterprises . . . . . . . . . .   CMS Enterprises Company, a subsidiary of
                                  CMS Energy
EPA . . . . . . . . . . . . . .   Environmental Protection Agency

FASB. . . . . . . . . . . . . .   Financial Accounting Standards Board
FERC. . . . . . . . . . . . . .   Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . . .   First Midland Limited Partnership
FPC . . . . . . . . . . . . . .   Federal Power Commission

GCR . . . . . . . . . . . . . .   Gas cost recovery

Huron . . . . . . . . . . . . .   Huron Hydrocarbons, Inc., a subsidiary of
                                  Consumers

Indentures. . . . . . . . . . .   Indenture pursuant to which the Notes are
                                  issued, including the First Supplemental
                                  Indenture and Second Supplemental
                                  Indenture thereto
Independent Cogenerators. . . .   Ten small power and cogeneration
                                  developers who signed a settlement
                                  proposal on July 7, 1992, as revised in
                                  September 1992
ITC . . . . . . . . . . . . . .   Investment tax credit

kW  . . . . . . . . . . . . . .   Kilowatt
kWh . . . . . . . . . . . . . .   Kilowatt-hour

mcf . . . . . . . . . . . . . .   Thousand cubic feet
MCV . . . . . . . . . . . . . .   Midland Cogeneration Venture
MCV Bonds . . . . . . . . . . .   Collectively, senior secured lease
                                  obligation bonds and subordinated secured
                                  lease obligation bonds issued in
                                  connection with the leveraged-lease
                                  financing of the MCV Facility, and tax-
                                  exempt PCRBs
MCV Facility. . . . . . . . . .   A natural gas-fueled, combined cycle
                                  cogeneration facility operated by the MCV
                                  Partnership
MCV Partnership . . . . . . . .   Midland Cogeneration Venture Limited
                                  Partnership
MDC . . . . . . . . . . . . . .   MEC Development Corp., a subsidiary of
                                  MGL
MGL . . . . . . . . . . . . . .   Midland Group, Ltd., a subsidiary of
                                  Consumers
Michigan Gas Storage. . . . . .   Michigan Gas Storage Company, a
                                  subsidiary of Consumers
MMbbls. . . . . . . . . . . . .   Million barrels
MMBtu . . . . . . . . . . . . .   Million British thermal unit
MMCG. . . . . . . . . . . . . .   Michigan Municipal Cooperative Group
MOAPA . . . . . . . . . . . . .   MOAPA Energy Limited Partnership, a
                                  wholly owned affiliate of CMS Generation
MPSC. . . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . . .   Megawatts
MWRC. . . . . . . . . . . . . .   Michigan Waste Resources Commission

NEIL. . . . . . . . . . . . . .   Nuclear Electric Insurance Ltd.
NML . . . . . . . . . . . . . .   Nuclear Mutual Ltd.
NOMECO. . . . . . . . . . . . .   NOMECO Oil & Gas Co., a wholly owned
                                  subsidiary of Enterprises
North Michigan. . . . . . . . .   North Michigan Land & Oil Corporation
Notes . . . . . . . . . . . . .   Collectively,
  Series A Notes. . . . . . . .     Series A Senior Deferred Coupon Notes
                                    of CMS Energy due October 1, 1997
  Series B Notes. . . . . . . .     Series B Senior Deferred Coupon Notes
                                    of CMS Energy due October 1, 1999
NPDES . . . . . . . . . . . . .   National Pollutant Discharge Elimination
                                  System
NRC . . . . . . . . . . . . . .   Nuclear Regulatory Commission

O&M . . . . . . . . . . . . . .   Other operation and maintenance expense
Order 636 . . . . . . . . . . .   Orders affecting interstate gas
                                  pipelines, including Order 636A and 636B
                                  issued by the FERC in 1992, known also as
                                  the Restructuring Rule
Oxford. . . . . . . . . . . . .   The Oxford Energy Company

Palisades . . . . . . . . . . .   Palisades nuclear plant, owned by
                                  Consumers
Panhandle . . . . . . . . . . .   Panhandle Eastern Pipeline Company
PCB . . . . . . . . . . . . . .   Polychlorinated biphenyls
PCRB. . . . . . . . . . . . . .   Pollution control revenue bond
Pension Plan. . . . . . . . . .   The trusteed, non-contributory, defined
                                  benefit pension plan of Consumers and
                                  CMS Energy
PFD . . . . . . . . . . . . . .   Proposal for Decision
Plateau . . . . . . . . . . . .   Plateau Resources Ltd., a former
                                  subsidiary of Consumers
PPA . . . . . . . . . . . . . .   The Power Purchase Agreement between
                                  Consumers and the MCV Partnership with a
                                  35-year term commencing in March 1990
ppm . . . . . . . . . . . . . .   Parts per million
PSCR. . . . . . . . . . . . . .   Power supply cost recovery
PUHCA . . . . . . . . . . . . .   Public Utility Holding Company Act of
                                  1935
PURPA . . . . . . . . . . . . .   Public Utility Regulatory Policies Act of
                                  1978

Qualifying Facility . . . . . .   A facility that produces electricity or
                                  steam and electricity and meets the
                                  ownership and technical requirements of
                                  PURPA.  Electric utilities are required
                                  to purchase the electric capacity and
                                  energy made available by a Qualifying
                                  Facility at the purchasing utility's
                                  avoided cost.

Revised Settlement Proposal . .   The request for approval of a settlement
                                  proposal to resolve MCV cost recovery
                                  issues, PURPA issues and court remand as filed with the MPSC on July 7, 1992 and amended on September 8, 1992

SEC . . . . . . . . . . . . . .   Securities and Exchange Commission
Secured Credit Facility . . . .   $220 million Secured Revolving Credit
                                  Facility dated November 30, 1992
SERP. . . . . . . . . . . . . .   Supplemental Executive Retirement Plan
Settlement Order. . . . . . . .   MPSC Order issued March 31, 1993 in MPSC
                                  Case Nos. U-10127, U-8871 and others, and
                                  the rehearing order issued May 26, 1993
Settlement Parties. . . . . . .   The proponents of the Revised Settlement
                                  Proposal:  Consumers, the MPSC staff and
                                  the Independent Cogenerators
SFAS. . . . . . . . . . . . . .   Statement of Financial Accounting
                                  Standards
Superfund . . . . . . . . . . .   Comprehensive Environmental Response,
                                  Compensation and Liability Act

Trunkline . . . . . . . . . . .   Trunkline Gas Company
Union . . . . . . . . . . . . .   Utility Workers of America, AFL-CIO
UST . . . . . . . . . . . . . .   Underground storage tanks

Voluntary Employee Beneficiary
  Association . . . . . . . . .   A legal entity, established under
                                  guidelines of the Internal Revenue Code, through which the company can provide certain benefits for its employees or retirees

                     (This page intentionally left blank)

                                    PART I


                              ITEM 1.  BUSINESS.


GENERAL

CMS Energy

CMS Energy, incorporated in Michigan in 1987, is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving most of the Lower Peninsula of Michigan, is the largest subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in several non-utility energy-related businesses including:
1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) gas marketing services to end-users, and 4) transmission and storage of natural gas. For further information about subsidiary operations, see Item 1. BUSINESS. SUBSIDIARIES. CMS Energy is exempt from registration under PUHCA, see
Item 1. BUSINESS. CMS ENERGY AND CONSUMERS REGULATION.

CMS Energy's consolidated operating revenue in 1993 was derived approximately 61 percent from sales of electric energy, approximately 37 percent from sale, transportation and storage of natural gas, and approximately 2 percent from oil and gas exploration and production activities. Consumers' consolidated operations in the electric and gas businesses account for the major share of CMS Energy's total assets, revenue and income. CMS Energy's share of unconsolidated non-utility electric generation and gas transmission revenue for 1993 was $337 million.

Consumers

Consumers was incorporated in Michigan in 1968 and is the successor to a corporation of the same name which was organized in Maine in 1910 and which did business in Michigan from 1915 to 1968.

Consumers is a public utility serving almost 6 million of Michigan's 9 million residents in 67 of the 68 counties in Michigan's Lower Peninsula. Industries in Consumers' service area include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers' consolidated operating revenue in 1993 was derived approximately 64 percent from its electric business and approximately
36 percent from its gas business. Consumers' retail rates and certain other aspects of its business are subject to the jurisdiction of the MPSC. Consumers has five direct subsidiaries. For further information about subsidiary operations, see Item 1. BUSINESS. SUBSIDIARIES.


BUSINESS SEGMENTS

CMS Energy conducts its principal operations through the following five business segments: electric utility operations; gas utility operations; oil and gas exploration and production operations; independent power production; and gas transmission and marketing. Consumers or subsidiaries of Consumers are engaged in two segments: electric operations and gas operations. Consumers' electric and gas businesses are regulated utility operations.

Consumers
       Electric Utility
       Operations                Consumers generates, purchases, transmits
                                 and distributes electricity and renders
                                 electric service in 61 of the 68 counties in the Lower Peninsula of Michigan. Prin-cipal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo,
                                 Muskegon, Saginaw and Wyoming.

Consumers
       Gas Utility
       Operations                Consumers purchases, transports, stores,
                                 and distributes gas and renders gas
                                 service in 40 of the 68 counties in the
                                 Lower Peninsula of Michigan.  Principal
                                 cities served include Bay City, Flint,
                                 Jackson, Kalamazoo, Lansing, Pontiac and
                                 Saginaw, as well as the suburban Detroit area. Consumers' wholly owned subsidiary,
                                 Michigan Gas Storage, is engaged in the
                                 transportation and storage of natural gas in interstate commerce.

CMS Enterprises
    CMS Generation
       Independent Power
       Production                CMS Generation, a wholly owned subsidiary
                                 of Enterprises, invests in, develops,
                                 converts and/or constructs and operates
                                 non-utility power generation plants both domestically and internationally.
                                 CMS Generation currently has ownership in-terests in power plants in Michigan, Cali-fornia, Connecticut, New York and
                                 Argentina.

CMS Enterprises
    NOMECO
       Oil and Gas Exploration
       and Production            NOMECO, a wholly owned subsidiary of
                                 Enterprises, and subsidiaries of NOMECO
                                 are engaged in the exploration for and
                                 production of oil and natural gas in
                                 Michigan and 12 other states, the Gulf of Mexico, Australia, Colombia, Ecuador,
                                 Equatorial Guinea, New Zealand, Papua New
                                 Guinea, Thailand and Yemen. NOMECO has 11 active wholly owned subsidiaries which are engaged in the exploration, development and operation of oil and gas interests and rights.

CMS Enterprises
       Gas Transmission
       and Storage               Enterprises has two subsidiaries which
                                 participate in non-utility natural gas
                                 businesses, including transportation,
                                 treating, storage and marketing.


FINANCIAL INFORMATION

CMS Energy

For information with respect to operating revenue, net operating income
(loss) and assets and liabilities attributable to all of CMS Energy's business segments, refer to its Consolidated Financial Statements and to the Notes to Consolidated Financial Statements for the year ended
December 31, 1993, in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, which is incorporated herein by reference.

Consumers

For information with respect to the operating revenue, net operating income (loss) and assets and liabilities attributable only to Consumers' business segments, refer to its Consolidated Financial Statements and to the Notes to Consolidated Financial Statements for the year ended Decem-ber 31, 1993, in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, which is incorporated herein by reference.


EMPLOYEES

CMS Energy

As of February 28, 1994, CMS Energy and its subsidiaries had 9,874 full-time employees and 294 part-time employees for a total of 10,168 employees.

Consumers

As of February 28, 1994, Consumers and its subsidiaries had 9,434 full-time employees and 277 part-time employees for a total of 9,711 employees. This total includes 4,212 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. A new collective bargaining agreement was negotiated between Consumers and the Union which became effective on June 1, 1992 and, by its terms, will continue in full force and effect until June 1, 1995.


SIGNIFICANT DEVELOPMENTS CONCERNING MCV COST RECOVERY ISSUES

The MCV Partnership was formed in January 1987 by subsidiaries of Consumers and Dow to convert a portion of Consumers' abandoned Midland Nuclear Plant into a natural gas-fueled, combined cycle cogeneration facility. The MCV Facility has been certified as a Qualifying Facility under PURPA. CMS Energy, certain other affiliates and the other partners in the MCV Partnership made certain contingent undertakings related to the MCV Partnership's sale and leaseback transaction. These included, but were not limited to, indemnifications related to tax matters and a commitment to extend a $10 million standby working capital facility to the MCV Partnership. In addition, CMS Energy and certain of its affiliates undertook certain indemnifications related to environmental matters regarding the site. Consumers' current interests in the MCV Partnership and the MCV Facility are discussed more fully in Note 3 of the Notes to Consolidated Financial Statements.

In 1987, Consumers signed a PPA with the MCV Partnership for the purchase of up to 1,240 megawatts of capacity for a 35-year period beginning with the MCV Facility's commercial operation in March 1990. Consumers' cost recovery from its electric customers for the amount of capacity purchased by Consumers from the MCV Partnership, the price paid by Consumers for that capacity and associated energy, and the method of rate recovery for those purchases had been at issue before the MPSC and the Michigan appellate courts since Consumers' first attempt to recover those costs in its annual power supply cost recovery proceedings. Because the MPSC consistently denied Consumers full recovery of the costs it incurred for its purchases from the MCV Partnership, Consumers incurred significant ongoing annual losses. On March 31, 1993, the MPSC issued an Opinion and Order on a Revised Settlement Proposal, which had been submitted by Consumers, CMS Energy, the MPSC Staff, and ten qualifying facility developers, approving it with certain modifications. For a discussion of the Revised Settlement Proposal as approved by the MPSC's March 31, 1993 Order, see Note 3 of the Notes to Consolidated Financial Statements, which is incorporated by reference herein. With Consumers' acceptance of the MPSC's decision on the Revised Settlement Proposal, the uncertainties surrounding Consumers' cost recoveries related to its purchases from the MCV Partnership were resolved to a sufficient degree that Consumers effected a quasi-reorganization as of December 31, 1992 in which Consumers' accumulated deficit was eliminated against other paid-in capital. Following this quasi-reorganization Consumers resumed paying dividends in 1993. The quasi-reorganization is more fully described in
Note 7 of the Notes to Consolidated Financial Statements.

A dispute has arisen between the MCV Partnership and Consumers relating to the impact of the order on the fixed energy charge payment, currently approx-imately 7 percent of the charges for capacity and energy, called for in the PPA and Consumers' ability to exercise its rights under the regulatory out provision based on the issuance of the Settlement Order. In accordance with the dispute resolution provisions set out in the PPA, an arbitrator acceptable to both parties has been selected and the arbitration of this dispute has commenced. Consumers is unable to predict the outcome of such arbitration proceedings or of any possible settlement of the issues underlying this dispute. On March 4, 1994, the lessors of the MCV
Facility filed a lawsuit in federal district court against CMS Energy, Consumers and CMS Holdings relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of the arbitration between the MCV Partnership and Consumers. While CMS Energy and Consumers believe this lawsuit to be without merit, they are unable to predict the outcome of this action. For a discussion of the arbitration proceedings and the lawsuit filed by the lessors, see Note 3 of the Notes to Consolidated Financial Statements and Item 3. LEGAL PROCEEDINGS, which are incorporated by reference herein.


CONSUMERS ELECTRIC UTILITY OPERATIONS

Consumers had approximately 1.5 million electric customers at December 31, 1993. Electric system energy sales by Consumers in 1993 totaled 31.66 billion kWh, a 3.8 percent increase from 1992. Electric operating revenue in 1993 was $2.077 billion, an increase of 11.5 percent from 1992. A peak demand of 6,226 MW was achieved in August 1993, representing an increase of
4.8 percent from the peak achieved in 1992 predominantly as a result of warmer than normal weather and improved industrial sales. Consumers' reserve margin was approximately 21 percent in 1993 and 19 percent in 1992, based on weather adjusted peaks.

Including the Ludington pumped storage facility, in which it has a 51 percent ownership and capacity entitlement, Consumers owns and operates 28 electric generating plants with an aggregate net demonstrated capability available to Consumers, as of 1993 for summer conditions, of 6,299 MW.
See Item 2. PROPERTIES, CONSUMERS ELECTRIC UTILITY PROPERTIES.

Consumers' electric generating plants are interconnected by a transmission system which is itself interconnected at a number of locations with transmission facilities of unaffiliated systems, including those of other utilities in Michigan, Ohio, Indiana and Canada. These interconnections permit a sharing of the reserve capacity of the systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities. Consumers also contracts to purchase power from a number of other agencies and companies for future years. The most significant of these contracts currently is the PPA.

Consumers' customer base includes a mix of residential, commercial, and diversified industrial customers, the most important of which is the automotive industry. However, Consumers' electric operations are not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its financial condition. Consumers' electric operations are seasonal to the extent that peak demands occur in winter due to shorter days and colder temperatures, and in summer due to warmer temperatures and the use of air conditioners and other cooling equipment. Peak demands for 1993 were 5,262 MW in the winter and 6,226 MW in the summer. For sales by customer class, see Item
1. CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT.

Fuel

Consumers has five generating plants which utilize coal as a fuel source and which constitute 77 percent of its baseload capacity. These plants combined to produce a total of 16,520 million kWhs in 1993 requiring approximately 7 million tons of coal. Consumers has long-term contracts covering approximately 68 percent of its coal requirements for 1994. Consumers' coal requirements not under long-term contract and any portion of coal under long-term contract which is not delivered must be supplied through short-term agreements or spot purchases. Consumers' coal inventory as of December 31, 1993, amounted to approximately 45 days' supply.

Consumers currently owns and operates two nuclear power plants, Palisades, near South Haven, Michigan and Big Rock Point, near Charlevoix, Michigan.
In 1993, the combined net generation of these plants was 3,938 million kWhs. Consumers has contracted for all of its nuclear fuel for 1994 and ninety percent for 1995. Consumers currently has two contracts for uranium concentrates which have quantity flexibility sufficient to cover up to approximately 60 percent of its requirements. The larger of these two contracts is valid through 1995, with options to extend the term through 1997. Consumers intends to purchase the balance of its 1995 and 1996 concentrates requirements in the spot market. Consumers has contracts for nuclear fuel services, including conversion to and enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The conversion contract remains in effect until June 1996. The enrichment contract covers 100 percent of the requirements until 1996, then 70 percent until 2000. The fabrication contracts remain in effect for the next three Palisades reloads and through the end of the operating license for Big Rock Point. These contracts are with major private industrial suppliers of nuclear fuel and related services and with the U. S.
government.

Karn Unit 4, a 638 MW oil fired electric generating unit located in Essexville, Michigan was modified to burn natural gas in 1993. This unit has the capability to generate electricity using oil or natural gas or a combination of both. The unit's maximum capability using natural gas is 375 MW. When using natural gas, the company believes full load can be achieved by over-firing with oil.

As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                                Power Generated
                              (Millions of kWhs)

                        1993        1992       1991        1990       1989
                       ------      ------     ------      ------     ------

Coal                   16,520      17,024     16,500      16,427     17,550

Oil (a)                   238         206        194         287        453

Gas (a)                   110          12         16           8         21

Nuclear (b)             3,938       5,093      5,340       3,406      4,025

Hydro                     489         490        518         478        406

Net Pumped
  Storage (c)            (394)       (393)      (406)       (354)      (346)
                       -------     -------    -------     -------    -------
Total Net
Generation             20,901      22,432     22,162      20,252     22,109
                       =======     =======    =======     =======    =======

     (a) 1993 reflects the conversion of Karn Unit 4 to a dual fuel capability enabling the unit to burn natural gas or oil or a combination of both, having previously only burned oil.

     (b) During 1993, an extended outage resulted in reduced generation at the Palisades nuclear facility. See Note 4 to Consumers Notes to Consolidated Financial Statements which are incorporated by reference herein.

     (c) Represents Consumers' share of net generation from the Ludington pumped storage plant. This facility pumps water into a storage pond using electricity generated during off-peak hours, in order to later generate electricity during peak demand hours.

The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                                 Fuel Consumed
                            (Cost Per Million Btu)

                        1993        1992       1991        1990       1989
                       ------      ------     ------      ------     ------

Coal                    $1.60       $1.62      $1.61       $1.65      $1.80

Oil                      2.90        2.73       2.96        3.25       2.95

Gas                  (a) 3.13        4.73       4.58        6.11   (b) 2.82

Nuclear                   .40    (c)  .38        .62         .67        .62

All Fuels (d)            1.39        1.33       1.36        1.50       1.59

     (a) Includes combustion turbines and Karn 4.

     (b) 1989 reflects significant refunds from gas suppliers.

     (c) An increase in operating cycles from twelve to eighteen months beginning in 1992 resulted in a significant reduction in nuclear fuel costs.

     (d) Weighted average fuel costs.

Under the Nuclear Waste Policy Act of 1982, the federal government is responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste beginning not later than 1998. On February 17, 1994, the DOE stated that its General Counsel has concluded that the DOE does not have a legal obligation to accept spent nuclear fuel absent an operational facility. Until the DOE actually accepts the fuel and waste for storage, the generators and owners must provide for its storage. The DOE has begun exploring possible options to offset a portion of the costs associated with continued on-site storage after 1998. The Palisades plant added two dry casks in 1993 which provide for the storage of 48 spent fuel assemblies. Eleven additional casks are scheduled to be loaded in 1994 which will yield a full core discharge reserve capability for the 1995 Palisades refueling outage. The full core discharge is necessary to complete the requirements of this outage. The thirteen dry casks expand the total storage capacity for spent fuel by 312 assemblies. This will accommodate normal spent fuel discharge until the year 2000.

The Big Rock Point plant has the capacity to accommodate normal spent fuel discharge through 1999, with a full-core reserve through 1996.


CONSUMERS GAS UTILITY OPERATIONS

Consumers supplies natural gas to approximately 1.4 million customers in 40 of the 68 counties in Michigan's Lower Peninsula. It owns gas transmission and distribution mains and other gas lines, compressor stations and facilities, storage rights, wells and gathering facilities in several fields in Michigan. Consumers and its wholly owned subsidiary, Michigan Gas Storage, store gas during the warmer months of the year for use in the colder months when demand is higher. Consumers' gas operations are not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its financial condition.

Consumers' gas operations are seasonal to the extent that peak demand occurs in winter due to colder temperatures. Consumers' consolidated gas operating revenue was $1.160 billion in 1993, an increase of 3 percent from 1992. The all-time record 24 hour send-out of natural gas for Consumers was 3,100,000 mcf on January 19, 1994, which Consumers considers to be the peak-day transportation and distribution capacity of the system. Deliveries of gas by Consumers, and from other sellers, to ultimate customers including the MCV Partnership totaled 411 bcf in 1993. See
Item 1. BUSINESS. CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS
SEGMENT.

Consumers Gas Supply

In 1993, Consumers purchased approximately 85 percent of its required gas supply directly from producers under long term contracts. Trunkline, Consumers primary gas supplier, supplied 41 percent of the overall requirement. Consumers current supply contract with Trunkline runs until November 1, 1994; however, firm transportation associated with this contract continues until November 1, 1997. Of Consumers remaining gas supply requirements purchased under long term contract, 15 percent came from Michigan producers and 29 percent from various other producers and non-affiliated marketing companies in the United States and Canada. The remaining 15 percent of Consumers 1993 gas supply requirements were met by purchases on the spot market.

Consumers' remaining firm transportation agreements are with Panhandle, ANR Pipeline Company and Great Lakes Gas Transmission Company. These agreements are utilized by Consumers to transport its required gas supplies to market and to replenish its storage fields. Consumers' other firm transportation agreement with Trunkline extends through February 1996. Consumers' two firm transportation agreements with Panhandle both extend through March 1995. Consumers has six firm transportation agreements with ANR Pipeline Company. The first and third largest of these contracts extend through October 2003, the second largest extends through October 1999, and the remaining two contracts extend through December 2001 and 2002. Consumers' firm transportation agreement with Great Lakes Gas Transmission Company extends through March 2004. In total, Consumers' firm transportation arrangements amount to almost 90 percent of Consumers' total gas supply requirements. The balance of Consumers' required gas supply is transported on interruptible contracts. These contracts are with the same companies mentioned in conjunction with firm capacity. The amount of interruptible capacity and the utilization thereof is primarily a function of the price for such service and the availability and price of the spot supplies to be purchased and transported. Consumers' utilization of interruptible transportation is generally in off-peak summer months and after its firm capacity has been fully subscribed.

CONSUMERS INDEPENDENT POWER PRODUCTION

Two of Consumers' indirect subsidiaries own interests in the MCV Part-nership and the MCV Facility, an independent power project. See Note 3 of the Notes to Consolidated Financial Statements.

CMS ENERGY INDEPENDENT POWER PRODUCTION

Enterprises' subsidiary, CMS Generation, invests in, develops, converts and/or constructs and operates non-utility power generation projects. CMS Generation currently has ownership interests in 403 MW of owned operating capacity in eight power plants in Michigan, California, Connecticut, New York and Argentina.

In 1991, CMS Generation reduced the carrying cost of its investment in the Oxford, certain loans to Oxford, and Oxford-related properties to management's estimate of net realizable value, resulting in after-tax losses of $31 million. In July 1993, CMS Generation, Oxford, and Oxford Energy Inc. signed an Amended and Restated Asset Acquisition and Settlement Agreement which was subsequently confirmed by the Bankruptcy Court of the Southern District of New York and was executed in October 1993. The execution of this agreement did not have a material impact on the consolidated financial statements of CMS Energy.

CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION

NOMECO is an oil and natural gas producer with activities in Michigan and 12 other states, the Gulf of Mexico and eight foreign countries. In 1993, it produced approximately 1.9 MMbbls of oil, condensate, and plant products and approximately 18.5 bcf of gas compared to 1.7 MMbbls and 17.6 bcf in 1992.

During 1993 NOMECO participated with a working interest in drilling wells as follows:

    Type of          Number of         Number of                Success
     Well              Wells           Successful Wells           Ratio
   --------
                     Gross  Net        Gross  Net               Gross    Net
                     -----  ---        -----  ---               -----    ---

   Exploratory        7     1.8        --     --                --       --


   Development       13     2.0        12     1.9               92%      95%
                     --     ---        --     ---

      Total          20     3.8        12     1.9               60%      50%
                     ==     ===        ==     ===

These numbers do not include NOMECO's participation in Devonian Antrim Shale gas wells in northern Michigan, where NOMECO had drilled 27 wells with a 74 percent success rate.

A NOMECO subsidiary, NOMECO Ecuador Oil Company, is a member of a consortium in which it has a 14 percent working interest in Block 16 of the Oriente Basin of Ecuador. Two exploratory wells were completed in 1987. During 1988 and 1989, three more exploratory wells resulted in discoveries. Appraisal wells were drilled and tested with positive results on two of the discoveries and development began in 1992. This $700 million project should lead to production in the first half of 1994. Total production from the block is expected to commence at 30,000 barrels per day and increase to a maximum of 55,000 barrels per day by the end of 1994 as new wells are brought on line. The successful exploratory and appraisal program in Ecuador has allowed NOMECO to increase its foreign oil reserves by 24.4 MMbbls. Ecuador now represents approximately one-third of the total of NOMECO's proven oil and gas reserves on an equivalent barrel basis. See Item 2. PROPERTIES, CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES.


CMS ENERGY GAS TRANSPORTATION AND STORAGE

CMS Energy's subsidiary, Enterprises, through its subsidiaries develops, owns and manages natural gas pipeline, storage and treating facilities and markets natural gas to end users.


SUBSIDIARIES

CMS Energy

CMS Energy has two principal subsidiaries:  Consumers and Enterprises.

Consumers

Consumers' principal subsidiaries include Huron, Michigan Gas Storage and
MGL.

Huron was formed for the purpose of participating in a partnership which leases the Marysville gas reforming plant.

Michigan Gas Storage is engaged in the storage of natural gas for Consumers and the transportation of natural gas for Consumers and others.

MGL was formed in 1988 for the purpose of participating in financing transactions associated with the MCV Partnership. MGL has three subsidiaries through which it has so participated: CMS Holdings, CMS Midland, and MDC.

Enterprises

Enterprises' principal subsidiaries include NOMECO, CMS Generation, CMS Utility Services, CMS Gas Marketing and CMS Gas Transmission.

NOMECO is engaged in exploration for and production of oil and natural gas in Michigan and 12 other states, the Gulf of Mexico and eight foreign countries. NOMECO has 11 active wholly owned subsidiaries and is a partner in one general partnership.

CMS Generation is engaged in the development of and investment in cogeneration and other independent power generation projects throughout the world. CMS Generation has 27 subsidiaries.

CMS Utility Services is engaged in providing utility-related products and credit management services. CMS Utility Services has one subsidiary:
CMS A/R Services, Inc.

CMS Gas Marketing markets natural gas to customers in several states.

CMS Gas Transmission transports, treats and stores natural gas and has seven subsidiaries: CMS Antrim Gas Company, CMS Arkoma Pipeline Company, CMS Grands Lacs Holding Company, CMS Gulf Coast Storage Company,
CMS Jackson Pipeline Company, CMS Saginaw Bay Company and CMS Saginaw Bay Lateral Company.

CMS ENERGY CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT

Revenue For Years Ended December 31                          In Millions
                                     1993           1992            1991
                                    ------         ------          ------
Electric Utility Operations
    Residential                     $  718         $  644          $  650
    Commercial                         620            561             554
    Industrial                         635            551             531
    Other                               75             80              84
                                    ------         -------         -------
       Total System Sales            2,048          1,836           1,819
    Intersystem Sales                   29             27              30
                                    ------         -------         -------
       Total                         2,077          1,863           1,849
                                    ------         -------         -------
Gas Utility Operations
    Residential                        803            781             742
    Commercial                         232            226             215
    Industrial                          55             55              58
    Other                               14             16              17
    Transportation                      56             48              29
                                    ------         -------         -------
       Total                         1,160          1,126           1,061
                                    ------         -------         -------
Oil and Gas Exploration
  and Production Operations             77             70              50
                                    ------         -------         -------
Independent Power Production (a)        21             (8)             (9)
                                    ------         -------         -------
Gas Transmission and Marketing
 Operations
    Marketing                          130             82              36
    Transmission                        12              7               6
                                    ------         -------         -------
                                       142             89              42
                                    ------         -------         -------
Other Operations                         5              6               5
                                    ------         -------         -------
       Total                        $3,482         $3,146          $2,998
                                    ======         =======         =======
(a) Does not include CMS Energy's share of unconsolidated independent power production revenues. See Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CMS Energy, Selected Financial Information.

Sales For Years Ended December 31

                                     1993           1992            1991
                                    ------         ------          ------
Electric Utility Sales (Millions of kWhs)
    Residential                     10,066          9,733           9,997
    Commercial                       8,909          8,652           8,692
    Industrial                      11,541         10,831          10,692
    Other                            1,142          1,292           1,311
                                    ------         ------          ------
       Total System Sales           31,658         30,508          30,692
    Intersystem Sales                1,106          1,093           1,121
                                    ------         ------          ------
       Total                        32,764         31,601          31,813
                                    ======         ======          ======
Gas Utility Sales and Deliveries (bcf)
    Residential                        175            167             157
    Commercial                          56             54              50
    Industrial                          14             13              15
    Transportation                     166            150             140
                                      ----          -----           -----
       Total                           411            384             362
                                      ====          =====           =====

Oil & Gas Exploration and Produc-
 tion Sales (net equiv. MMbbls)        5.0            4.3             3.7

CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT

 Revenue For Years Ended December 31                          In Millions

                                     1993           1992            1991
                                    ------         ------          ------
Electric Operations
     Residential                    $  718         $  644          $  650
     Commercial                        620            561             554
     Industrial                        635            551             531
     Other                              75             80              84
                                    ------         ------          ------
        Total System Sales           2,048          1,836           1,819
     Intersystem Sales                  29             27              30
                                    ------         ------          ------
        Total                        2,077          1,863           1,849
                                    ======         ======          ======

Gas Operations
     Residential                       803            781             742
     Commercial                        232            226             215
     Industrial                         55             55              58
     Other                              14             16              17
     Transportation                     56             48              29
                                    ------         ------          ------
        Total                        1,160          1,126           1,061
                                    ------         ------          ------
Other Operations                         6            (11)             (2)
                                    ------         ------          ------

        Total                       $3,243         $2,978          $2,908
                                    ======         ======          ======



Sales For Years Ended December 31

                                     1993           1992            1991
                                    ------         ------          ------
Electric Sales (Millions of kWhs)
     Residential                    10,066          9,733           9,997
     Commercial                      8,909          8,652           8,692
     Industrial                     11,541         10,831          10,692
     Other                           1,142          1,292           1,311
                                    ------         ------          ------
       Total System Sales           31,658         30,508          30,692
     Intersystem Sales               1,106          1,093           1,121
                                    ------         ------          ------
       Total                        32,764         31,601          31,813
                                    ======         ======          ======

Gas Sales and Deliveries (bcf)
     Residential                       175            167             157
     Commercial                         56             54              50
     Industrial                         14             13              15
     Transportation                    166            150             140
                                     -----          -----           -----
        Total                          411            384             362
                                     =====          =====           =====

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

Michigan Public Service Commission

Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, services, certain facilities, the issuance of securities and various other matters. For information about Consumers' pending MPSC matters, see Item 3. LEGAL PROCEEDINGS. The MPSC also has or will have rate jurisdiction over several limited partnerships in which CMS Gas Transmission has ownership interests. These partnerships own or will own and operate intrastate gas transmission pipelines.

Nuclear Regulatory Commission

Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction and operation of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. With respect to Palisades, the NRC fined Consumers $50,000 in September of 1993 and again on February 9, 1994. On February 15, 1994, the NRC announced it would be conducting a diagnostic evaluation of Palisades. For further discussion on the diagnostic evaluation see Note 2 of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.

Federal Energy Regulatory Commission

FERC has rate jurisdiction over three independent power projects in which CMS Generation has an ownership interest which are Qualifying Facilities under PURPA: HL Power Company, Grayling Generating Station Limited Partnership, and Genesee Power Station Limited Partnership.

The FERC has jurisdiction over Consumers' subsidiary, Michigan Gas Storage, as a natural gas company within the meaning of the Natural Gas Act. The FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to service provided and rates charged by Michigan Gas Storage. Under certain circumstances, the FERC also has the power to modify gas tariffs of interstate pipeline companies. Certain aspects of Consumers' gas business are also subject to regulation by the FERC including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

In 1992, the FERC issued Order 636 which makes a number of significant changes to the structure of the services provided by interstate natural gas pipelines. The order called for the commencement of individual interstate pipeline cases leading to implementation of restructuring for the 1993-94 winter heating season. Consumers is a significant purchaser of gas from an interstate pipeline (Trunkline) and is a major transportation customer of a number of pipelines. Through a settlement approved by the FERC and MPSC, Consumers will be allowed recovery of transition costs incurred in connection with the Trunkline restructuring. Michigan Gas Storage, as an interstate pipeline, commenced restructuring proceedings to comply with the rule. On July 6, 1993, the FERC accepted Michigan Gas Storage's compliance filing effective November 1993. Consumers does not believe that such restructuring will have a significant impact on its financial position or results of operations.

Certain aspects of Consumers' electric operations are also subject to regulation by the FERC, including compliance with the FERC's accounting rules and regulations applicable to "public utilities" and "licensees", the transmission of electric energy in interstate commerce and the rates and charges for the sale of electric energy at wholesale, the sale or merger of owners of certain facilities, the construction, operation and maintenance of hydroelectric projects and the issuance of certain securi-ties, as provided by the Federal Power Act.

In November 1992, Consumers, the Attorney General, DNR, and other state and federal officials signed a settlement agreement related to the relicensing of 11 of the 13 Consumers hydroelectric generating facilities for which the licenses were to expire at the end of 1993. Temporary license extensions have been granted to these facilities until new licenses are issued by the FERC, which is expected to occur in mid-1994. These conventional hydroelectric facilities constitute approximately one percent of Consumers owned generating capacity. The agreement, if approved by FERC, will relicense the generating facilities through December 2023. The license issued by the FPC, the predecessor to FERC, to Consumers and Detroit Edison for the Ludington pumped storage plant extends to the year 2019. For information about various lawsuits involving the Ludington plant, see Item 3. LEGAL PROCEEDINGS.

Consumers has an effective open-access interconnection service schedule on file with the FERC for wholesale wheeling transactions. In February 1992, Consumers also filed a separate but complementary open-access transmission tariff that makes both firm and non-firm transmission service available to eligible utilities, including investor-owned utilities, Qualifying Facilities constructed under PURPA, independent power producers, municipal and cooperative utilities. In an order issued on April 30, 1992, the FERC accepted the filing, effective May 2, 1992, subject to refund, and ordered a hearing before an ALJ related primarily to the level of the rates in the tariff. In September 1993, the ALJ issued an initial decision that if affirmed by the FERC would, among other things, compel reductions of the tariff rates ranging from 25 percent to 65 percent. On November 1, 1993, Consumers filed exceptions with the FERC seeking reversal of the rate reductions proposed in the ALJ's initial decision. As of December 31, 1993, the amount of firm transmission service currently subject to the tariff is 23 MW. At the rates proposed by Consumers, the revenues for providing service for the 23 MW would be approximately $663,000 annually.

Securities and Exchange Commission

Both CMS Energy and Consumers are subject to the periodic reporting, disclosure and other requirements of the Securities Exchange Act of 1934, as well as applicable provisions of the Securities Act of 1933.

In addition, CMS Energy is a public utility holding company which is exempt from registration under the provisions of the PUHCA. However, in December 1991 the Attorney General and a coalition of municipal utilities asked the SEC to revoke CMS Energy's status as an exempt holding company and to require it to register under PUHCA. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA. See Item 3. LEGAL PROCEEDINGS.


CONSUMERS AND CMS ENERGY INSURANCE

Consumers is a member of NML, which provides insurance coverage against property damage to members' nuclear generating facilities. Consumers maintains $500 million of primary property damage insurance from NML at each of its operating nuclear plants, Big Rock Point and Palisades, covering all risks of physical loss, subject to certain exclusions and deductibles. Consumers also is a member of NEIL and obtains excess property damage insurance in the amount of $1.45 billion from coverage from NEIL and additional excess property damage insurance in the amount of $450 million from ANI. These nuclear property insurance policies cover decontamination, debris removal and direct property loss. The NEIL II policy for Palisades also covers much of the premature decommissioning costs due to an accident which are not already funded and part of the remaining book value of the plant. The NEIL II and ANI policies insure the Palisades plant only. For any loss over $100 million, stabilization and decontamination expenses must be satisfied before other claims proceeds are received from the insurers. Under all these policies, Consumers retains the risk of loss with respect to its nuclear plant facilities to the extent the loss is within the policy deductibles
($1 million for Palisades and $250,000 for Big Rock Point) or exclusions or exceeds the combined property damage policy limits ($2.4 billion for Palisades and $500 million for Big Rock Point) at either location. In the event of covered losses at its own or any other member's nuclear facility or facilities, Consumers would be subject to assessments under the NML and NEIL II policies which could total approximately $15 million in any one policy year. Consumers has also procured from NEIL coverage entitled
NEIL I which would partially cover the cost of replacement power during certain prolonged accidental outages of the Big Rock Point or Palisades units. Such cost would not be covered by the insurance during the first 21 weeks of any outage, but the major portion of such cost would be covered during the next 12 months of the outage, followed by a reduced level of coverage for a period up to two additional years. Consumers would be subject to a maximum assessment under the replacement power insurance of approximately $3 million in any one policy year in the event of covered losses at its own or any other member's nuclear facility or facilities.

Consumers maintains nuclear liability insurance and other forms of financial protection (including an agreement of government indemnity under the Price-Anderson Act, applicable to the Big Rock Point plant) with respect to Consumers' liability to others for injuries and off-site property damage due to the nuclear hazard at such facilities. Such insurance and financial protection covers Consumers up to the aggregate limits of liability established by the Price-Anderson Act, which are presently $544.4 million for Big Rock Point and approximately $9.4 billion for Palisades. Part of such financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of a nuclear incident at any of such facilities. Consumers would be subject to a maximum assessment of $75.5 million per occurrence (adjusted for inflation; plus a 5 percent surcharge if claims and legal costs exceed the financial protection limit) in the event of a nuclear incident at certain nuclear facilities, limited to a maximum installment payment of $10 million per occurrence in any year. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury caused by the nuclear hazard to workers who began their nuclear related employment after January 1, 1988. The policies contain a $200 million nuclear industry aggregate limit and could subject Consumers to a maximum assessment of up to $6.4 million in the event of claims thereunder.

Property insurance is also maintained on CMS Energy's and Consumers' non-nuclear facilities and operations. Conventional (non-nuclear) property, boiler and machine insurance is maintained on buildings, equipment, boilers, machinery, and gas stored underground. The applicable policies insure the full replacement value of all major operating locations. However, the insurance policies are subject to standard terms, conditions, exclusions and coverage limits similar to those of other companies with similar facilities and operations. Consumers maintains deductibles ranging from $500,000 to $1,000,000 on plant and facility losses.

CMS Energy's and Consumers' non-nuclear public liability insurance policies provide a $125 million policy limit, with a $500,000 deductible. Other policies include $125 million of excess workers' compensation insurance, subject to the $500,000 deductible; $125 million of fiduciary and employee benefit liability insurance, subject to the $500,000 deductible; $10 million of crime insurance coverage subject to a $100,000 deductible; $50 million (offshore) and $20 million (onshore) of oil and gas well blow-out insurance subject to a $500,000 deductible; and $225 million of aircraft insurance for corporate aircraft.

CMS Energy and Consumers are not insured with regard to certain risks, most notably the overhead electric transmission and distribution system equipment. Consumers continues to explore the availability of reasonably priced insurance to cover this exposure. Consumers has no insurance for flood or earthquake damage to its underground gas and electrical equipment because it believes that these properties are not subject to large earthquake and flood risks. Consumers has also not obtained insurance for flood and earthquake property damage at its nuclear plants because it believes that the protective systems built into these plants and the low probability of an event of this type at the location of these plants makes such insurance unnecessary. In addition, Consumers' insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants. See "Consumers and CMS Energy Environmental Compliance" section below.

Insurance policy terms, limits and conditions are subject to change during the year as policies are renewed; however, CMS Energy and Consumers believe that they and their subsidiaries are adequately insured for the various risk exposures of incident to their respective businesses.

CONSUMERS AND CMS ENERGY ENVIRONMENTAL COMPLIANCE

Consumers and CMS Energy and their subsidiaries are subject to regulation with regard to environmental quality, including air and water quality, zoning and other matters, by various federal, state and local authorities. Management believes that the responsible administration of its energy resources includes reasonable programs for the protection and enhancement of the environment.

Consumers has installed electrostatic precipitators to remove particulates from stack emissions at electric generating plants, converted electric generating units to burn cleaner fuels, worked with others to use coal ash in place of topsoil to grow vegetation and prevent erosion and as a substitute for asphalt in road shoulders, worked with local, state and national organizations to enhance certain of Consumers' lands for the benefit of wildlife, provided recreational access to its lands, worked with universities and other institutions on projects to propagate threat-ened or endangered species, and made financial contributions to a variety of environmental enhancement projects.

Capital expenditures by Consumers for environmental protection additions were approximately $31 million in 1993 and are estimated to be approximately $48 million in 1994.

Air use permits are required under federal and state law for certain Consumers' and CMS Generation's affiliates' sources of air emissions. These laws require that certain affected facilities control their sources' air emissions. Permits for Consumers' affected steam electric generating facilities and other affected sources of air emissions have been issued by the Michigan Air Pollution Control Commission pursuant to a delegation of authority from the EPA under the federal Clean Air Act and Michigan Air Pollution Act, as amended. Consumers believes that it is in substantial compliance with all air use permits.

Included in the 1990 amendments to the federal Clean Air Act are provisions that limit emissions of sulfur dioxide and nitrogen oxides and require enhanced emissions monitoring. All of Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in 2000. Beginning in 1995, certain coal-fueled generating units will receive emissions allowances (all of Consumers coal units will receive allowances beginning in 2000). Based on projected emissions from these units, Consumers expects to have excess allowances which may be sold or saved for future use.

The Clean Air Act's provisions also require Consumers to make capital expenditures estimated to total $14 million for installation of continuous emission monitoring systems at affected units, and approximately $10 million to install a low nitrogen oxide burner system at one coal-fired unit. Consumers estimates capital expenditures for possible modifications at other coal-fired units based on proposed nitrogen oxide regulations to be an additional $50 million by the year 2000. Consumers expects final nitrogen oxide regulations to be issued by early 1994. Management believes that Consumers annual operating costs will not be materially affected.

The relative costs of compliance by Consumers should be less than that experienced by other utilities that have not been previously subject to stringent air quality restrictions. Consumers will seek to recover costs of complying with new environmental legislation in future rates.
CMS Energy believes that CMS Generation's projects are in substantial compliance with the 1990 amendments.

The CERCLA or Superfund lists sites for environmental cleanup on the National Priorities List. The EPA notifies parties who may have some liability for such cleanup. Along with a number of other credit-worthy, potentially responsible parties, Consumers has received notice for several sites, and may receive notice in the future for other sites to be added to the National Priorities List. Based on its level of involvement with the sites and the involvement and credit worthiness of other parties with the sites, Consumers believes that it is unlikely that its liability at any of the known CERCLA sites, individually or in total, will have a material adverse effect on its financial condition or results of operations.

In 1990, the State of Michigan passed amendments to its Environmental Response Act. Effective July 1991, this law established a state program similar to the federal CERCLA, though broader in scope. Under this law, Consumers expects it will ultimately incur costs at a number of sites, including several of the 23 sites that formerly housed manufactured gas plant facilities at one time operated by Consumers, even those in which it has a partial or no current ownership interest. It is expected that in most cases, other parties with current or former ownership interests will also be considered liable under the law and may be required to share the costs of any site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time. However, Consumers is continuing to monitor this issue.

In addition, at the request of the DNR, Consumers prepared work plans for remedial investigation/feasibility studies for three of these sites. Work plans for remedial investigation/feasibility studies for four other sites have also been prepared. The purpose of a remedial investigation/feasibility study is to define the nature and extent of contamination at a site and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of the three plans for remedial investigation/feasibility studies submitted and is currently reviewing the one remaining. The cost to conduct one of the approved studies will be approximately $250,000 based on bids received. Although the actual cost of conducting the remaining two remedial investigation/feasibility studies will not be known until bids are received from contractors, Consumers currently estimates the total cost of conducting the three studies submitted to the DNR to be less than $1 million.

The timing and extent of any further site investigation and remedial actions will depend, among other things, on requests received from the DNR and on future site usage by Consumers or other owners. Under the current schedule, Consumers anticipates the first remedial investigation/feasibility study would be completed in mid-1994. Consumers believes the results of the remedial investigation/feasibility studies will allow management to estimate a range of remedial cost estimates for the sites under study. Based on Consumers' knowledge of other utility remedial actions, remediation costs for Consumers for these sites may be substantial. In 1993, the MPSC addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of that utility's gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. The MPSC stated the length of the period may be reviewed from time to time, but any revisions would be prospective. Consumers believes costs incurred for both investigation and any required remedial actions would be recoverable from its gas customers under established regulatory policies and accordingly are not likely to materially affect its financial position or results of operations.

Consumers has engaged in an aggressive testing and removal program for USTs. Since 1985, Consumers and its subsidiaries have reduced the number of regulated UST systems from approximately 256 to 48. At 98 of the sites from which UST systems were removed there had been hydrocarbon releases, either from tank system leaks or from spillage on the surface during transfer of contents to or from the tanks. Company response activities have resulted in DNR closure agreements of 52 of those releases. The remaining releases are at various stages of completion. It is estimated that about $5 million remains to be spent to complete these response activities. The Michigan Underground Storage Tank Financial Assurance Act provides a fund to help pay for the cost of response activities associated with leaking USTs. To qualify for these funds, an owner or operator must be in compliance with UST regulations. A substantial portion of future costs for UST response activities at the release sites and a portion of the costs already incurred may be eligible for reimbursement from this fund. During 1993, Consumers was reimbursed $807,400 by this state fund.

Like most electric utilities, Consumers has PCB in some of its electrical equipment. Although it has been unlawful to manufacture or sell PCB or PCB contaminated equipment since the 1970's, its continued use in preexisting electrical equipment is lawful. Consumers has engaged in a number of programs to reduce the risk of exposure to the environment from possible PCB spills. These included such actions as removing PCB capacitors outside of substations, draining large transformers and refilling them with non-PCB mineral oil, removing PCB equipment which was found to pose a risk to food supplies or animal feed, and other such programs. Consumers still has a substantial number of PCB capacitors in substations. It has approximately 459,000 untested distribution transformers. By regulation, unless the PCB level is known, transformers are presumed to be PCB-contaminated. There may also be PCB in certain other types of equipment. Based upon results of sampling in 1985, it is thought that about 1 percent of the pole-top transformers had over 500 ppm of PCB, and about 12 percent had from 50 to 500 ppm. Those percentages should decline over time with the retirement of older equipment and its replacement with non-PCB equipment. From time to time there are accidental releases from such equipment. Consumers typically spends less than $1 million per year for all clean up and disposal of debris and equipment from PCB releases.

NPDES permits allow the discharge of certain substances from Consumers' facilities and pipeline construction projects pursuant to state water quality standards and federal effluent limitation guidelines. NPDES permits for discharges from all of Consumers' major operating steam electric generating facilities and for certain discharges from Consumers' other facilities, including the Ludington pumped storage plant and pipeline construction projects, have been issued by the State of Michigan pursuant to a delegation of authority from the EPA under the Federal Water Pollution Control Act of 1972, as amended. Consumers believes that it is in substantial compliance with the NPDES permits.

The cooling water intake structures of both new and existing steam electric power plants are required by law to reflect the "best technology available for minimizing adverse environmental impact." The staff of the DNR concluded in 1976 and 1978 that the existing cooling water intake structures at the Karn, Weadock and Cobb plants and Campbell Units 1 and 2 do not reflect the "best technology available for minimizing adverse environmental impact." Until permit conditions impose additional requirements, their effects on the operating expenses and operations of these facilities cannot be determined.

In 1980, the staff of the DNR notified Consumers of its opinion that the thermal component of the discharge of several plants has adverse effects on certain aquatic species. The MWRC made no findings in this regard.
The opinion of the DNR staff is subject to confirmation in the future by findings of the replacement of the MWRC as provided in the State of Michigan Executive Order 1991-31. Executive Order 1991-31 provides that DNR Staff decisions are subject to confirmation, initially, by the Director of the new DNR, and finally, by the Natural Resources Commission. Until the DNR's opinion has been confirmed and additional requirements imposed, its effects on the operating expenses and operations of these facilities cannot be determined.

The possibility that exposure to electric and magnetic fields (EMFs) emanating from power lines and other electric sources may result in adverse health effects has been a subject of increased public, governmental and media attention. The EPA has stated that information is currently insufficient to determine whether a cause-and-effect relationship exists between EMF and certain health risks. Currently, there is no Michigan or federal regulation of transmission lines with regard to EMF.


CONSUMERS AND CMS ENERGY COMPETITION

Electric Competition

The electric utility operations of Consumers are regulated at the wholesale and retail level. The wholesale utility operations of Consumers are regulated by the FERC while the retail utility operations are regulated by the MPSC. Competitors in the electric utility operations of Consumers must also be similarly regulated or specifically exempted from such regulation. CMS Energy's non-utility electric generation businesses are exempt from MPSC regulation and compete in the non-utility power market with other non-utility energy companies that are similarly exempt.

The electric utility industry has experienced retail load competition in recent years from cogeneration and self-generation as discussed below. The electric utility industry is now also experiencing increased competition in the wholesale power markets. The factors driving this trend include the enactment of PURPA, the enactment of the Energy Act and increased transmission access. These initiatives provide both opportunities for Consumers in competing for new customers and potential risks because of alternative energy supplies available to existing customers. CMS Energy is similarly faced with expanded opportunities and competition for customers in the non-utility electric generation market.

PURPA created a special type of independent power producer that, providing the requirements of qualifying facility status are met and all other other aspects of the utility's requirements and the power offered are otherwise equal, are entitled to sell their production to a utility. Under PURPA, qualifying facilities are generally exempt from the federal and state regulation imposed on electric utilities. Similarly, the Energy Act was designed, among other things, to foster competition in the wholesale market by facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities) and authorizing the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services to or for other utilities and other entities generating electric energy for sale or resale. In addition, the Energy Act allows independent power producers exemptions from the application of much of the regulation imposed on electric utilities. One effect of the foregoing exemptions from regulation has been to encourage investment in wholesale power production facilities which through MPSC mandated bidding procedures will compete with Consumers to build generation to meet Consumers needs for new generation. These independent power producers also provide competition for CMS Energy in the non-utility electric generation market both domestically and internationally.

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives that are competitive with self-generation options. Under the retail rates authorized by the MPSC, Consumers industrial and commercial customer rates are structured such that rates paid by residential customers are kept at levels lower than they would otherwise be through subsidization by the industrial and commercial customers. As part of its current electric rate case, Consumers has requested that the MPSC reduce the level of rate subsidization of residential customers by commercial and industrial customers so as to improve rate competitiveness for its largest customers. On March 4, 1994, the ALJ issued a proposal for decision that recommended an immediate reduction of 50 percent of such subsidization as compared with Consumers proposal of phasing in a 60 percent reduction over 3 years.

In addition, a number of municipalities distribute electricity within their corporate limits and some of these generate all or a portion of their requirements. These municipalities and various rural electric cooperative corporations serve a significant number of retail customers in or adjacent to areas served by Consumers.

Consumers has on file with the FERC an open-access transmission tariff which enables any electric utility (defined in such tariff to include independent power producers) to use Consumers' integrated transmission system for the transmission of capacity and energy produced and sold by such electric utility or by third parties. Other similar open-access transmission tariffs have been made effective by the FERC for several large utility companies or systems and more open-access transmission tariffs are anticipated. These developments produce increased marketing opportunities for utility systems such as Consumers and expose the Consumers' system to loss of wholesale load or reduced revenues due to possible displacement of Consumers' wholesale transactions by alternative suppliers with access to Consumers' primary areas of service. Because wholesale transactions by Consumers generated less than 2 percent of Consumers 1993 revenue from electric operations, Consumers does not believe that this potential loss is significant.


Gas Competition

Competition with respect to Consumers' gas operations has a longstanding history, as gas has traditionally competed with other fuels such as coal and oil. The passage of the Natural Gas Policy Act of 1978 resulted in gas supplies no longer being curtailed, with competition subsequently arising between alternative suppliers of gas. Consumers responded to these developments by offering gas transportation and storage services to customers that chose to acquire their gas supplies from some other supplier. Because Consumers' earnings from its gas operations are not primarily dependent on gas purchased and resold to its customers, but rather on owning and operating its gas distribution, storage and transportation facilities, Consumers has not suffered any significant losses as a result of such competition, nor does it believe that such losses are likely.

CMS Energy's non-utility interstate and intrastate gas operations face competition from other gas transportation companies for new opportunities. The marketing segment faces strong competition for business in all its markets.

EXECUTIVE OFFICERS
As of March 18, 1994

CMS Energy

     Name                   Age     Position                       Period
     ----                   ---     --------                       ------

William T. McCormick, Jr.   49  Chairman of the Board and
                                 Chief Executive Officer of
                                 CMS Energy                      1987-Present
                                Chairman of the Board of
                                 Consumers                       1992-Present
                                Chairman of the Board and
                                 Chief Executive Officer
                                 of Enterprises                  1988-Present
                                Chairman of the Board and
                                 Chief Executive Officer
                                 of Consumers                    1985-1992

S. Kinnie Smith, Jr.        63  Vice Chairman of the Board
                                 and General Counsel of
                                 CMS Energy                      1992-Present
                                Vice Chairman of the Board
                                 of Consumers                    1988-Present
                                Vice Chairman of the Board
                                 of Enterprises                  1989-Present
                                President and General
                                 Counsel of CMS Energy           1988-1992
                                Vice Chairman of the Board
                                 and General Counsel
                                 of CMS Energy                   1987-1988
                                Vice Chairman of the Board
                                 and General Counsel
                                 of Consumers                    1987-1988

Victor J. Fryling           46  President of CMS Energy          1992-Present
                                President of Enterprises         1993-Present
                                Vice Chairman of the Board
                                 of Consumers                    1992-Present
                                President and Chief
                                 Financial Officer of
                                 Enterprises                     1992-1993
                                Executive Vice President
                                 and Chief Financial
                                 Officer of CMS Energy
                                 and Consumers                   1988-1992
                                Senior Vice President and
                                 Chief Financial Officer
                                 of CMS Energy and Consumers     1987-1988

John W. Clark               49  Senior Vice President of CMS
                                 Energy                          1987-Present
                                Senior Vice President of
                                 Consumers                       1985-Present

Alan M. Wright              48  Senior Vice President and
                                 Chief Financial Officer
                                 of CMS Energy                   1992-Present
                                Senior Vice President and
                                 Chief Financial Officer
                                 of Consumers                    1993-Present
                                Senior Vice President and
                                 Chief Financial Officer
                                 of Enterprises                  1993-Present
                                Senior Vice President,
                                 Chief Financial Officer and
                                 Treasurer of Consumers          1992-1993
                                Vice President and Treasurer
                                 of Consumers                    1991-1992
                                Vice President - Finance of
                                 Entergy Corporation             1989-1991
                                Vice President - Finance of
                                 Entergy Services                1987-1991

Preston D. Hopper*          43  Vice President, Controller
                                 and Chief Accounting
                                 Officer of CMS Energy           1992-Present
                                Vice President and Controller
                                 of Enterprises                  1992-Present
                                Vice President and Controller
                                 of CMS Energy                   1991-1992
                                Vice President and Controller
                                 of ANR Pipeline Co.             1983-1991

Michael G. Morris*          47  President and Chief Executive
                                 Officer of Consumers            1994-Present
                                Executive Vice President and
                                 Chief Operating
                                 Officer of Consumers            1992-1994
                                Executive Vice President of
                                 Consumers                       1988-1992
                                President and Chief Operating
                                 Officer of Colorado
                                 Interstate Gas Company          1987-1988
                                Executive Vice President of
                                 ANR Pipeline Company            1986-1988

David A. Mikelonis*         45  Senior Vice President and
                                 General Counsel of
                                 Consumers                       1988-Present
                                Vice President and General
                                 Attorney of Consumers           1986-1988

* In April 1993 the Board of Directors designated the Senior Officers of CMS Energy, its Controller, the President of Enterprises, the President of Consumers and the General Counsel of Consumers as Executive Officers of CMS Energy for purposes of the Securities Exchange Act of 1934.

The present term of office of each of the officers extends to the first meeting of CMS Energy's Board of Directors after the next annual election of Directors (scheduled to be held May 27, 1994).

There are no family relationships among executive officers and directors of CMS Energy.


Consumers

     Name                   Age      Position                      Period
     ----                   ---      --------                      ------

William T. McCormick, Jr.   49  See the information under CMS
                                Energy's Officers Section above,
                                incorporated herein by reference.

S. Kinnie Smith, Jr.        63  See the information under CMS
                                Energy's Officers Section above,
                                incorporated herein by reference.

Victor J. Fryling           46  See the information under CMS
                                Energy's Officers Section above,
                                incorporated herein by reference.

Michael G. Morris           47  See the information under CMS
                                Energy's Officers Section above,
                                incorporated herein by reference.

John W. Clark               49  See the information under CMS
                                Energy's Officers Section above,
                                incorporated herein by reference.

Paul A. Elbert              44  Senior Vice President of
                                 Consumers                       1991-Present
                                Vice President of Consumers      1988-1991
                                Plant General Manager,
                                 Karn-Weadock Complex of
                                 Consumers                       1986-1988

David A. Mikelonis          45  See the information under
                                CMS Energy's Officers Section
                                above, incorporated herein by
                                reference.

Alan M. Wright              48  See the information under
                                CMS Energy's Officers Section
                                above, incorporated herein by
                                reference.

David W. Joos               40  Senior Vice President of
                                 Consumers                       1994-Present
                                Vice President of Consumers      1990-1994

Dennis DaPra**              51  Vice President and Controller
                                 of Consumers                    1991-Present
                                Director of Financial and
                                 Regulatory Reporting of
                                 Consumers                       1984-1991

** In April 1993, Consumers' Board of Directors designated the Senior Officers of Consumers and its Controller as Executive Officers of Consumers for purposes of the Securities Exchange Act of 1934.

The present term of office of each of the officers extends to the first meeting of Consumers' Board of Directors after the next annual election of Directors (scheduled to be held May 27, 1994).

There are no family relationships among executive officers and directors of Consumers.

                             ITEM 2.  PROPERTIES.


CHARACTER OF OWNERSHIP

The principal properties of CMS Energy and its subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to ease-ments and other rights, in public roads or on land owned by others. The statements under this item as to ownership of properties are made without regard to tax and assessment liens, judgments, easements, rights of way, contracts, reservations, exceptions, conditions, immaterial liens and encum-brances, and other outstanding rights. None of these outstanding rights impairs the usefulness of such properties.

Substantially all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture.


CONSUMERS ELECTRIC UTILITY PROPERTIES

Consumers' electric generating system consists of five fossil-fueled plants, two nuclear plants, one pumped storage hydroelectric facility, seven gas combustion turbine plants and 13 hydroelectric plants.

                                                                             1993 Summer Net          1993 Net
                                                                              Demonstrated           Generation
        Name and Location                          Size and Year               Capability            (Thousands
           (Michigan)                            Entering Service              (Kilowatts)            of kWhs)
Coal Generation
   J H Campbell - West Olive                  3 Units, 1962-1980                 1,346,300 (a)         7,400,192
   D E Karn - Essexville                      2 Units, 1959-1961                   515,000             3,272,247
   B C Cobb - Muskegon                        2 Units, 1956-1957                   296,000             1,713,317
   J R Whiting - Erie                         3 Units, 1952-1953                   310,000             2,013,913
   J C Weadock - Essexville                   2 Units, 1955-1958                   310,000             2,120,296
                                                                                 ---------            -----------
     Total                                                                       2,777,300            16,519,965
                                                                                 ---------            -----------
Oil/Gas Generation
   D E Karn - Essexville                      2 Units, 1975-1977                 1,276,000               336,864
                                                                                 ---------            -----------
Ludington Pumped Storage                      6 Units, 1973                        954,700 (b)          (394,339) (c)
                                                                                 ---------            -----------
Nuclear Generation
   Palisades - South Haven                    1 Unit, 1971                         755,000             3,513,191
   Big Rock Point -
     Charlevoix                               1 Unit, 1962                          67,000               424,851
                                                                                 ---------            -----------
     Total                                                                         822,000             3,938,042
                                                                                 ---------            -----------
Gas/Oil Combustion Turbine
   Generation                                 7 Plants, 1966-1971                  395,300                11,698
                                                                                 ---------            -----------
Hydro Generation                              13 Plants,1907-1949                   73,800               489,229
                                                                                 ---------            -----------
Total Owned Generation                                                           6,299,100            20,901,459
                                                                                                      ===========
Plus Purchased and Inter-
   change Power Capacity                                                         1,223,000 (d)
                                                                                 ---------
     Total                                                                       7,522,100
                                                                                 =========

(a)  Represents Consumers' share of the capacity of the Campbell Plant Unit 3, net of 6.69 percent (ownership interests of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.).

(b)  Represents Consumers' share of the capacity of the Ludington pumped storage plant.  Consumers and Detroit Edison have 51 percent and 49 percent undivided ownership, respectively, in the plant, and the capacity of the plant is shared accordingly.

(c)  Represents Consumers' share of net pumped storage generation.  This facility electrically pumps water during off-
     peak hours for storage to later generate electricity during peak-demand hours.

(d)  Includes purchased power capacity from the MCV Facility totaling 1,023 MW.


Consumers' electric transmission and distribution lines owned and in service are as follows:

                                         Structure       Sub-Surface
                                          (Miles)          (Miles)

Transmission
   345,000 volt                              1,137                -
   138,000 volt                              3,246                4
   120,000 volt                                 19                -
   46,000 volt                               4,066                9
   23,000 volt                                  31                7
                                            ------            -----
  Total transmission                         8,499               20

Distribution
  (2,400-24,900 volt)                       50,359            4,756
                                            ------            -----
Total transmission and
  distribution                              58,858            4,776
                                            ======            =====
Consumers owns substations having an aggregate transformer capacity of 36,249,290 kilovoltamperes.


CONSUMERS GAS UTILITY PROPERTIES

Consumers' gas distribution and transmission system consists of 20,768 miles of distribution mains and 1,084 miles of transmission lines throughout the Lower Peninsula of Michigan. Consumers owns and operates five compressor stations with a total of 116,070 installed horsepower.

Consumers' gas storage fields, listed below, have an aggregate certified storage capacity of 241.5 bcf:

                                                          Total Certified
Field Name                  Location                  Storage Capacity (bcf)

Overisel           Allegan and Ottawa Counties                 64.0
Salem              Allegan and Ottawa Counties                 35.0
Ira                St Clair County                              7.5
Lenox              Macomb County                                3.5
Ray                Macomb County                               66.0
Northville         Oakland, Washtenaw and
                      Wayne Counties                           25.8
Puttygut           St Clair County                             16.6
Four Corners       St Clair County                              3.8
Swan Creek         St Clair County                               .6
Hessen             St Clair County                             18.0
Lyon - 34          Oakland County                                .7

Michigan Gas Storage owns and operates two compressor stations with a total of 46,600 installed horsepower. Its transmission system consists of 547 miles of pipelines within the Lower Peninsula of Michigan.

Michigan Gas Storage's gas storage fields, listed below, have an aggregate certified storage capacity of 117 bcf:

                                                          Total Certified
Field Name                  Location                  Storage Capacity (bcf)

Winterfield        Osceola and Clare Counties                  75.0
Cranberry Lake     Clare and Missaukee Counties                30.0
Riverside          Missaukee County                            12.0

Consumers' gas properties also include the Marysville gas reforming plant, located in Marysville, Michigan. Huron entered into a partnership with PanCanadian Petroleum Company and CanStates Investments to use the expanded capacity of the underground caverns at the Marysville plant for commercial storage of liquid hydrocarbons. On February 1, 1994 PanCanadian Petroleum Company purchased CanStates Investments. In addition, Consumers and Novacor Hydrocarbons, Inc. are partners in a partnership to use certain hydrocarbon fractionation facilities at the plant.


CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES

NOMECO has carried on a domestic oil and gas exploration program since 1967. In 1976, NOMECO entered its first venture outside the United States.

Net oil and gas production by NOMECO for the years 1991 through 1993 is shown in the following table.

                                Thousands of barrels of oil and millions of
                                  cubic feet of gas, except for reserves

                                         1993      1992       1991

Natural gas (a)                         18,487    17,578     14,714
Oil and condensate (a)                   1,716     1,417      1,260
Plant products (a)                         186       291        283
Average daily production (b)
  Oil                                      5.6       4.9        4.1
  Gas                                     62.3      59.2       50.5

Reserves to annual production ratio
  Oil (MMbbls)                            19.1      22.6       21.9
  Gas (bcf)                               10.9      11.8       13.0

(a) Revenue interest to NOMECO
(b) NOMECO working interest (includes NOMECO's share of royalties)


The following table shows NOMECO's estimated proven reserves of oil and gas for the years 1991 through 1993.

                                       Total Worldwide           United States           International
                                         Oil     Gas             Oil      Gas            Oil       Gas
                                      (MMbbls)  (bcf)         (MMbbls)   (bcf)        (MMbbls)    (bcf)
Proven Developed and
Undeveloped Reserves

December 31, 1990                      19.5    172.1             5.6    167.9            13.9      4.2
  Revisions and other changes           0.4      6.5             0.2      6.4             0.2      0.1
  Extensions and discoveries            9.7     24.3             0.4     24.3             9.3        -
  Purchases of reserves                 0.2      3.0             0.2      3.0               -        -
  Production                           (1.3)   (14.7)           (1.1)   (14.5)           (0.2)    (0.2)
                                       -----   ------           -----   ------           -----    -----

December 31, 1991                      28.5    191.2             5.3    187.1            23.2      4.1
  Revisions and other changes           0.8    (20.4)            0.2    (20.1)            0.6     (0.3)
  Extensions and discoveries            7.4     45.4             0.1     44.7             7.3      0.7
  Purchases of reserves                 1.0      9.9             0.2      6.8             0.8      3.1
  Production                           (1.6)   (17.6)           (1.1)   (17.4)           (0.5)    (0.2)
                                       -----   ------           -----   ------           -----    -----

December 31, 1992                      36.1    208.5             4.7    201.1            31.4      7.4
  Revisions and other changes           0.4      7.2            (0.4)     7.1             0.8      0.1
  Extensions and discoveries            0.1      2.9             0.1      2.9               -        -
  Purchases of reserves                   -      1.7               -      1.7               -        -
  Production                           (1.9)   (18.5)           (1.0)   (18.2)           (0.9)    (0.3)
                                       -----   ------           -----   ------           -----    -----

December 31, 1993                      34.7    201.8             3.4    194.6            31.3      7.2
                                       =====   ======           =====   ======           =====    =====

Proven Developed Reserves

December 31, 1990                      18.8    155.5             4.9    151.3            13.9      4.2
December 31, 1991                      25.9    188.0             5.1    183.9            20.8      4.1
December 31, 1992                      31.7    205.0             4.5    198.8            27.2      6.2
December 31, 1993                      31.2    200.0             3.3    193.4            27.9      6.6

Equity Interest in Proven
Reserves of Pecten Yemen

December 31, 1993                       1.5        -               -        -             1.5        -


The following table shows NOMECO's undeveloped net acres of oil and gas leasehold interests at December 31.

                                             Net Acres
                                     1993                 1992

Michigan                            77,672             120,740
Louisiana (a)                       37,295              39,226
Texas (a)                            8,083              10,411
North Dakota                         5,635                   -
Indiana                              5,034                 715
Other states                         2,184               2,581
                                   -------           ---------
   Total domestic                  135,903             173,673
                                   -------           ---------
Thailand                           188,000             188,000
Yemen                              120,563                   -
Papua New Guinea                    96,825              63,220
Equatorial Guinea                   83,334              83,334
Ecuador                             69,160              69,160
New Zealand                            602               1,544
China (b)                                -             589,334
                                   -------           ---------
   Total international             558,484             994,592
                                   -------           ---------
   Total                           694,387           1,168,265
                                   =======           =========
(a) Includes offshore acreage.

(b) Acreage excluded at year-end 1993 as part of an agreement with the state oil company to discontinue its current exploration program because it has been unsuccessful.


CONSUMERS OTHER PROPERTIES

CMS Midland owns a 49 percent interest in the MCV Partnership which was formed to construct and operate the MCV Facility. The MCV Facility has been sold to five owner trusts and leased back to the MCV Partnership. CMS Holdings is a limited partner in the FMLP, which is a beneficiary of one of these trusts. CMS Holdings' indirect beneficial interest in the MCV Facility is 35 percent.

Consumers owns fee title to 1,140 acres of land in the City and Township of Midland, Midland County, Michigan, occupied by the MCV Facility. The land is leased to the owners of the MCV Facility by five separate leases, each leasing an undivided interest and in the aggregate totaling 100 percent, for an initial term ending December 31, 2035 with possible renewal terms to June 15, 2090.

Consumers owns or leases three principal General Office buildings in Jackson, Michigan and 53 Regional and other field offices at various locations in Michigan's Lower Peninsula. Of these, two of the General Office buildings and eleven of the Regional and other field offices are leased. Also owned are miscellaneous parcels of real estate not now used in utility operations.


CMS ENERGY OTHER PROPERTIES

Various subsidiaries of CMS Generation own interests in independent power plants, including a 50 percent partnership interest in a 30 MW wood waste-fueled power plant near Susanville, California; a 50 percent partnership interest in a 54 MW coal and wood waste-fueled power plant in Filer City, Michigan; a 50 percent partnership interest in a 34 MW wood waste-fueled power plant in Grayling Township, Michigan; a 50 percent interest in a 26 MW tire burning power plant near Sterling, Connecticut; a 50 percent interest in a wood waste-fueled power plant in Lyons Falls, New York; an
18.6 percent interest in a consortium which owns an 88 percent interest in a 50 MW fossil-fueled plant in San Nicolas, Argentina; a 25 percent interest in a consortium which owns a 59 percent interest in two hydroelectric power plants, with a total of 1,320 MW of capacity, on the Limay River in western Argentina; and a 50 percent ownership interest in a 18 MW wood waste-fueled power plant near Chateaugay, New York.

CMS Gas Transmission owns a 75 percent interest in a general partnership which owns and operates a 25-mile, 16-inch natural gas transmission pipeline in Jackson and Ingham Counties, Michigan; owns a 24 percent limited partnership interest in the Saginaw Bay Area Limited Partnership which owns 125 miles of 10-inch and 16-inch natural gas transmission pipeline in north-central Michigan; owns a 44 percent limited partnership interest in a partnership that owns certain pipelines of 20 and 12 miles interconnected to the Saginaw Bay Area Limited Partnership facilities; owns a 60 percent interest in a partnership that owns and operates a natural gas treating plant in Otsego County, Michigan; and owns 100 percent interest in 41 miles of gas transmission pipeline in Otsego and Montmorency Counties, Michigan.

CMS Energy, through certain subsidiaries owns approximately 6,000 acres of undeveloped land in Benzie and Manistee Counties, Michigan, approximately 53 acres of undeveloped land in Muskegon County, Michigan, and approximately 300 acres in undeveloped land in Emmet County, Michigan.


CONSUMERS CAPITAL EXPENDITURES

Capital expenditures during 1993 for Consumers and its subsidiaries totaled $509 million for capital additions and $52 million for demand-side management programs. These capital additions include approximately
$31 million for environmental protection additions. Of the $509 million, $265 million was incurred for electric utility additions, $126 million for gas utility additions, $58 million for capital leases (see Note 14 to Consumers' Consolidated Financial Statements incorporated by reference herein), and $60 million for other additions and capital investments.

In 1994, capital expenditures are estimated to be $513 million for capital additions and $40 million for demand-side management programs. These capital addition estimates include approximately $48 million related to environmental protection additions. Of the $513 million, $290 million will be incurred for electric utility additions, $98 million for gas utility additions, $73 million for capital leases, and $52 million for other additions and capital investments.


CMS ENERGY CAPITAL EXPENDITURES

Capital expenditures during 1993 for CMS Energy and its subsidiaries totaled $714 million for capital additions and $52 million for demand-side management programs. These capital additions include approximately $31 million for environmental protection additions. Of the $714 million, $509 million was incurred by Consumers as discussed above. The remaining $205 million in capital additions include $81 million for oil and gas exploration, $110 million for independent power production and $14 million for gas transmission and marketing.

In 1994, capital expenditures are estimated to be $752 million for capital additions and $40 million for demand-side management programs. This capital addition estimate includes approximately $48 million related to environmental protection additions. Of the $752 million, $513 million will be incurred by Consumers as discussed above. The remaining $239 million in capital additions will be incurred as follows: $117 million for oil and gas exploration, $84 million for independent power production and $38 million for gas transmission and marketing.

                          ITEM 3.  LEGAL PROCEEDINGS


Consumers and some of its subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, income taxes, and rates and licensing. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.

The Attorney General, ABATE, and the MPSC Staff typically intervene in MPSC proceedings concerning Consumers. Unless otherwise noted below, these parties have intervened in such proceedings. For many years, almost every significant MPSC order affecting Consumers has been appealed. Appeals from such MPSC orders are pending in the Michigan Court of Appeals and the Michigan Supreme Court. Consumers is vigorously pursuing these matters. Under Michigan civil procedure, parties may file a claim of appeal with the Michigan Court of Appeals which serves as a notice of appeal. The grounds on which the appeal is being made are not set forth until a later date when the parties file their briefs.

1.     Electric Rate Case Proceedings

       A. Appeal of MPSC Orders Related to the Abandoned Midland Nuclear Plant Investment

In November 1983, Consumers filed an electric rate case with the MPSC which sought recovery of its investment in the abandoned portion of the Midland nuclear plant. This case was separated into two phases in September 1984: a financial stabilization phase, MPSC Case No. U-7830, Step 3A, and a prudence phase, MPSC Case No. U-7830, Step 3B. Numerous orders were issued in these cases, including one issued in 1985 in the financial stabilization phase which contained certain conditions to Consumers' receiving financial stabilization rate relief.

On May 7, 1991, the MPSC issued final orders in both Step 3A and Step 3B proceedings in which, among other things, the MPSC ruled that Consumers could recover approximately $760 million of the $2.1 billion of abandoned Midland investment. Consumers, as well as the Attorney General and ABATE, among others, filed applications for rehearing with the MPSC of the May 7 Orders in Step 3A and Step 3B. which were all denied by the MPSC.
Several parties, including Consumers, have appealed the MPSC determinations in these orders to the Court of Appeals. The Attorney General and ABATE primarily disagree with the standard used by the MPSC to determine the amount of investment that is recoverable by Consumers from its electric customers, contending that recovery should not be allowed for utility assets that have not been placed in service. Consumers disagrees with the date the MPSC determined it would have been prudent for Consumers to abandon construction of the Midland nuclear facility and the reduction
in recoverable investment that resulted from this determination.   All
briefs have been filed in these appeals. Oral argument has not yet been scheduled on the Step 3B appeals; oral argument was held on the Step 3A appeal in December 1993.

       B.    Appeal of 1991 General Electric Rate Case Order

On May 7, 1991, the MPSC issued an order in Case No. U-9346, a general electric rate case the MPSC ordered Consumers to file in response to a complaint filed by ABATE. On July 1, 1991, the MPSC issued another order in this proceeding modifying the May 7 Order. These orders, together with the other orders discussed in paragraph A above, reduced Consumers' electric retail rates by an annual amount of approximately $73 million.

Certain aspects of the May 7, 1991 and July 1, 1991 electric rate case orders were appealed by the Attorney General, ABATE, and the Michigan Association of Home Builders. The appeals of the Attorney General and the Michigan Association of Home Builders have both been dismissed. ABATE's appeal, which primarily seeks a reduction in the rates authorized by the MPSC, remains pending. Briefs have been filed in the ABATE appeal and oral argument was held in December 1993.

       C.    1993 Electric Rate Case

On May 10, 1993, Consumers filed an application with the MPSC seeking an increase in its base electric rates (MPSC Case No. U-10335). As a result of the new statutory federal tax rate and interest rate savings resulting from the refinancing of certain long-term debt, Consumers subsequently revised its requested electric rate increase to approximately $133 million in 1994 while its requested electric rate increase for 1995 remained at $38 million. In their initial brief, the MPSC Staff recommended approximately $98 million in annual rate relief beginning in 1994. The
MPSC Staff also recommended a lower return on electric common equity
(11.75 percent compared with Consumers' proposal of 13.25 percent), and using a projected actual equity ratio in the projected capitalization structure rather than a target ratio. The MPSC Staff did not support Consumers' request for additional rate relief for 1995 as part of this proceeding, but did support Consumers' rate design proposal to significantly reduce the level of cross-subsidization of residential customers' rates by commercial and industrial customers.

A PFD was issued in this case on March 4, 1994. In the PFD the ALJ recommended a rate increase in 1994 of approximately $83 million with no incremental increase in 1995 to be granted as part of this proceeding.
The ALJ adopted MPSC Staff's recommendation of an 11.75 percent return on common equity and the use of 1994 projected actual capital structure rather than the target structure proposed by Consumers. The PFD rejected a proposal made by Consumers through which returns above the authorized level would be shared with customers, but recommended the implementation of a performance incentive proposal Consumers had initially proposed with some modifications. The PFD also recommended the adoption of the cross-subsidization reduction proposed by Consumers modified so that subsidization would be immediately reduced by 50 percent in 1994 rates rather than the phased-in 20 percent per year over a three year period reduction proposed by Consumers.

Exceptions to the PFD are due March 18 with replies to exceptions due April 1. The PFD is not binding on the MPSC. An order of the MPSC will be issued sometime thereafter.

       D.    1986 Proceedings - Palisades Outages

The Palisades nuclear plant was out of service for maintenance from May 1986 until April 1987. In the 1986 PSCR reconciliation case decided December 22, 1988, the MPSC disallowed recovery of $22.4 million of replacement power costs associated with the 1986 portion of this outage and refunds to the customers were made. In an appeal filed in 1989 and now pending decision by the Court of Appeals, Consumers is challenging the adequacy of the MPSC's findings supporting the disallowance. Oral arguments were held in December 1993 and in March 1994 the Court of Appeals affirmed the MPSC order in a per curiam opinion.

2.     Settlement Proposals Relating to Consumers' Purchases from the MCV
       Partnership

On March 31, 1993, the MPSC issued the Settlement Order which approved with modifications the Revised Settlement Proposal filed by Consumers, the MPSC Staff and 10 small power and cogeneration developers. The scope of the Settlement Order included three major components: 1) treatment of cost recovery issues regarding the PPA, 2) resolution of PURPA issues raised by certain developers of Qualifying Facilities that had wanted contracts with Consumers, and 3) resolution of the remand to the MPSC ordered by the Court of Appeals in the Capacity Charge Order. In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. On May 26, 1993, the MPSC denied petitions filed by the Attorney General, ABATE, MMCG and a small project developer which requested a rehearing of the Settlement Order by the MPSC. ABATE and the Attorney General have filed claims of appeal of the Settlement Order and the May 26, 1993 MPSC order with the Court of Appeals. Briefs have been filed with the Court of Appeals on this matter but oral argument has not yet been scheduled. In their respective briefs in opposition to the Settlement Order, ABATE and the Attorney General essentially reiterate the arguments they made before the MPSC in their petitions for rehearing. The substance of ABATE's and the Attorney General's arguments is that the MPSC exceeded its authority in approving the Revised Settlement Proposal as modified by the Settlement Order and the rates established thereby are not just and reasonable and lack evidentiary support. ABATE and the Attorney General also contend that the MPSC's procedures for the hearing on the Revised Settlement Order violated due process and denied ABATE and the Attorney General a fair hearing. In defense of the Settlement Order, the Independent Cogenerators, Consumers and the MPSC argue in their respective briefs to the Court of Appeals that the determinations of the MPSC in the Settlement Order are lawful and reasonable and that the Attorney General and ABATE have failed to meet the statutory burden of proof minimally necessary for the Court of Appeals to find otherwise.

In accordance with the terms of the Settlement Order, appeals of MPSC orders relating to MCV cost recovery issues in Consumers' 1990, 1991 and 1992 PSCR cases that had been pending before the Court of Appeals and the Michigan Supreme Court have been withdrawn.

3.     MPSC Case No. U-10029 - Intrastate Gas Supply

In November 1991, Consumers filed with the MPSC Case No. U-10029 seeking several kinds of relief with respect to a contract with one of Consumers' intrastate gas suppliers, North Michigan, including lowering a contract price. North Michigan filed an objection with the MPSC and in July 1992 filed a collateral case in Federal Court seeking an injunction to block the MPSC case. On April 8, 1993, the Federal Court dismissed Northern Michigan's suit. An appeal of the Federal Court's decision is pending in the U.S. Sixth Circuit Court of Appeals.

On February 8, 1993, the MPSC issued an order granting Consumers' request to lower the price to be paid North Michigan under its contract. In March 1993, North Michigan filed an appeal of the MPSC's February 8, 1993 order with the Court of Appeals. In July 1993, consistent with the MPSC's February 8, 1993 Order, Consumers notified North Michigan that it planned to terminate the contract in November 1993. In early October 1993, North Michigan sought to have the Court of Appeals stay Consumers' cancellation of the contract. The Court of Appeals denied this request in late October 1993 and Consumers terminated its contract with North Michigan effective November 1, 1993. If the MPSC order is overturned, Consumers would have to pay North Michigan higher contract costs for purchases in 1993 which may not be authorized by the MPSC for recovery from Consumers' customers. Should North Michigan obtain a favorable decision on all of the issues on appeal, including Consumers' termination of the contract in 1993, Consumers' total remaining exposure would be $24 million, for which Consumers previously accrued a loss. Consumers cannot predict the outcome of this appeal.

4.     Palisades Plant - Spent Nuclear Fuel Storage

In April 1993, the NRC amended its regulations, effective May 7, 1993, to approve the design of the dry spent fuel storage casks to be used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the National Environmental Policy Act. As of February, 1994, the courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals related to this matter are now pending at the U.S. Sixth Circuit Court of Appeals. As of mid-August 1993, Consumers has loaded two dry storage casks with spent nuclear fuel and expects to load additional casks in 1994 prior to Palisades' 1995 refueling outage.

5. CMS Energy's Exemption Under the Public Utility Holding Company Act of 1935

CMS Energy is exempt from registration under PUHCA. In December 1991, the Attorney General and the MMCG filed a request with the SEC for the revocation of CMS Energy's exemption. In January 1992, CMS Energy responded to the revocation request affirming its position that it is entitled to the exemption. In April 1992, the MPSC filed a statement with the SEC that recommended that the SEC impose nine conditions on CMS Energy's exemption. The suggested conditions would (1) preclude CMS Energy's making non-utility investments without prior SEC approval;
(2) prohibit CMS Energy's subsidiaries from making any upstream loans without prior SEC approval; (3) prohibit CMS Energy from pledging Consumers' assets as security without prior SEC approval; (4) prohibit the sale or transfer of utility securities or assets by CMS Energy without SEC concurrence; (5) prevent Consumers paying other than "normal" dividend;
(6) require that all contracts and leases over $500,000 annual cost be filed with the SEC and MPSC; (7) require that access to the books and records of CMS Energy, its affiliates and their joint ventures, be provided to the SEC and the MPSC; (8) establish complaint procedures, with penalty provisions for addressing challenges to CMS Energy's compliance with the conditions; and (9) require that all pleadings filed with the SEC relating to the conditions be served contemporaneously on the MPSC. On July 9, 1993, the Attorney General submitted to the SEC a response to the MPSC's statement opposing the MPSC's recommendations and reiterating his argument that CMS Energy should not be allowed an exemption under PUHCA. On July 12, 1993, the MMCG submitted to the SEC a reply to CMS Energy's January 1992 response to the revocation request. On September 30, 1993, CMS Energy responded to the Attorney General's and the MMCG's July submissions. CMS Energy also contemporaneously submitted comments on the MPSC's April 1992 statement. In its response to the Attorney General and MMCG, CMS Energy again refuted the allegations made by the Attorney General and MMCG regarding CMS Energy's exemption, noting in particular that the matters complained of by the Attorney General and MMCG have all been addressed and resolved in proceedings before other regulatory and judicial authorities, primarily at the State level, with the Attorney General and MMCG participating. In its comments on the MPSC's April 1992 statement, CMS Energy updated events from the time the MPSC statement was filed during which the substantive issues underlying the MPSC's recommendations were resolved.

Should the SEC revoke CMS Energy's current exemption from registration under PUHCA, CMS Energy could either become a registered holding company or be granted a new exemption, possibly subject to conditions similar to those recommended by the MPSC. Registration under PUHCA could require divestment by CMS Energy of either its gas utility or electric utility business by some future date following registration. As a registered company, CMS Energy could also be precluded from engaging in businesses that are not functionally related to its utility operations; in addition, SEC approval would be required for the issuance of securities by CMS Energy and its subsidiaries. If divestiture of Consumers' gas utility or its electric utility business ultimately were required, the effect on Consumers and CMS Energy would depend on the method of divestitures and the extent of the proceeds received, which cannot now be predicted.

CMS Energy is vigorously contesting the revocation request and believes it will maintain the exemption. There has been no action taken by the SEC on this matter.

6.     Ludington Pumped Storage Plant

In September 1993, the Court of Appeals overturned the dismissal of a lawsuit filed by the Attorney General in September 1986 seeking damages from Consumers and Detroit Edison for alleged injuries to fishing resources due to the operation of the jointly owned Ludington Pumped Storage Plant. In his 1986 complaint, the Attorney General had sought $147.9 million (including interest) in damages for past injuries and approximately $89,000 per day for future damages, subject to adjustment based on the adequacy of the barrier net installed at the plant and other changed conditions. In a second lawsuit, filed in 1987, the Attorney General had also sought to have the plant's bottom lands lease agreement with the State declared void. The Court of Appeals' September 1993 ruling upheld the lower court's dismissal relating to the breach of claim, but would allow the Attorney General to continue his lawsuit for damages against Consumers and Detroit Edison, limiting the recovery of potential damages to those occurring not more than 3 years before filing the lawsuit in 1986. On October 14, 1993, the Court of Appeals made minor modifications to its opinion. Consumers and Detroit Edison have filed an application for leave to appeal with the Michigan Supreme Court seeking a reversal of the September 1993 Court of Appeals' Order and have the trial court's dismissal of the damages claim affirmed. The Attorney General filed a brief in opposition to Consumers' and Detroit Edison's application and also filed an application with the Michigan Supreme Court seeking reversal of the Court of Appeals' rulings as to the lease claims and the statute of limitations holding. The decision to grant or deny these applications is pending at the Michigan Supreme Court.

7.     Stray Voltage Lawsuit

Consumers experienced an increase in complaints during 1993 relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. On October 27, 1993, a complaint seeking certification as a class action suit was filed against Consumers in a local circuit court. The complaint alleged that in excess of a billion dollars of damages, primarily related to production by certain livestock owned by the purported class, were being incurred as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and has vigorously opposed the certification of the class and this suit. On March 11, 1994, the court decided to deny class certification for this complaint and to dismiss, subject to refiling as separate suits, the October lawsuit with respect to all but one of the named plaintiffs.

8.     Gas Supplier Dispute

On September 1, 1993, Consumers commenced gas purchases from Trunkline under a continuation of prior sales agreements at a reduced price compared to prior gas sales. Some of Consumers' direct gas suppliers, who have their contract price tied to the price Consumers pays Trunkline, have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers. To date, four suppliers have filed lawsuits, one in Canada, making these charges and seeking open pricing and/or renegotiation of the pricing provision for their contracts, and also seeking damages for breach of contract. Consumers is disputing these claims and has sought declaratory and other relief on this issue in Michigan courts against nine suppliers. Certain of the suppliers also allege that, absent successful renegotiation, they have the right to terminate their supply contracts with Consumers and have involved the MCV Partnership in the litigation claiming termination rights with respect to the MCV Partnership's supply contracts that were negotiated during the same period. Consumers has reached an agreement in principle to settle with three of the suppliers. Consumers cannot predict the outcome of this matter.

Additionally, three of these direct gas suppliers of Consumers made filings with the FERC in Trunkline's Order 636 restructuring case seeking to preclude Trunkline's ability to make the sales to Consumers which commenced on September 1, 1993. Consumers and Trunkline vigorously opposed these filings and in December 1993, the FERC issued an order which, among other things, allowed Trunkline to continue sales of gas to Consumers under tariffs on file with the FERC.

9.     Arbitration Proceedings Between Consumers and the MCV Partnership

A dispute has arisen between the MCV Partnership and Consumers relating to the impact of the Settlement Order on the fixed energy charge payment called for in the PPA and Consumers' ability to exercise its rights under the regulatory out provision based on the issuance of the Settlement
Order. In accordance with the dispute resolution provisions set out in the PPA, an arbitrator acceptable to both parties has been selected and the arbitration of this dispute has commenced. Consumers is unable to predict the outcome of such arbitration proceedings or of any possible settlement of the issues underlying this dispute. The lessors of the MCV Facility have filed a lawsuit in federal district court against CMS
Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charge. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers are unable to predict the outcome of this action.

10.    1991 Gas Rate Settlement

On December 19, 1991, the MPSC approved a settlement in Case No. U-10037 concerning Consumers' gas rates which had been entered into by Consumers and the MPSC Staff. The settlement provides that Consumers is required to make certain expenditures for gas operation and maintenance activities in 1992, and provides for refunds if these expenditure levels are not met, or if Consumers' gas earnings exceed certain levels. Both the Attorney General and ABATE opposed approval of the settlement agreement and ABATE sought rehearing of the December 19, 1991 Order. On April 15, 1992, the MPSC denied the rehearing request. Both ABATE and the Attorney General have appealed the MPSC's order. On March 10, 1994, the Court of Appeals issued a per curiam opinion affirming the MPSC order.

11.    Investigative Demand

On July 17, 1991, the Attorney General served a civil investigative demand upon Consumers and CMS Energy indicating that the Attorney General was investigating "possible violations" of the Michigan Antitrust Reform Act by CMS Energy and Consumers and certain of their affiliates, primarily in connection with potential acquisitions and dealings with electric generating companies including the MCV Partnership. CMS Energy and Consumers do not believe any violations of such Act have occurred. The Attorney General has not taken any action on this matter since 1991 and Consumers and CMS Energy believe that this investigation is no longer being pursued.

12.    Environmental Matters

On September 23, 1993, the EPA filed an administrative complaint against Consumers under Superfund and the Emergency Planning and Community Right-to-Know Act. The complaint alleges, after release of a certain hazardous substance at its J. H. Campbell coal-fired electric generating plant, that Consumers did not immediately notify the appropriate governmental authorities of the release as soon as Consumers had knowledge of the release. The complaint proposes penalties aggregating $100,000. Consumers is disputing these allegations.

In addition, Consumers is subject to various federal, state and local laws and regulations relating to the environment. Consumers has been named as a party to several actions involving environmental issues. However, based on its present knowledge and subject to future legal and factual developments, CMS Energy and Consumers believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See Item 1. BUSINESS. CONSUMERS AND CMS ENERGY ENVIRONMENTAL COMPLIANCE.

13.    Retail Wheeling Proceedings

In September 1992, in response to an application filed by ABATE, the MPSC issued an order commencing a joint contested case proceeding to consider experimental wheeling tariffs for Consumers and Detroit Edison. ABATE's proposal is that for an experimental period of five years utility customers with maximum demands of 5,000 kW or more be eligible for the retail wheeling tariff. Under the proposal, 60 megawatts of Consumers' load and 90 MW of Detroit Edison's load would be subject to displacement by retail wheeling. Consumers and Detroit Edison each opposed the proposed experimental retail wheeling tariff while the MPSC Staff cited concerns with the impact of the retail wheeling proposals on utility planning and procurement practices as well as regarding certain jurisdictional issues. In the PFD issued in August 1993, the ALJ determined that the MPSC could not order utilities to provide retail wheeling services and expressed concern regarding the proper pricing for this service should a utility voluntarily agree to provide the service.

14.    Wholesale Wheeling Proceedings

Consumers has an approved open-access interconnection service schedule on file with the FERC for wholesale wheeling transactions. In 1992, Consumers also filed a separate but complementary open-access transmission tariff that would make both firm and non-firm transmission service available to eligible power generators, including investor-owned utilities, facilities that meet the ownership and technical requirements under PURPA, independent power producers, municipal and cooperative utilities. The FERC accepted the filing, effective May 2, 1992, subject to refund, and ordered a hearing before an ALJ. In September 1993, the ALJ issued an initial decision that would compel reductions of the tariff rates ranging from 25 percent to 65 percent. On November 1, 1993, Consumers filed exceptions with the FERC seeking reversal of the rate reductions proposed in the ALJ's initial decision. As of December 31, 1993, the amount of firm transmission service currently subject to the tariff is 23 MW.


                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY HOLDERS.

CMS Energy

None in the fourth quarter of 1993 for CMS Energy.

Consumers

None in the fourth quarter of 1993 for Consumers. However, at a special meeting held on January 31, 1994, the shareholders of Consumers approved the creation of a new class of stock, Class A preferred stock. The stock vote taken on the matter was as follows:

                       For          Against        Abstain       Total
                       ---          -------        -------       -----

Common and
Preferred Stock      84,611,652      103,849        38,072     84,753,573

Preferred Stock         502,863      103,849        38,072        644,784

                                    PART II

         ITEM 5.  MARKET FOR CMS ENERGY'S AND CONSUMERS' COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS.


CMS Energy

Market prices for CMS Energy's common stock and related security holder matters are contained herein in Item 8, CMS Energy's Quarterly Financial and Common Stock Information, which is incorporated by reference herein. Number of common shareholders at February 28, 1994 was 66,250.

Consumers

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In May, August, November and December 1993, Consumers paid $57 million, $21.5 million, $33.5 million and $21 million cash dividends, respectively, on its common stock.


                       ITEM 6.  SELECTED FINANCIAL DATA.


CMS Energy

Selected financial information is contained in Item 8, CMS Energy's Selected Financial Information which is incorporated by reference herein.

Consumers

Selected financial information is contained in Item 8, Consumers' Selected Financial Information which is incorporated by reference herein.


               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CMS Energy

Management's discussion and analysis of financial condition and results of operations is contained in Item 8, CMS Energy's Management's Discussion and Analysis which is incorporated by reference herein.

Consumers

Management's discussion and analysis of financial condition and results of operations is contained in Item 8, Consumers' Management's Discussion and Analysis which is incorporated by reference herein.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:


CMS Energy                                                             Page

Selected Financial Information                                          51
Management's Discussion and Analysis                                    53
Consolidated Statements of Income                                       64
Consolidated Statements of Cash Flows                                   65
Consolidated Balance Sheets                                             66
Consolidated Statements of Long-Term Debt                               68
Consolidated Statements of Preferred Stock                              69
Consolidated Statements of Common Stockholders' Equity                  70
Notes to Consolidated Financial Statements                              71
Report of Independent Public Accountants                                96
Quarterly Financial and Common Stock Information                        97




Consumers                                                              Page

Selected Financial Information                                          101
Management's Discussion and Analysis                                    102
Consolidated Statements of Income                                       112
Consolidated Statements of Cash Flows                                   113
Consolidated Balance Sheets                                             114
Consolidated Statements of Long-Term Debt                               116
Consolidated Statements of Preferred Stock                              117
Consolidated Statements of Common Stockholder's Equity                  118
Notes to Consolidated Financial Statements                              119
Report of Independent Public Accountants                                142
Quarterly Financial Information                                         143

                            CMS Energy Corporation

                           1993 Financial Statements

                     (This page intentionally left blank)


Selected Financial Information                                                        CMS Energy Corporation


                                                           1993        1992         1991        1990         1989
- -----------------------------------------------------------------------------------------------------------------
Operating revenue (in millions) (a)           ($)         3,482       3,146        2,998       3,028        3,004

Net income (loss) (in millions) (b)           ($)           155        (297)        (276)       (494)         312

Average common shares outstanding
 (in thousands)                                          81,251      79,877       79,988      81,339       82,131

Earnings (loss) per average
 common share (b)                             ($)          1.90       (3.72)       (3.44)      (6.07)        3.80

Cash from operations (in millions)            ($)           484         468          559         377          834

Construction expenditures, excludes
 assets placed under capital
 leases (in millions) (a)                     ($)           548         487          353         425          470

Total assets (in millions)                    ($)         6,964       6,848        6,194       7,917        8,614

Long-term debt, excluding
 current maturities (in millions)             ($)         2,405       2,725        1,941       3,321        3,210

Non-current portion of capital
 leases (in millions)                         ($)           115          98           68          68           79

Total preferred stock (in millions)           ($)           163         163          163         156          187

Preferred stock with mandatory
 redemption (in millions)                     ($)             -           -            -           -           10

Cash dividends declared per
 common share                                 ($)           .60         .48          .48         .42          .10

Market price of common stock
 at year-end                                  ($)        25-1/8      18-3/8       18-3/8      27-7/8           38

Book value per common share at
 year-end                                     ($)         11.33        9.09        13.28       17.36        23.97

Return on average common equity               (%)          18.3      (33.2)       (22.4)      (29.4)         17.2

Return on assets                              (%)           4.5       (2.3)        (0.6)       (3.2)          6.6

Number of common shareholders
 at year-end                                             66,795      70,801       72,729      76,348       81,131

Number of employees at year-end
 (full time equivalents)                                 10,013       9,971        9,212       9,484        9,790

Electric utility statistics

  Sales (millions of kWh) (c)                            32,764      31,601       31,813      31,743       31,375

  Customers (in thousands)                                1,526       1,506        1,492       1,475        1,453

  Average sales rate (cents/kWh)                           6.28        5.82         5.73        5.89         5.55

Gas utility statistics

  Sales and transportation
   deliveries (bcf) (d)                                     389         364          339         333          303

  Customers (in thousands)                                1,423       1,402        1,382       1,362        1,338

  Average sales rate ($/mcf)                               4.46        4.55         4.58        4.64         4.75
- -----------------------------------------------------------------------------------------------------------------



Selected Financial Information (Continued)                                            CMS Energy Corporation


                                                           1993        1992         1991        1990         1989
- -----------------------------------------------------------------------------------------------------------------
Electric and gas non-utility statistics

  CMS Energy's share of unconsolidated
   independent power production
   revenue (in millions)                      ($)           334         284          246         197            7

  Independent power production
   sales (millions of kWh)                                5,019       4,057        3,342       3,233           90

  Gas transmission and marketing
   revenues (in millions)                     ($)           142          89           42          30           21

  Gas marketed for end-users (bcf)                           60          45           23          16           11

Exploration statistics

  Sales (net equiv. MMbbls)                                 5.0         4.3          3.7         3.5          3.3

  Proven reserves (net equiv. MMbbls)                      69.8        70.9         60.3        48.2         36.9

  Proven reserves added (net equiv.
   MMbbls)                                                  3.9        15.0         16.0        14.7          9.4

  Finding cost ($/net equiv. bbl)             ($)          4.97        4.88         6.58        5.52         8.16
- -----------------------------------------------------------------------------------------------------------------


(a)  Certain prior year amounts were restated for comparative purposes.
(b)  Amount in 1991 included an extraordinary loss of $14 million, after tax or $.18 per average common share.
(c)  Includes intersystem electric sales.
(d)  Excludes off-system transportation services.


                            CMS Energy Corporation
                     Management's Discussion and Analysis


CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving most of the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in several non-utility energy-related businesses including: 1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) gas marketing services to utility, commercial and industrial customers, and 4) storage and transmission of natural gas.


Consolidated 1993 Earnings

Consolidated net income for 1993 totaled $155 million or $1.90 per share, compared to net losses of $297 million or $3.72 per share in 1992 and $276 million or $3.44 per share in 1991. The increased net income reflects the Settlement Order related to power purchases from the MCV Partnership. Earnings also reflect record-setting utility electric sales and gas deliveries and additional earnings from the growth of non-utility businesses.


Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its principal subsidiaries. Consumers effected a quasi-reorganization as of December 31, 1992, which allowed it to resume paying common dividends (see Note 7 to the Consolidated Financial Statements). Consumers paid $133 million in common dividends in 1993 and declared a $16 million common dividend in January 1994 from 1993 earnings. CMS Energy also received cash dividends of $11 million from its non-utility subsidiaries.
CMS Energy paid $49 million in cash dividends to common shareholders compared to $38 million in 1992. The $11 million increase reflects an annual increase of $.24 per share commencing third quarter 1993.

CMS Energy's consolidated cash requirements are met by its operating and financing activities. In 1993 and 1992, CMS Energy's consolidated cash inflow from operations was derived mainly from Consumers' sale and transportation of natural gas and its sale and transmission of electrici-ty, and from NOMECO's sale of oil and natural gas. Consolidated cash from operations for 1993 primarily reflects Consumers' record-setting electric sales and gas deliveries and reduced after-tax cash shortfalls resulting from Consumers' purchases of power from the MCV Partnership.

During 1992, CMS Energy's cash from operations decreased as compared to 1991 primarily due to higher operational expenditures and reduced electric rates. In 1991, CMS Energy generated cash primarily from its consolidated operating and investing activities, including $859 million of net proceeds from the sale of a majority of the MCV Bonds.

Over the last three years, CMS Energy has used its consolidated cash to fund its extensive utility construction expenditures, to improve the reliability of its utility transmission and distribution systems and to expand its non-utility businesses. It also has used its cash to retire portions of long-term securities and to pay cash dividends.

Financing Activities

In October 1993, CMS Energy issued 4.6 million shares of common stock at a price of $26 5/8. The net proceeds of $119 million were used to reduce existing debt and for general corporate purposes. During 1993, Consumers significantly reduced its future interest charges by retiring approximately $51 million of high-cost outstanding debt and refinancing approximately $573 million of other debt at lower interest rates. In November 1993, NOMECO amended the terms of its loan agreement and increased the amount to $110 million. For further information, see Note 7.

Investing Activities

Capital expenditures (excluding assets placed under capital leases of $58 million), deferred DSM costs and investments in unconsolidated subsidiaries totaled $708 million for 1993 as compared to $525 million in 1992. CMS Energy's expenditures for its utility, independent power production, oil and gas exploration and production, and gas transmission and marketing business segments were $503 million, $110 million, $81 million and $14 million, respectively.

In December 1993, Consumers sold $309 million of MCV Bonds it held and used the net proceeds to temporarily reduce short-term borrowings and ultimately plans to reduce long-term debt and to finance its construction program.

Outlook

CMS Energy estimates that capital expenditures, including DSM, new lease commitments and investments in unconsolidated subsidiaries, will total approximately $2.2 billion over the next three years.

                                                                  In Millions
Years Ended December 31                            1994       1995       1996
                                                   ----       ----       ----
Electric and gas utility                           $553       $461       $471
Oil and gas exploration and production              117         90        100
Independent power production                         84         99         98
Gas transmission and marketing                       38         40         45
                                                   ----       ----       ----
                                                   $792       $690       $714
                                                   ====       ====       ====

CMS Energy is required to redeem or retire approximately $796 million of long-term debt during 1994 through 1996. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures and debt retirements. Additionally, CMS Energy will evaluate the capital markets in 1994 as a source of financing its subsidiaries' investing activities.

CMS Energy filed a shelf registration statement with the SEC in January 1994 covering the issuance of up to $250 million of unsecured debt securities. The net proceeds will be used to reduce the amount of CMS Energy Notes outstanding and for general corporate purposes. In October 1993, Consumers received MPSC authorization and is proceeding to issue $200 million of preferred stock in 1994.

Consumers has several other available sources of credit including unsecured, committed lines of credit totaling $165 million and a $470 million working capital facility. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1994. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory, and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. As of December 31, 1993 and 1992, receivables sold totaled $285 million and $225 million, respectively. On February 15, 1993, Consumers increased the level of receivables sold to $335 million. In February 1994, Consumers called or redeemed approximately $101 million of first mortgage bonds (see Note 7).


Electric Utility Operations

Comparative Results of Operations

Electric Pretax Operating Income: The improvement in 1993 pretax operating income compared to 1992 reflects an increase of $126 million relating to the resolution of the recoverability of MCV power purchase costs under the PPA and increased electric system sales of $45 million, partially offset by higher costs to improve system reliability. The 1992 decrease of $66 million from the 1991 level primarily resulted from an increased emphasis on system reliability improvements and decreased electric rates resulting from the full-year impact of a mid-1991 rate decrease.

Electric Sales: Electric system sales in 1993 totaled a record 31.7 billion kWh, a 3.8 percent increase from 1992 levels. In 1993, residential and commercial sales increased 3.4 percent and 3.0 percent, respectively, while industrial sales increased 6.5 percent. Growth in the industrial sector was the strongest in the auto-related segments of fabricated and primary metals and transportation equipment. Electric system sales in 1992 totaled 30.5 billion kWh, essentially unchanged from the 1991 levels.

Power Costs: Power costs for 1993 totaled $908 million, a $31 million increase from the corresponding 1992 period. This increase primarily reflects greater power purchases from outside sources to meet increased sales demand and to supplement decreased generation at Palisades due to an extended outage. Power costs for 1992 totaled $877 million, a $17 million decrease as compared to 1991.

Operation and Maintenance: Increases in other operation and maintenance expense for 1993 and 1992 reflected increased expenditures to improve electric system reliability.

Depreciation: The increased depreciation for 1993 reflects additional capital investments in plant. The 1992 increase resulted from higher depreciation rates, increased amortization of abandoned nuclear investment and increased nuclear plant decommissioning expense.


Electric Utility Rates

Power Purchases from the MCV Partnership: Consumers is obligated to purchase the following amounts of contract capacity from the MCV
Partnership under the PPA:

                                                                  1995 and
Year                                       1993      1994       thereafter
- ----                                      -----     -----       ----------
MW                                        1,023     1,132            1,240

Since 1990, recovering capacity and fixed-energy costs for power purchased from the MCV Partnership has been a significant issue. Effective January 1, 1993, the Settlement Order allowed Consumers to recover from electric retail customers substantially all of the payments for its ongoing purchase of 915 MW of contract capacity from the MCV Partnership, significantly reducing the amount of future underrecoveries for these power costs. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals.

Prior to the Settlement Order, Consumers had recorded losses for underrecoveries from 1990 through 1992. In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order, based on management's best estimates regarding the future availability of the MCV Facility, and the effect of the future wholesale power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. The after-tax expense for the time value of money for the $343 million loss is estimated to be approximately $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement losses were recorded in 1992, the after-tax cash underrecoveries associated with the Settlement Order were $59 million in 1993. Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Estimates for the next five years if none of the additional capacity is sold are as follows:

                                                    After-tax, In Millions
                                    1994     1995    1996     1997    1998
                                    ----     ----    ----     ----    ----
Expected cash underrecoveries        $56      $65     $62      $61     $ 8

Possible additional under-
 recoveries and losses (a)           $14      $20     $20      $22     $72

(a) If unable to sell any capacity above the MPSC's authorized level.

The PPA, while requiring payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. Consumers and the MCV Partnership have commenced arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. As of December 31, 1993, these amounts total $26 million. Although Consumers intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer to facilitate the sale of the remaining MCV Bonds in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or willful misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charge. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers are unable to predict the outcome of this action. For further information regarding power purchases from the MCV Partnership, see Note 3.

PSCR Matters: Consumers began a planned refueling and maintenance outage at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. Recovery of replacement power costs incurred by Consumers during the outage will be reviewed by the MPSC during the 1993 PSCR reconciliation of actual costs and revenues to determine the prudency of actions taken during the outage and any associated delays. Net replacement power costs were approximately $180,000 per day above the cost of fuel incurred when the plant is operating.

The Energy Act imposes an obligation on the utility industry, including Consumers, to decommission DOE uranium enrichment facilities. Consumers currently estimates its payments for decommissioning those facilities to be $2.4 million per year for 15 years beginning in 1992, escalating based on an inflation factor. Consumers believes these costs are recoverable from its customers under traditional regulatory policies.

Electric Rate Case: Consumers filed a request with the MPSC in May 1993 to increase its electric rates. Subsequently, as a result of changed estimates, Consumers revised its requested electric rate increase to $133 million annually based on a 1994 test year. Consumers also requested an additional annual electric rate increase of $38 million based on a 1995 test year. In March 1994, an ALJ issued a proposal for decision that recommended Consumers' 1994 final annual rate increase total approximately $83 million, and that the incremental requested 1995 increase not be granted at this time. The ALJ's recommendation included a lower return on electric common equity, reflected reduced anticipated debt costs due to the projected availability of more favorable interest rates and proposed a lower equity ratio for Consumers' projected capitalization structure. The ALJ did, however, generally support Consumers' rate design proposal to significantly reduce the level of subsidization of residential customers by commercial and industrial customers and generally supported a performance incentive which Consumers also supported. For further information, see Note 4.

Electric Conservation Efforts

In October 1993, Consumers completed the customer participation portion of several incentive-based DSM programs which were designed to encourage the efficient use of energy, primarily through conservation measures. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on electric common equity may be adjusted either upward by up to one percent or downward by up to two percent, for one year following reconciliation hearings with the MPSC. Consumers believes it will receive an increase on its return on common equity based on having achieved all of the agreed upon objectives (see
Note 4).

Electric Capital Expenditures

CMS Energy estimates capital expenditures, including DSM and new lease commitments, related to its electric utility operations of $396 million for 1994, $324 million for 1995 and $332 million for 1996.

Electric Environmental Matters and Health Concerns

The 1990 amendment of the federal Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions will require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Therefore, management believes that Consumers' annual operating costs will not be materially affected.

In 1990, the State of Michigan passed amendments to the Environmental Response Act, under which Consumers expects that it will ultimately incur costs at a number of sites, even those in which it has a partial or no current ownership interest. It is expected that in most cases, parties other than Consumers with current or former ownership interests may also be considered liable under the law and may be required to share in the costs of any site investigations and remedial actions. CMS Energy and Consumers believe costs incurred for both investigation and any required remedial actions would be recoverable from electric utility customers under established regulatory policies and accordingly are not likely to materially affect their financial positions or results of operations.

Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on information currently known by management, Consumers and CMS Energy believe that it is unlikely that their liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on their financial positions or results of operations.

Electric Outlook

Consumers expects economic growth, competitive rates and other factors to increase the demand for electricity within its service territory by approximately 1.8 percent per year over the next five years. For the near term, Consumers currently plans a reserve margin of 20 percent and expects to fill the additional capacity required through long- and short-term power purchases. Long-term purchased power will likely be obtained through a competitive bidding solicitation process utilizing the framework established by the MPSC in 1992. Capacity from the MCV Facility above the levels authorized by the MPSC may be offered by Consumers in connection with the solicitation.

A recent NRC review of Consumers' performance at Palisades showed a decline in performance. Management believes that an increased emphasis on internal assessments will improve performance at Palisades. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC has initiated a diagnostic evaluation team inspection at Palisades. The inspection will be a broad-based evaluation of all aspects of nuclear plant operation and management which is expected to commence in March 1994, with results of the evaluation expected to be available in May 1994. The outcome of this evaluation cannot be predicted. Similar reviews conducted at nuclear plants of other utilities in recent years have in some cases resulted in increased regulatory oversight or required actions to improve plant operations, maintenance or condition.

Consumers is currently collecting $45 million annually from electric retail customers for the future decommissioning of its two nuclear plants. Consumers believes these amounts will be adequate to meet current decommissioning cost estimates. For further information regarding nuclear decommissioning, see Note 2.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary storage. Several appeals relating to NRC approval of the casks are now pending at the U.S. Sixth Circuit Court of Appeals. If Consumers is unable to continue to use the casks as planned, significant costs, including replacement power costs during any resulting plant shutdown, could be incurred.

Consumers has experienced an increase in complaints in 1993 relating primarily to the effect of so-called stray voltage on certain livestock. A complaint seeking certification as a class action suit has been filed against Consumers alleging significant damages, primarily related to certain livestock, which Consumers believes to be without merit (see Note
12).

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives that are competitive with self-generation options. Although Consumers' electric rates are competitive with other regional utilities, Consumers has on file with the FERC two open access interconnection tariffs which could have the effect of increasing competition for wholesale customers. As part of its current electric rate case, Consumers has requested that the MPSC reduce the level of rate subsidization of residential customers by commercial and industrial customers so as to further improve rate competitiveness for its largest customers.

The MPSC has completed a hearing on a proposal by ABATE to create an experimental retail wheeling tariff. Certain other parties have proposals in support of retail wheeling under development. In August 1993, an ALJ recommended that the MPSC reject the proposed experiment. An MPSC order is expected early in 1994.


Gas Utility Operations

Comparative Results of Operations

Gas Pretax Operating Income: For 1993, pretax operating income increased $38 million compared to 1992, reflecting higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs related to transportation. During 1992, gas pretax operating income increased $45 million from the 1991 level, essentially for many of the same reasons as the current period.

Gas Deliveries: Gas sales and gas transported in 1993 totaled 410.6 bcf, a 6.9 percent increase from 1992. In 1992, gas sales and gas transported totaled 384.1 bcf, a 6.1 percent increase from 1991 deliveries.

Gas Utility Rates

Consumers currently plans to file a request in 1994 with the MPSC to increase its gas rates. The request would include, among other things, costs for postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. A final order should be received approximately nine to twelve months after the request is filed.

Certain of Consumers' direct gas suppliers have contract prices tied to the price Consumers pays Trunkline for its gas. The Trunkline contract covers gas deliveries through October 1994 and is at a price reduced in September 1993. Some of Consumers' direct gas suppliers have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers and that their contracts are terminable after a 12-month period. Consumers is disputing these claims.

In 1992, the FERC issued Order 636, which makes a number of significant changes to the structure of the services provided by interstate natural gas pipelines to be implemented by the 1993-94 winter heating season. Consumers is a significant purchaser of gas from an interstate pipeline (Trunkline) and is a major transportation customer of a number of pipelines. Management believes that Consumers will recover any transition costs it may incur and such restructuring will not have a significant impact on its financial position or results of operations.

In July 1993, Michigan Gas Storage submitted a notice of rate change with the FERC to revise its operation and maintenance expenses for 1993 and update plant costs to reflect the addition of approximately $27 million of new plant additions in 1993 and began collecting the revised rates subject to refund and a hearing in February 1994. Hearings or settlement conferences will follow. For further information regarding gas utility rates, see Note 4.

Gas Capital Expenditures

CMS Energy estimates capital expenditures, including new lease commitments, related to its gas utility operations of $99 million for 1994, $88 million for 1995 and $81 million for 1996.

Gas Environmental Matters

Under the Environmental Response Act, Consumers expects that it will ultimately incur costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. It is expected that in most cases, parties other than Consumers with current or former ownership interests may also be considered liable under the law and may be required to share in the costs of any site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time. However, Consumers is continuing to monitor this issue.

In addition, at the request of the DNR, Consumers prepared plans for remedial investigation/feasibility studies for three of these sites. Work plans for remedial investigation/feasibility studies for four other sites have also been prepared. The DNR has approved two of the three plans for remedial investigation/feasibility studies submitted and is currently reviewing the one remaining. Consumers currently estimates the total cost of conducting the three studies submitted to the DNR to be less than $1 million.

The timing and extent of any further site investigation and remedial actions will depend, among other things, on requests received from the DNR and on future site usage by Consumers or other owners. Under the current schedule, Consumers anticipates the first remedial investigation/feasibility study would be completed in mid-1994. Consumers believes the results of the remedial investigation/feasibility studies will allow management to estimate a range of remedial cost estimates for the sites under study, which may be substantial. In 1993, the MPSC addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of that utility's gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. CMS Energy and Consumers believe costs incurred for both investigation and any required remedial actions would be recoverable from gas utility customers under established regulatory policies and accordingly are not likely to materially affect their financial positions or results of operations.

Gas Outlook

In 1993, Consumers purchased approximately 85 percent of its required gas supply under long-term contracts, and the balance on the spot market. Trunkline supplied approximately 41 percent of the total requirement. Consumers expects gas supply reliability to be ensured through long-term supply contracts, with purchases in the short-term spot market when economically beneficial. Management believes that Consumers' ability to purchase gas during the off-season and store it in its extensive underground storage facilities will continue to help provide customers with low-cost, competitive gas rates.

Consumers anticipates growth in gas deliveries of approximately 0.6 percent per year over the next five years. Management believes that environmental benefits, along with the federal requirements included in the Energy Act, create an opportunity for growth in the natural gas vehicle industry.


Oil and Gas Exploration and Production

Pretax Operating Income

1993 pretax operating income decreased $4 million from 1992, primarily reflecting lower average market prices for oil and $10 million of international write-offs, partially offset by higher gas and oil sales volumes and higher average market prices for gas. 1992 pretax operating income decreased $7 million from 1991, primarily due to lower average market prices for oil, partially offset by increased oil and gas sales volumes.

Capital Expenditures

During 1993, CMS Energy's oil and gas exploration and production capital expenditures were $81 million. Most expenditures were made to develop existing proven reserves -- oil reserves in Ecuador which will start production in 1994 and Antrim Shale gas in northern Michigan.

CMS Energy currently plans to invest $307 million over the next three years in its oil and gas exploration and production operations. These anticipated capital expenditures primarily reflect continued development of Ecuador oil and Antrim Shale gas and reserve acquisitions. International focus will remain on Latin America and the Pacific Rim region.


Independent Power Production

Pretax Operating Income

1993 pretax operating income increased $21 million, primarily reflecting the addition of new electric generating capacity and improved equity earnings and operating efficiencies. CMS Energy's ownership share of sales and revenues increased 24 percent and 18 percent, respectively, over the prior year.

Capital Expenditures

In 1993, capital expenditures were $110 million, including investments in unconsolidated subsidiaries. These expenditures were primarily used to obtain ownership interests in an additional 309 MW of owned operating capacity or a 40 percent increase from December 31, 1992.

In April 1993, CMS Generation acquired a 50 percent interest in the Lyonsdale cogeneration plant, a 19 MW power plant in upstate New York. CMS Generation has invested $9 million in the project and additional investments relating to this project are expected to be immaterial.

In May 1993, a consortium including CMS Generation purchased an 88 percent share in the 650 MW San Nicolas power plant near Buenos Aires, Argentina. As of December 31, 1993, CMS Generation's share of the consortium is 18.6 percent and it has provided notice to exercise its option to increase its share to 21 percent. The plant sells power under long-term contracts to two utilities and Argentina's electric grid system. CMS Generation has invested $21 million in the partnership through December 31, 1993 and plans to invest approximately $3 million in 1994 in exercising its option.

In June 1993, CMS Generation was involved in the formation of Scudder Latin American Trust for Independent Power as a lead partner. The fund, which has investment commitments of $25 million from each of the four lead partners, will invest in electric generation and infrastructure resulting from the development of new power generating capacity. CMS Generation has contributed $.5 million through December 31, 1993 and estimates contributions of up to $11 million in 1994.

In July 1993, an investment company including CMS Generation S. A. acquired the rights to a 59 percent ownership interest in two hydroelectric power plants on the Limay River in western Argentina. These plants have a total generating capacity of 1,320 MW. The remaining interest in the project is to be held 39 percent by the Argentine provincial government and 2 percent by the plant employees.
CMS Generation S.A. has a 25 percent ownership interest in the investment company. The investment company secured a 30-year concession under a government privatization program and in August 1993, began operating these power plants. CMS Generation S.A. entered into letter of credit agreements to support the acquisition. As of December 31, 1993, CMS Energy had approximately $41 million of guarantees relating to this agreement which were reduced to less than $15 million in January 1994.
CMS Generation has invested $64 million in equity and loans and plans to invest up to an additional $2 million in 1994.

CMS Generation has a 50 percent ownership interest and has invested, through the Oxford/CMS Development Limited Partnership, $7 million in the Exeter waste tire-fueled/electric generation facility near Sterling, Connecticut. Based on a financial restructuring completed in 1993, CMS Generation may be obligated to invest up to an additional $2 million. The 26.5 MW Exeter facility has a capacity of processing 10 million waste tires per year and sells its capacity and energy to Connecticut Light and Power Company under a long-term agreement.

Effective November 1, 1993, CMS Generation acquired a 50 percent ownership interest in an 18 MW wood waste-fueled electric generation facility located near Chateaugay, New York for approximately $5 million and became the operator March 1, 1994. The facility sells its entire electric output to New York State Electric and Gas Corporation under a long-term power purchase agreement. CMS Generation expects no additional investment relating to this project.

CMS Energy currently plans to invest $281 million relating to its independent power production operations over the next three years, primarily in domestic and international subsidiaries and partnerships.
CMS Generation is involved with partnerships that have signed power contracts to construct power plant facilities capable of producing a total of 885 MW of operating capacity in Michigan, Tamil Nadu, India, and two projects in Batangas, Philippines. CMS Generation will also pursue acquisitions in Latin America, southern Asia and the Pacific Rim region.


Gas Transmission and Marketing

Pretax Operating Income

1993 pretax operating income increased $2 million over 1992, reflecting earnings growth from existing and new gas transportation projects and increased natural gas marketed. In 1993, 60 bcf was marketed compared to 45 bcf in 1992.

Capital Expenditures

During 1993, CMS Energy's non-utility gas companies made capital expenditures of $14 million and formed two marketing partnerships which will provide natural gas marketing services throughout the Appalachian region of the United States and in Chicago and northern Illinois.

In November 1993, CMS Gas Transmission acquired an existing $4 million gas gathering system in the Antrim Shale region of Michigan's Lower Peninsula, which was placed into service in December 1993. CMS Gas Transmission began an $11 million expansion of its carbon dioxide processing facility, with completion expected in March 1994. In December 1993, they signed a letter of intent to invest $18 million to acquire 50 percent ownership in an existing 5 bcf high deliverability salt cavern storage facility on the Gulf Coast of Texas.

CMS Energy currently plans to invest $123 million over the next three years relating to its non-utility gas operations. These investments would reflect the significant expansion of certain northern Michigan gas pipeline and carbon dioxide removal plant facilities. It will continue to pursue development of natural gas storage, gas gathering and pipeline operations both domestically and internationally and work toward the development of a Midwest "market center" for natural gas through strategic alliances and asset acquisition and development.


Other

Other Income: The 1993 other income level reflects lower Midland-related losses than experienced in 1992. The 1992 loss included a $343 million charge related to the Settlement Order. The 1991 loss included $294 million related to an MPSC order received in 1991 that allowed Consumers to recover only $760 million of remaining abandoned Midland investment.

Fixed Charges: Fixed charges for 1993 increased $22 million from 1992 and primarily reflect debt outstanding with higher rates of interest in 1993. The significant decrease in fixed charges in 1992 from 1991 primarily reflects Consumers' program aimed at significantly reducing its debt and the refinancing of debt at lower interest rates.

Public Utility Holding Company Act Exemption: CMS Energy is exempt from registration under PUHCA. However, the Attorney General and the MMCG have asked the SEC to revoke CMS Energy's exemption from registration under PUHCA. On April 15, 1992, the MPSC filed a statement with the SEC recommending that CMS Energy's current exemption be revoked and a new exemption be issued conditioned upon certain reporting and operating requirements. If CMS Energy were to lose its current exemption, it would become more heavily regulated by the SEC; Consumers could ultimately be forced to divest either its electric or gas utility business; and CMS Energy would be restricted from conducting businesses that are not functionally related to the conduct of its utility business as determined by the SEC. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA.

Consolidated Statements of Income                                                        CMS Energy Corporation
                                                                                                   In Millions,
                                                                                       Except Per Share Amounts

Years Ended December 31                                                         1993         1992         1991
- ---------------------------------------------------------------------------------------------------------------
Operating Revenue      Electric utility                                       $2,077       $1,863       $1,849
                       Gas utility                                             1,160        1,126        1,061
                       Oil and gas exploration and production                     77           70           50
                       Independent power production                               21           (8)          (9)
                       Gas transmission and marketing                            142           89           42
                       Other                                                       5            6            5
                                                                              ---------------------------------
                            Total operating revenue                            3,482        3,146        2,998
- ---------------------------------------------------------------------------------------------------------------
Operating Expenses     Operation
                          Fuel for electric generation                           293          305          308
                          Purchased power - related parties                      467          460          442
                          Purchased and interchange power                        148          112          144
                          Cost of gas sold                                       801          749          693
                          Other                                                  570          554          514
                                                                              ---------------------------------
                            Total operation                                    2,279        2,180        2,101
                       Maintenance                                               206          203          172
                       Depreciation, depletion and amortization                  365          348          283
                       General taxes                                             193          184          181
                                                                              ---------------------------------
                            Total operating expenses                           3,043        2,915        2.737
- ---------------------------------------------------------------------------------------------------------------
Pretax Operating       Electric utility                                          286          154          220
Income (Loss)          Gas utility                                               147          109           64
                       Oil and gas exploration and production                      3            7           14
                       Independent power production                                5          (16)         (18)
                       Gas transmission and marketing                              7            5            4
                       Other                                                      (9)         (28)         (23)
                                                                              ---------------------------------
                            Total pretax operating income                        439          231          261
- ---------------------------------------------------------------------------------------------------------------
Income Taxes                                                                      92           22           25
- ---------------------------------------------------------------------------------------------------------------
Net Operating Income                                                             347          209          236
- ---------------------------------------------------------------------------------------------------------------
Other Income           Income from contractual arrangements (MCV Bonds)           32           34          119
(Deductions)           Accretion income (Note 4)                                  14           15           24
                       Accretion expense (Note 3)                                (36)           -            -
                       Loss on MCV power purchases - settlement (Note 3)           -         (520)           -
                       Write-down of abandoned Midland project costs (Note 4)      -            -         (398)
                       Other income taxes, net                                    17          168          119
                       Other, net                                                 15            9          (15)
                                                                              ---------------------------------
                            Total other income (deductions)                       42         (294)        (151)
- ---------------------------------------------------------------------------------------------------------------
Fixed Charges          Interest on long-term debt                                204          169          274
                       Other interest                                             24           35           68
                       Capitalized interest                                       (5)          (3)          (5)
                       Preferred dividends                                        11           11           10
                                                                              ---------------------------------
                            Net fixed charges                                    234          212          347
- ---------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Extraordinary Item                                      155         (297)        (262)

Extraordinary Item, Early Redemption of Debt, Net                                  -            -          (14)
                                                                              ---------------------------------
Net Income (Loss)                                                             $  155       $ (297)      $ (276)
===============================================================================================================
Average Common Shares Outstanding                                                 81           80           80
===============================================================================================================
Earnings (Loss) Per Average Common Share Before Extraordinary Item            $ 1.90       $(3.72)      $(3.26)

Loss Per Average Common Share From Extraordinary Item                              -            -         (.18)
                                                                              ---------------------------------
Earnings (Loss) Per Average Common Share                                      $ 1.90       $(3.72)      $(3.44)
===============================================================================================================
Dividends Declared Per Common Share                                           $  .60       $  .48       $  .48
===============================================================================================================

The accompanying notes are an integral part of these statements.

/TABLE


Consolidated Statements of Cash Flows                                                     CMS Energy Corporation


                                                                                                     In Millions

Years Ended December 31                                                               1993       1992      1991
- ----------------------------------------------------------------------------------------------------------------
Cash Flows From        Net income (loss)                                             $ 155      $(297)    $(276)
Operating Activities     Adjustments to reconcile net income (loss) to
                           net cash provided by operating activities
                             Depreciation, depletion and lease amortization            341        338       311
                             Nuclear decommissioning                                    54         50        15
                             Debt discount amortization                                 36         12         3
                             Deferred income taxes                                      66       (177)     (150)
                             Deferred investment tax credit                            (10)        (8)       36
                             Accretion expense (Note 3)                                 36          -         -
                             Accretion income - abandoned Midland
                               project (Note 4)                                        (14)       (15)      (24)
                             MCV power purchases - settlement (Note 3)                 (84)         -         -
                             Loss on MCV power purchases - settlement (Note 3)           -        520         -
                             Loss on equity investments and loans to affiliates          -          6        56
                             Write-down of abandoned Midland project costs               -          -       398
                             Changes in other assets and liabilities (Note 14)         (87)        37       160
                             Other                                                      (9)         2        30
                                                                                     ---------------------------
                               Net cash provided by operating activities               484        468       559
- ----------------------------------------------------------------------------------------------------------------
Cash Flows From        Construction expenditures (excludes assets placed under
Investing Activities     capital leases of $58 in 1993, $69 in 1992 and
                         $27 in 1991)(Note 14)                                        (548)      (487)     (353)
                       Investments in partnerships
                         and unconsolidated subsidiaries                              (108)       (12)      (33)
                       Investments in nuclear decommissioning trust funds              (54)       (50)      (15)
                       Deferred demand-side management costs                           (52)       (26)        -
                       Cost to retire property, net                                    (32)       (14)      (18)
                       Sale of subsidiary (Note 2)                                     (14)         -         -
                       Other                                                            (4)        (1)       (3)
                       Reduction of investment in MCV Bonds and
                         MCV Partnership (Note 3)                                      322         10       877
                       Proceeds from sale of property                                    1         12         5
                       Proceeds from Bechtel settlement                                  -         46         -
                                                                                     ---------------------------
                               Net cash provided by (used in)
                                 investing activities                                 (489)      (522)      460
- ----------------------------------------------------------------------------------------------------------------
Cash Flows From        Proceeds from bank loans, notes and bonds (Note 7)              676        607       207
Financing Activities   Issuance of common stock                                        132          -         -
                       Increase (decrease) in notes payable, net                        44       (493)      371
                       Retirement of bonds (Note 7)                                   (645)       (12)     (606)
                       Repayment of bank loans                                        (192)        (1)     (805)
                       Payment of common stock dividends                               (49)       (38)      (38)
                       Payment of capital lease obligations                            (26)       (36)      (41)
                       Retirement of common and preferred stock                         (3)        (1)      (35)
                                                                                     ---------------------------
                               Net cash provided by (used in)
                                 financing activities                                  (63)        26      (947)
- ----------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Temporary Cash Investments                         (68)       (28)       72

                       Cash and temporary cash investments
                               Beginning of year                                       123        151        79
                                                                                     ---------------------------
                               End of year                                           $  55      $ 123     $ 151
================================================================================================================


The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                          CMS Energy Corporation


ASSETS                                                                                          In Millions

December 31                                                                                  1993      1992
- -----------------------------------------------------------------------------------------------------------
Plant and Property      Electric                                                           $5,347    $5,076
(At Cost)               Gas                                                                 1,862     1,749
                        Oil and gas properties (full-cost method)                             845       768
                        Other                                                                 294       256
                                                                                           ----------------
                                                                                            8,348     7,849
                        Less accumulated depreciation, depletion and amortization (Note 2)  4,022     3,775
                                                                                           ----------------
                                                                                            4,326     4,074
                        Construction work-in-progress                                         257       252
                                                                                           ----------------
                                                                                            4,583     4,326
- -----------------------------------------------------------------------------------------------------------

Investments             First Midland Limited Partnership (Notes 3 and 16)                    213       208
                        Independent power production                                          115        36
                        Midland Cogeneration Venture Limited Partnership (Notes 3 and 16)      67        68
                        Other                                                                  26        26
                                                                                           ----------------
                                                                                              421       338
- -----------------------------------------------------------------------------------------------------------

Current Assets          Cash and temporary cash investments at cost, which
                          approximates market (Note 3)                                         55       123
                        Accounts receivable and accrued revenues, less allowances
                          of $4 in 1993 and $5 in 1992 (Note 6)                               149       183
                        Inventories at average cost
                          Gas in underground storage                                          228       204
                          Materials and supplies                                               74        70
                          Generating plant fuel stock                                          41        37
                        Deferred income taxes (Note 5)                                         17         -
                        Investment in MCV Bonds (Note 3)                                        -       322
                        Prepayments and other                                                 219       230
                                                                                           ----------------
                                                                                              783     1,169
- -----------------------------------------------------------------------------------------------------------

Non-current Assets      Postretirement benefits (Note 10)                                     491       466
                        Nuclear decommissioning trust funds (Note 2)                          165       111
                        Abandoned Midland project (Note 4)                                    162       175
                        Trunkline settlement (Note 4)                                          86       116
                        Other                                                                 273       147
                                                                                           ----------------
                                                                                            1,177     1,015
                                                                                           ----------------

Total Assets                                                                               $6,964    $6,848
===========================================================================================================



                                                                                     CMS Energy Corporation


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                        In Millions

December 31                                                                                  1993      1992
- -----------------------------------------------------------------------------------------------------------
Capitalization          Common stockholders' equity                                        $  966   $   727
(Note 7)                Preferred stock of subsidiary                                         163       163
                        Long-term debt                                                      2,405     2,725
                        Non-current portion of capital leases                                 115        98
                                                                                           ----------------

                                                                                            3,649     3,713
- -----------------------------------------------------------------------------------------------------------




Current Liabilities     Current portion of long-term debt and capital leases                  368       132
                        Notes payable                                                         259       215
                        Accounts payable                                                      171       201
                        Accounts payable - related parties                                     46        47
                        Accrued taxes                                                         233       258
                        MCV power purchases - settlement (Note 3)                              82        81
                        Accrued interest                                                       40        50
                        Accrued refunds                                                        28        77
                        Deferred income taxes (Note 5)                                          -        21
                        Other                                                                 189       188
                                                                                           ----------------

                                                                                            1,416     1,270
- -----------------------------------------------------------------------------------------------------------




Non-current             Postretirement benefits (Note 10)                                     540       503
Liabilities             Deferred income taxes (Note 5)                                        509       349
                        MCV power purchases - settlement (Note 3)                             391       439
                        Deferred investment tax credits                                       191       201
                        Trunkline settlement (Note 4)                                          86       116
                        Regulatory liabilities for income taxes, net (Note 5)                   6        62
                        Other                                                                 176       195
                                                                                           ----------------

                                                                                            1,899     1,865
                                                                                           ----------------

                        Commitments and Contingencies (Notes 2, 3, 4, 11 and 12)



Total Stockholders' Investment and Liabilities                                             $6,964    $6,848
===========================================================================================================


The accompanying notes are an integral part of these statements.



Consolidated Statements of Long-Term Debt                                            CMS Energy Corporation

                                                                                                     In Millions
December 31                                                                                  1993          1992
- ---------------------------------------------------------------------------------------------------------------
First Mortgage Bonds             Series (%)     Due
                                     13-7/8      1993                                      $    -        $    4
                                      5-7/8      1996                                          36            36
                                      6          1997                                          50            50
                                      8-3/4      1997                                           5            11
                                      8-3/4      1998                                         248           250
                                      6-5/8      1998                                          45            45
                                      6-7/8      1998                                          43            43
                                      9-1/8      1998                                           5             8
                                      7-5/8      1999                                          48            48
                                      8-1/4      1999                                           -            55
                                      8-7/8      1999                                         200           200
                                      8-5/8      2000                                           -            50
                                      7-1/2      2001                                          57            57
                                      8-1/8      2001                                           -            57
                                      7-1/2      2002                                          62            62
                                      7-1/2      2002                                          43            43
                                      6-3/8      2003                                         300             -
                                      8-5/8      2003                                           -            75
                                      9          2006                                           -            60
                                      8-7/8      2007                                           -            85
                                      8-5/8      2007                                           -           100
                                      9          2008                                           -            68
                                      7-3/8      2023                                         300             -
                                                                                           --------------------
                                                                                            1,442         1,407
Long-Term Bank Debt                                                                           469           500
Senior Deferred Coupon Notes                                                                  466           466
Pollution Control Revenue Bonds                                                               131           133
Bank Loans                                                                                    115           244
Nuclear Fuel Disposal                                                                          90            88
Senior Serial Notes                                                                            45            50
4-5/8% Debentures                                                                              26            26
Tax Exempt Bonds                                                                               22             -
Other                                                                                          13            13
                                                                                           --------------------
Principal Amount Outstanding                                                                2,819         2,927
Current Amounts                                                                              (333)          (93)
Net Unamortized Discount                                                                      (81)         (109)
                                                                                           --------------------
Total Long-Term Debt                                                                       $2,405        $2,725
===============================================================================================================

The table below shows maturities and improvement fund obligations for long-term debt:


LONG-TERM DEBT MATURITIES AND OBLIGATIONS                                                    In Millions
           First Mortgage    Improvement      Long-Term      Senior Deferred
               Bonds             Fund         Bank Debt        Coupon Notes         Other          Total
- --------------------------------------------------------------------------------------------------------
1994           $ 91               $9             $188             $  -              $ 45            $333
1995              -                8              188                -                30             226
1996             36                8               93                -               116             253
1997             50                8                -              172                37             267
1998            336                7                -                -                32             375
========================================================================================================


The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                                            CMS Energy Corporation


                                                          Optional
                                                        Redemption         Number of Shares           In Millions
December 31                                   Series         Price        1993         1992        1993      1992
- -----------------------------------------------------------------------------------------------------------------
Consumers' Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption              $4.16       $103.25       68,451       68,451       $  7      $  7
                                                4.50        110.00      373,148      373,148         37        37
                                                7.45        101.00      379,549      379,549         38        38
                                                7.68        101.00      207,565      207,565         21        21
                                                7.72        101.00      289,642      289,642         29        29
                                                7.76        102.21      308,072      308,072         31        31
                                                                                                   --------------
Total Preferred Stock                                                                              $163      $163
=================================================================================================================


The accompanying notes are an integral part of these statements.



Consolidated Statements of Common Stockholders' Equity                                CMS Energy Corporation


                                                                                                     In Millions,
                                                                                          Except Number of Shares

                                                                             Other        Retained
                                                Number        Common       Paid-in        Earnings
                                             of Shares         Stock       Capital       (Deficit)         Total
- ----------------------------------------------------------------------------------------------------------------
Balance at January 1, 1991                  80,745,032            $1        $1,565          $(164)        $1,402

     Net loss                                                                                (276)          (276)
     Common stock dividends declared                                                          (38)           (38)
     Net gain on retired stock                                                   1                             1
     Reissuance of affiliate's
       preferred stock                                                          (2)                           (2)
     Common stock reacquired                (1,067,697)                        (30)                          (30)
     Common stock reissued                     147,050                           3                             3
- ----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1991                79,824,385             1         1,537           (478)         1,060

     Net loss                                                                                (297)          (297)
     Common stock dividends declared                                                          (38)           (38)
     Common stock reacquired                    (9,101)                         (1)                           (1)
     Common stock reissued                     150,438                           3                             3
- ----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992                79,965,722             1         1,539           (813)           727

     Net income                                                                               155            155
     Common stock dividends declared                                                          (49)           (49)
     Common stock reacquired                   (97,442)                         (3)                           (3)
     Common stock issued                     5,135,726                         132                           132
     Common stock reissued                     192,789                           4                             4
- ----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                85,196,795            $1        $1,672          $(707)        $  966
================================================================================================================


The accompanying notes are an integral part of these statements.


                            CMS Energy Corporation
                  Notes to Consolidated Financial Statements


1:   Corporate Structure

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving most of the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in several non-utility energy-related businesses including: 1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) gas marketing services to utility, commercial and industrial customers, and 4) transmission and storage of natural gas.


2:   Summary of Significant Accounting Policies and Other Matters

Basis of Presentation

The consolidated financial statements include CMS Energy, Consumers and Enterprises and their wholly owned subsidiaries. CMS Energy eliminates all material transactions between its consolidated companies. CMS Energy uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating revenue. For the years ended December 31, 1993, 1992 and 1991 equity earnings (losses) were $17 million, $(6) million, and $(8) million, respectively.

Gas Inventory

Consumers uses the weighted average cost method for valuing working gas inventory. Cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, is recorded in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

Maintenance, Depreciation and Depletion

Property repairs and minor property replacements are charged to maintenance expense. Depreciable property retired or sold plus cost of removal (net of salvage credits) is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. In May 1991, the MPSC approved an increase of approximately $15 million annually in Consumers' electric and common utility plant depreciation rates. The composite depreciation rate for electric utility property was 3.4 percent for 1993 and 1992 and 3.3 percent for 1991. The composite rate for gas utility plant was 4.4 percent for 1993 and 4.3 percent for 1992 and 1991.

NOMECO follows the full-cost method of accounting and, accordingly, capitalizes its exploration and development costs, including the cost of non-productive drilling and surrendered acreage, on a country-by-country basis. The capitalized costs in each cost center are being amortized on an overall units-of-production method based on total estimated proven oil and gas reserves.

The composite rates for Consumers' common property, NOMECO's other property, and other property of CMS Energy and its subsidiaries were 4.5 percent in 1993, 4.7 percent in 1992 and 4.1 percent in 1991.

New Accounting Standards

In November 1992, the FASB issued SFAS 112, Employers' Accounting for Postemployment Benefits, which CMS Energy adopted January 1, 1994.
CMS Energy pays for several postemployment benefits, the most significant being workers compensation. Because CMS Energy's postemployment benefit plans do not vest or accumulate, the standard did not materially impact CMS Energy's financial position or results of operations. For new accounting standards related to financial instruments, see Note 8.

Nuclear Fuel, Decommissioning and Other Nuclear Matters

Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under federal law, the DOE is responsible for permanent disposal of spent nuclear fuel at costs to be paid by affected utilities under various payment options. However, in a statement released February 17, 1994, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository. The DOE is exploring options to offset the costs incurred by nuclear utilities in continuing to store spent nuclear fuel on site. For fuel burned after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers it through electric rates and remits it to the DOE quarterly. Consumers has elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983 until the spent fuel is delivered to the DOE. As of December 31, 1993, Consumers has recorded a liability to the DOE of $90 million, including interest, to dispose of spent nuclear fuel burned before April 7, 1983. Consumers has been recovering through electric rates the amount of this liability, excluding a portion of interest. Consumers' liability to the DOE becomes due when the DOE takes possession of Consumers' spent nuclear fuel, which was originally scheduled to occur in 1998.

In April 1993, the NRC approved the design of the dry spent fuel storage casks now being used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the National Environmental Policy Act. As of mid-February 1994, the courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals relating to this matter are now pending at the U.S. Sixth Circuit Court of Appeals. Consumers loaded two dry storage casks with spent nuclear fuel in 1993 and expects to load additional casks in 1994 prior to Palisades' 1995 refueling. If Consumers is unable to continue to use the casks as planned, significant costs, including replacement power costs during any resulting plant shutdown, could be incurred.

Consumers currently estimates decommissioning costs (decontamination and dismantlement) of $208 million and $399 million, in 1993 dollars, for the Big Rock Point and Palisades nuclear plants, respectively. At December 31, 1993, Consumers had recorded $171 million of decommissioning costs and classified the obligation as accumulated depreciation. In January 1987, Consumers began collecting estimated costs to decommission its two nuclear plants through a monthly surcharge to electric customers which currently totals $45 million annually. Consumers expects to file updated decommissioning estimates with the MPSC on or before March 31, 1995. Amounts collected from electric retail customers are deposited in trust. Trust earnings are recorded as an investment with a corresponding credit included in accumulated depreciation. The total amount of the trust will be available for decommissioning Big Rock Point and Palisades at the end
of their respective license periods in 2000 and 2007.   Consumers believes
the amounts being collected are adequate to meet its currently estimated decommissioning costs and current NRC requirements.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs. The results of an NRC review of Consumers' performance at Palisades published shortly thereafter showed a decline in performance ratings for the plant. Management believes that an increased emphasis on internal assessments will improve performance at Palisades.
In order to provide NRC senior management with a more in-depth assessment of plant performance, the NRC has initiated a diagnostic evaluation team inspection at Palisades. The inspection will be a broad-based evaluation of all aspects of nuclear plant operation and management. The evaluation is expected to commence in March 1994, with results of the evaluation expected to be available in May 1994. The outcome of this evaluation cannot be predicted. Similar reviews conducted at nuclear plants of other utilities in recent years have in some cases resulted in increased regulatory oversight or required actions to improve plant operations, maintenance or condition.

Plateau Resources Ltd.

In August 1993, Consumers sold its ownership interest in Plateau to U. S. Energy Corp. As a result of the sale, approximately $14 million of Plateau's cash and cash equivalents, other assets and liabilities, including certain future decommissioning, environmental and other contingent liabilities were transferred to U. S. Energy Corp. In view of prior write-offs, this transaction did not result in any material gains or additional losses.

Reclassifications

CMS Energy and the MCV Partnership (see Note 16) have reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect the net losses for the years presented.

Related-Party Transactions

In 1993, 1992, and 1991, Consumers purchased $52 million, $36 million and $26 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling approximately $27 million, $21 million and $19 million for 1993, 1992 and 1991, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 16. Other related-party transactions are immaterial.

Revenue and Fuel Costs

Consumers accrues revenue for electricity and gas used by its customers but not billed at the end of an accounting period. Consumers also accrues or reduces revenue for any underrecovery or overrecovery of electric power supply costs and natural gas costs by establishing a corresponding asset or liability until Consumers bills these unrecovered costs or refunds the excess recoveries to customers after reconciliation hearings conducted before the MPSC.

Utility Regulation

Consumers accounts for the effects of regulation under SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized.

Other

For significant accounting policies regarding cash equivalents, see Note 14; for income taxes, see Note 5; and for pensions and other postretirement benefits, see Note 10.


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to supply electricity and steam to The Dow Chemical Company and to sell electricity to Consumers for a 35-year period beginning in March 1990. At December 31, 1993, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.
In late 1993, Consumers sold its remaining $309 million investment in the MCV Bonds.

Power Purchases from the MCV Partnership

Consumers is obligated to purchase the following amounts of contract capacity from the MCV Partnership under the PPA:

                                                                  1995 and
Year                  1991       1992      1993      1994       thereafter
- ----                 -----      -----     -----     -----       ----------
MW                     806        915     1,023     1,132            1,240

During 1992 and 1991, the MPSC only allowed Consumers to recover costs of power purchased from the MCV Partnership based on delivered energy at
rates less than Consumers paid for 840 MW in 1992 and 806 MW in 1991.   As
a result, Consumers recorded after-tax losses of $86 million in 1992 and $124 million in 1991.

On March 31, 1993, the MPSC approved, with modifications, the Revised Settlement Proposal which had been co-sponsored by Consumers, the MPSC staff and 10 small power and cogeneration developers. These parties accepted the Settlement Order and the MCV Partnership confirmed that it did not object to its terms. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals.

The Settlement Order determined the cost of power purchased from the MCV Partnership that Consumers can recover from its electric retail customers and will significantly reduce the amount of future underrecoveries for these power costs. Effective January 1, 1993, the Settlement Order allowed Consumers to recover substantially all of the payments for its on-going purchase of 915 MW of contract capacity from the MCV Partnership. Capacity and energy purchases from the MCV Partnership above the 915 MW level can be competitively bid into Consumers' next solicitation for power or, if necessary, utilized for current power needs with a prudency review and a pricing recovery determination in annual PSCR cases. In either instance, the MPSC would determine the levels of recovery from customers for the power purchased. The Settlement Order also provides Consumers the right to remarket all of the remaining capacity to third parties.
The PPA requires Consumers to pay a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge based primarily on Consumers' average cost of coal consumed. The Settlement Order provided Consumers two options for the recovery that could be used for capacity charges paid to the MCV Partnership. Under the option selected, Consumers is scheduling deliveries of energy from the MCV Partnership whenever it has energy available up to hourly availability limits, or "caps," for the 915 MW of capacity authorized for recovery in the Settlement Order. Consumers can recover an average 3.62 cents per kWh capacity charge and the prescribed energy charges associated with the scheduled deliveries within the caps, whether or not those deliveries are scheduled on an economic basis. Through December 31, 1997, there is no cap applied during on-peak hours to Consumers' recovery for the purchase of capacity made available within the 915 MW authorized. Recovery for purchases during off-peak hours is capped at 80 percent in 1993, 82 percent in 1994 and 1995, 84 percent in 1996 and 1997, increasing to 88.7 percent in 1998 and thereafter at which time the 88.7 percent cap is applicable during all hours. For all economic energy deliveries above the caps to 915 MW, the option also allows Consumers to recover 1/2 cent per kWh capacity payment in addition to the corresponding energy charge.

In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss included management's best estimates regarding the future availability of the MCV Facility, and the effect of the future wholesale power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. Because the calculation of the 1992 loss depended in part upon estimates of future unregulated sales of energy to third parties, a more conservative or risk-free investment rate of 7 percent was used to calculate $188 million of the total $343 million after-tax loss. The remaining portion of the loss was calculated using an 8.5 percent discount rate reflecting Consumers' incremental borrowing rate as required by SFAS 90, Regulated Enterprises-Accounting for Abandonments and Disallowances of Plant Costs. The after-tax expense for the time value of money for the loss is estimated to be approximately $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement losses were recorded in 1992, the after-tax cash underrecoveries, including fixed energy charges, associated with the Settlement Order were $59 million in 1993. Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. However, if Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Consumers' estimates of its future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are as follows:

                                                    After-tax, In Millions
                                    1994     1995    1996     1997    1998
                                    ----     ----    ----     ----    ----

Expected cash underrecoveries        $56      $65     $62      $61     $ 8

Possible additional under-
 recoveries and losses (a)           $14      $20     $20      $22     $72

(a) If unable to sell any capacity above the MPSC's authorized level.

The undiscounted, after-tax amount of the $343 million loss was $789 million. At December 31, 1993, the after-tax present value of the Settlement Order liability had been reduced to $307 million, which reflects after-tax cash underrecoveries related to capacity totaling $(54) million, after-tax accretion expense of $23 million and a $(5) million adjustment due to the 1993 corporate tax rate change (see Note 5).

The PPA, while requiring payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. In connection with the MPSC's approval of the Revised Settlement Proposal, Consumers and the MCV Partnership have commenced arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership even though Consumers may not be recovering these costs. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. Although Consumers believes its position on arbitration is sound and intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration. As of December 31, 1993, approximately $20 million has been escrowed by Consumers and is included in Consumers' temporary cash investments. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer to facilitate the sale of the remaining MCV Bonds in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or willful misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charge. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers are unable to predict the outcome of this action.

PSCR Matters: Consistent with the terms of the Settlement Order, Consumers has withdrawn its appeals of various MPSC orders issued in connection with the 1992, 1991 and 1990 PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. Consumers made refunds, including interest, of $69 million in 1993 and $29 million in 1992 to customers for overrecoveries in connection with the 1991 and 1990 PSCR reconciliation cases, respectively. These amounts were included in losses recorded prior to 1993. In 1992, Consumers recovered MCV power purchase costs consistent with the MPSC's 1992 plan case order, and does not anticipate that any MCV-related refunds will be required.


4:   Rate Matters

Electric Rate Case

Consumers filed a request with the MPSC in May 1993 to increase its electric rates. Subsequently, as a result of changed estimates, Consumers revised its requested electric rate increase to $133 million annually based on a 1994 test year. Consumers also requested an additional annual electric rate increase of $38 million based on a 1995 test year. Consumers' request included increased future expenditures primarily related to capital additions, DSM programs, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions.
The filing also proposed experimental incentive provisions that would either reward or penalize Consumers, based on its operating performance. In addition, Consumers would share any returns above its MPSC-authorized level with customers in exchange for the ability to earn not lower than one percentage point below its authorized level.

In March 1994, an ALJ issued a proposal for decision that recommended Consumers' 1994 final annual rate increase total approximately $83 million, and that the incremental requested 1995 increase not be granted at this time. The ALJ's recommendation included a lower return on electric common equity, reflected reduced anticipated debt costs due to the projected availability of more favorable interest rates and proposed a lower equity ratio for Consumers' projected capitalization structure. The ALJ did, however, generally support Consumers' rate design proposal to significantly reduce the level of subsidization of residential customers by commercial and industrial customers and generally supported the performance incentive but not the shared return mechanism discussed above.

Abandoned Midland Project: In July 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In May 1991, Consumers began collecting $35 million pretax annually for the next 10 years and is amortizing the assets against current income over the recovery period using an interest method. Amortization for 1993, 1992 and 1991 was $28 million, $28 million and $18 million, respectively.

Consumers was not permitted to earn a return on the portion of the abandoned Midland investment for which the MPSC was allowing recovery. Therefore, under SFAS 90, the recorded losses described above included amounts that reduced the recoverable asset to the present value of future recoveries. During the remaining recovery period, part of the prior losses will be reversed to adjust the unrecovered asset to its present value and is reflected as accretion income. An after-tax total of approximately $35 million of the prior losses remains to be included in accretion income through April 2001. Several parties, including the Attorney General, have filed claims of appeal with the Court of Appeals regarding MPSC orders issued in May and July 1991 that specified the recovery of abandoned investment.

Electric DSM: As a result of settlement discussions regarding DSM and an MPSC order in July 1991, Consumers agreed to spend $65 million over two years on DSM programs. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent. This adjustment, if implemented, would be applied to Consumers' retail electric tariff rates and be in effect for one year following reconciliation hearings with the MPSC that are expected to be initiated in the first quarter of 1994. The estimated revenue effects of the potential adjustment range from an $11 million increase to a $22 million decrease. Consumers believes it will receive an increase on its return on common equity.

On October 1, 1993, Consumers completed the customer participation portion of these programs and as part of its current electric rate case has requested MPSC authorization to continue certain programs in 1994. Consumers has also requested recovery of DSM expenditures which exceeded the $65 million level. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from its customers in accordance with an accounting order issued by the MPSC in September 1992. The unamortized balance of deferred costs at December 31, 1993 and 1992 was $71 million and $25 million, respectively.

PSCR Issues

Consumers began a planned refueling and maintenance outage at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. Recovery of replacement power costs incurred by Consumers during the outage will be reviewed by the MPSC during the 1993 PSCR reconciliation of actual costs and revenues to determine the prudency of actions taken during the outage. Any finding of delay due to imprudence could result in disallowances of a portion of replacement power costs. Net replacement power costs were approximately $180,000 per day above the cost of fuel incurred when the plant is operating.

The Energy Act imposes an obligation on the utility industry, including Consumers, to decommission DOE uranium enrichment facilities. Consumers currently estimates its payments for decommissioning those facilities to be $2.4 million per year for 15 years beginning in 1992, escalating based on an inflation factor. Consumers believes these costs are recoverable from its customers under traditional regulatory policies. As of December 31, 1993, Consumers' remaining estimated liability was approximately $34 million. Consumers has a regulatory asset of $34 million for the expected recovery of this amount in electric rates.
GCR Issues

In connection with its 1991 GCR reconciliation case, Consumers refunded $36 million, including interest, to its firm sales and transportation rate customers in April 1992. Consumers accrued the full amount for this refund in 1991.

The MPSC issued an order during 1993 that approved an interim settlement agreement for the 12 months ended March 31, 1993. As a result of the settlement, Consumers refunded in August 1993, to its GCR and transportation customers, approximately $22 million, including interest. Consumers previously accrued amounts sufficient for this refund.

The MPSC, in a February 1993 order, provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively. As a result, Consumers was not allowed to recover approximately $13 million of costs incurred prior to February 8, 1993. In 1991, Consumers accrued a loss sufficient for this issue. Future disallowances are not anticipated, unless the remaining appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. As part of the settlement, Consumers will not incur any transition costs from Trunkline as a result of FERC Order 636. In November 1992, Consumers had recorded a liability and regulatory asset for the principal amount of payments to Trunkline over a five-year period and a regulatory asset. On May 11, 1993, the MPSC approved a separate settlement agreement that provides Consumers with full recovery of these costs over a five-year period. At December 31, 1993, Consumers' remaining liability and regulatory asset was $116 million.

Other

Certain of Consumers' direct gas suppliers have contract prices tied to the price Consumers pays Trunkline for its gas. On September 1, 1993, Consumers commenced gas purchases from Trunkline under a continuation of prior sales agreements. The current contract covers gas deliveries through October 1994 and is at a reduced price compared to prior gas sales. Some of Consumers' direct gas suppliers have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers and that their contracts are terminable after a 12-month period. Consumers is disputing these claims. Additionally, three of these direct gas suppliers of Consumers have made filings with the FERC in Trunkline's Order 636 restructuring case seeking to preclude Trunkline's ability to make the sales to Consumers which commenced on September 1, 1993. Consumers and Trunkline vigorously opposed these filings and in December 1993, the FERC issued an order which, among other things, allowed Trunkline to continue sales of gas to Consumers under tariffs on file with the FERC.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on the financial statements.


5:   Income Taxes

CMS Energy and its subsidiaries (including Consumers) file a consolidated federal income tax return. Income taxes are generally allocated to each subsidiary based on each subsidiary's separate taxable income. In 1992, CMS Energy implemented SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability, for all temporary differences. Consumers began practicing full deferred tax accounting for temporary differences arising after January 1, 1993 as authorized by a generic MPSC order. The generic order reduces the amount of regulatory assets and liabilities that otherwise could have arisen in future periods by allowing Consumers to reflect the income statement effect in the period temporary differences arise.

CMS Energy uses ITC to reduce current income taxes payable and defers and amortizes ITC over the life of the related property. The AMT requires taxpayers to perform a second separate federal tax calculation based on a flat rate applied to a broader tax base. AMT is the amount by which this "broader-based" tax exceeds regular tax. Any AMT paid generally becomes a tax credit that can be carried forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT.

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 increased the statutory federal tax rate from 34 percent to 35 percent effective January 1, 1993. The cumulative effect of this tax rate change has been reflected in CMS Energy's financial statements.

The significant components of income tax expense (benefit) consisted of:

                                                               In Millions
Years Ended December 31                          1993       1992   1991(a)
- -----------------------                        -------     ------  --------
Current federal income taxes                   $  19       $  39    $   13
Deferred income taxes                             67        (177)     (143)
Deferred income taxes - tax rate change           (1)          -         -
Deferred ITC, net                                (10)         (8)       36
                                               -------     ------    ------
                                               $  75       $(146)    $ (94)
                                               =======     ======    ======

Operating                                     $   92       $  22     $  25
Other                                            (17)       (168)     (119)
                                               -------     ------    ------
                                              $   75       $(146)    $ (94)
                                               =======     ======    ======

(a) The 1991 provision for income taxes was before an extraordinary item that had related deferred income taxes of approximately $7 million.

The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                               In Millions
December 31                                                 1993      1992
- -----------                                               -------  --------
Property                                                  $(580)    $ (521)
Unconsolidated investments                                 (194)      (128)
Postretirement benefits (Note 10)                          (180)      (167)
Abandoned Midland project (Note 4)                          (57)       (60)
Employee benefit obligations (includes
 postretirement benefits of
 $182 and $168) (Note 10)                                   204        189
MCV power purchases - settlement (Note 3)                   165        177
AMT carryforward                                            110         83
ITC carryforward (expires 2005)                              48         52
Other                                                        (8)         5
                                                          -------  --------
                                                        $  (492)    $ (370)
                                                         ========  ========

Gross deferred tax liabilities                          $(1,571)   $(1,416)
Gross deferred tax assets                                 1,079      1,046
                                                         --------  --------
                                                       $   (492)   $  (370)
                                                         ========  ========

The actual income tax expense (benefit) differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                               In Millions
Years Ended December 31                          1993       1992      1991
                                               -------    -------   -------
Net income (loss) before preferred
  dividends and extraordinary item             $ 166       $(286)    $(252)
Income tax expense (benefit)                      75        (146)      (94)
                                               -------    -------   -------
                                                 241        (432)     (346)
Statutory federal income tax rate              x 35%       x 34%     x 34%
                                               --------   -------   -------
Expected income tax expense (benefit)             84        (147)     (118)
Increase (decrease) in taxes from:
Capitalized overheads previously
 flowed through                                    5           5        35
Differences in book and tax depreciation
 not previously deferred                           6           9         8
ITC amortization and utilization                 (12)        (11)       (9)
Other, net                                        (8)         (2)      (10)
                                               -------    -------   -------
                                              $   75      $ (146)     $(94)
                                               =======    =======   =======

6:   Short-Term Financings

Consumers has authorization from the FERC to issue or guarantee up to $900 million of short-term debt through December 31, 1994. Consumers has a $470 million facility that is used to finance seasonal working capital requirements and unsecured, committed lines of credit aggregating $165 million. As of December 31, 1993, $235 million and $24 million were outstanding at weighted average interest rates of 4.0 percent and 3.9 percent, respectively. Further, Consumers has an established $500 million trade receivables purchase and sale program. As of December 31, 1993 and 1992, receivables sold under the agreement totaled $285 million and $225 million, respectively. On February 15, 1994, Consumers increased the level of receivables sold to $335 million.


7:   Capitalization

CMS Energy

Capital Stock: CMS Energy's Articles permit it to issue up to 250 million shares of common stock at $.01 par value and up to 5 million shares of preferred stock at $.01 par value. Under its two and one-half year Secured Credit Facility and Indenture pursuant to which the Notes are issued, CMS Energy is permitted to pay as dividends on its common stock an amount not to exceed the total of its net income and any proceeds received from the issuance or sale of common stock as defined in the Indentures and $40 million, provided there exists no event of default under the terms of the Secured Credit Facility or Indentures. The same formula applies to limits available to repurchase or reacquire CMS Energy stock for either the payment of dividends or repurchase of stock. In October 1993, CMS Energy issued an additional 4.6 million shares of common stock at a price of $26 5/8. The net proceeds of $119 million were used to reduce existing debt and for general corporate purposes.

Long-Term Debt: In October 1992, CMS Energy received proceeds of $130 million and $219 million from the issuance of Series A and Series B Notes, respectively. Interest will accrue and increase the principal to the face value of $172 million for the Series A Notes and $294 million for the Series B Notes through October 1, 1995. After such date, interest will be paid semi-annually commencing April 1, 1996, at a rate of 9.5 percent per annum for the Series A Notes and 9.875 percent per annum for the Series B Notes. In November 1992, CMS Energy entered into a $220 million Secured Credit Facility. As of December 31, 1993, $18 million was outstanding at a weighted average interest rate of 5.7 percent. The Notes and Secured Credit Facility are secured by a pledge of stock of Consumers, Enterprises, and NOMECO. Additionally, under the terms of the Secured Credit Facility, CMS Energy may only have outstanding, at any one time, an aggregate of $130 million of unsecured debt except for debt issued to refinance existing debt. The establishment of the Secured Credit Facility and the proceeds from the Notes, net of underwriting expenses, were used to retire the $410 million one-year secured revolving credit facility.

CMS Energy filed a shelf registration statement with the SEC in January 1994 covering the issuance of up to $250 million of unsecured debt securities. The net proceeds will be used to reduce the amount of CMS Energy Notes outstanding and for general corporate purposes. The unsecured debt securities may be offered from time to time on terms to be determined at the time of the sale.

Consumers

Capital Stock: As of December 31, 1992, Consumers effected a quasi-reorganization, an elective accounting procedure in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. This action had no effect on CMS Energy's consolidated financial statements. As a result of the quasi-reorganization and subsequent accumulated earnings, Consumers paid $133 million in common stock dividends in 1993 and also declared from 1993 earnings a $16 million common stock dividend in January 1994. Consumers has authorization from the MPSC and is proceeding to issue $200 million of preferred stock in 1994.

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with appropriate state and federal law. In September 1993, Consumers issued, with MPSC approval, $300 million of 6 3/8 percent first mortgage bonds, due 2003 and $300 million of 7 3/8 percent first mortgage bonds, due 2023. Consumers used the net proceeds from the bond issuance to refund approximately $515 million of higher interest first mortgage bonds and the balance to reduce short-term borrowings. Unamortized debt costs, premiums and discounts and call premiums on the refunded debt totaling approximately $18 million were deferred under SFAS 71, and are being amortized over the lives of the new debt.

In February 1994, Consumers issued a call for redemption totaling approximately $10 million. Consumers also fully redeemed two issues of first mortgage bonds totaling approximately $91 million. These redemptions completed Consumers' commitment to the MPSC, under the 1993 authorization to issue first mortgage bonds, to refinance certain long-term debt.

Long-Term Bank Debt: Under its long-term credit agreement at December 31, 1993, Consumers was required to make 10 remaining quarterly principal payments of approximately $47 million. As of December 31, 1993, the outstanding balance under this credit agreement totaled $469 million with a weighted average interest rate of 4.0 percent. In January 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for fixed-rate interest on the latest maturing $250 million of the then remaining $500 million obligation under its long-term credit agreement.

Other: Consumers has a total of $131 million of PCRBs outstanding with a weighted average interest rate of 4.2 percent as of December 31, 1993. Consumers classifies $101 million of PCRBs as long-term because it can refinance these amounts through irrevocable letters of credit expiring after one year.

In June 1993, Consumers entered into loan agreements in connection with the issuance of approximately $28 million of adjustable rate demand limited obligation refunding revenue bonds, due 2010, which are secured by an irrevocable letter of credit expiring in 1996. These bonds bear an initial interest rate of 2.65 percent. Consumers also entered into loan agreements in connection with the issuance of $30 million of 5.8 percent limited obligation refunding revenue bonds, due 2010, secured by a financial guaranty insurance policy and certain first mortgage bonds of Consumers. Proceeds of these issues were used to redeem on August 1, 1993 in advance of their maturities, approximately $58 million of outstanding PCRBs.

NOMECO

As of December 31, 1993, NOMECO had total debt outstanding of $122 million. Senior serial notes amounting to $45 million with a weighted average interest rate of 9.4 percent are outstanding from a private placement. In November 1993, NOMECO amended the terms of its revolving
credit agreement and increased the amount to $110 million.   At December
31, 1993, $72 million was outstanding at a weighted average interest rate of 4.7 percent. NOMECO also has $5 million outstanding under other credit agreements.

Enterprises

As of December 31, 1993, MOAPA had $22 million of Clark County, Nevada, tax-exempt bonds outstanding with an interest rate of 3.35%. These bonds are backed by a letter of credit guaranteed by CMS Energy. If the letter of credit is not extended past its current expiration date of June 1, 1994, the bonds could be redeemed with the funds held in a trust account. These funds are invested in certificates of deposits and included in other noncurrent assets. The bonds were issued in 1990 for the purpose of providing partial funding for the development of a tires-to-energy solid waste disposal and resource recovery facility. In December 1993, the Nevada Public Service Commission rejected the power purchase agreement between MOAPA and the Nevada Power Company and subsequently rejected MOAPA's motion for rehearing.


8:   Financial Instruments

Cash, short-term investments and current liabilities approximate their fair value due to the short-term nature of those instruments. The estimated fair value of long-term investments is based on quoted market prices where available. When specific market prices do not exist for an instrument, the fair value is based on quoted market prices of similar investments or other valuation techniques. All long-term investments in financial instruments approximate fair value. The carrying amount of long-term debt was $2.4 billion and $2.7 billion and the fair value of long-term debt was $2.6 billion and $2.8 million as of December 31, 1993 and 1992, respectively. Although the current fair value of the long-term debt, which is based on calculations made by debt pricing specialists, may be greater than the current carrying amount, settlement of the reported debt is generally not expected until maturity. The fair value of CMS Energy's off-balance sheet financial instruments is based on the amount estimated to terminate or settle the obligation. The fair value of interest rate swap agreements was $6 million and $1 million and guarantees/letters of credit was $96 million and $56 million as of December 31, 1993 and 1992, respectively (see Notes 7 and 12).

On January 1, 1994, CMS Energy adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requiring accounting for investments in debt securities to be held to maturity at amortized cost; otherwise debt and marketable equity securities would be recorded at fair value, with any unrealized gains or losses included in earnings if the security is held for trading purposes or as a separate component of shareholders' equity if the security is available for sale. The implementation of this standard did not materially impact CMS Energy's financial position or results of operations.

In May 1993, the FASB issued SFAS 114, Accounting by Creditors for Impairment of a Loan, effective in 1995, requiring certain loans that are determined to be impaired be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of any collateral for a secured loan. CMS Energy does not believe this standard will have a material impact on its financial position or results of operations.


9:   Executive Incentive Compensation

Under CMS Energy's Performance Incentive Stock Plan, restricted shares of common stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. The plan reserves for award not more than 2 percent of CMS Energy's common stock outstanding on January 1 each year, less the number of shares of restricted common stock awarded and of common stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures are subject to award under the plan. As of December 31, 1993, awards of up to 447,686 shares of common stock may be issued.

Restricted shares of common stock are outstanding shares with full voting and dividend rights. Performance criteria were added in 1990 based on CMS Energy's total return to shareholders. Shares of restricted common stock cannot be distributed until they are vested and the performance objectives are met. Further, the restricted stock is subject to forfeiture if employment terminates before vesting. If key employees exceed performance objectives, the plan will allow additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan.

Consumers' Executive Stock Option and Stock Appreciation Rights Plan, an earlier plan approved by shareholders, remains in effect until all authorized options are granted or September 25, 1995. As of December 31, 1993, options for 43,000 shares remained to be granted.

Under both plans, for stock options and stock appreciation rights, the exercise price on each grant date equaled the closing market price on the grant date. Options are exercisable upon grant and expire up to 10 years and one month from date of grant. The status of the restricted stock granted under the Performance Incentive Stock Plan and options granted under both plans follows:

                                Restricted
                                     Stock               Options
                                ----------    ----------------------------
                                    Number      Number               Price
                                 of Shares   of Shares           per Share
                                -----------  ---------     ---------------
Outstanding at
 January 1, 1991                   212,500   1,162,216    $  7.13 - $34.25
  Granted                           97,000     194,000    $ 21.13 - $21.13
  Exercised or Issued              (34,437)    (65,125)   $  7.13 - $16.00
                                  ---------  ----------    ---------------
Outstanding at
 December 31, 1991                 275,063   1,291,091    $  7.13 - $34.25
  Granted                          101,000     215,000    $ 17.13 - $18.00
  Exercised or Issued              (37,422)    (21,000)   $ 13.00 - $16.00
  Canceled                         (15,375)    (50,000)   $ 20.50 - $33.88
                                  ---------  ----------    ---------------
Outstanding at
 December 31, 1992                 323,266   1,435,091    $  7.13 - $34.25
  Granted                          132,000     249,000    $ 25.13 - $26.25
  Exercised or Issued              (54,938)   (152,125)   $  7.13 - $21.13
  Canceled                         (84,141)    (33,000)   $ 20.50 - $33.88
                                  ---------  ----------    ---------------

Outstanding at
 December 31, 1993                 316,187   1,498,966    $  7.13 - $34.25
                                  =========  ==========    ===============


10:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions

CMS Energy and its subsidiaries adopted SFAS 106 effective as of the beginning of 1992. The standard required CMS Energy to change its accounting for the cost of health care and life insurance benefits that are provided to retirees from a pay-as-you-go (cash) method to a full accrual method. CMS Energy's non-utility subsidiaries expensed their accumulated transition obligation liability. The amount of such transition obligation is not material to the presentation of the consolidated financial statements or significant to CMS Energy's total transition obligation. Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates.

Both the MPSC and FERC have generally adopted SFAS 106 costs for ratemaking purposes provided costs recovered through rates are placed in external funds until they are needed to pay benefits. The MPSC's generic order allows utilities three years to seek recovery of costs and provides for recovery from customers of any deferred costs incurred prior to the beginning of rate recovery of such costs. Consumers anticipates recovering its regulatory asset within 20 years. As discussed in Note 4, Consumers has requested recovery of the portion of these costs allocated to the electric business. In late 1994, Consumers plans to request recovery of the gas utility portion of these costs. CMS Energy plans to fund the benefits using external Voluntary Employee Beneficiary Associations. Funding of the health care benefits would begin when Consumers' rate recovery based on SFAS 106 begins. A portion of the life insurance benefits have previously been funded.

As of December 31, 1993, the actuary assumed that retiree health care costs increased 10.5 percent in 1994, then decreased gradually to 5.5 percent in 2000 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a 1 percentage point increase in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $75 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1993 by $9 million.

For the years ended December 31, 1993 and 1992, the weighted average discount rate was 7.25 percent and 8 percent, respectively, and the expected long-term rate of return on plan assets was 8.5 percent. Net periodic postretirement benefit cost for health care benefits and life insurance benefits was $51 million in 1993 and $50 million in 1992. The 1993 and 1992 cost was comprised of $13 million and $11 million for service plus $38 million and $39 million for interest, respectively.

The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31 as follows:

                                                               In Millions
                                                            1993      1992
                                                          -------   -------
Actuarial present value of estimated benefits
  Retirees                                                $ 282      $ 265
  Eligible for retirement                                    54         50
  Active (upon retirement)                                  190        177
                                                          -------   -------
Accumulated postretirement benefit obligation               526        492
Plan assets (premium deposit fund) at fair value              4          4
                                                          -------   -------
Projected postretirement benefit obligation
 in excess of plan assets                                  (522)      (488)
Unrecognized prior service cost                             (39)       (39)
Unrecognized net loss                                        41         33
                                                          -------   -------
Recorded liability                                        $(520)     $(494)
                                                          =======   =======

CMS Energy's postretirement health care plan is unfunded; the accumulated postretirement benefit obligation for that plan is $514 million and $482 million at December 31, 1993 and 1992, respectively. Consumers' regulatory asset is $510 million and $485 million at December 31, 1993 and 1992, respectively.

Supplemental Executive Retirement Plan

Certain management employees qualify under the SERP. Benefits are based on the employee's service and earnings as defined in the SERP. In 1988, a trust from which SERP benefits are paid was established and funded. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in Consumers' consolidated assets. As of December 31, 1993 and 1992, trust assets at cost (which approximates market) were $18 million and $16 million, respectively, and were classified as other non-current assets.

Defined Benefit Pension Plan

A trusteed, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan is fully funded, no contributions were made for plan years 1991 through 1993.

Years Ended December 31                              1993     1992    1991
- -----------------------                             -----    -----   -----
Discount rate                                       7.25%     8.5%    8.5%
Rate of compensation increase                        4.5%     5.5%    5.5%
Expected long-term rate of return on assets         8.75%    8.75%   8.75%

Net Pension Plan and SERP costs consisted of:

                                                       In Millions
Years Ended December 31                              1993     1992    1991
- -----------------------                             ------   ------  ------
Service cost                                        $  19    $  19   $  18
Interest cost                                          50       48      48
Actual return on plan assets                          (92)     (36)    (88)
Net amortization and deferral                          34      (20)     29
                                                    ------   ------  ------
Net periodic pension cost                           $  11    $  11   $   7
                                                    ======   ======  ======

The funded status of the Pension Plan and SERP reconciled to the pension liability recorded at December 31 was:

                                                               In Millions
                                          Pension Plan            SERP
                                         --------------      -------------
                                           1993    1992       1993    1992
                                          -----   -----      -----   -----

Actuarial present value of
 estimated benefits
  Vested                                 $ 471    $ 349     $  16    $  11
  Non-vested                                56       49         -        -
                                          -----   -----      -----   -----
Accumulated benefit obligation             527      398        16       11
Provision for future pay increases         138      177         8        6
                                          -----   -----      -----   -----
Projected benefit obligation               665      575        24       17
Plan assets (primarily stocks and
 bonds, including $87 in 1993 and
 $64 in 1992  in common stock
 of CMS Energy) at fair value              692      631         -        -
                                          -----   -----      -----   -----
Projected benefit obligation less than
  (in excess of) plan assets                27       56       (24)     (17)
Unrecognized net (gain) loss from
 experience different than assumed         (56)     (76)        7        2
Unrecognized prior service cost             45       49         1        1
Unrecognized net transition
 (asset) obligation                        (44)     (49)        1        1
Adjustment to recognize minimum
 liability                                   -       -         (1)       -
                                          -----   -----      -----   -----
Recorded liability                       $ (28)   $ (20)    $ (16)   $ (13)
                                          ======  ======     ======   =====

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

In 1991, certain eligible employees accepted early retirement incentives. The incentives consisted of lump-sum cash payments and increased pension payments. The pretax cost of the incentives was $25 million. Also in 1991, portions of the projected benefit obligation were settled which resulted in a pretax gain of $25 million that offset the early retirement costs.


11:   Leases

CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement was extended an additional year and is now scheduled to expire in November 1995. The maximum amount of nuclear fuel that can be leased increased from $55 million to $70 million. Consumers further increased this amount in early 1994 to $80 million. The lease provides for an additional one-year extension upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $57 million as of December 31, 1993. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 1993, were:

                                                               In Millions
                                                Capital          Operating
                                                 Leases             Leases
                                                -------          ---------
1994                                               $ 43                $ 9
1995                                                 64                  8
1996                                                 16                  3
1997                                                 15                  3
1998                                                 13                  3
1999 and thereafter                                  26                 22
                                                  -----              -----
Total minimum lease payments                        177               $ 48
                                                                     =====
Less imputed interest                                27
                                                  -----
Present value of net minimum lease payments         150
Less current portion                                 35
                                                  -----
Non-current portion (a)                            $115
                                                  =====

(a) In January 1994, Consumers amended its nuclear fuel lease to include fuel previously owned at Big Rock Point. This is estimated to increase the non-current portion of capital leases by approximately $6 million. Consumers recovers these charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts as of December 31, 1993, 1992 and 1991, were $18 million, $15 million and $15 million, respectively.

Capital lease expenses for the years ended December 31, 1993, 1992 and 1991 were $34 million, $47 million and $51 million, respectively.
Included in these amounts for the years ended 1993, 1992 and 1991, are nuclear fuel lease expenses of $13 million, $17 million and $24 million, respectively.


12:   Commitments, Contingencies and Other

Ludington Pumped Storage Plant Litigation

In 1986, the Attorney General filed a lawsuit on behalf of the State of Michigan in the Circuit Court of Ingham County, seeking damages from Consumers and Detroit Edison for alleged injuries to fishery resources because of the operation of the Ludington Pumped Storage Plant. The state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, with the latter amount to be adjusted upon installation of "adequate" fish barriers and other changed conditions.

In 1987, the Attorney General filed a second lawsuit alleging that Consumers and Detroit Edison have breached a bottomlands lease agreement with the state and asked that the lease be declared void. This complaint was consolidated with the suit described in the preceding paragraph. In 1990, both of the lawsuits were dismissed on the basis of federal preemption. In 1993, the Court of Appeals overturned the dismissal, as to damages, effectively allowing the state to continue its damages lawsuit against Consumers and Detroit Edison, but generally affirmed the lower court's ruling as to the breach of lease claim. The Court of Appeals' ruling also limited any potential damages to those occurring no earlier than 1983. Consumers, Detroit Edison and the Attorney General have filed an application for leave to appeal with the Michigan Supreme Court. Consumers and Detroit Edison are seeking to have the trial court's dismissal of the damages claim affirmed.

Each year since 1989, Consumers and Detroit Edison have complied with FERC orders by installing a seasonal barrier net from April to October at the Ludington plant site. The FERC is now considering whether the barrier net (along with other actions by Consumers, including contributions to state fish-stocking programs) would be a satisfactory permanent solution.

Environmental Matters

Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on information currently known by management, Consumers and CMS Energy believe that it is unlikely that their liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on their financial positions or results of operations.

The State of Michigan in 1990 passed amendments to the Environmental Response Act that established a state program similar to the federal Superfund law, though broader in scope. Under this law, Consumers expects that it will ultimately incur costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. It is expected that in most cases, parties other than Consumers with current or former ownership interests may also be considered liable under the law and may be required to share in the costs of any site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time. However, Consumers is continuing to monitor this issue.

In addition, at the request of the DNR, Consumers prepared plans for remedial investigation/feasibility studies for three of these sites. Work plans for remedial investigation/feasibility studies for four other sites have also been prepared. The purpose of a remedial investigation/feasibility study is to define the nature and extent of contamination at a site and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of the three plans for remedial investigation/feasibility studies submitted and is currently reviewing the one remaining. The cost to conduct one of the approved studies will be approximately $250,000 based on bids received. Although the actual cost of conducting the remaining two remedial investigation/feasibility studies will not be known until bids are received from contractors, Consumers currently estimates the total cost of conducting the three studies submitted to the DNR to be less than $1 million.

The timing and extent of any further site investigation and remedial actions will depend, among other things, on requests received from the DNR and on future site usage by Consumers or other owners. Under the current schedule, Consumers anticipates the first remedial investigation/feasibility study would be completed in mid-1994. Consumers believes the results of the remedial investigation/feasibility studies will allow management to estimate a range of remedial cost estimates for the sites under study. Based on Consumers' knowledge of other utility remedial actions, remediation costs for Consumers for these sites may be substantial. In 1993, the MPSC addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of that utility's gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. The MPSC stated the length of the period may be reviewed from time to time, but any revisions would be prospective. Consumers and CMS Energy believe costs incurred for both investigation and any required remedial actions would be recoverable from utility customers under established regulatory policies and accordingly are not likely to materially affect their financial positions or results of operations.

Included in the 1990 amendments to the federal Clean Air Act are provisions that limit emissions of sulfur dioxide and nitrogen oxides and require enhanced emissions monitoring. All of Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in 2000. Beginning in 1995, certain coal-fueled generating units will receive emissions allowances (all of Consumers' coal units will receive allowances beginning in 2000). Based on projected emissions from these units, Consumers expects to have excess allowances which may be sold or saved for future use.

The Clean Air Act's provisions require Consumers to make capital expenditures estimated to total $74 million through 1999 for completed, in-process and possible modifications at coal-fired units based on existing and proposed regulations. Management believes that Consumers' annual operating costs will not be materially affected.

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. Consumers believes that it is largely in compliance with the EPA's petition. Consumers is continuing to study the request and has been granted an extension for responding until March 30, 1994.

Capital Expenditures

CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries, DSM and new lease commitments, of $792 million for 1994, $690 million for 1995 and $714 million for 1996.

Public Utility Holding Company Act Exemption

CMS Energy is exempt from registration under PUHCA. However, the Attorney General and the MMCG have asked the SEC to revoke CMS Energy's exemption from registration under PUHCA. In 1992, the MPSC filed a statement with the SEC recommending that CMS Energy's current exemption be revoked and a new exemption be issued conditioned upon certain reporting and operating requirements. If CMS Energy were to lose its current exemption, it would become more heavily regulated by the SEC; Consumers could ultimately be forced to divest either its electric or gas utility business; and CMS Energy would be restricted from conducting businesses that are not functionally related to the conduct of its utility business as determined by the SEC. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA.

Other

As of December 31, 1993, CMS Energy and Enterprises have guaranteed up to $90 million in contingent obligations of unconsolidated affiliates of Enterprises' subsidiaries.

NOMECO has hedged its gas supply obligations in the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed, escalated price starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 MMBtu. If the "floating price," essentially the then current Gulf Coast spot price, for a period is higher than the "fixed price," the seller pays NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $2 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $2 million, to a maximum of $10 million. At December 31, 1993, the seller had arranged a letter of credit in NOMECO's favor for $10 million. NOMECO also periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1993, the fair value of these hedge arrangements was not material.

Consumers experienced an increase in complaints during 1993 relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. A complaint seeking certification as a class action suit was filed against Consumers in a local county circuit court in 1993. The complaint alleges the existence of a purported class that has incurred damages of up to $1 billion, primarily to certain livestock owned by the purported class, as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and intends to vigorously oppose the certification of the class and this suit.

In addition to the matters disclosed in these notes, Consumers and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies, arising from the ordinary course of business involving personal injury and property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

The ultimate effect of the proceedings discussed in this note is not expected to have a material impact on CMS Energy's financial position or results of operations.


13:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for jointly owned facilities. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                               In Millions
December 31                                                   1993    1992
- -----------                                                   ----    ----
Net investment
  Ludington - 51%                                            $114     $112
  Campbell Unit 3 - 93.3%                                     349      360
  Transmission lines - various                                 32       33

Accumulated depreciation
  Ludington                                                  $ 74     $ 71
  Campbell Unit 3                                             210      199
  Transmission lines                                           11       10


14:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the years ended December 31 were:

                                                               In Millions
                                                   1993       1992    1991
                                                  ------     ------  ------
Cash transactions
  Interest paid (net of amounts capitalized)       $193       $203    $325
  Income taxes paid (net of refunds)                 32         19      21

Non-cash transactions
  Nuclear fuel placed under capital lease          $ 28       $ 30    $  6
  Other assets placed under capital leases           30         39      21
  Capital leases refinanced                          42          -       -
  Assumption of debt                                  -         15       -

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows at December 31 are described below:

                                                               In Millions
                                                   1993       1992    1991
                                                  ------     ------  ------
Sale of receivables, net                        $   60      $   25  $    -
Accounts receivable                                 22           6     118
Accrued revenue                                    (48)         88       7
Accrued refunds                                    (48)       (143)    102
Inventories                                        (32)         23      (8)
Accounts payable                                   (31)         20     (70)
Tax Reform Act refund reserve                        -           -     (77)
Other current assets and liabilities, net          (19)         46     (20)
Non-current deferred amounts, net                    9         (28)    108
                                                  ------     ------  ------
                                                 $ (87)      $  37  $  160
                                                 =======     ======  ======

15:   Reportable Segments

CMS Energy operates principally in the following five business segments: electric utility, gas utility, oil and gas exploration and production, independent power production, and gas transmission and marketing.

The Consolidated Statements of Income show operating revenue and pretax operating income by business segment. Other segment information follows:

                                                               In Millions
Years Ended December 31                            1993       1992    1991
                                               ---------   --------  ------
Depreciation, depletion and amortization
   Electric utility                            $   241     $   230 $   172
   Gas utility                                      73          76      70
   Oil and gas exploration and production           45          38      33
   Independent power production                      2           2       2
   Gas transmission and marketing                    1           1       -
   Other                                             3           1       6
                                               --------     ------- --------
                                               $   365      $  348  $  283
                                               ========     ======= ========

Identifiable assets
   Electric utility (a)                        $ 4,027      $3,812  $3,399
   Gas utility                                   1,443       1,387   1,186
   Oil and gas exploration and production          398         364     334
   Independent power production                    488         333     321
   Gas transmission and marketing                   75          60      45
   Other                                           533         892     909
                                               ---------    ------- -------
                                               $ 6,964      $6,848  $6,194
                                               =========    ======= =======

Capital expenditures (b)(c)(d)
   Electric utility (e)                       $    365     $   353 $   213
   Gas utility                                     127          86      61
   Oil and gas exploration and production           81          68      71
   Independent power production                    110          12      18
   Gas transmission and marketing                   14           6      17
   Other                                            69          69      33
                                               ---------    ------- -------
                                              $    766     $   594 $   413
                                               =========    ======= =======

(a) Includes abandoned Midland investment of $162 million, $175 million and $287 million for 1993, 1992 and 1991, respectively.

(b) Includes capital leases for nuclear fuel and other assets (see Note
14).

(c) Includes equity investments in unconsolidated partnerships of $108 million for 1993, $12 million for 1992 and $33 million for 1991.

(d) Certain prior year amounts have been adjusted for comparative purposes.

(e) Includes DSM costs of $52 million for 1993 and $26 million for 1992.


16:  Summarized Financial Information of Significant Related Energy
     Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1993 obligation to purchase electricity from the MCV Partnership was approximately 14 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership is shown below:

Statements of Income
                                                                  In Millions
Years Ended December 31                            1993       1992    1991
- -----------------------                           ------     ------  ------
Operating revenue (a)                            $  548      $ 488   $ 425
Operating expenses                                  362        315     278
                                                  ------     ------  ------
Operating income                                    186        173     147
Other expense, net                                 (189)      (190)   (186)
                                                  ------     ------  ------
Net loss                                         $   (3)     $ (17)  $ (39)
                                                  ======     ======  ======

Balance Sheets
                                                               In Millions
December 31                                                   1993    1992
- -----------                                                 ------  ------
Assets
Current assets (a)                                          $  181  $  165
Property, plant and equipment, net                           2,073   2,124
Other assets                                                   146     147
                                                            ------  ------
                                                            $2,400  $2,436
                                                            ======  ======

Liabilities and Partners' Equity
Current liabilities                                         $  198  $  189
Long-term debt and other non-current liabilities (b)         2,147   2,189
Partners' equity (c)                                            55      58
                                                            ------  ------
                                                            $2,400  $2,436
                                                            ======  ======

(a) Revenue from Consumers totaled $505 million, $444 million and $384 million for 1993, 1992 and 1991, respectively. As of December 31, 1993, 1992 and 1991, $44 million, $38 million and $33 million, respectively, were receivable from Consumers.

(b) FMLP is a beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP (see Note 3). At December 31, 1993 and 1992, lease obligations of $1.7 billion were owed to the owner trust of which FMLP is the sole beneficiary. CMS Holdings' share of the interest and principal portion for the 1993 lease payments was $63 million and $16 million, respectively, and for the 1992 lease payments was $65 million and $12 million, respectively. The lease payments service $1.2 billion and $1.3 billion in non-recourse debt outstanding as of December 31, 1993 and 1992, respectively, of the owner-trust whose beneficiary is FMLP. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1993 and 1992, the owner-trust whose beneficiary is FMLP made debt payments of $172 million and $166 million, respectively, which included $10 million and $8 million principal and $25 million and $26 million interest, respectively, on the MCV Bonds held by MEC Development Corporation during part of 1991 and by Consumers through December 1993.

(c) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership.

                             Arthur Andersen & Co.



                   Report of Independent Public Accountants



To CMS Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes. Additionally, as discussed in Note 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.



                                  ARTHUR ANDERSEN & Co.


Detroit, Michigan,
   January 28, 1994.


Quarterly Financial and Common Stock Information                                      CMS Energy Corporation


                                                                                                     In Millions,
                                                                                         Except Per Share Amounts

                                         1993 (Unaudited)                            1992 (Unaudited)

Quarters Ended               March 31   June 30  Sept. 30    Dec. 31    March 31    June 30  Sept. 30    Dec. 31
- ----------------------------------------------------------------------------------------------------------------
Operating revenue (a)          $1,046      $742      $758       $936        $973       $681      $618       $874

Pretax operating income (a)      $168       $82      $101        $88        $113        $56       $38        $24

Net income (loss)                 $72       $24       $32        $27         $51        $14       $10      $(372)

Earnings (loss) per average
 common share                    $.90      $.30      $.40       $.30        $.64       $.17      $.13     $(4.66)

Dividends declared per
 common share                    $.12      $.12      $.18       $.18        $.12       $.12      $.12       $.12

Common stock prices (b)
  High                        $20-7/8   $25-1/2   $27-1/2    $27-1/8     $22-3/4    $21-7/8   $17-1/2    $18-3/8
  Low                         $18-3/8   $21-3/4   $24-7/8        $23     $17-7/8    $14-7/8   $15-1/4    $16-3/4
- ----------------------------------------------------------------------------------------------------------------


(a)  Amounts in 1992 and March 31, 1993 were restated for comparative purposes.
(b)  Based on NYSE - Composite transactions.


                     (This page intentionally left blank)

                            Consumers Power Company

                           1993 Financial Statements

                     (This page intentionally left blank)

Selected Financial Information                                                            Consumers Power Company

                                                           1993        1992         1991        1990         1989
Operating revenue (in millions) (a)           ($)         3,243       2,978        2,908       2,968        2,960

Net income (loss) (in millions) (b)           ($)           198        (244)        (249)       (382)         352

Net income (loss) after dividends
 on preferred stock (in millions)             ($)           187        (255)        (260)       (393)         334

Cash from operations (in millions)            ($)           404         483          376         476          839

Capital expenditures (excludes assets
 placed under capital leases)
 (in millions) (a)                            ($)           451         411          279         339          408

Total assets (in millions)                    ($)         6,551       6,596        5,986       7,700        8,212

Long-term debt, excluding
 current maturities (in millions)             ($)         1,839       2,079        1,846       2,944        3,036

Non-current portion of capital
 leases (in millions)                         ($)           106          88           57          56           79

Total preferred stock (in millions)           ($)           163         163          163         168          187

Preferred stock with mandatory
 redemption (in millions)                     ($)             -           -            -           -           10

Number of preferred shareholders
 at year-end                                              7,037       7,376        7,616       7,991        8,712

Book value per common share at
 year-end                                     ($)         15.28       14.64        17.67       20.46        25.16

Return on average common equity               (%)          14.8      (18.8)       (16.2)      (20.5)         17.2

Return on assets                              (%)           4.7       (0.2)        (0.6)       (2.3)          7.1

Number of employees at year end
 (full time equivalents)                                  9,567       9,531        8,933       9,209        9,577

Electric statistics

  Sales (millions of kWh) (c)                            32,764      31,601       31,813      31,743       31,375

  Customers (in thousands)                                1,526       1,506        1,492       1,475        1,453

  Average sales rate (cents/kWh)          (cents)          6.28        5.82         5.73        5.89         5.55

Gas statistics

  Sales and transportation
   deliveries (bcf) (d)                                     389         364          339         333          303

  Customers (in thousands)                                1,423       1,402        1,382       1,362        1,338

  Average sales rate ($/mcf)                  ($)          4.46        4.55         4.58        4.64         4.75

(a)  Certain prior period amounts were restated for comparative purposes.
(b)  Amount in 1991 included an extraordinary loss of $14 million, after tax.
(c)  Includes intersystem electric sales.
(d)  Excludes off-system transportation services.


                            Consumers Power Company
                     Management's Discussion and Analysis


Consumers is a combination electric and gas utility company serving most of the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry.


Consolidated 1993 Earnings

Consolidated net income after dividends on preferred stock totaled $187 million in 1993, compared to net losses of $255 million in 1992 and $260 million in 1991. The increased net income reflects the Settlement Order related to power purchases from the MCV Partnership. Earnings also reflect record setting electric sales and gas deliveries.


Cash Position, Financing and Investing

Consumers' operating cash requirements are met by its operating and financing activities. In 1993 and 1992, Consumers' cash from operations mainly resulted from its sale and transportation of natural gas and its sale and transmission of electricity. Cash from operations for 1993 primarily reflects record-setting electric sales and gas deliveries and reduced after-tax cash shortfalls resulting from Consumers' purchases of power from the MCV Partnership.

During 1992, Consumers' cash from operations increased as compared to 1991 primarily due to lower interest charges resulting from reduced levels of debt, partially offset by higher operating expenditures and reduced electric rates. In 1991, Consumers generated cash primarily from its consolidated operating and investing activities, including $859 million of net proceeds from the sale of a majority of the MCV Bonds.

Over the last three years, Consumers has used its cash primarily to fund its extensive construction expenditures and to improve the reliability of its transmission and distribution systems. Consumers has also used its cash to retire portions of long-term debt and to pay cash dividends.

Financing Activities

As a result of the 1992 quasi-reorganization (see Note 7 to the Consolidated Financial Statements), and subsequent accumulated earnings, Consumers paid $133 million in common stock dividends during 1993 and declared a $16 million common stock dividend in January 1994 from 1993 earnings.

During 1993, Consumers significantly reduced its future interest charges by retiring approximately $51 million of high-cost outstanding debt and refinancing approximately $573 million of other debt at lower interest rates. For further information, see Note 7.

Investing Activities

Capital expenditures (excluding assets placed under capital leases of $58 million) and deferred demand-side management costs totaled $503 million in 1993 as compared to $437 million in 1992. These amounts primarily represent capital investments in Consumers' electric and gas utility segments. In December 1993, Consumers sold $309 million of MCV Bonds it held and used the net proceeds to temporarily reduce short-term borrowings and ultimately plans to reduce long-term debt and to finance its construction program.

Outlook

Consumers estimates that capital expenditures, including demand-side management and new lease commitments, related to its electric and gas utility operations will total approximately $1.5 billion over the next three years.
                                                                  In Millions
Years Ended December 31                            1994       1995       1996
                                                   ----       ----       ----

Consumers
  Construction (including DSM)                     $474       $425       $391
  Nuclear fuel lease                                 46          4         45
  Capital leases other than nuclear fuel             27         27         28
Michigan Gas Storage                                  6          5          7
                                                   ----       ----       ----
                                                   $553       $461       $471
                                                   ====       ====       ====

Consumers is required to redeem or retire approximately $741 million of long-term debt during 1994 through 1996. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures and debt retirements.

Consumers has several other available sources of credit including unsecured, committed lines of credit totaling $165 million and a $470 million working capital facility. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1994. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. As of December 31, 1993 and 1992, receivables sold totaled $285 million and $225 million, respectively. On February 15, 1994, Consumers increased the level of receivables sold to $335 million.

In October 1993, Consumers received MPSC authorization and is proceeding to issue $200 million of preferred stock in 1994. In February 1994, Consumers called or redeemed approximately $101 million of first mortgage bonds.

At December 31, 1993, Consumers' capital structure consisted of approximately 32 percent common equity, 4 percent preferred stock, and 64 percent long- and short-term debt (including capital leases and notes payable). Consumers' long term goal is to achieve and maintain a capital structure consisting of approximately 37 percent common equity, 8 percent preferred stock and 55 percent debt. Management expects to achieve this structure through debt reductions, accumulated earnings, the issuance of new preferred stock and equity investments from CMS Energy.


Electric Utility Operations

Comparative Results of Operations

Electric Pretax Operating Income: The improvement in 1993 pretax operating income compared to 1992 reflects an increase of $126 million relating to the resolution of the recoverability of MCV power purchase costs under the PPA and increased electric system sales of $45 million, partially offset by higher costs to improve system reliability. The 1992 decrease of $66 million from the 1991 level primarily resulted from an increased emphasis on system reliability improvements and decreased electric rates resulting from the full-year impact of a mid-1991 rate decrease.

                                                               In Millions
                                                            1993      1992
                                                            Over      Over
                                                          (Under)   (Under)
                                                            1992      1991
                                                           ------    ------

Sales growth                                               $  34     $  11
Weather                                                       11       (16)
Resolution of MCV power cost issues                          126         -
Other regulatory issues                                        5       (13)
O&M, general taxes and depreciation (a)                      (44)      (48)
                                                            -----     -----
    Total change                                            $132      $(66)
                                                            =====     =====

(a) Largely caused by Consumers' system reliability improvement program.

Electric Sales: Electric system sales in 1993 totaled a record 31.7 billion kWh, a 3.8 percent increase from 1992 levels. In 1993, residential and commercial sales increased 3.4 percent and 3.0 percent, respectively, while industrial sales increased 6.5 percent. Growth in the industrial sector was the strongest in the auto-related segments of fabricated and primary metals and transportation equipment. Electric system sales in 1992 totaled 30.5 billion kWh, essentially unchanged from the 1991 levels.

Electric Sales                                             Millions of kWh
                                                 1993       1992      1991
                                               ------     ------    ------

Residential                                    10,066      9,733     9,997
Commercial                                      8,909      8,652     8,692
Industrial                                     11,541     10,831    10,692
Sales for resale                                1,142      1,292     1,311
                                               ------     ------    ------
  System sales (a)                             31,658     30,508    30,692
                                               ======     ======    ======

Total customers (000)                           1,526      1,506     1,492
                                               ======     ======    ======

(a) Excludes intersystem exchanges of power with other utilities through joint dispatching for the economic benefit of customers. The level of intersystem sales has been essentially unchanged during each of the last three years.

Power Costs: Power costs for 1993 totaled $908 million, a $31 million increase from the corresponding 1992 period. This increase primarily reflects greater power purchases from outside sources to meet increased sales demand and to supplement decreased generation at Palisades due to an extended outage. Power costs for 1992 totaled $877 million, a $17 million decrease as compared to 1991.

Operation and Maintenance: Increases in other operation and maintenance expense for 1993 and 1992 reflected increased expenditures to improve electric system reliability.

Depreciation: The increased depreciation for 1993 reflects additional capital investments in plant. The 1992 increase resulted from higher depreciation rates, increased amortization of abandoned nuclear investment and increased nuclear plant decommissioning expense.

Electric Utility Rates

Power Purchases from the MCV Partnership: Consumers is obligated to purchase the following amounts of contract capacity from the MCV
Partnership under the PPA:

                                                                  1995 and
Year                                       1993      1994       thereafter
- ----                                      -----     -----       ----------
MW                                        1,023     1,132            1,240

Since 1990, recovering capacity and fixed-energy costs for power purchased from the MCV Partnership has been a significant issue. Effective
January 1, 1993, the Settlement Order allowed Consumers to recover from electric retail customers substantially all of the payments for its ongoing purchase of 915 MW of contract capacity from the MCV Partnership, significantly reducing the amount of future underrecoveries for these power costs. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals.

Prior to the Settlement Order, Consumers had recorded losses for underrecoveries from 1990 through 1992. In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order, based on management's best estimates regarding the future availability of the MCV Facility, and the effect of the future wholesale power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. The after-tax expense for the time value of money for the $343 million loss is estimated to be approximately $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement losses were recorded in 1992, the after-tax cash underrecoveries associated with the Settlement Order were $59 million in 1993. Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Estimates for the next five years if none of the additional capacity is sold are as follows:


                                                    After-tax, In Millions
                                    1994     1995    1996     1997    1998
                                    ----     ----    ----     ----    ----

Expected cash underrecoveries        $56      $65     $62      $61     $ 8

Possible additional under-
 recoveries and losses (a)           $14      $20     $20      $22     $72

(a) If unable to sell any capacity above the MPSC's authorized level

The PPA, while requiring payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. Consumers and the MCV Partnership have commenced arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. As of December 31, 1993, these amounts total $26 million. Although Consumers intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer to facilitate the sale of the remaining MCV Bonds in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or willful misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charge. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers are unable to predict the outcome of this action. For further information regarding power purchases from the MCV Partnership, see Note 3.

PSCR Matters: Consumers began a planned refueling and maintenance outage at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. Recovery of replacement power costs incurred by Consumers during the outage will be reviewed by the MPSC during the 1993 PSCR reconciliation of actual costs and revenues to determine the prudency of actions taken during the outage and any associated delays. Net replacement power costs were approximately $180,000 per day above the cost of fuel incurred when the plant is operating.

The Energy Act imposes an obligation on the utility industry, including Consumers, to decommission DOE uranium enrichment facilities. Consumers currently estimates its payments for decommissioning those facilities to be $2.4 million per year for 15 years beginning in 1992, escalating based on an inflation factor. Consumers believes these costs are recoverable from its customers under traditional regulatory policies.

Electric Rate Case: Consumers filed a request with the MPSC in May 1993 to increase its electric rates. Subsequently, as a result of changed estimates, Consumers revised its requested electric rate increase to $133 million annually based on a 1994 test year. Consumers also requested an additional annual electric rate increase of $38 million based on a 1995 test year. In March 1994, an ALJ issued a proposal for decision that recommended Consumers' 1994 final annual rate increase total approximately $83 million, and that the incremental requested 1995 increase not be granted at this time. The ALJ's recommendation included a lower return on electric common equity, reflected reduced anticipated debt costs due to the projected availability of more favorable interest rates and proposed a lower equity ratio for Consumers' projected capitalization structure. The ALJ did, however, generally support Consumers' rate design proposal to significantly reduce the level of subsidization of residential customers by commercial and industrial customers and generally supported a performance incentive which Consumers also supported. For further information, see Note 4.

Electric Conservation Efforts

In October 1993, Consumers completed the customer participation portion of several incentive-based demand-side management programs which were designed to encourage the efficient use of energy, primarily through conservation measures. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on electric common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent, for one year following reconciliation hearings with the MPSC. Consumers believes it will receive an increase on its return on common equity based on having achieved all of the agreed upon objectives. For further information, see Note 4.

Electric Capital Expenditures

Consumers estimates capital expenditures, including demand-side management and new lease commitments, related to its electric utility operations of $396 million for 1994, $324 million for 1995 and $332 million for 1996.

Electric Environmental Matters and Health Concerns

The 1990 amendment of the federal Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions will require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Therefore, management believes that Consumers' annual operating costs will not be materially affected.

In 1990, the State of Michigan passed amendments to the Environmental Response Act, under which Consumers expects that it will ultimately incur costs at a number of sites, even those in which it has a partial or no current ownership interest. It is expected that in most cases, parties other than Consumers with current or former ownership interests may also be considered liable under the law and may be required to share in the costs of any site investigations and remedial actions. Consumers believes costs incurred for both investigation and any required remedial actions would be recoverable from its electric customers under established regulatory policies and accordingly are not likely to materially affect its financial position or results of operations.

Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on information currently known by management, Consumers believes that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

Electric Outlook

Consumers expects economic growth, competitive rates and other factors to increase the demand for electricity within its service territory by approximately 1.8 percent per year over the next five years. For the near term, Consumers currently plans a reserve margin of 20 percent and expects to fill the additional capacity required through long- and short-term power purchases. Long-term purchased power will likely be obtained through a competitive bidding solicitation process utilizing the framework established by the MPSC in 1992. Capacity from the MCV Facility above the levels authorized by the MPSC may be offered by Consumers in connection with the solicitation.

A recent NRC review of Consumers' performance at Palisades showed a decline in performance. Management believes that an increased emphasis on internal assessments will improve performance at Palisades. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC has initiated a diagnostic evaluation team inspection at Palisades. The inspection will be a broad-based evaluation of all aspects of nuclear plant operation and management which is expected to commence in March 1994, with results of the evaluation expected to be available in May 1994. The outcome of this evaluation cannot be predicted. Similar reviews conducted at nuclear plants of other utilities in recent years have in some cases resulted in increased regulatory oversight or required actions to improve plant operations, maintenance or condition.

Consumers is currently collecting $45 million annually from electric retail customers for the future decommissioning of its two nuclear plants. Consumers believes these amounts will be adequate to meet current decommissioning cost estimates. For further information regarding nuclear decommissioning, see Note 2.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary storage. Several appeals relating to NRC approval of the casks are now pending at the U.S. Sixth Circuit Court of Appeals. If Consumers is unable to continue to use the casks as planned, significant costs, including replacement power costs during any resulting plant shutdown, could be incurred.

Consumers has experienced an increase in complaints in 1993 relating primarily to the effect of so-called stray voltage on certain livestock. A complaint seeking certification as a class action suit has been filed against Consumers alleging significant damages, primarily related to certain livestock, which Consumers believes to be without merit (see
Note 12).

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives that are competitive with self-generation options. Although Consumers' electric rates are competitive with other regional utilities, Consumers has on file with the FERC two open access interconnection tariffs which could have the effect of increasing competition for wholesale customers. As part of its current electric rate case, Consumers has requested that the MPSC reduce the level of rate subsidization of residential customers by commercial and industrial customers so as to further improve rate competitiveness for its largest customers.

The MPSC has completed a hearing on a proposal by ABATE to create an experimental retail wheeling tariff. Certain other parties have proposals in support of retail wheeling under development. In August 1993, an ALJ recommended that the MPSC reject the proposed experiment. An MPSC order is expected early in 1994.


Gas Utility Operations

Comparative Results of Operations

Gas Pretax Operating Income: For 1993, pretax operating income increased $37 million compared to 1992, reflecting higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs related to transportation. During 1992, gas pretax operating income increased $45 million from the 1991 level, essentially for many of the same reasons as the current period.

                                                               In Millions
                                                            1993      1992
                                                            Over      Over
                                                          (Under)   (Under)
                                                            1992      1991
                                                           ------    ------

Sales growth                                               $   7     $  14
Weather                                                       10         6
Regulatory recovery of gas cost                               12        48
O&M, general taxes and depreciation                            8       (23)
                                                           ------    ------
    Total change                                           $  37     $  45
                                                           ======    ======

Gas Deliveries: Gas sales and gas transported in 1993 totaled 410.6 bcf, a 6.9 percent increase from 1992. In 1992, gas sales and gas transported totaled 384.1 bcf, a 6.1 percent increase from 1991 deliveries.

Gas Deliveries                                                         Bcf
                                                 1993       1992      1991
                                                -----      -----     -----

Residential                                     174.9      166.7     157.2
Commercial                                       55.9       53.4      50.2
Industrial                                       13.9       13.5      14.5
Other                                              .2         .2        .2
                                                -----      -----     -----
  Gas sales                                     244.9      233.8     222.1
Transportation deliveries                        70.5       66.4      61.5
Transportation for MCV                           73.4       63.5      55.0
Off-system transportation service                21.8       20.4      23.4
                                                -----      -----     -----
    Total deliveries                            410.6      384.1     362.0
                                                =====      =====     =====

    Total customers (000)                       1,423      1,402     1,382
                                                =====      =====     =====

Gas Utility Rates

Consumers currently plans to file a request in 1994 with the MPSC to increase its gas rates. The request would include, among other things, costs for postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. A final order should be received approximately nine to twelve months after the request is filed.

Certain of Consumers' direct gas suppliers have contract prices tied to the price Consumers pays Trunkline for its gas. The Trunkline contract covers gas deliveries through October 1994 and is at a price reduced in September 1993. Some of Consumers' direct gas suppliers have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers and that their contracts are terminable after a 12-month period. Consumers is disputing these claims.

In 1992, the FERC issued Order 636, which makes a number of significant changes to the structure of the services provided by interstate natural gas pipelines to be implemented by the 1993-94 winter heating season. Consumers is a significant purchaser of gas from an interstate pipeline (Trunkline) and is a major transportation customer of a number of pipelines. Management believes that Consumers will recover any transition costs it may incur and such restructuring will not have a significant impact on its financial position or results of operations.

In July 1993, Michigan Gas Storage submitted a notice of rate change with the FERC to revise its operation and maintenance expenses for 1993 and update plant costs to reflect the addition of approximately $27 million of new plant additions in 1993 and began collecting the revised rates subject to refund and a hearing in February 1994. Hearings or settlement conferences will follow. For further information regarding gas utility rates, see Note 4.

Gas Capital Expenditures

Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $99 million for 1994, $88 million for 1995 and $81 million for 1996.

Gas Environmental Matters

Under the Environmental Response Act, Consumers expects that it will ultimately incur costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. It is expected that in most cases, parties other than Consumers with current or former ownership interests may also be considered liable under the law and may be required to share in the costs of any site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time. However, Consumers is continuing to monitor this issue.

In addition, at the request of the DNR, Consumers prepared plans for remedial investigation/feasibility studies for three of these sites. Work plans for remedial investigation/feasibility studies for four other sites have also been prepared. The DNR has approved two of the three plans for remedial investigation/feasibility studies submitted and is currently reviewing the one remaining. Consumers currently estimates the total cost of conducting the three studies submitted to the DNR to be less than $1 million.

The timing and extent of any further site investigation and remedial actions will depend, among other things, on requests received from the DNR and on future site usage by Consumers or other owners. Under the current schedule, Consumers anticipates the first remedial investigation/feasibility study would be completed in mid-1994. Consumers believes the results of the remedial investigation/feasibility studies will allow management to estimate a range of remedial cost estimates for the sites under study, which may be substantial. In 1993, the MPSC addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of that utility's gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. Consumers believes costs incurred for both investigation and any required remedial actions would be recoverable from gas utility customers under established regulatory policies and accordingly are not likely to materially affect its financial position or results of operations.

Gas Outlook

In 1993, Consumers purchased approximately 85 percent of its required gas supply under long-term contracts, and the balance on the spot market. Trunkline supplied approximately 41 percent of the total requirement. Consumers expects gas supply reliability to be ensured through long-term supply contracts, with purchases in the short-term spot market when economically beneficial. Management believes that Consumers' ability to purchase gas during the off-season and store it in its extensive underground storage facilities will continue to help provide customers with low-cost, competitive gas rates.

Consumers anticipates growth in gas deliveries of approximately 0.6 percent per year over the next five years. Management believes that environmental benefits, along with the federal requirements included in the Energy Act, create an opportunity for growth in the natural gas vehicle industry.


Other

Other Income: The 1993 other income level reflects lower Midland-related losses than experienced in 1992. The 1992 loss included a $343 million charge related to the Settlement Order. The 1991 loss included $294 million, related to an MPSC order received in 1991 that allowed Consumers to recover only $760 million of remaining abandoned Midland investment, and a $92 million loss related to the cancellation of the CMS Debentures.

Public Utility Holding Company Act Exemption: CMS Energy is exempt from registration under PUHCA. However, the Attorney General and the MMCG have asked the SEC to revoke CMS Energy's exemption from registration under PUHCA. On April 15, 1992, the MPSC filed a statement with the SEC recommending that CMS Energy's current exemption be revoked and a new exemption be issued conditioned upon certain reporting and operating requirements. If CMS Energy were to lose its current exemption, it would become more heavily regulated by the SEC; Consumers could ultimately be forced to divest either its electric or gas utility business; and CMS Energy would be restricted from conducting businesses that are not functionally related to the conduct of its utility business as determined by the SEC. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA.

Consolidated Statements of Income                                                   Consumers Power Company
                                                                                                In Millions

Years Ended December 31                                                      1993         1992         1991
Operating Revenue   Electric                                               $2,077       $1,863       $1,849
                    Gas                                                     1,160        1,126        1,061
                    Other                                                       6          (11)          (2)
                                                                           ---------------------------------
                          Total operating revenue                           3,243        2,978        2,908
                                                                           ---------------------------------
Operating Expenses  Operation
                       Fuel for electric generation                           293          305          308
                       Purchased power - related parties                      467          460          442
                       Purchased and interchange power                        148          112          144
                       Cost of gas sold                                       678          673          677
                       Other                                                  516          492          471
                                                                           ---------------------------------
                          Total operation                                   2,102        2,042        2,042
                    Maintenance                                               203          201          169
                    Depreciation, depletion and amortization                  316          307          242
                    General taxes                                             187          179          174
                                                                           ---------------------------------
                          Total operating expenses                          2,808        2,729        2,627
                                                                           ---------------------------------
Pretax Operating    Electric                                                  286          154          220
Income (Loss)       Gas                                                       146          109           64
                    Other                                                       3          (14)          (3)
                                                                           ---------------------------------
                          Total pretax operating income                       435          249          281

Income Taxes                                                                  116           51           48
                                                                           ---------------------------------
Net Operating Income                                                          319          198          233
                                                                           ---------------------------------
Other Income        MCV Bond income                                            32           34           45
(Deductions)        Dividends from affiliates                                  16           16           13
                    Accretion income (Note 4)                                  14           15           24
                    Accretion expense (Note 3)                                (36)           -            -
                    Loss on MCV power purchases - settlement (Note 3)           -         (520)           -
                    Write-down of abandoned Midland project costs (Note 4)      -            -         (398)
                    Income from contractual arrangements (Note 16)              -            -          129
                    Loss on exchange of related party debentures (Note 16)      -            -         (125)
                    Other income taxes, net                                    25          178          123
                    Other, net                                                  1           (1)          33
                                                                           ---------------------------------
                          Total other income (deductions)                      52         (278)        (156)
                                                                           ---------------------------------
Interest Charges    Interest on long-term debt                                152          150          249
                    Other interest                                             22           15           64
                    Capitalized interest                                       (1)          (1)          (1)
                                                                           ---------------------------------
                          Net interest charges                                173          164          312
                                                                           ---------------------------------
Net Income (Loss) Before Extraordinary Item                                   198         (244)        (235)

Extraordinary Item, Early Redemption of Debt, Net                               -            -          (14)
                                                                           ---------------------------------
Net Income (Loss)                                                             198         (244)        (249)

Preferred Stock Dividends                                                      11           11           11
                                                                           ---------------------------------
Net Income (Loss) after Dividends on Preferred Stock                       $  187       $ (255)      $ (260)
                                                                           =================================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Cash Flows                                                         Consumers Power Company

                                                                                                          In Millions
Years Ended December 31                                                                    1993      1992       1991

Cash Flows From       Net income (loss)                                                 $   198   $  (244)   $  (249)
Operating Activities    Adjustments to reconcile net income (loss) to
                          net cash provided by operating activities
                            Depreciation, depletion and amortization                        292       298        275
                            Nuclear decommissioning                                          54        50         15
                            Deferred income taxes                                            59      (172)      (173)
                            Deferred investment tax credit                                   (9)       (7)        33
                            Accretion expense (Note 3)                                       36         -          -
                            Accretion income - abandoned Midland project (Note 4)           (14)      (15)       (24)
                            MCV power purchases - settlement (Note 3)                       (84)        -          -
                            Loss on MCV power purchases - settlement (Note 3)                 -       520          -
                            Write-down of abandoned Midland project costs                     -         -        398
                            Income from contractual arrangements                              -         -       (129)
                            Loss on exchange of related party debentures                      -         -        125
                            MCV Bond income                                                   -         -        (42)
                            Changes in other assets and liabilities (Note 14)              (125)       50        121
                            Other                                                            (3)        3         26
                                                                                        --------  --------   --------
                              Net cash provided by operating activities                     404       483        376
                                                                                        --------  --------   --------
Cash Flows From       Capital expenditures (excludes assets placed under
Investing Activities    capital leases of $58 in 1993, $69 in 1992 and
                        $27 in 1991) (Note 14)                                             (451)     (411)      (279)
                      Investments in nuclear decommissioning trust funds                    (54)      (50)       (15)
                      Deferred demand-side management costs                                 (52)      (26)         -
                      Cost to retire property, net                                          (32)      (14)       (18)
                      Sale of subsidiary (Note 2)                                           (14)        -          -
                      Other                                                                  (2)       (1)        (2)
                      Proceeds from Midland-related assets (Note 3)                         322        10      1,024
                      Proceeds from sale of property                                          1        12          5
                      Proceeds from loan to affiliate                                         -        50          -
                      Proceeds from Bechtel settlement                                        -        46          -
                                                                                        --------  --------   --------
                              Net cash provided by (used in) investing activities          (282)     (384)       715
                                                                                        --------  --------   --------
Cash Flows From       Proceeds from bonds (Note 7)                                          644         -          -
Financing Activities  Increase (decrease) in notes payable, net                              44       (79)       (40)
                      Retirement of bonds (Note 7)                                         (640)      (12)      (606)
                      Payment of common stock dividends                                    (133)        -        (75)
                      Repayment of bank loans                                               (31)        -       (310)
                      Payment of capital lease obligations                                  (24)      (35)       (38)
                      Payment of preferred stock dividends                                  (11)      (11)       (11)
                      Retirement of other long-term debt                                     (1)        -          -
                      Proceeds from bank loans                                                -        60          -
                      Retirement of preferred stock                                           -         -         (4)
                                                                                        --------  --------   --------
                              Net cash used in financing activities                        (152)      (77)    (1,084)
                                                                                        --------  --------   --------
Net Increase (Decrease) in Cash and Temporary Cash Investments                              (30)       22          7

                      Cash and temporary cash investments
                              Beginning of year                                              70        48         41
                                                                                        --------  --------   --------
                              End of year                                               $    40   $    70    $    48
                                                                                        ========  ========   ========

The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                          Consumers Power Company
ASSETS                                                                                           In Millions

December 31                                                                               1993          1992
Plant (At original cost)  Electric                                                      $5,347        $5,076
                          Gas                                                            1,837         1,728
                          Other                                                            253           228
                                                                                        ---------------------
                                                                                         7,437         7,032
                          Less accumulated depreciation, depletion
                            and amortization (Note 2)                                    3,550         3,348
                                                                                        ---------------------
                                                                                         3,887         3,684
                          Construction work-in-progress                                    248           252
                                                                                        ---------------------
                                                                                         4,135         3,936
                                                                                        ---------------------
Investments               Stock of affiliates (Note 16)                                    291           291
                          First Midland Limited Partnership (Notes 3 and 17)               213           208
                          Midland Cogeneration Venture Limited
                            Partnership (Notes 3 and 17)                                    67            68
                          Other                                                              6             6
                                                                                        ---------------------
                                                                                           577           573
                                                                                        ---------------------
Current Assets            Cash and temporary cash investments at cost,
                            which approximates market (Note 3)                              40            70
                          Accounts receivable and accrued revenue, less allowances
                            of $4 in 1993 and $5 in 1992 (Note 6)                          110           142
                          Accounts receivable - related parties                             12            11
                          Inventories at average cost
                            Gas in underground storage                                     228           204
                            Materials and supplies                                          73            70
                            Generating plant fuel stock                                     41            37
                          Deferred income taxes (Note 5)                                    17             -
                          Investment in MCV Bonds (Note 3)                                   -           322
                          Prepayments and other                                            205           217
                                                                                        ---------------------
                                                                                           726         1,073
                                                                                        ---------------------
Non-current Assets        Postretirement benefits (Note 10)                                485           460
                          Nuclear decommissioning trust funds (Note 2)                     165           111
                          Abandoned Midland project (Note 4)                               162           175
                          Trunkline settlement (Note 4)                                     86           116
                          Other                                                            215           152
                                                                                        ---------------------
                                                                                         1,113         1,014
                                                                                        ---------------------
Total Assets                                                                            $6,551        $6,596
                                                                                        =====================
/TABLE

                                                                                     Consumers Power Company
STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                         In Millions

December 31                                                                               1993          1992
Capitalization (Note 7)    Common stockholder's equity
                             Common stock                                               $  841        $  841
                             Paid-in-capital                                               391           391
                             Retained earnings since December 31, 1992                      54             -
                                                                                        ---------------------
                                                                                         1,286         1,232
                           Preferred stock                                                 163           163
                           Long-term debt                                                1,839         2,079
                           Non-current portion of capital leases                           106            88
                                                                                        ---------------------
                                                                                         3,394         3,562
                                                                                        ---------------------


Current Liabilities        Current portion of long-term debt and capital leases            355           123
                           Notes payable                                                   259           215
                           Accounts payable                                                148           174
                           Accounts payable - related parties                               49            47
                           Accrued taxes                                                   171           232
                           MCV power purchases - settlement (Note 3)                        82            81
                           Accrued interest                                                 39            48
                           Accrued refunds                                                  28            77
                           Deferred income taxes (Note 5)                                    -            24
                           Other                                                           183           184
                                                                                        ---------------------
                                                                                         1,314         1,205
                                                                                        ---------------------


Non-current Liabilities    Postretirement benefits (Note 10)                               527           494
                           Deferred income taxes (Note 5)                                  485           329
                           MCV power purchases - settlement (Note 3)                       391           439
                           Deferred investment tax credit                                  190           199
                           Trunkline settlement (Note 4)                                    86           116
                           Regulatory liabilities for income taxes, net (Note 5)             6            62
                           Other                                                           158           190
                                                                                        ---------------------
                                                                                         1,843         1,829
                                                                                        ---------------------

                           Commitments and Contingencies (Notes 2, 3, 4, 11 and 12)



Total Stockholders' Investment and Liabilities                                          $6,551        $6,596
                                                                                        =====================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Long-Term Debt                                                Consumers Power Company
                                                                                                     In Millions

December 31                                                                                  1993          1992
- ---------------------------------------------------------------------------------------------------------------
First Mortgage Bonds             Series (%)     Due
                                     13-7/8      1993                                      $    -        $    4
                                      5-7/8      1996                                          36            36
                                      6          1997                                          50            50
                                      8-3/4      1997                                           5            11
                                      8-3/4      1998                                         248           250
                                      6-5/8      1998                                          45            45
                                      6-7/8      1998                                          43            43
                                      9-1/8      1998                                           5             8
                                      7-5/8      1999                                          48            48
                                      8-1/4      1999                                           -            55
                                      8-7/8      1999                                         200           200
                                      8-5/8      2000                                           -            50
                                      7-1/2      2001                                          57            57
                                      8-1/8      2001                                           -            57
                                      7-1/2      2002                                          62            62
                                      7-1/2      2002                                          43            43
                                      6-3/8      2003                                         300             -
                                      8-5/8      2003                                           -            75
                                      9          2006                                           -            60
                                      8-7/8      2007                                           -            85
                                      8-5/8      2007                                           -           100
                                      9          2008                                           -            68
                                      7-3/8      2023                                         300             -
                                                                                           --------------------

                                                                                            1,442         1,407
Long-Term Bank Debt                                                                           469           500
Pollution Control Revenue Bonds                                                               131           133
Nuclear Fuel Disposal                                                                          90            88
4-5/8% Debentures                                                                              26            26
Other                                                                                          12            12
                                                                                           --------------------

Principal Amount Outstanding                                                                2,170         2,166
Current Amounts                                                                              (321)          (85)
Net Unamortized Discount                                                                      (10)           (2)
                                                                                           --------------------

Total Long-Term Debt                                                                       $1,839        $2,079
===============================================================================================================

The table below shows maturities and improvement fund obligations for long-term debt:


LONG-TERM DEBT MATURITIES AND OBLIGATIONS                                                       In Millions
              First Mortgage         Improvement          Long-Term
                   Bonds                 Fund             Bank Debt             Other                Total
- -----------------------------------------------------------------------------------------------------------
1994               $ 91                   $9                 $188                $ 33                 $321
1995                  -                    8                  188                   1                  197
1996                 36                    8                   93                 102                  239
1997                 50                    8                    -                   1                   59
1998                336                    7                    -                   2                  345
===========================================================================================================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                                                Consumers Power Company

                                                          Optional
                                                        Redemption          Number of Shares          In Millions
December 31                                   Series         Price         1993         1992       1993      1992
- -----------------------------------------------------------------------------------------------------------------
Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption              $4.16       $103.25       68,451       68,451       $  7      $  7
                                                4.50        110.00      373,148      373,148         37        37
                                                7.45        101.00      379,549      379,549         38        38
                                                7.68        101.00      207,565      207,565         21        21
                                                7.72        101.00      289,642      289,642         29        29
                                                7.76        102.21      308,072      308,072         31        31
                                                                                                   --------------

Total Preferred Stock                                                                              $163      $163
=================================================================================================================

The accompanying notes are an integral part of these statements.


Consolidated Statements of Common Stockholder's Equity                               Consumers Power Company
                                                                                                     In Millions,
                                                                                          Except Number of Shares

                                                                              Other      Retained
                                                Number        Common        Paid-in      Earnings
                                             of Shares         Stock        Capital     (Deficit)          Total
Balance at January 1, 1991                  84,108,789          $841          $ 864         $  16         $1,721

     Net loss                                                                                (249)          (249)
     Cash dividends declared:
       Common stock                                                                           (75)           (75)
       Preferred stock                                                                        (11)           (11)
     Increase in preferred stock
       of affiliate (Note 16)                                                   100                          100
     Net gain on retired stock                                                    1                            1
                                            --------------------------------------------------------------------
Balance at December 31, 1991                84,108,789           841            965          (319)         1,487

     Net loss                                                                                (244)          (244)
     Preferred stock dividends declared                                                       (11)           (11)
     Quasi-reorganization (Note 7)                                             (574)          574              -

Balance at December 31, 1992                84,108,789           841            391             -          1,232

     Net income                                                                               198            198
     Cash dividends declared:
       Common stock                                                                          (133)          (133)
       Preferred stock                                                                        (11)           (11)
                                            --------------------------------------------------------------------
Balance at December 31, 1993                84,108,789           841          $ 391         $  54         $1,286
                                            ====================================================================

The accompanying notes are an integral part of these statements.



                            Consumers Power Company
                  Notes to Consolidated Financial Statements


1:   Corporate Structure

Consumers is a combination electric and gas utility company serving most of the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry.


2:   Summary of Significant Accounting Policies and Other Matters

Basis of Presentation

The consolidated financial statements include Consumers and its wholly owned subsidiaries. Consumers eliminates all material transactions between its consolidated companies. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest.

Gas Inventory

Consumers uses the weighted average cost method for valuing working gas inventory. Cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, is recorded in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

Maintenance, Depreciation and Depletion

Property repairs and minor property replacements are charged to maintenance expense. Depreciable property retired or sold plus cost of removal (net of salvage credits) is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. In May 1991, the MPSC approved an increase of approximately $15 million annually in Consumers' electric and common utility plant depreciation rates. The composite depreciation rate for electric utility property was 3.4 percent for 1993 and 1992 and 3.3 percent for 1991. The composite rate for gas utility plant was 4.4 percent for 1993 and 4.3 percent for 1992 and 1991. The composite rate for other plant and property was 4.7 percent for 1993, 5.8 percent for 1992 and 3.7 percent for 1991.

New Accounting Standards

In November 1992, the FASB issued SFAS 112, Employers' Accounting for Postemployment Benefits, which Consumers adopted January 1, 1994. Consumers pays for several postemployment benefits, the most significant being workers compensation. Because Consumers' postemployment benefit plans do not vest or accumulate, the standard did not materially impact Consumers' financial position or results of operations. For new accounting standards related to financial instruments, see Note 8.

Nuclear Fuel, Decommissioning and Other Nuclear Matters

Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under federal law, the DOE is responsible for permanent disposal of spent nuclear fuel at costs to be paid by affected utilities under various payment options. However, in a statement released February 17, 1994, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository. The DOE is exploring options to offset the costs incurred by nuclear utilities in continuing to store spent nuclear fuel on site. For fuel burned after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers it through electric rates and remits it to the DOE quarterly. Consumers has elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983 until the spent fuel is delivered to the DOE. As of December 31, 1993, Consumers has recorded a liability to the DOE of $90 million, including interest, to dispose of spent nuclear fuel burned before April 7, 1983. Consumers has been recovering through electric rates the amount of this liability, excluding a portion of interest. Consumers' liability to the DOE becomes due when the DOE takes possession of Consumers' spent nuclear fuel, which was originally scheduled to occur in 1998.

In April 1993, the NRC approved the design of the dry spent fuel storage casks now being used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the National Environmental Policy Act. As of mid-February 1994, the courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals relating to this matter are now pending at the U.S. Sixth Circuit Court of Appeals. Consumers loaded two dry storage casks with spent nuclear fuel in 1993 and expects to load additional casks in 1994 prior to Palisades' 1995 refueling. If Consumers is unable to continue to use the casks as planned, significant costs, including replacement power costs during any resulting plant shutdown, could be incurred.

Consumers currently estimates decommissioning costs (decontamination and dismantlement) of $208 million and $399 million, in 1993 dollars, for the Big Rock Point and Palisades nuclear plants, respectively. At December 31, 1993, Consumers had recorded $171 million of decommissioning costs and classified the obligation as accumulated depreciation. In January 1987, Consumers began collecting estimated costs to decommission its two nuclear plants through a monthly surcharge to electric customers which currently totals $45 million annually. Consumers expects to file updated decommissioning estimates with the MPSC on or before March 31, 1995. Amounts collected from electric retail customers are deposited in trust. Trust earnings are recorded as an investment with a corresponding credit included in accumulated depreciation. The total amount of the trust will be available for decommissioning Big Rock Point and Palisades at the end
of their respective license periods in 2000 and 2007.   Consumers believes
the amounts being collected are adequate to meet its currently estimated decommissioning costs and current NRC requirements.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs. The results of an NRC review of Consumers' performance at Palisades published shortly thereafter showed a decline in performance ratings for the plant. Management believes that an increased emphasis on internal assessments will improve performance at Palisades.
In order to provide NRC senior management with a more in-depth assessment of plant performance, the NRC has initiated a diagnostic evaluation team inspection at Palisades. The inspection will be a broad-based evaluation of all aspects of nuclear plant operation and management. The evaluation is expected to commence in March 1994, with results of the evaluation expected to be available in May 1994. The outcome of this evaluation cannot be predicted. Similar reviews conducted at nuclear plants of other utilities in recent years have in some cases resulted in increased regulatory oversight or required actions to improve plant operations, maintenance or condition.

Plateau Resources Ltd.

In August 1993, Consumers sold its ownership interest in Plateau to U. S. Energy Corp. As a result of the sale, approximately $14 million of Plateau's cash and cash equivalents, other assets and liabilities, including certain future decommissioning, environmental and other contingent liabilities were transferred to U. S. Energy Corp. In view of prior write-offs, this transaction did not result in any material gains or additional losses.

Reclassifications

Consumers and the MCV Partnership (see Note 17) have reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect the net losses for the years presented.

Revenue and Fuel Costs

Consumers accrues revenue for electricity and gas used by its customers but not billed at the end of an accounting period. Consumers also accrues or reduces revenue for any underrecovery or overrecovery of electric power supply costs and natural gas costs by establishing a corresponding asset or liability until Consumers bills these unrecovered costs or refunds the excess recoveries to customers after reconciliation hearings conducted before the MPSC.

Utility Regulation

Consumers accounts for the effects of regulation under SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized.

Other

For significant accounting policies regarding cash equivalents, see
Note 14; for income taxes, see Note 5; and for pensions and other postretirement benefits, see Note 10.


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to supply electricity and steam to The Dow Chemical Company and to sell electricity to Consumers for a 35-year period beginning in March 1990. At December 31, 1993, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.
In late 1993, Consumers sold its remaining $309 million investment in the MCV Bonds.

Power Purchases from the MCV Partnership

Consumers is obligated to purchase the following amounts of contract capacity from the MCV Partnership under the PPA:

                                                                  1995 and
Year                  1991       1992      1993      1994       thereafter
- ----                 -----      -----     -----     -----       ----------
MW                     806        915     1,023     1,132            1,240

During 1992 and 1991, the MPSC only allowed Consumers to recover costs of power purchased from the MCV Partnership based on delivered energy at rates less than Consumers paid for 840 MW in 1992 and 806 MW in 1991. As a result, Consumers recorded after-tax losses of $86 million in 1992 and $124 million in 1991.

On March 31, 1993, the MPSC approved, with modifications, the Revised Settlement Proposal which had been co-sponsored by Consumers, the MPSC staff and 10 small power and cogeneration developers. These parties accepted the Settlement Order and the MCV Partnership confirmed that it did not object to its terms. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals.

The Settlement Order determined the cost of power purchased from the MCV Partnership that Consumers can recover from its electric retail customers and will significantly reduce the amount of future underrecoveries for these power costs. Effective January 1, 1993, the Settlement Order allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity from the MCV Partnership. Capacity and energy purchases from the MCV Partnership above the 915 MW level can be competitively bid into Consumers' next solicitation for power or, if necessary, utilized for current power needs with a prudency review and a pricing recovery determination in annual PSCR cases. In either instance, the MPSC would determine the levels of recovery from customers for the power purchased. The Settlement Order also provides Consumers the right to remarket all of the remaining capacity to third parties.

The PPA requires Consumers to pay a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge based primarily on Consumers' average cost of coal consumed. The Settlement Order provided Consumers two options for the recovery that could be used for capacity charges paid to the MCV Partnership. Under the option selected, Consumers is scheduling deliveries of energy from the MCV Partnership whenever it has energy available up to hourly availability limits, or "caps," for the 915 MW of capacity authorized for recovery in the Settlement Order. Consumers can recover an average 3.62 cents per kWh capacity charge and the prescribed energy charges associated with the scheduled deliveries within the caps, whether or not those deliveries are scheduled on an economic basis. Through December 31, 1997, there is no cap applied during on-peak hours to Consumers' recovery for the purchase of capacity made available within the 915 MW authorized. Recovery for purchases during off-peak hours is capped at 80 percent in 1993, 82 percent in 1994 and 1995, 84 percent in 1996 and 1997, increasing to 88.7 percent in 1998 and thereafter at which time the 88.7 percent cap is applicable during all hours. For all economic energy deliveries above the caps to 915 MW, the option also allows Consumers to recover 1/2 cent per kWh capacity payment in addition to the corresponding energy charge.

In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss included management's best estimates regarding the future availability of the MCV Facility, and the effect of the future wholesale power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. Because the calculation of the 1992 loss depended in part upon estimates of future unregulated sales of energy to third parties, a more conservative or risk-free investment rate of 7 percent was used to calculate $188 million of the total $343 million after-tax loss. The remaining portion of the loss was calculated using an 8.5 percent discount rate reflecting Consumers' incremental borrowing rate as required by SFAS 90, Regulated Enterprises-Accounting for Abandonments and Disallowances of Plant Costs. The after-tax expense for the time value of money for the loss is estimated to be approximately $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement losses were recorded in 1992, the after-tax cash underrecoveries, including fixed energy charges, associated with the Settlement Order were $59 million in 1993. Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. However, if Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Consumers' estimates of its future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are as follows:

                                                    After-tax, In Millions
                                    1994     1995    1996     1997    1998
                                    ----     ----    ----     ----    ----

Expected cash underrecoveries        $56      $65     $62      $61     $ 8

Possible additional under-
 recoveries and losses (a)           $14      $20     $20      $22     $72

(a) If unable to sell any capacity above the MPSC's authorized level

The undiscounted, after-tax amount of the $343 million loss was $789 million. At December 31, 1993, the after-tax present value of the Settlement Order liability had been reduced to $307 million, which reflects after-tax cash underrecoveries related to capacity totaling $(54) million, after-tax accretion expense of $23 million and a $(5) million adjustment due to the 1993 corporate tax rate change (see Note 5).

The PPA, while requiring payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. In connection with the MPSC's approval of the Revised Settlement Proposal, Consumers and the MCV Partnership have commenced arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership even though Consumers may not be recovering these costs. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. Although Consumers believes its position on arbitration is sound and intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration. As of December 31, 1993, approximately $20 million has been escrowed by Consumers and is included in Consumers' temporary cash investments. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer to facilitate the sale of the remaining MCV Bonds in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or willful misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charge. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers are unable to predict the outcome of this action.

PSCR Matters: Consistent with the terms of the Settlement Order, Consumers has withdrawn its appeals of various MPSC orders issued in connection with the 1992, 1991 and 1990 PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. Consumers made refunds, including interest, of $69 million in 1993 and $29 million in 1992 to customers for overrecoveries in connection with the 1991 and 1990 PSCR reconciliation cases, respectively. These amounts were included in losses recorded prior to 1993. In 1992, Consumers recovered MCV power purchase costs consistent with the MPSC's 1992 plan case order, and does not anticipate that any MCV-related refunds will be required.


4:   Rate Matters

Electric Rate Case

Consumers filed a request with the MPSC in May 1993 to increase its electric rates. Subsequently, as a result of changed estimates, Consumers revised its requested electric rate increase to $133 million annually based on a 1994 test year. Consumers also requested an additional annual electric rate increase of $38 million based on a 1995 test year. Consumers' request included increased future expenditures primarily related to capital additions, demand-side management programs, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The filing also proposed experimental incentive provisions that would either reward or penalize Consumers, based on its operating performance. In addition, Consumers would share any returns above its MPSC-authorized level with customers in exchange for the ability to earn not lower than one percentage point below its authorized level.

In March 1994, an ALJ issued a proposal for decision that recommended Consumers' 1994 final annual rate increase total approximately $83 million, and that the incremental requested 1995 increase not be granted at this time. The ALJ's recommendation included a lower return on electric common equity, reflected reduced anticipated debt costs due to the projected availability of more favorable interest rates and proposed a lower equity ratio for Consumers' projected capitalization structure. The ALJ did, however, generally support Consumers' rate design proposal to significantly reduce the level of subsidization of residential customers by commercial and industrial customers and generally supported the performance incentive but not the shared return mechanism discussed above.

Abandoned Midland Project: In July 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In May 1991, Consumers began collecting $35 million pretax annually for the next 10 years and is amortizing the assets against current income over the recovery period using an interest method. Amortization for 1993, 1992 and 1991 was $28 million, $28 million and $18 million, respectively.

Consumers was not permitted to earn a return on the portion of the abandoned Midland investment for which the MPSC was allowing recovery. Therefore, under SFAS 90, the recorded losses described above included amounts that reduced the recoverable asset to the present value of future recoveries. During the remaining recovery period, part of the prior losses will be reversed to adjust the unrecovered asset to its present value. and is reflected as accretion income. An after-tax total of approximately $35 million of the prior losses remains to be included in accretion income through April 2001. Several parties, including the Attorney General, have filed claims of appeal with the Court of Appeals regarding MPSC orders issued in May and July 1991 that specified the recovery of abandoned investment.

Electric Demand-side Management: As a result of settlement discussions regarding demand-side management and an MPSC order in July 1991, Consumers agreed to spend $65 million over two years on demand-side management programs. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent. This adjustment, if implemented, would be applied to Consumers' retail electric tariff rates and be in effect for one year following reconciliation hearings with the MPSC that are expected to be initiated in the first quarter of 1994. The estimated revenue effects of the potential adjustment range from an $11 million increase to a $22 million decrease. Consumers believes it will receive an increase on its return on common equity based on having achieved all of the agreed upon objectives.

On October 1, 1993, Consumers completed the customer participation portion of these programs and as part of its current electric rate case has requested MPSC authorization to continue certain programs in 1994. Consumers has also requested recovery of demand-side management expenditures which exceeded the $65 million level. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from its customers in accordance with an accounting order issued by the MPSC in September 1992. The unamortized balance of deferred costs at December 31, 1993 and 1992 was $71 million and $25 million, respectively.

PSCR Issues

Consumers began a planned refueling and maintenance outage at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. Recovery of replacement power costs incurred by Consumers during the outage will be reviewed by the MPSC during the 1993 PSCR reconciliation of actual costs and revenues to determine the prudency of actions taken during the outage. Any finding of delay due to imprudence could result in disallowances of a portion of replacement power costs. Net replacement power costs were approximately $180,000 per day above the cost of fuel incurred when the plant is operating.

The Energy Act imposes an obligation on the utility industry, including Consumers, to decommission DOE uranium enrichment facilities. Consumers currently estimates its payments for decommissioning those facilities to be $2.4 million per year for 15 years beginning in 1992, escalating based on an inflation factor. Consumers believes these costs are recoverable from its customers under traditional regulatory policies. As of December 31, 1993, Consumers' remaining estimated liability was approximately $34 million. Consumers has a regulatory asset of $34 million for the expected recovery of this amount in electric rates.
GCR Issues

In connection with its 1991 GCR reconciliation case, Consumers refunded $36 million, including interest, to its firm sales and transportation rate customers in April 1992. Consumers accrued the full amount for this refund in 1991.

The MPSC issued an order during 1993 that approved an interim settlement agreement for the 12 months ended March 31, 1993. As a result of the settlement, Consumers refunded in August 1993, to its GCR and transportation customers, approximately $22 million, including interest. Consumers previously accrued amounts sufficient for this refund.

The MPSC, in a February 1993 order, provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively. As a result, Consumers was not allowed to recover approximately $13 million of costs incurred prior to February 8, 1993. In 1991, Consumers accrued a loss sufficient for this issue. Future disallowances are not anticipated, unless the remaining appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. As part of the settlement, Consumers will not incur any transition costs from Trunkline as a result of FERC Order 636. In November 1992, Consumers had recorded a liability and regulatory asset for the principal amount of payments to Trunkline over a five-year period and a regulatory asset. On May 11, 1993, the MPSC approved a separate settlement agreement that provides Consumers with full recovery of these costs over a five-year period. At December 31, 1993, Consumers' remaining liability and regulatory asset was $116 million.

Other

Certain of Consumers' direct gas suppliers have contract prices tied to the price Consumers pays Trunkline for its gas. On September 1, 1993, Consumers commenced gas purchases from Trunkline under a continuation of prior sales agreements. The current contract covers gas deliveries through October 1994 and is at a reduced price compared to prior gas sales. Some of Consumers' direct gas suppliers have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers and that their contracts are terminable after a 12-month period. Consumers is disputing these claims. Additionally, three of these direct gas suppliers of Consumers have made filings with the FERC in Trunkline's Order 636 restructuring case seeking to preclude Trunkline's ability to make the sales to Consumers which commenced on September 1, 1993. Consumers and Trunkline vigorously opposed these filings and in December 1993, the FERC issued an order which, among other things, allowed Trunkline to continue sales of gas to Consumers under tariffs on file with the FERC.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on the financial statements.


5:   Income Taxes

Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated to each company based on each company's separate taxable income. Consumers' accrued federal income tax benefits from CMS Energy were $49 million and $3 million as of December 31, 1993 and 1992, respectively. In 1992, Consumers implemented SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability, for all temporary differences. Consumers began practicing full deferred tax accounting for temporary differences arising after January 1, 1993, as authorized by a generic MPSC order. The generic order reduces the amount of regulatory assets and liabilities that otherwise could have arisen in future periods by allowing Consumers to reflect the income statement effect in the period temporary differences arise.

Consumers uses ITC to reduce current income taxes payable and defers and amortizes ITC over the life of the related property. The AMT requires taxpayers to perform a second separate federal tax calculation based on a flat rate applied to a broader tax base. AMT is the amount by which this "broader-based" tax exceeds regular tax. Any AMT paid generally becomes a tax credit that can be carried forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT.

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 increased the statutory federal tax rate from 34 percent to 35 percent effective January 1, 1993. The cumulative effect of this tax rate change has been reflected in Consumers' financial statements.

The significant components of income tax expense (benefit) consisted of:

                                                               In Millions
Years Ended December 31                          1993       1992   1991(a)
- -----------------------                        -------     ------  --------
Current federal income taxes                   $   41      $  52     $  58
Deferred income taxes                              61       (172)     (166)
Deferred income taxes - tax rate change            (2)         -         -
Deferred ITC, net                                  (9)        (7)       33
                                               -------     ------    ------
                                               $   91      $(127)     $(75)
                                               =======     ======    ======

Operating                                      $  116      $  51      $ 48
Other                                             (25)      (178)     (123)
                                               -------     ------    ------
                                               $   91      $(127)     $(75)
                                               =======     ======    ======

(a) The 1991 provision for income taxes was before an extraordinary item that had related deferred income taxes of approximately $7 million.

The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                               In Millions
December 31                                                 1993      1992
- -----------                                               -------  --------
Property                                                  $ (518)  $  (458)
Unconsolidated investments                                  (184)     (129)
Postretirement benefits (Note 10)                           (178)     (165)
Abandoned Midland project (Note 4)                           (57)      (60)
Employee benefit obligations (includes
 postretirement benefits of
 $178 and $165) (Note 10)                                    200       186
MCV power purchases - settlement (Note 3)                    165       177
AMT carryforward                                              64        51
ITC carryforward (expires 2005)                               48        49
Other                                                         (8)       (4)
                                                          -------  --------
                                                          $ (468)  $  (353)
                                                          =======  ========

Gross deferred tax liabilities                           $(1,319)  $(1,228)
Gross deferred tax assets                                    851       875
                                                         --------  --------
                                                         $  (468)  $  (353)
                                                         ========  ========

The actual income tax expense (benefit) differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                               In Millions
Years Ended December 31                          1993       1992      1991
                                               -------    -------   -------
Net income (loss) before extraordinary item     $ 198      $(244)    $(235)
Income tax expense (benefit)                       91       (127)      (75)
                                               -------    -------   -------
                                                  289       (371)     (310)
Statutory federal income tax rate               x 35%      x 34%     x 34%
                                               --------   -------   -------
Expected income tax expense (benefit)             101       (126)     (105)
Increase (decrease) in taxes from:
 Capitalized overheads previously
  flowed through                                    5          5        35
 Differences in book and tax depreciation
  not previously deferred                           6          9         8
 ITC amortization and utilization                 (10)       (10)       (7)
 Affiliated companies' dividends                   (6)        (5)       (5)
 Other, net                                        (5)         -        (1)
                                               -------    -------   -------
                                                 $ 91      $(127)    $ (75)
                                               =======    =======   =======

6:   Short-Term Financings

Consumers has authorization from the FERC to issue or guarantee up to $900 million of short-term debt through December 31, 1994. Consumers has a $470 million facility that is used to finance seasonal working capital requirements and unsecured, committed lines of credit aggregating $165 million. As of December 31, 1993, $235 million and $24 million were outstanding at weighted average interest rates of 4.0 percent and 3.9 percent, respectively. Further, Consumers has an established $500 million trade receivables purchase and sale program. As of December 31, 1993 and 1992, receivables sold under the agreement totaled $285 million and $225 million, respectively. On February 15, 1994, Consumers increased the level of receivables sold to $335 million.


7:   Capitalization

Capital Stock

As of December 31, 1992, Consumers effected a quasi-reorganization, an elective accounting procedure in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. The fair values of Consumers' assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying values and no material adjustments to the historical bases were made.
This action was approved by Consumers' Board of Directors and did not require shareholder approval. As a result of the quasi-reorganization and subsequent accumulated earnings, Consumers paid $133 million in common stock dividends in 1993 and also declared from 1993 earnings a $16 million common stock dividend in January 1994. Consumers has authorization from the MPSC and is proceeding to issue $200 million of preferred stock in 1994.

First Mortgage Bonds

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with appropriate state and federal law. In September 1993, Consumers issued, with MPSC approval, $300 million of 6 3/8 percent first mortgage bonds, due 2003 and $300 million of 7 3/8 percent first mortgage bonds, due 2023. Consumers used the net proceeds from the bond issuance to refund approximately $515 million of higher interest first mortgage bonds and the balance to reduce short-term borrowings. Unamortized debt costs, premiums and discounts and call premiums on the refunded debt totaling approximately $18 million were deferred under SFAS 71, and are being amortized over the lives of the new debt.

In February 1994, Consumers issued a call for redemption totaling approximately $10 million. Consumers also fully redeemed two issues of first mortgage bonds totaling approximately $91 million. These redemptions completed Consumers' commitment to the MPSC, under the 1993 authorization to issue first mortgage bonds, to refinance certain long-term debt.

Long-Term Bank Debt

Under its long-term credit agreement at December 31, 1993, Consumers was required to make 10 remaining quarterly principal payments of approximately $47 million. As of December 31, 1993, the outstanding balance under this credit agreement totaled $469 million with a weighted average interest rate of 4.0 percent. In January 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for fixed-rate interest on the latest maturing $250 million of the then remaining $500 million obligation under its long-term credit agreement.

Other

Consumers has a total of $131 million of PCRBs outstanding with a weighted average interest rate of 4.2 percent as of December 31, 1993. Consumers classifies $101 million of PCRBs as long-term because it can refinance these amounts through irrevocable letters of credit expiring after one year.

In June 1993, Consumers entered into loan agreements in connection with the issuance of approximately $28 million of adjustable rate demand limited obligation refunding revenue bonds, due 2010, which are secured by an irrevocable letter of credit expiring in 1996. These bonds bear an initial interest rate of 2.65 percent. Consumers also entered into loan agreements in connection with the issuance of $30 million of 5.8 percent limited obligation refunding revenue bonds, due 2010, secured by a financial guaranty insurance policy and certain first mortgage bonds of Consumers. Proceeds of these issues were used to redeem on August 1, 1993 in advance of their maturities, approximately $58 million of outstanding PCRBs.


8:  Financial Instruments

Cash, short-term investments and current liabilities approximate their fair value due to the short-term nature of those instruments. The estimated fair value of long-term investments is based on quoted market prices where available. When specific market prices do not exist for an instrument, the fair value is based on quoted market prices of similar investments or other valuation techniques. All long-term investments in financial instruments, except as shown below, approximate fair value. Although the current fair value of the long-term debt, which is based on calculations made by debt pricing specialists, may be greater than the current carrying amount, settlement of the reported debt is generally not expected until maturity. The estimated fair values of Consumers' financial instruments are as follows:

                                                               In Millions
Years Ended December 31                  1993                   1992
- -----------------------           -----------------      -----------------
                                  Carrying     Fair      Carrying     Fair
                                    Amount    Value        Amount    Value

Investment in stock
 of affiliates                      $  291   $  323        $  291   $  303
Long-term debt                       1,839    1,984         2,079    2,123

The fair value of Consumers' off-balance sheet financial instruments is based on the amount estimated to terminate or settle the obligation:

                                                               In Millions
Years Ended December 31                      1993                     1992
                                       ----------               ----------
                                       Fair Value               Fair Value

Interest rate swaps (Note 7)                  $ 5                      $ -
Guarantees                                      7                        7

On January 1, 1994, Consumers adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requiring accounting for investments in debt securities to be held to maturity at amortized cost; otherwise debt and marketable equity securities would be recorded at fair value, with any unrealized gains or losses included in earnings if the security is held for trading purposes or as a separate component of shareholders' equity if the security is available for sale. The implementation resulted in an increase in assets of $30 million in January 1994 with a corresponding increase in stockholders' equity of $20 million, net of tax.

In May 1993, the FASB issued SFAS 114, Accounting by Creditors for Impairment of a Loan, effective in 1995, requiring certain loans that are determined to be impaired be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of any collateral for a secured loan. Consumers does not believe this standard will have a material impact on its financial position or results of operations.


9:   Executive Incentive Compensation

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of common stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. The plan reserves for award not more than 2 percent of CMS Energy's common stock outstanding on January 1 each year, less the number of shares of restricted common stock awarded and of common stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures are subject to award under the plan. As of December 31, 1993, awards of up to 447,686 shares of common stock may be issued.

Restricted shares of common stock are outstanding shares with full voting and dividend rights. Performance criteria were added in 1990 based on CMS Energy's total return to shareholders. Shares of restricted common stock cannot be distributed until they are vested and the performance objectives are met. Further, the restricted stock is subject to forfeiture if employment terminates before vesting. If key employees exceed performance objectives, the plan will allow additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan.

Consumers' Executive Stock Option and Stock Appreciation Rights Plan, an earlier plan approved by shareholders, remains in effect until all authorized options are granted or September 25, 1995. As of December 31, 1993, options for 43,000 shares remained to be granted.

Under both plans, for stock options and stock appreciation rights, the exercise price on each grant date equaled the closing market price on the grant date. Options are exercisable upon grant and expire up to 10 years and one month from date of grant. The status of the restricted stock granted under the Performance Incentive Stock Plan and options granted under both plans follows. The number of shares presented also includes shares for employees of CMS Energy and non-utility affiliates.

                                Restricted
                                     Stock               Options
                                ----------    ----------------------------
                                    Number      Number               Price
                                 of Shares   of Shares           per Share
                                -----------  ---------     ---------------
Outstanding at
 January 1, 1991                   212,500   1,162,216    $  7.13 - $34.25
  Granted                           97,000     194,000    $ 21.13 - $21.13
  Exercised or Issued              (34,437)    (65,125)   $  7.13 - $16.00
                                  ---------  ----------    ---------------
Outstanding at
 December 31, 1991                 275,063   1,291,091    $  7.13 - $34.25
  Granted                          101,000     215,000    $ 17.13 - $18.00
  Exercised or Issued              (37,422)    (21,000)   $ 13.00 - $16.00
  Canceled                         (15,375)    (50,000)   $ 20.50 - $33.88
                                  ---------  ----------    ---------------
Outstanding at
 December 31, 1992                 323,266   1,435,091    $  7.13 - $34.25
  Granted                          132,000     249,000    $ 25.13 - $26.25
  Exercised or Issued              (54,938)   (152,125)   $  7.13 - $21.13
  Canceled                         (84,141)    (33,000)   $ 20.50 - $33.88
                                  ---------  ----------    ---------------

Outstanding at
 December 31, 1993                 316,187   1,498,966    $  7.13 - $34.25
                                  =========  ==========    ===============

10:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions

Consumers adopted SFAS 106 effective as of the beginning of 1992. The standard required Consumers to change its accounting for the cost of health care and life insurance benefits that are provided to retirees from a pay-as-you-go (cash) method to a full accrual method. Accordingly, Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates.

Both the MPSC and FERC have generally adopted SFAS 106 costs for ratemaking purposes provided costs recovered through rates are placed in external funds until they are needed to pay benefits. The MPSC's generic order allows utilities three years to seek recovery of costs and provides for recovery from customers of any deferred costs incurred prior to the beginning of rate recovery of such costs. Consumers anticipates recovering its regulatory asset within 20 years. As discussed in Note 4, Consumers has requested recovery of the portion of these costs allocated to the electric business. In late 1994, Consumers plans to request recovery of the gas utility portion of these costs. Consumers plans to fund the benefits using external Voluntary Employee Beneficiary Associations. Funding of the health care benefits would begin when Consumers' rate recovery based on SFAS 106 begins. A portion of the life insurance benefits have previously been funded.

As of December 31, 1993, the actuary assumed that retiree health care costs increased 10.5 percent in 1994 then decreased gradually to 5.5
percent in 2000 and thereafter.   The health care cost trend rate
assumption significantly affects the amounts reported. For example, a 1 percentage point increase in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $75 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1993 by $9 million.

For the years ended December 31, 1993 and 1992, the weighted average discount rate was 7.25 percent and 8 percent, respectively, and the expected long-term rate of return on plan assets was 8.5 percent. Net periodic postretirement benefit cost for health care benefits and life insurance benefits was $51 million in 1993 and $49 million in 1992. The 1993 and 1992 cost was comprised of $13 million and $10 million for service plus $38 million and $39 million for interest, respectively.

The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31 as follows:

                                                               In Millions
                                                       1993           1992
                                                     -------        -------
Actuarial present value of estimated benefits
  Retirees                                           $  281         $  264
  Eligible for retirement                                54             50
  Active (upon retirement)                              187            175
                                                     -------        -------
Accumulated postretirement benefit obligation           522            489
Plan assets (premium deposit fund) at fair value          4              4
                                                     -------        -------
Projected postretirement benefit obligation
 in excess of plan assets                              (518)          (485)
Unrecognized net loss from experience
 different than assumed                                   8              -
                                                     -------        -------
Recorded liability and regulatory asset              $ (510)        $ (485)
                                                     =======        =======

Consumers' postretirement health care plan is unfunded; the accumulated postretirement benefit obligation for that plan is $510 million and $478 million at December 31, 1993 and 1992, respectively.

Supplemental Executive Retirement Plan

Certain management employees qualify under the SERP. Benefits are based on the employee's service and earnings as defined in the SERP. In 1988, a trust from which SERP benefits are paid was established and funded. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in Consumers' consolidated assets. As of December 31, 1993 and 1992, trust assets at cost (which approximates market) were $16 million and $14 million, respectively, and were classified as other non-current assets.

Defined Benefit Pension Plan

A trusteed, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan is fully funded, no contributions were made for plan years 1991 through 1993. Amounts presented for the Pension Plan include amounts for CMS Energy and non-utility affiliates, which are not distinguishable from nor are they significant when compared with the plan's total amounts.

Years Ended December 31                              1993     1992    1991
- -----------------------                             -----    -----   -----
Discount rate                                       7.25%     8.5%    8.5%
Rate of compensation increase                        4.5%     5.5%    5.5%
Expected long-term rate of return on assets         8.75%    8.75%   8.75%

Net Pension Plan and SERP costs consisted of:

                                                               In Millions
Years Ended December 31                              1993     1992    1991
                                                     -----    -----   -----
Service cost                                         $ 19     $ 19    $ 18
Interest cost                                          49       47      48
Actual return on plan assets                          (92)     (36)    (88)
Net amortization and deferral                          34      (20)     28
                                                     -----    -----   -----
Net periodic pension cost                            $ 10     $ 10    $  6
                                                     =====    =====   =====

The funded status of the Pension Plan and SERP reconciled to the pension liability recorded at December 31 was:

                                                               In Millions
                                           Pension Plan           SERP
                                          -------------      -------------
                                           1993    1992       1993    1992
                                          -----   -----      -----   -----
Actuarial present value of
 estimated benefits
  Vested                                  $ 471   $ 349       $ 12    $ 10
  Non-vested                                 56      49          -       -
                                          ------  ------      -----   -----
Accumulated benefit obligation              527     398         12      10
Provision for future pay increases          138     177          5       5
                                          ------  ------      -----   -----
Projected benefit obligation                665     575         17      15
Plan assets (primarily stocks and
 bonds,including $87 in 1993 and
 $64 in 1992 in common stock
 of CMS Energy) at fair value               692     631          -       -
                                          ------  ------      -----   -----
Projected benefit obligation less than
  (in excess of) plan assets                 27      56        (17)    (15)
Unrecognized net (gain) loss from
 experience different than assumed          (56)    (76)         5       2
Unrecognized prior service cost              45      49          -       1
Unrecognized net transition
 (asset) obligation                         (44)    (49)         1       1
                                          ------  ------     ------   -----
Recorded liability                        $ (28)  $ (20)     $ (11)   $(11)
                                          ======  ======     ======   =====

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

In 1991, certain eligible employees accepted early retirement incentives. The incentives consisted of lump-sum cash payments and increased pension payments. The pretax cost of the incentives was $25 million. Also in 1991, portions of the projected benefit obligation were settled which resulted in a pretax gain of $25 million that offset the early retirement costs.


11:   Leases

Consumers leases various assets, including vehicles, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement was extended an additional year and is now scheduled to expire in November 1995. The maximum amount of nuclear fuel that can be leased increased from $55 million to $70 million. Consumers further increased this amount in early 1994 to $80 million. The lease provides for an additional one-year extension upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $57 million as of December 31, 1993. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 1993, were:

                                                               In Millions
                                                Capital          Operating
                                                 Leases             Leases
                                                -------          ---------
1994                                              $ 40                $  7
1995                                                57                   6
1996                                                16                   2
1997                                                15                   2
1998                                                13                   2
1999 and thereafter                                 26                  21
                                                  -----              -----
Total minimum lease payments                       167                $ 40
                                                                     =====
Less imputed interest                               27
                                                  -----

Present value of net minimum lease payments        140
Less current portion                                34
                                                  -----

Non-current portion (a)                           $106
                                                  =====

(a) In January 1994, Consumers amended its nuclear fuel lease to include fuel previously owned at Big Rock Point. This is estimated to increase the non-current portion of capital leases by approximately $6 million.

Consumers recovers these charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts as of December 31, 1993, 1992 and 1991, were $8 million, $12 million and $12 million, respectively.

Capital lease expenses for the years ended December 31, 1993, 1992 and 1991 were $32 million, $44 million and $48 million, respectively.
Included in these amounts for the years ended 1993, 1992 and 1991, are nuclear fuel lease expenses of $13 million, $17 million and $24 million, respectively.


12:   Commitments and Contingencies

Ludington Pumped Storage Plant Litigation

In 1986, the Attorney General filed a lawsuit on behalf of the State of Michigan in the Circuit Court of Ingham County, seeking damages from Consumers and Detroit Edison for alleged injuries to fishery resources because of the operation of the Ludington Pumped Storage Plant. The state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, with the latter amount to be adjusted upon installation of "adequate" fish barriers and other changed conditions.

In 1987, the Attorney General filed a second lawsuit alleging that Consumers and Detroit Edison have breached a bottomlands lease agreement with the state and asked that the lease be declared void. This complaint was consolidated with the suit described in the preceding paragraph. In 1990, both of the lawsuits were dismissed on the basis of federal preemption. In 1993, the Court of Appeals overturned the dismissal, as to damages, effectively allowing the state to continue its damages lawsuit against Consumers and Detroit Edison, but generally affirmed the lower court's ruling as to the breach of lease claim. The Court of Appeals' ruling also limited any potential damages to those occurring no earlier than 1983. Consumers, Detroit Edison and the Attorney General have filed an application for leave to appeal with the Michigan Supreme Court. Consumers and Detroit Edison are seeking to have the trial court's dismissal of the damages claim affirmed.

Each year since 1989, Consumers and Detroit Edison have complied with FERC orders by installing a seasonal barrier net from April to October at the Ludington plant site. The FERC is now considering whether the barrier net (along with other actions by Consumers, including contributions to state fish-stocking programs) would be a satisfactory permanent solution.

Environmental Matters

Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on information currently known by management, Consumers believes that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

The State of Michigan in 1990 passed amendments to the Environmental Response Act that established a state program similar to the federal Superfund law, though broader in scope. Under this law, Consumers expects that it will ultimately incur costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. It is expected that in most cases, parties other than Consumers with current or former ownership interests may also be considered liable under the law and may be required to share in the costs of any site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time. However, Consumers is continuing to monitor this issue.

In addition, at the request of the DNR, Consumers prepared plans for remedial investigation/feasibility studies for three of these sites. Work plans for remedial investigation/feasibility studies for four other sites have also been prepared. The purpose of a remedial investigation/feasibility study is to define the nature and extent of contamination at a site and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of the three plans for remedial investigation/feasibility studies submitted and is currently reviewing the one remaining. The cost to conduct one of the approved studies will be approximately $250,000 based on bids received. Although the actual cost of conducting the remaining two remedial investigation/feasibility studies will not be known until bids are received from contractors, Consumers currently estimates the total cost of conducting the three studies submitted to the DNR to be less than $1 million.

The timing and extent of any further site investigation and remedial actions will depend, among other things, on requests received from the DNR and on future site usage by Consumers or other owners. Under the current schedule, Consumers anticipates the first remedial investigation/feasibility study would be completed in mid-1994. Consumers believes the results of the remedial investigation/feasibility studies will allow management to estimate a range of remedial cost estimates for the sites under study. Based on Consumers' knowledge of other utility remedial actions, remediation costs for Consumers for these sites may be substantial. In 1993, the MPSC addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of that utility's gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. The MPSC stated the length of the period may be reviewed from time to time, but any revisions would be prospective. Consumers believes costs incurred for both investigation and any required remedial actions would be recoverable from its customers under established regulatory policies and accordingly are not likely to materially affect its financial position or results of operations.

Included in the 1990 amendments to the federal Clean Air Act are provisions that limit emissions of sulfur dioxide and nitrogen oxides and require enhanced emissions monitoring. All of Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in 2000. Beginning in 1995, certain coal-fueled generating units will receive emissions allowances (all of Consumers' coal units will receive allowances beginning in 2000). Based on projected emissions from these units, Consumers expects to have excess allowances which may be sold or saved for future use.

The Clean Air Act's provisions require Consumers to make capital expenditures estimated to total $74 million through 1999 for completed, in-process and possible modifications at coal-fired units based on existing and proposed regulations. Management believes that Consumers' annual operating costs will not be materially affected.

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. Consumers believes that it is largely in compliance with the EPA's petition. Consumers is continuing to study the request and has been granted an extension for responding until March 30, 1994.

Capital Expenditures

Consumers estimates capital expenditures, including demand-side management and new lease commitments, of $553 million for 1994, $461 million for 1995 and $471 million for 1996.

Public Utility Holding Company Act Exemption

CMS Energy is exempt from registration under PUHCA. However, the Attorney General and the MMCG have asked the SEC to revoke CMS Energy's exemption from registration under PUHCA. In 1992, the MPSC filed a statement with the SEC recommending that CMS Energy's current exemption be revoked and a new exemption be issued conditioned upon certain reporting and operating requirements. If CMS Energy were to lose its current exemption, it would become more heavily regulated by the SEC; Consumers could ultimately be forced to divest either its electric or gas utility business; and CMS Energy would be restricted from conducting businesses that are not functionally related to the conduct of its utility business as determined by the SEC. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA.

Other

Consumers experienced an increase in complaints during 1993 relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. A complaint seeking certification as a class action suit was filed against Consumers in a local county circuit court in 1993. The complaint alleges the existence of a purported class that has incurred damages of up to $1 billion, primarily to certain livestock owned by the purported class, as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and intends to vigorously oppose the certification of the class and this suit.

In addition to the matters disclosed in these notes, Consumers and certain of its subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies, arising from the ordinary course of business involving personal injury and property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

The ultimate effect of the proceedings discussed in this note is not expected to have a material impact on Consumers' financial position or results of operations.


13:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                               In Millions
December 31                                                   1993    1992
- -----------                                                   ----    ----
Net investment
  Ludington - 51%                                             $114    $112
  Campbell Unit 3 - 93.3%                                      349     360
  Transmission lines - various                                  32      33

Accumulated depreciation
  Ludington                                                   $ 74    $ 71
  Campbell Unit 3                                              210     199
  Transmission lines                                            11      10

14:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the years ended December 31 were:

                                                               In Millions
                                                   1993       1992    1991
                                                  ------     ------  ------
Cash transactions
  Interest paid (net of amounts capitalized)       $177       $176    $308
  Income taxes paid (net of refunds)                 90          6      30

Non-cash transactions
  Nuclear fuel placed under capital lease          $ 28       $ 30    $  6
  Other assets placed under capital leases           30         39      21
  Capital leases refinanced                          42          -       -
  Assumption of debt                                  -         15       -
  Return of Midland related assets (Note 16)          -          -     (92)
  Increased value of investment in Enterprises'
    preferred stock (Note 16)                         -          -     100

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows at December 31 are described below:

                                                               In Millions
                                                   1993       1992    1991
                                                  ------     ------  ------
Sale of receivables, net                          $  60      $  25    $  -
Accounts receivable                                  19         30      66
Accrued revenue                                     (48)        91       7
Inventories                                         (32)        24      (8)
Accounts payable                                    (25)        21     (83)
Accrued refunds                                     (48)      (143)    102
Tax Reform Act refund reserve                         -          -     (77)
Other current assets and liabilities, net           (59)        38     (56)
Non-current deferred amounts, net                     8        (36)    170
                                                  ------     ------   -----
                                                  $(125)     $  50   $ 121
                                                 =======     ======  ======


15:   Reportable Segments

The Consolidated Statements of Income show operating revenue and pretax operating income by segments. These amounts include earnings (losses) from investments accounted for by the equity method of $6 million, $(10) million and $(2) million for 1993, 1992 and 1991, respectively. Other segment information follows:

                                                               In Millions
Years Ended December 31                            1993       1992    1991
- -----------------------                          ------     ------  ------
Depreciation, depletion and amortization
   Electric                                      $  241     $  230  $  172
   Gas                                               73         76      70
   Other                                              2          1       -
                                                 ------     ------  ------
                                                 $  316     $  307  $  242
                                                 ======     ======  ======

Identifiable assets
   Electric (a)                                  $4,027     $3,812  $3,399
   Gas                                            1,443      1,387   1,186
   Other (b)                                      1,081      1,397   1,401
                                                 ------     ------  ------
                                                 $6,551     $6,596  $5,986
                                                 ======     ======  ======

Capital expenditures (c)
   Electric (d)                                  $  365     $  353  $  213
   Gas                                              127         86      61
   Other                                             69         67      32
                                                 ------     ------  ------
                                                 $  561     $  506  $  306
                                                 ======     ======  ======

(a) Includes abandoned Midland investment of $162 million, $175 million and $287 million for 1993, 1992 and 1991, respectively.

(b) Reclassified 1992 and 1991 to include independent power production, which is no longer significant enough for Consumers to report separately. Also, other was reduced by the sale of $309 million of MCV Bonds (see
Note 3).

(c) Includes capital leases for nuclear fuel and other assets (see
Note 14).

(d) Includes DSM costs of $52 million for 1993 and $26 million for 1992.


16:   Related-Party Transactions

Consumers has an investment of $250 million in 10 shares of the preferred stock of Enterprises, an affiliate company of Consumers. Prior to a 1991 amendment to Enterprises' Articles, it was to have redeemed on July 1, 1991 and in each of the next four years, two shares of its preferred stock held by Consumers at a redemption price equal to $25 million per share. Because of the amendment, the dividend rate increased and the first mandatory redemption date became August 1, 1997. The asset value and other paid-in capital of Consumers were increased $100 million as a result of the amendment. In addition, Consumers has an investment in approximately 3 million shares of CMS Energy common stock totaling $42 million at December 31, 1993. As a result of these two investments, Consumers received dividends on affiliates' common and preferred stock totaling $16 million in 1993 and 1992 and $13 million in 1991.

In March 1990, Consumers' subsidiary, MGL and Consumers' parent,
CMS Energy, entered into an agreement where MGL exchanged its investment in several subsidiaries that held Midland-related assets for CMS Debentures issued by CMS Energy. Consumers recorded the earnings on the CMS Debentures as income from contractual arrangements. In December 1991, the subsidiaries were returned to Consumers and the CMS Debentures were cancelled to comply with various regulatory and court orders. On July 27, 1991, Consumers stopped recording income on the CMS Debentures when it became probable the return would be required. The return resulted in a net after-tax loss of approximately $92 million because the book value of the subsidiaries was less than the CMS Debentures' book value.

Consumers purchases a portion of its gas from an affiliate, NOMECO. The amounts of purchases for the years ended 1993, 1992 and 1991 were $3 million, $3 million and $20 million, respectively. In 1993, 1992 and 1991, Consumers purchased $52 million, $36 million and $26 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling approximately $14 million for 1993, 1992 and 1991, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 17. Other related-party transactions are immaterial.


17:    Summarized Financial Information of Significant Related Energy
       Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1993 obligation to purchase electricity from the MCV Partnership was approximately 14 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership is shown below:

Statements of Income
                                                               In Millions
Years Ended December 31                            1993       1992    1991
- -----------------------                           ------     ------  ------
Operating revenue (a)                             $ 548      $ 488   $ 425
Operating expenses                                  362        315     278
                                                  ------     ------  ------
Operating income                                    186        173     147
Other expense, net                                 (189)      (190)   (186)
                                                  ------     ------  ------
Net loss                                          $  (3)     $ (17)  $ (39)
                                                  ======     ======  ======

Balance Sheets
                                                               In Millions
December 31                                                   1993    1992
- -----------                                                 ------  ------
Assets
Current assets (a)                                          $  181  $  165
Property, plant and equipment, net                           2,073   2,124
Other assets                                                   146     147
                                                            ------  ------
                                                            $2,400  $2,436
                                                            ======  ======

Liabilities and Partners' Equity
Current liabilities                                         $  198  $  189
Long-term debt and other non-current liabilities (b)         2,147   2,189
Partners' equity (c)                                            55      58
                                                            ------  ------
                                                            $2,400  $2,436
                                                            ======  ======

(a) Revenue from Consumers totaled $505 million, $444 million and $384 million for 1993, 1992 and 1991, respectively. As of December 31, 1993, 1992 and 1991, $44 million, $38 million and $33 million, respectively, were receivable from Consumers.

(b) FMLP is a beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP (see Note 3). At December 31, 1993 and 1992, lease obligations of $1.7 billion were owed to the owner trust of which FMLP is the sole beneficiary. CMS Holdings' share of the interest and principal portion for the 1993 lease payments was $63 million and $16 million, respectively, and for the 1992 lease payments was $65 million and $12 million, respectively. The lease payments service $1.2 billion and $1.3 billion in non-recourse debt outstanding as of December 31, 1993 and 1992, respectively, of the owner-trust whose beneficiary is FMLP. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1993 and 1992, the owner-trust whose beneficiary is FMLP made debt payments of $172 million and $166 million, respectively, which included $10 million and $8 million principal and $25 million and $26 million interest, respectively, on the MCV Bonds held by MEC Development Corporation during part of 1991 and by Consumers through December 1993.

(c) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership.

                             Arthur Andersen & Co.



                   Report of Independent Public Accountants



To Consumers Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Power Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes. As discussed in Note 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions. Additionally, as discussed in Note 7 to the consolidated financial statements, the Company effected a quasi-reorganization on December 31, 1992.



                                                       ARTHUR ANDERSEN & Co.


Detroit, Michigan,
   January 28, 1994.

Quarterly Financial Information                                                      Consumers Power Company
                                                                                                      In Millions

                                         1993 (Unaudited)                            1992 (Unaudited)

Quarters Ended               March 31   June 30  Sept. 30    Dec. 31    March 31    June 30  Sept. 30    Dec. 31
Operating revenue (a)            $987      $681      $702       $873        $941       $644      $576       $817

Pretax operating income (a)      $156       $74      $101       $104        $116        $53       $34        $46

Net income (loss)                 $78       $26       $45        $49         $63        $23        $8      $(338)

Preferred stock dividends          $3        $3        $3         $2          $3         $3        $3         $2

Net income (loss) after
 preferred stock dividends        $75       $23       $42        $47         $60        $20        $5      $(340)

(a) Amounts in 1992 and March 31, 1993 were restated for comparative purposes.



            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CMS Energy

None for CMS Energy.

Consumers

None for Consumers.
                                   PART III
                         (ITEMS 10., 11., 12. and 13.)
CMS Energy

CMS Energy's definitive Proxy Statement, except for the organization and compensation committee report contained therein, is incorporated by reference herein. See also Item 1. BUSINESS for information pursuant to
Item 10.

Consumers

Consumers' definitive Proxy Statement, except for the organization and compensation committee report contained therein, is incorporated by reference herein. See also Item 1. BUSINESS for information pursuant to
Item 10.

                                    PART IV
               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are listed in Item 8 in the Index to Financial Statements, and are incorporated by reference herein.

(a)(2) Financial Statement Schedules and Reports of Independent Public Accountants for CMS Energy and Consumers are listed after the Exhibits in the Index to Financial Statement Schedules, and are incorporated by reference herein.

(a)(3) Exhibits for CMS Energy and Consumers are listed after Item (c) below and are incorporated by reference herein.

(b)     Reports on Form 8-K for CMS Energy and Consumers.

        CMS Energy

        Current reports dated September 29, 1993, as amended by Form 8-K/A, Amendment No. 1, dated October 22, 1993, and dated December 10, 1993 covering matters reported pursuant to Item 5. Other Events. and Item 7. Financial Statements and Exhibits., and current reports dated December 28, 1993 and March 4, 1994 covering matters reported pursuant to Item 5. Other Events.

        Consumers

        Current reports dated September 21, 1993 and December 10, 1993 covering matters reported pursuant to Item 5. Other Events. and
        Item 7. Financial Statements and Exhibits., and dated December 28, 1993 and March 4, 1994 covering matters reported pursuant to
        Item 5. Other Events.

(c)     Exhibits, including those incorporated by reference (see also
        Exhibit volume).

The following exhibits are applicable to CMS Energy and Consumers except where otherwise indicated "CMS ONLY":


  CMS Energy
 and Consumers
Exhibit Numbers
- ---------------

(1)-(2)                   -   Not applicable.

(3)(a) (CMS ONLY)         -   Articles of Incorporation of CMS Energy
                              Corporation, as Amended.  (Designated in CMS
                              Energy Corporation's Form S-8 dated
                              June 30, 1989, File No 1-9513, as Exhibit
                              (4).)

(3)(b) (CMS ONLY)         -   Copy of the By-Laws of CMS Energy Corporation.

(3)(c)                    -   Restated Articles of Incorporation of
                              Consumers Power Company.

(3)(d)                    -   Copy of By-Laws of Consumers Power Company.

(4)(a)                    -   Composite Working Copy of Indenture dated as
                              of September 1, 1945, between Consumers Power
                              Company and Chemical Bank (successor to
                              Manufacturers Hanover Trust Company), as
                              Trustee, including therein indentures
                              supplemental thereto through the Forty-third
                              Supplemental Indenture dated as of May 1,
                              1979.  (Designated in Consumers Power
                              Company's Registration No 2-65973 as
                              Exhibit (b)(1)-4.)

                              Indentures Supplemental thereto:

                                                      Consumers
                                                    Power Company
                              Sup Ind/Dated as of   File Reference   Exhibit
                              -------------------  ----------------  -------

                              44th      11/15/79   Reg No 2-65973    (b)(1)-7
                              45th      01/15/80   Reg No 2-68900    (b)(1)-5
                              46th      01/15/80   Reg No 2-69704    (4)(b)
                              47th      06/15/80   Form 10-K for
                                                   year end Dec 31,
                                                   1980, File
                                                   No 1-5611         (4)(b)
                              48th      03/15/81   Reg No 2-73741    (4)(b)
                              49th      11/01/81   Reg No 2-75542    (4)(b)
                              50th      03/01/82   Form 10-K for
                                                   year end Dec 31,
                                                   1981, File
                                                   No 1-5611         (4)(b)
                              51st      08/10/82   Reg No 2-78842    (4)(f)
                              52nd      08/31/82   Reg No 2-79390    (4)(f)
                              53rd      12/01/82   Reg No 2-81077    (4)(f)
                              54th      05/01/83   Reg No 2-84172    (4)(e)
                              55th      09/15/83   Reg No 2-86751    (4)(e)
                              56th      10/15/83   Reg No 2-87735    (4)(e)
                              57th      03/01/84   Reg No 2-89215    (4)(e)
                              58th      07/16/84   Form 10-Q for
                                                   quarter ended
                                                   June 30, 1984,
                                                   File No 1-5611    (4)(f)
                              59th      10/01/84   Reg No 2-93438    (4)(c)
                              60th      06/01/85   Form 10-Q for
                                                   quarter ended
                                                   June 30, 1985,
                                                   File No 1-5611    (4)(f)
                              61st      10/15/86   Reg No 33-9732    (4)(e)
                              63rd      04/15/87   Form 10-Q for
                                                   quarter ended
                                                   June 30, 1987
                                                   File No 1-5611    (4)(f)
                              64th      06/15/87   Form 10-Q for
                                                   quarter ended
                                                   June 30, 1987
                                                   File No 1-5611    (4)(g)
                              65th      02/15/88   Form 8-K dated
                                                   Feb 18, 1988
                                                   File No 1-5611      (4)
                              66th      04/15/88   Form 10-Q for
                                                   quarter ended
                                                   March 31, 1988
                                                   File No 1-5611    (4)(d)
                              67th      11/15/89   Reg No 33-31866   (4)(d)
                              68th      06/15/93   Reg No 33-41126   (4)(c)
                              69th      09/15/93   Form 8-K dated
                                                   September 21,
                                                   1993 File No
                                                   1-5611              (4)

(4)(b) (CMS ONLY)         -   Indenture between CMS Energy Corporation and
                              NBD Bank, National Association, as Trustee.
                              (Designated in CMS Energy's Form S-3
                              Registration Statement filed May 1, 1992, File
                              No. 33-47629, as Exhibit (4)(a).)

                              First Supplemental Indenture dated as of October 1, 1992 between CMS Energy Corporation and NBD Bank, National Association, as Trustee. (Designated in CMS Energy's Form 8-K dated October 1, 1992, File No. 1-9513, as Exhibit (4).)

                              Second Supplemental Indenture dated as of October 1, 1992 between CMS Energy Corporation and NBD Bank, National Association, as Trustee. (Designated in CMS Energy's Form 8-K dated October 1, 1992, File No. 1-9513, as Exhibit (4).)

(5)-(9)                   -   Not applicable.

(10)(a)                   -   Credit Agreement dated as of May 1, 1989 among
                              Consumers Power Company, the Co-Managers, as defined therein, the Banks, as defined therein, the Lenders, as defined therein, and Citibank, NA, as Agent, and the Exhibits thereto. (Designated in Consumers Power
                              Company's Form 10-Q for the quarter ended
                              March 31, 1989, File No 1-5611, as
                              Exhibit (19).)

                              Letter amendment dated as of December 11, 1991. (Designated in Consumers Power Company's Form 10-K for the year ended December 30, 1991, File No. 1-5611, as Exhibit
                              (3)(d).)

(10)(b) (CMS ONLY)        -   Amended and Restated Credit Agreement dated as
                              of November 30, 1992 as Amended and Restated as of October 15, 1993, among CMS Energy
                              Corporation, the Banks, the Co-Agents, the Documentation Agent and the Operational Agent, all as defined therein, and the Exhibits thereto.

(10)(c)                   -   Employment Agreement dated as of August 1,
                              1990 among Consumers Power Company, CMS Energy
                              Corporation and William T. McCormick, Jr.
                              (Designated in CMS Energy Corporation's Form
                              10-K for the year ended December 31, 1990, File No 1-9513, as Exhibit (10)(c).)

(10)(d)                   -   Employment contract effective as of March 1,
                              1987 among CMS Energy Corporation, Consumers
                              Power Company and S. Kinnie Smith, Jr.
                              (Designated in Consumers Power Company's
                              Form 10-K for the year ended December 31, 1987, File No 1-5611, as Exhibit (10)(g).)

(10)(e)                   -   Employment Agreement effective as of June 15,
                              1988 among Consumers Power Company, CMS Energy
                              Corporation and Victor J. Fryling.
                              (Designated in Consumers Power Company's
                              Form 10-K for the year ended December 31, 1988, File No 1-5611, as Exhibit (10)(i).)

(10)(f)                   -   Employment Agreement dated May 26, 1989
                              between Consumers Power Company and Michael G.
                              Morris.  (Designated in Consumers Power
                              Company's Form 10-K for the year ended
                              December 31, 1990, File No 1-5611, as
                              Exhibit (10)(f).)

(10)(g)                   -   Employment Agreement dated May 26, 1989
                              between Consumers Power Company and David A.
                              Mikelonis.  (Designated in Consumers Power
                              Company's Form 10-K for the year ended
                              December 31, 1991, File No. 1-5611, as Exhibit
                              10(h).)

(10)(h)                   -   Employment Agreement dated May 26, 1989 among
                              Consumers Power Company, CMS Energy
                              Corporation and John W. Clark.  (Designated in
                              CMS Energy Corporation's Form 10-K for the year ended December 31, 1990, File No 1-9513, as Exhibit (10)(f).)

(10)(i)                   -   Employment Agreement dated March 25, 1992
                              between Consumers Power Company and Alan M.
                              Wright.  (Designated in Consumers Power
                              Company's Form 10-K for the year ended
                              December 31, 1992, File No. 1-5611, as Exhibit
                              10(j).)

(10)(j)                   -   Employment Agreement dated March 25, 1992
                              between Consumers Power Company and Paul A.
                              Elbert.  (Designated in Consumers Power
                              Company's Form 10-K for the year ended
                              December 31, 1992, File No. 1-5611, as Exhibit
                              10(k).)

(10)(k)                   -   Consumers Power Company's Executive Stock
                              Option and Stock Appreciation Rights Plan
                              effective December 1, 1989.   (Designated in
                              Consumers Power Company's Form 10-K for the year ended December 31, 1990, File No 1-5611, as Exhibit (10)(g).)

(10)(l)                   -   CMS Energy Corporation's Performance Incentive
                              Stock Plan effective as of December 1, 1989.
                              (Designated in CMS Energy Corporation's
                              Form 10-K for the year ended December 31, 1990, File No 1-9513, as Exhibit (10)(h).)

(10)(m)                   -   CMS Deferred Salary Savings Plan effective
                              January 1, 1994.

(10)(n)                   -   Consumers Power Company's Annual Executive
                              Incentive Compensation Plan effective February
                              1993, as amended March 1994.

(10)(o)                   -   Consumers Power Company's Supplemental
                              Executive Retirement Plan effective
                              November 1, 1990.

(10)(p)                   -   Senior Trust Indenture, Leasehold Mortgage and
                              Security Agreement dated as of June 1, 1990 between The Connecticut National Bank and
                              United States Trust Company of New York.
                              (Designated in Midland Cogeneration Venture
                              Limited Partnership's Form S-1 filed November
                              23, 1990, File No 33-37977, as Exhibit 4.1.)

                              Indenture Supplemental thereto:

                              Supplement No. 1 dated as of June 1, 1990.
                              (Designated in Midland Cogeneration Venture
                              Limited Partnership's Form S-1 filed November 23, 1990, File No 33-37977, as Exhibit 4.2.)

(10)(q)                   -   Collateral Trust Indenture dated as of June 1,
                              1990 among Midland Funding Corporation I,
                              Midland Cogeneration Venture Limited
                              Partnership and United States Trust Company of
                              New York, Trustee.  (Designated in CMS Energy
                              Corporation's Form 10-Q for the quarter ended
                              June 30, 1990, File No 1-9513, as
                              Exhibit (28)(b).)

                              Indenture Supplemental thereto:

                              Supplement No 1 dated as of June 1, 1990.
                              (Designated in Midland Cogeneration Venture
                              Limited Partnership's Form S-1 filed
                              November 23, 1990, File No 33-37977, as
                              Exhibit 4.4.)

(10)(r)                   -   Amended and Restated Investor Partner Tax
                              Indemnification Agreement dated as of June 1,
                              1990 among Investor Partners, CMS Midland
                              Holdings Corporation as Indemnitor and CMS
                              Energy Corporation as Guarantor. (Designated in CMS Energy Corporation's Form 10-K for the year ended December 31, 1990, File No 1-9513, as Exhibit (10)(v).)

(10)(s)                   -   Environmental Agreement dated as of June 1,
                              1990 made by CMS Energy Corporation to The
                              Connecticut National Bank and Others.
                              (Designated in CMS Energy Corporation's Form
                              10-K for the year ended December 31, 1990, File No 1-9513, as Exhibit (10)(y) and
                              Form 10-Q for the quarter ended September 30, 1991, File No 1-9513, as Exhibit (19)(d).)**

(10)(t)                   -   Indemnity Agreement dated as of June 1, 1990
                              made by CMS Energy Corporation to Midland
                              Cogeneration Venture Limited Partnership.
                              (Designated in CMS Energy Corporation's
                              Form 10-K for the year ended December 31, 1990, File No 1-9513, as Exhibit (10)(z).)**

(10)(u)                   -   Environmental Agreement dated as of June 1,
                              1990 made by CMS Energy Corporation to United
                              States Trust Company of New York, Meridian
                              Trust Company, each Subordinated Collateral
                              Trust Trustee and Holders from time to time of Senior Bonds and Subordinated Bonds and
                              Participants from time to time in Senior Bonds and Subordinated Bonds. (Designated in CMS
                              Energy Corporation's Form 10-K for the year ended December 31, 1990, File No 1-9513, as
                              Exhibit (10)(aa).)**

(10)(v)                   -   Amended and Restated Participation Agreement
                              dated as of June 1, 1990 among Midland
                              Cogeneration Venture Limited Partnership,
                              Owner Participant, The Connecticut National
                              Bank, United States Trust Company, Meridian
                              Trust Company, Midland Funding Corporation I,
                              Midland Funding Corporation II, MEC
                              Development Corporation and Institutional
                              Senior Bond Purchasers.  (Designated in
                              Midland Cogeneration Venture Limited
                              Partnership's Form S-1 filed November 23,
                              1990, File No 33-37977, as Exhibit 4.13.)

                              Amendment No 1 dated as of July 1, 1991.
                              (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as Exhibit (10)(w).)

(10)(w)                   -   Power Purchase Agreement dated as of July 17,
                              1986 between Midland Cogeneration Venture
                              Limited Partnership and Consumers Power
                              Company.  (Designated in Midland Cogeneration
                              Venture Limited Partnership's Form S-1 filed
                              November 23, 1990, File No 33-37977, as
                              Exhibit 10.4.)

                              Amendments thereto:

                              Amendment No 1 dated September 10, 1987.
                              (Designated in Midland Cogeneration Venture
                              Limited Partnership's Form S-1 filed November 23, 1990, File No 33-37977, as Exhibit 10.5.)

                              Amendment No 2 dated March 18, 1988.
                              (Designated in Midland Cogeneration Venture
                              Limited Partnership's Form S-1 filed November 23, 1990, File No 33-37977, as Exhibit 10.6.)

                              Amendment No 3 dated August 28, 1989.
                              (Designated in Midland Cogeneration Venture
                              Limited Partnership's Form S-1 filed November 23, 1990, File No 33-37977, as Exhibit 10.7.)

                              Amendment No 4A dated May 25, 1989.
                              (Designated in Midland Cogeneration Venture
                              Limited Partnership's Form S-1 filed November 23, 1990, File No 33-37977, as Exhibit 10.8.)

(10)(x)                   -   Request for Approval of Settlement Proposal to
                              Resolve MCV Cost Recovery Issues and Court
                              Remand, filed with the Michigan Public Service
                              Commission on July 7, 1992, MPSC Case No. U-
                              10127.  (Designated in CMS Energy
                              Corporation's and Consumers Power Company's
                              Forms 10-K for the year ended December 31, 1991 as amended by Form 8 dated July 15, 1992 as Exhibit (28).)

(10)(y)                   -   Settlement Proposal Filed on July 7, 1992 as
                              Revised on September 8, 1992 by Filing with the Michigan Public Service Commission.
                              (Designated in CMS Energy Corporation's and
                              Consumers Power Company's Forms 8-K dated
                              September 8, 1992 as Exhibit (28).)

(10)(z)                   -   Michigan Public Service Commission Order Dated
                              March 31, 1993, Approving with Modifications the Settlement Proposal Filed on July 7, 1992, as Revised on September 8, 1992. (Designated in CMS Energy Corporation's and Consumers
                              Power Company's Forms 10-K for the year ended
                              December 31, 1992 as Exhibit (10)(cc).

(10)(aa)                  -   Unwind Agreement dated as of December 10, 1991
                              by and among CMS Energy Corporation, Midland
                              Group, Ltd., Consumers Power Company, CMS
                              Midland, Inc., MEC Development Corp. and CMS
                              Midland Holdings Company.  (Designated in
                              Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as Exhibit (10)(y).)

(10)(bb)                  -   Stipulated AGE Release Amount Payment
                              Agreement dated as of June 1, 1990, among CMS
                              Energy Corporation, Consumers Power Company and The Dow Chemical Company. (Designated in
                              Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as Exhibit (10)(z).)

(10)(cc)                  -   Parent Guaranty dated as of June 14, 1990 from
                              CMS Energy Corporation to MCV, each of the Owner Trustees, the Indenture Trustees, the
                              Owner Participants and the Initial Purchasers of Senior Bonds in the MCV Sale Leaseback transaction, and MEC Development. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as Exhibit (10)(aa).)**

(11)-(12)                 -   Not applicable.

(13)                      -   Not Applicable.

(14)-(20)                 -   Not applicable.

(21)(a) (CMS ONLY)        -   Subsidiaries of CMS Energy Corporation.

(21)(b)                   -   Subsidiaries of Consumers Power Company.

(22)                      -   Not applicable.

(23)                      -   Consents of experts and counsel.

(24)                      -   Powers of Attorney.

(25)-(28)                 -   Not applicable.


*Five copies of this exhibit have been signed by, or on behalf of, each of five Owner Participants. With regard to each of the agreements, each copy is substantially identical in all material respects except as to the parties thereto. Therefore, pursuant to Instruction 2, Item 601(a) of Regulation S-K, CMS Energy Corporation and Consumers Power Company are filing a copy of only one such document.

** Obligations of only CMS Holdings and CMS Midland, second tier subsidiaries of Consumers, and of CMS Energy but not of Consumers.

Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to various acts administered by the Commission, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

                    Index to Financial Statement Schedules


  Schedule                                                             Page

      V           Property, Plant and Equipment
                    1993, 1992 and 1991:
                      CMS Energy Corporation                            154
                      Consumers Power Company                           157

     VI           Accumulated Depreciation, Depletion and
                    Amortization of Property, Plant
                    and Equipment
                    1993, 1992 and 1991:
                      CMS Energy Corporation                            160
                      Consumers Power Company                           163

    VIII          Valuation and Qualifying Accounts and Reserves
                    1993, 1992 and 1991:
                      CMS Energy Corporation                            166
                      Consumers Power Company                           167

     IX           Short-Term Borrowings
                    1993, 1992 and 1991:
                      CMS Energy Corporation                            168
                      Consumers Power Company                           169

      X           Supplementary Income Statement Information
                    1993, 1992 and 1991:
                      CMS Energy Corporation                            170
                      Consumers Power Company                           171

Report of Independent Public Accountants
                      CMS Energy Corporation                            172
                      Consumers Power Company                           173

Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.


                                                   CMS ENERGY CORPORATION
                                         Schedule V - Property, Plant and Equipment
                                                Year Ended December 31, 1993
                                                    (Millions of Dollars)


                                       Balance at                                              Balance at
                                       Beginning     Additions                 Other Changes     End of
           Classification              of Period      at cost    Retirements    Add (Deduct)     Period
- ---------------------------------------------------------------------------------------------------------
Electric Utility
Consumers Power Company:
  Intangible                             $    2       $   -         $   -         $   -         $     2
  Steam production                        1,363          22            13             1  (a)      1,373
  Nuclear production                        665          53             5            (5) (a)        708
  Nuclear fuel                              195           4             -             -             199
  Nuclear fuel under capital lease          148          28             -             -             176
  Hydro production                          170          13             1             -             182
  Other production                           37           -             -             -              37
  Transmission                              685          22             5            (1) (a)        701
  Distribution                            1,682         157            16             -           1,823
  General                                    61           8             -             -              69
  Capital leases                             55          41  (b)       35            (9) (a)         52
  Plant held for future use                  13          12             -             -              25
                                         --------------------------------------------------------------
    Total electric utility                5,076         360            75           (14)          5,347
                                         --------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  2           -             -             -               2
  Natural gas production                      9           -             -             -               9
  Underground storage                       169           4             -             -             173
  Transmission                              178          15             2             -             191
  Distribution                            1,117          73             7             -           1,183
  General                                    26           5             -             -              31
  Capital leases                             16           7  (b)       13             -              10
  Plant held for future use                 142           1             -             -             143
                                         --------------------------------------------------------------
                                          1,659         105            22             -           1,742
Michigan Gas Storage Company                 69          27             1             -              95
                                         --------------------------------------------------------------
    Total gas utility                     1,728         132            23             -           1,837
                                         --------------------------------------------------------------
Other
NOMECO Oil and Gas Company                  768          81             -            (4) (a)(c)     845
Consumers Power Company - Other             147          40             -             3  (a)        190
Consumers Power Company - Capital leases     81          24  (b)       42             -              63
CMS Generation Company                        2           2             -            11  (d)         15
CMS Energy Corporation                       13           -             -            (1) (e)         12
Jackson Pipeline Company                     10           -             -             -              10  (f)
CMS Arcadia Land Management Company           8           -             -             -               8
Antrim Limited Partnership                    8           -             -             -               8  (f)
CMS Gas Transmission Company                  3           4             -             -               7  (f)
CMS Utility Services, Inc.                    4           -             -             -               4
Other                                         1           1             -             -               2
                                         --------------------------------------------------------------
    Total other                           1,045         152            42             9           1,164
                                         --------------------------------------------------------------
    Total plant                           7,849         644           140            (5)          8,348
                                         --------------------------------------------------------------
Construction Work in Progress
Consumers Power Company                     248          (3)            -             1  (a)        246
Antrim Limited Partnership                    -           9             -             -               9
Michigan Gas Storage Company                  4          (2)            -             -               2
                                         --------------------------------------------------------------
                                            252           4             -             1             257
                                         --------------------------------------------------------------
    Total plant including work
      in progress                        $8,101       $ 648         $ 140         $  (4)         $8,605
                                         ==============================================================


(a) Reclassifications of accounts                           (d) Plant additions due to acquired ownership
(b) Refinanced:  Electric $22, Gas $5 and Other $15         (e) Lease amortization
(c) Write-off of prediscovery foreign expenditures          (f) Non-utility gas plant and property



                                                   CMS ENERGY CORPORATION
                                         Schedule V - Property, Plant and Equipment
                                                Year Ended December 31, 1992
                                                    (Millions of Dollars)


                                       Balance at                                              Balance at
                                       Beginning     Additions                 Other Changes     End of
           Classification              of Period      at cost    Retirements    Add (Deduct)     Period
- ----------------------------------------------------------------------------------------------------------
Electric Utility
Consumers Power Company:
  Intangible                             $    2       $   -         $   -         $   -         $     2
  Steam production                        1,355          22            11            (3) (a)      1,363
  Nuclear production                        619          48             2             -             665
  Nuclear fuel                              191           4             -             -             195
  Nuclear fuel under capital lease          118          30             -             -             148
  Hydro production                          165           5             -             -             170
  Other production                           37           -             -             -              37
  Transmission                              660          29             7             3  (a)        685
  Distribution                            1,569         130            11            (6) (b)      1,682
  General                                    54           7             -             -              61
  Capital leases                             40          22             8             1  (a)         55
  Plant held for future use                  13           -             -             -              13
                                         --------------------------------------------------------------
    Total electric utility                4,823         297            39            (5)          5,076
                                         --------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  2           -             -             -               2
  Natural gas production                     14           -             4            (1) (a)          9
  Underground storage                       168           1             -             -             169
  Transmission                              178           3             3             -             178
  Distribution                            1,050          62            (4)            1  (a)      1,117
  General                                    23           3             -             -              26
  Capital leases                             25           3            12             -              16
  Plant held for future use                 141           1             -             -             142
                                         --------------------------------------------------------------
                                          1,601          73            15             -           1,659
Michigan Gas Storage Company                 65           4             -             -              69
                                         --------------------------------------------------------------
    Total gas utility                     1,666          77            15             -           1,728
                                         --------------------------------------------------------------
Other
NOMECO Oil and Gas Company                  702          68             -            (2) (c)        768
Consumers Power Company - Other             120          31             3            (1) (a)        147
Consumers Power Company - Capital leases     74          14             7             -              81
CMS Energy Corporation                       14           -             -            (1) (d)         13
Jackson Pipeline Company                     10           -             -             -              10  (g)
Antrim Limited Partnership                    -           8             -             -               8  (g)
CMS Arcadia Land Management Company           8           -             -             -               8
CMS Utility Services, Inc.                    4           -             -             -               4
CMS Gas Transmission Company                  -           3             -             -               3  (g)
CMS Generation Company                        -           -             -             2  (e)          2
Other                                         1           1             1             -               1
                                         --------------------------------------------------------------
    Total other                             933         125            11            (2)          1,045
                                         --------------------------------------------------------------
    Total plant                           7,422         499            65            (7)          7,849
                                         --------------------------------------------------------------
Construction Work in Progress
Consumers Power Company                     190          59             -            (1) (f)        248
Antrim Limited Partnership                    4          (4)            -             -               -
Michigan Gas Storage Company                  2           2             -             -               4
                                         --------------------------------------------------------------
                                            196          57             -            (1)            252
                                         --------------------------------------------------------------
    Total plant including work
      in progress                        $7,618       $ 556         $  65         $  (8)         $8,101
                                         ==============================================================

(a) Reclassifications of accounts                            (e) Plant additions due to acquired ownership
(b) Sale of facilities to Michigan Public Power Agency       (f) Write-off of PSI transmission line
(c) Write-off of prediscovery foreign expenditures           (g) Non-utility gas plant and property
(d) Lease amortization



                                                   CMS ENERGY CORPORATION
                                         Schedule V - Property, Plant and Equipment
                                                Year Ended December 31, 1991
                                                    (Millions of Dollars)


                                       Balance at                                              Balance at
                                       Beginning     Additions                 Other Changes     End of
           Classification              of Period      at cost    Retirements    Add (Deduct)     Period
- ----------------------------------------------------------------------------------------------------------
Electric Utility
Consumers Power Company:
  Intangible                             $    2       $   -         $   -         $   -          $    2
  Steam production                        1,357           9            11             -           1,355
  Nuclear production                        508         113             2             -             619
  Nuclear fuel                              191           -             -             -             191
  Nuclear fuel under capital lease          112           6             -             -             118
  Hydro production                          165           -             -             -             165
  Other production                           37           -             -             -              37
  Transmission                              656          13             1            (8) (a)        660
  Distribution                            1,490          95            15            (1) (a)      1,569
  General                                    40          13             -             1  (a)         54
  Capital leases                             40           8             8             -              40
  Plant held for future use                  13           -             -             -              13
                                         --------------------------------------------------------------
    Total electric utility                4,611         257            37            (8)          4,823
                                         --------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  2           -             -             -               2
  Natural gas production                     17           -             1            (2) (a)         14
  Underground storage                       166           5             2            (1) (b)        168
  Transmission                              178           1             1             -             178
  Distribution                            1,009          45             4             -           1,050
  General                                    22           1             -             -              23
  Capital leases                             27           2             4             -              25
  Plant held for future use                 142           -             1             -             141
                                         --------------------------------------------------------------
                                          1,563          54            13            (3)          1,601
Michigan Gas Storage Company                 65           -             -             -              65
                                         --------------------------------------------------------------
    Total gas utility                     1,628          54            13            (3)          1,666
                                         --------------------------------------------------------------
Other
NOMECO Oil and Gas Company                  639          71             -            (8) (c)        702
Consumers Power Company - Other             101          13             2             8  (a)        120
Consumers Power - Capital leases             71          11             8             -              74
CMS Energy Corporation                       14           1             -            (1) (d)         14
Jackson Pipeline Company                     10           -             -             -              10  (e)
CMS Arcadia Land Management Company           8           -             -             -               8
CMS Utility Services, Inc.                    3           1             -             -               4
Other                                         -           -             -             1  (a)          1
                                         --------------------------------------------------------------
    Total other                             846          97            10             -             933
                                         --------------------------------------------------------------
    Total plant                           7,085         408            60           (11)          7,422
                                         --------------------------------------------------------------
Construction Work in Progress
Consumers Power Company                     224         (33)            -            (1) (a)        190
Antrim Limited Partnership                    -           4             -             -               4
Michigan Gas Storage Company                  1           1             -             -               2
                                         --------------------------------------------------------------
                                            225         (28)            -            (1)            196
                                         --------------------------------------------------------------
    Total plant including work
      in progress                        $7,310       $ 380         $  60         $ (12)         $7,618
                                         ==============================================================


(a) Reclassifications of accounts                        (d) Lease amortization
(b) Northville base gas removal                          (e) Non-utility gas plant and property
(C) Write-off of prediscovery foreign expenditures


                                                   CONSUMERS POWER COMPANY
                                         Schedule V - Property, Plant and Equipment
                                                Year Ended December 31, 1993
                                                    (Millions of Dollars)
                                         Balance at                                              Balance at
                                         Beginning     Additions                 Other Changes     End of
           Classification                of Period      at cost    Retirements    Add (Deduct)     Period
Electric Utility
Consumers Power Company:
  Intangible                               $    2       $   -         $   -         $   -          $    2
  Steam production                          1,363          22            13             1  (a)      1,373
  Nuclear production                          665          53             5            (5) (a)        708
  Nuclear fuel                                195           4             -             -             199
  Nuclear fuel under capital lease            148          28             -             -             176
  Hydro production                            170          13             1             -             182
  Other production                             37           -             -             -              37
  Transmission                                685          22             5            (1) (a)        701
  Distribution                              1,682         157            16             -           1,823
  General                                      61           8             -             -              69
  Capital leases                               55          41 (b)        35            (9) (a)         52
  Plant held for future use                    13          12             -             -              25
                                           ---------------------------------------------------------------
    Total electric utility                  5,076         360            75           (14)          5,347
                                           ---------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                    2           -             -             -               2
  Natural gas production                        9           -             -             -               9
  Underground storage                         169           4             -             -             173
  Transmission                                178          15             2             -             191
  Distribution                              1,117          73             7             -           1,183
  General                                      26           5             -             -              31
  Capital leases                               16           7 (b)        13             -              10
  Plant held for future use                   142           1             -             -             143
                                           ---------------------------------------------------------------
                                            1,659         105            22             -           1,742
Michigan Gas Storage Company                   69          27             1             -              95
                                           ---------------------------------------------------------------
    Total gas utility                       1,728         132            23             -           1,837
                                           ---------------------------------------------------------------
Other
Consumers Power Company
  Capital leases                               81          24 (b)        42             -              63
  Other                                       147          40             -             3 (a)         190
                                           ---------------------------------------------------------------
    Total other                               228          64            42             3             253
                                           ---------------------------------------------------------------
    Total plant                             7,032         556           140           (11)          7,437
                                           ---------------------------------------------------------------
Construction Work in Progress
Consumers Power Company                       248          (3)            -             1 (a)         246
Michigan Gas Storage Company                    4          (2)            -             -               2
                                           ---------------------------------------------------------------
    Total Construction Work in Progress       252          (5)            -             1             248
                                           ---------------------------------------------------------------
    Total plant including work
      in progress                          $7,284       $ 551         $ 140         $ (10)         $7,685
                                           ===============================================================

(a) Reclassifications of accounts
(b) Refinanced:  Electric  $22
                 Gas         5
                 Other      15
                           ----
                           $42
                           ====

                                                   CONSUMERS POWER COMPANY
                                         Schedule V - Property, Plant and Equipment
                                                Year Ended December 31, 1992
                                                    (Millions of Dollars)
                                         Balance at                                              Balance at
                                         Beginning     Additions                 Other Changes     End of
           Classification                of Period      at cost    Retirements    Add (Deduct)     Period
Electric Utility
Consumers Power Company:
  Intangible                               $    2       $   -         $   -         $   -         $     2
  Steam production                          1,355          22            11            (3) (a)      1,363
  Nuclear production                          619          48             2             -             665
  Nuclear fuel                                191           4             -             -             195
  Nuclear fuel under capital lease            118          30             -             -             148
  Hydro production                            165           5             -             -             170
  Other production                             37           -             -             -              37
  Transmission                                660          29             7             3  (a)        685
  Distribution                              1,569         130            11            (6) (b)      1,682
  General                                      54           7             -             -              61
  Capital leases                               40          22             8             1  (a)         55
  Plant held for future use                    13           -             -             -              13
                                           ---------------------------------------------------------------
    Total electric utility                  4,823         297            39            (5)          5,076
                                           ---------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                    2           -             -             -               2
  Natural gas production                       14           -             4            (1) (a)          9
  Underground storage                         168           1             -             -             169
  Transmission                                178           3             3             -             178
  Distribution                              1,050          62            (4)            1  (a)      1,117
  General                                      23           3             -             -              26
  Capital leases                               25           3            12             -              16
  Plant held for future use                   141           1             -             -             142
                                           ---------------------------------------------------------------
                                            1,601          73            15             -           1,659
Michigan Gas Storage Company                   65           4             -             -              69
                                           ---------------------------------------------------------------
    Total gas utility                       1,666          77            15             -           1,728
                                           ---------------------------------------------------------------
Other
Consumers Power Company
  Capital leases                               74          14             7             -              81
  Other                                       120          31             3            (1) (a)        147
                                           ---------------------------------------------------------------
    Total other                               194          45            10            (1)            228
                                           ---------------------------------------------------------------
    Total plant                             6,683         419            64            (6)          7,032
                                           ---------------------------------------------------------------
Construction Work in Progress
Consumers Power Company                       190          59             -            (1) (c)        248
Michigan Gas Storage Company                    2           2             -             -               4
                                           ---------------------------------------------------------------
    Total Construction Work in Progress       192          61             -            (1)            252
                                           ---------------------------------------------------------------
    Total plant including work
      in progress                          $6,875       $ 480         $  64         $  (7)         $7,284
                                           ===============================================================

(a) Reclassifications of accounts
(b) Sale of facilities to Michigan Public Power Agency
(c) Write-off of PSI transmission line

/TABLE

                                                   CONSUMERS POWER COMPANY
                                         Schedule V - Property, Plant and Equipment
                                                Year Ended December 31, 1991
                                                    (Millions of Dollars)
                                         Balance at                                              Balance at
                                         Beginning     Additions                 Other Changes     End of
           Classification                of Period      at cost    Retirements    Add (Deduct)     Period
Electric Utility
Consumers Power Company:
  Intangible                               $    2       $   -         $   -         $   -          $    2
  Steam production                          1,357           9            11             -           1,355
  Nuclear production                          508         113             2             -             619
  Nuclear fuel                                191           -             -             -             191
  Nuclear fuel under capital lease            112           6             -             -             118
  Hydro production                            165           -             -             -             165
  Other production                             37           -             -             -              37
  Transmission                                656          13             1            (8) (a)        660
  Distribution                              1,490          95            15            (1) (a)      1,569
  General                                      40          13             -             1  (a)         54
  Capital leases                               40           8             8             -              40
  Plant held for future use                    13           -             -             -              13
                                           ---------------------------------------------------------------
    Total electric utility                  4,611         257            37            (8)          4,823
                                           ---------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                    2           -             -             -               2
  Natural gas production                       17           -             1            (2) (a)         14
  Underground storage                         166           5             2            (1) (b)        168
  Transmission                                178           1             1             -             178
  Distribution                              1,009          45             4             -           1,050
  General                                      22           1             -             -              23
  Capital leases                               27           2             4             -              25
  Plant held for future use                   142           -             1             -             141
                                           ---------------------------------------------------------------
                                            1,563          54            13            (3)          1,601
Michigan Gas Storage Company                   65           -             -             -              65
                                           ---------------------------------------------------------------
    Total gas utility                       1,628          54            13            (3)          1,666
                                           ---------------------------------------------------------------
Other
Consumers Power Company
  Capital leases                               71          11             8             -              74
  Other                                       101          13             2             8 (a)         120
                                           ---------------------------------------------------------------
    Total other                               172          24            10             8             194
                                           ---------------------------------------------------------------
    Total plant                             6,411         335            60            (3)          6,683
                                           ---------------------------------------------------------------
Construction Work in Progress
Consumers Power Company                       224         (33)            -            (1) (a)        190
Michigan Gas Storage Company                    1           1             -             -               2
                                           ---------------------------------------------------------------
    Total Construction Work in Progress       225         (32)            -            (1)            192
                                           ---------------------------------------------------------------
    Total plant including work
      in progress                          $6,636       $ 303         $  60         $  (4)         $6,875
                                           ===============================================================

(a) Reclassifications of accounts
(b) Northville base gas removal



                                                   CMS ENERGY CORPORATION
                             Schedule VI - Accumulated Depreciation, Depletion, and Amortization
                                              of Property, Plant and Equipment
                                                Year Ended December 31, 1993
                                                    (Millions of Dollars)


                                                     Additions
                                       Balance at    charged to  Retirements,                  Balance at
                                       Beginning     costs and  Removal Costs  Other Changes     End of
           Classification              of Period     expenses    and Salvage    Add (Deduct)     Period
- ----------------------------------------------------------------------------------------------------------
Electric Utility
Consumers Power Company:
  Intangible                             $    1       $   -         $   -         $   -          $    1
  Steam production                          704          32            18             -             718
  Nuclear production                        161          30             8             -             183
  Nuclear decommissioning trust             111          47             -             7  (a)        165
  Nuclear fuel                              188           5             -            (1) (b)        192
  Nuclear fuel under capital lease          111          10             -             -             121
  Hydro production                           73           3             5             -              71
  Other production                           32           1             -             -              33
  Transmission                              236          18             5             -             249
  Distribution                              643          75            30             -             688
  General                                    15           3             1             -              17
  Capital leases                             16          28            35             -               9
                                         --------------------------------------------------------------
    Total electric utility                2,291         252           102             6           2,447
                                         --------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  1           -             -             -               1
  Natural gas production                      9           -             -             -               9
  Underground storage                        55           3             -             -              58
  Transmission                              105           8             1             -             112
  Distribution                              604          52            13             -             643
  General                                     9           1             -             -              10
  Capital leases                              8           8            13             -               3
  Plant held for future use                 139           3             -             -             142
                                         --------------------------------------------------------------
                                            930          75            27             -             978
Michigan Gas Storage Company                 52           1             2             -              51
                                         --------------------------------------------------------------
    Total gas utility                       982          76            29             -           1,029
                                         --------------------------------------------------------------
Other
NOMECO Oil and Gas Company                  422          45             -            (1) (b)        466
Consumers Power Company                      75          68            41           (28) (c)         74
CMS Utility Services, Inc.                    2           1             -             -               3
CMS Energy Corporation                        1           -             -             -               1
Jackson Pipeline Company                      1           -             -             -               1
Antrim Limited Partnership                    -           1             -             -               1
Other                                         1           -             1             -               -
                                         --------------------------------------------------------------
    Total other                             502         115            42           (29)            546
                                         --------------------------------------------------------------
    Total provision for accumulated
      depreciation, depletion and
      amortization                       $3,775       $ 443         $ 173         $ (23)         $4,022
                                         ==============================================================


(a) Decommissioning trust funds
(b) Write-off of foreign drilling expenditures
(c) Reclassifications of accounts



                                                   CMS ENERGY CORPORATION
                             Schedule VI - Accumulated Depreciation, Depletion, and Amortization
                                              of Property, Plant and Equipment
                                                Year Ended December 31, 1992
                                                    (Millions of Dollars)


                                                     Additions
                                       Balance at    charged to  Retirements,                  Balance at
                                       Beginning     costs and  Removal Costs  Other Changes     End of
           Classification              of Period     expenses    and Salvage    Add (Deduct)     Period
- ----------------------------------------------------------------------------------------------------------
Electric Utility
Consumers Power Company:
  Intangible                             $    1       $   -         $   -         $   -          $    1
  Steam production                          689          32            15            (2) (a)        704
  Nuclear production                        136          29             4             -             161
  Nuclear decommissioning trust              62          44             -             5  (b)        111
  Nuclear fuel                              185           5             -            (2) (a)        188
  Nuclear fuel under capital lease           95          16             -             -             111
  Hydro production                           72           3             2             -              73
  Other production                           31           1             -             -              32
  Transmission                              218          17             1             3  (a)
                                                                                     (1) (c)        236
  Distribution                              598          69            22            (2) (a)        643
  General                                    12           3             -             -              15
  Capital leases                             18           6             8             -              16
                                         --------------------------------------------------------------
    Total electric utility                2,117         225            52             1           2,291
                                         --------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  1           -             -             -               1
  Natural gas production                      9           3             -            (3) (a)          9
  Underground storage                        52           3             -             -              55
  Transmission                              105           5             1            (4) (a)        105
  Distribution                              557          49             2             -             604
  General                                     9           1             1             -               9
  Capital leases                             14           6            12             -               8
  Plant held for future use                 129          10             -             -             139
                                         --------------------------------------------------------------
                                            876          77            16            (7)            930
Michigan Gas Storage Company                 51           1             -             -              52
                                         --------------------------------------------------------------
    Total gas utility                       927          78            16            (7)            982
                                         --------------------------------------------------------------
Other
NOMECO Oil and Gas Company                  387          37             -            (2) (d)        422
Consumers Power Company                      63          47             8           (27) (a)         75
CMS Utility Services, Inc.                    1           1             -             -               2
CMS Energy Corporation                        1           -             -             -               1
Jackson Pipeline Company                      -           1             -             -               1
Other                                         1           1             1             -               1
                                         --------------------------------------------------------------
    Total other                             453          87             9           (29)            502
                                         --------------------------------------------------------------
    Total provision for accumulated
      depreciation, depletion and
      amortization                       $3,497       $ 390         $  77         $ (35)         $3,775
                                         ==============================================================


(a) Reclassifications of accounts
(b) Decommissioning trust funds
(c) Sale of property to Michigan Public Power Agency
(d) Write-off of foreign drilling expenditures



                                                   CMS ENERGY CORPORATION
                             Schedule VI - Accumulated Depreciation, Depletion, and Amortization
                                              of Property, Plant and Equipment
                                                Year Ended December 31, 1991
                                                    (Millions of Dollars)


                                                     Additions
                                       Balance at    charged to  Retirements,                  Balance at
                                       Beginning     costs and  Removal Costs  Other Changes     End of
           Classification              of Period     expenses    and Salvage    Add (Deduct)     Period
- ----------------------------------------------------------------------------------------------------------
Electric Utility
Consumers Power Company:
  Intangible                             $    1       $   -         $   -         $   -          $    1
  Steam production                          662          36            10             1  (a)        689
  Nuclear production                        120          22             6             -             136
  Nuclear decommissioning trust              47          12             -             3  (b)         62
  Nuclear fuel                              181           5             -            (1) (a)        185
  Nuclear fuel under capital lease           74          21             -             -              95
  Hydro production                           68           4             -             -              72
  Other production                           30           1             -             -              31
  Transmission                              205          15             1            (1) (a)        218
  Distribution                              562          61            24            (1) (a)        598
  General                                    12           1             1             -              12
  Capital leases                             21           5             8             -              18
                                         --------------------------------------------------------------
    Total electric utility                1,983         183            50             1           2,117
                                         --------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  1           -             -             -               1
  Natural gas production                     11           1             1            (2) (a)          9
  Underground storage                        51           3             2             -              52
  Transmission                              100           5             1             1  (a)        105
  Distribution                              519          47             9             -             557
  General                                     7           1             -             1  (a)          9
  Capital leases                             13           6             5             -              14
  Plant held for future use                 120           9             -             -             129
                                         --------------------------------------------------------------
                                            822          72            18             -             876
Michigan Gas Storage Company                 51           1             1             -              51
                                         --------------------------------------------------------------
    Total gas utility                       873          73            19             -             927
                                         --------------------------------------------------------------
Other
NOMECO Oil and Gas Company                  362          33             -            (8) (c)        387
Consumers Power Company                      57          33             7           (20) (a)         63
Other                                         2           1             -             -               3
                                         --------------------------------------------------------------
    Total other                             421          67             7           (28)            453
                                         --------------------------------------------------------------
    Total provision for accumulated
      depreciation, depletion and
      amortization                       $3,277       $ 323         $  76         $ (27)         $3,497
                                         ==============================================================


(a) Reclassifications of accounts
(b) Decommissioning trust funds
(c) Write-off of foreign drilling expenditures


                                                   CONSUMERS POWER COMPANY
                             Schedule VI - Accumulated Depreciation, Depletion and Amortization
                                              of Property, Plant, and Equipment
                                                Year Ended December 31, 1993
                                                    (Millions of Dollars)
                                                     Additions
                                       Balance at    charged to  Retirements,                  Balance at
                                       Beginning     costs and  Removal Costs  Other Changes     End of
           Classification              of Period     expenses    and Salvage    Add (Deduct)     Period
Electric Utility
Consumers Power Company:
  Intangible                             $    1       $   -         $   -         $   -          $    1
  Steam production                          704          32            18             -             718
  Nuclear production                        161          30             8             -             183
  Nuclear decommissioning trust             111          47             -             7  (a)        165
  Nuclear fuel                              188           5             -            (1) (b)        192
  Nuclear fuel under capital lease          111          10             -             -             121
  Hydro production                           73           3             5             -              71
  Other production                           32           1             -             -              33
  Transmission                              236          18             5             -             249
  Distribution                              643          75            30             -             688
  General                                    15           3             1             -              17
  Capital leases                             16          28            35             -               9
                                         ---------------------------------------------------------------
    Total electric utility                2,291         252           102             6           2,447
                                         ---------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  1           -             -             -               1
  Natural gas production                      9           -             -             -               9
  Underground storage                        55           3             -             -              58
  Transmission                              105           8             1             -             112
  Distribution                              604          52            13             -             643
  General                                     9           1             -             -              10
  Capital leases                              8           8            13             -               3
  Plant held for future use                 139           3             -             -             142
                                         ---------------------------------------------------------------
                                            930          75            27             -             978
Michigan Gas Storage Company                 52           1             2             -              51
                                         ---------------------------------------------------------------
    Total gas utility                       982          76            29             -           1,029
                                         ---------------------------------------------------------------
Other
Consumers Power Company                      75          68            41           (28) (b)         74
                                         ---------------------------------------------------------------
    Total other                              75          68            41           (28)             74
                                         ---------------------------------------------------------------
    Total provision for accumulated
      depreciation, depletion and
      amortization                       $3,348       $ 396         $ 172         $ (22)         $3,550
                                         ===============================================================

(a) Decommissioning trust funds
(b) Reclassifications of accounts


                                                   CONSUMERS POWER COMPANY
                             Schedule VI - Accumulated Depreciation, Depletion and Amortization
                                              of Property, Plant, and Equipment
                                                Year Ended December 31, 1992
                                                    (Millions of Dollars)
                                                     Additions
                                       Balance at    charged to  Retirements,                  Balance at
                                       Beginning     costs and  Removal Costs  Other Changes     End of
           Classification              of Period     expenses    and Salvage    Add (Deduct)     Period
Electric Utility
Consumers Power Company:
  Intangible                             $    1       $   -         $   -         $   -          $    1
  Steam production                          689          32            15            (2) (a)        704
  Nuclear production                        136          29             4             -             161
  Nuclear decommissioning trust              62          44             -             5  (b)        111
  Nuclear fuel                              185           5             -            (2) (a)        188
  Nuclear fuel under capital lease           95          16             -             -             111
  Hydro production                           72           3             2             -              73
  Other production                           31           1             -             -              32
  Transmission                              218          17             1             3  (a)
                                                                                     (1) (c)        236
  Distribution                              598          69            22            (2) (a)        643
  General                                    12           3             -             -              15
  Capital leases                             18           6             8             -              16
                                         ---------------------------------------------------------------
    Total electric utility                2,117         225            52             1           2,291
                                         ---------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  1           -             -             -               1
  Natural gas production                      9           3             -            (3) (a)          9
  Underground storage                        52           3             -             -              55
  Transmission                              105           5             1            (4) (a)        105
  Distribution                              557          49             2             -             604
  General                                     9           1             1             -               9
  Capital leases                             14           6            12             -               8
  Plant held for future use                 129          10             -             -             139
                                         ---------------------------------------------------------------
                                            876          77            16            (7)            930
Michigan Gas Storage Company                 51           1             -             -              52
                                         ---------------------------------------------------------------
    Total gas utility                       927          78            16            (7)            982
                                         ---------------------------------------------------------------
Other
Consumers Power Company                      63          47             8           (27) (a)         75
                                         ---------------------------------------------------------------
    Total other                              63          47             8           (27)             75
                                         ---------------------------------------------------------------
    Total provision for accumulated
      depreciation, depletion and
      amortization                       $3,107       $ 350         $  76         $ (33)         $3,348
                                         ===============================================================

(a) Reclassifications of accounts
(b) Decommissioning trust funds
(c) Sale of property to Michigan Public Power Agency


                                                   CONSUMERS POWER COMPANY
                             Schedule VI - Accumulated Depreciation, Depletion and Amortization
                                              of Property, Plant, and Equipment
                                                Year Ended December 31, 1991
                                                    (Millions of Dollars)
                                                     Additions
                                       Balance at    charged to  Retirements,                  Balance at
                                       Beginning     costs and  Removal Costs  Other Changes     End of
           Classification              of Period     expenses    and Salvage    Add (Deduct)     Period
Electric Utility
Consumers Power Company:
  Intangible                             $    1       $   -         $   -         $   -          $    1
  Steam production                          662          36            10             1  (a)        689
  Nuclear production                        120          22             6             -             136
  Nuclear decommissioning trust              47          12             -             3  (b)         62
  Nuclear fuel                              181           5             -            (1) (a)        185
  Nuclear fuel under capital lease           74          21             -             -              95
  Hydro production                           68           4             -             -              72
  Other production                           30           1             -             -              31
  Transmission                              205          15             1            (1) (a)        218
  Distribution                              562          61            24            (1) (a)        598
  General                                    12           1             1             -              12
  Capital leases                             21           5             8             -              18
                                         ---------------------------------------------------------------
    Total electric utility                1,983         183            50             1           2,117
                                         ---------------------------------------------------------------
Gas Utility
Consumers Power Company:
  Intangible                                  1           -             -             -               1
  Natural gas production                     11           1             1            (2) (a)          9
  Underground storage                        51           3             2             -              52
  Transmission                              100           5             1             1  (a)        105
  Distribution                              519          47             9             -             557
  General                                     7           1             -             1  (a)          9
  Capital leases                             13           6             5             -              14
  Plant held for future use                 120           9             -             -             129
                                         ---------------------------------------------------------------
                                            822          72            18             -             876
Michigan Gas Storage Company                 51           1             1             -              51
                                         ---------------------------------------------------------------
    Total gas utility                       873          73            19             -             927
                                         ---------------------------------------------------------------
Other
Consumers Power Company                      57          33             7           (20) (a)         63
                                         ---------------------------------------------------------------
    Total other                              57          33             7           (20)             63
                                         ---------------------------------------------------------------
    Total provision for accumulated
      depreciation, depletion and
      amortization                       $2,913       $ 289         $  76         $ (19)         $3,107
                                         ===============================================================

(a) Reclassifications of accounts
(b) Decommissioning trust funds




                                                   CMS ENERGY CORPORATION
                               Schedule VIII - Valuation and Qualifying Accounts and Reserves
                                        Years Ended December 31, 1993, 1992 and 1991
                                                    (Millions of Dollars)


                                          Balance at       Charged     Charged to                      Balance
                                           Beginning         to           other                        at End
     Description                           of Period       Expense      Accounts      Deductions      of Period
- ---------------------------------------------------------------------------------------------------------------
Accumulated provision for
uncollectible accounts
(substantially all
Consumers Power Company):

  1993                                        $5            $ 9             -            $10(a)          $4

  1992                                        $5            $11             -            $11(a)          $5

  1991                                        $4            $17             -            $16(a)          $5


Reserve for rights to
additional MCV Bonds:

  1993                                         -              -             -               -             -

  1992                                      $366              -             -             $366            -

  1991                                      $366              -             -                -         $366


(a)   Accounts receivable written off including net uncollectible amounts of $8 in 1993, $10 in 1992, and
      $15 in 1991 charged directly to operating expense and credited to accounts receivable.



                                                   CONSUMERS POWER COMPANY
                               Schedule VIII - Valuation and Qualifying Accounts and Reserves
                                        Years Ended December 31, 1993, 1992 and 1991
                                                    (Millions of Dollars)

                                          Balance at       Charged     Charged to                      Balance
                                           Beginning         to           other                        at End
     Description                           of Period       Expense      Accounts      Deductions      of Period
- ---------------------------------------------------------------------------------------------------------------
Accumulated provision for
uncollectible accounts:

  1993                                          $5           $ 9              -          $10(a)           $4

  1992                                          $5           $11              -          $11(a)           $5

  1991                                          $4           $17              -          $16(a)           $5


Reserve for rights to
additional MCV Bonds:

  1993                                           -             -              -               -            -

  1992                                        $366             -              -            $366            -

  1991                                           -             -        $366(b)               -         $366


Reserve for rights to
additional CMS Energy
Debentures:

  1993                                           -             -              -               -            -

  1992                                           -             -              -               -            -

  1991                                        $236             -              -            $236            -


(a)         Accounts receivable written off including net uncollectible amounts of $8 in 1993, $10 in 1992, and $15 in
            1991 charged directly to operating expense and credited to accounts receivable.

(b)         Rights to additional MCV Bonds were transferred to Consumers Power in December, 1991 from MEC Development
            Corp.



                                                   CMS ENERGY CORPORATION
                                             Schedule IX - Short-Term Borrowings
                                        Years Ended December 31, 1993, 1992 and 1991
                                                    (Millions of Dollars)


                                                                                                             Weighted
                                                                             Maximum          Average         (Daily)
                                                                             (Daily)          (Daily)         Average
                                                             Weighted        Amount           Amount         Interest
                                            Balance           Average      Outstanding      Outstanding        Rate
          Category of Aggregate             at End           Interest      During the       During the      During the
          Short-Term Borrowings            of Period           Rate          Period           Period          Period
- ----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
Consumers Power Company:
  Bankers' acceptance drafts                 $  -                -            $219              $ 65           3.9%
  Bank advances                               235              4.0%           $394              $143           4.0%
  Committed bank lines                         24              3.9%           $165              $ 69           3.8%
                                             ----
                                             $259
                                             ====

Year Ended December 31, 1992
CMS Energy Corporation:
  Credit Agreement                              -                -            $414              $357           5.4%

Consumers Power Company:
  Bankers' acceptance drafts                 $115              4.2%           $149              $ 68           4.3%
  Bank advances                                35              4.2%           $181              $ 32           4.4%
  Committed bank lines                         65              4.6%           $215              $ 84           4.3%
                                             ----
                                             $215
                                             ====

Year Ended December 31, 1991
CMS Energy Corporation:
  Credit Agreement                           $414              6.5%           $450              $ 23           7.1%

Consumers Power Company:
  Bankers' acceptance drafts                   73              5.7%           $201              $ 61           6.2%
  Bank advances                               181              5.7%           $181              $122           7.5%
  Committed bank lines                         40              6.5%           $212              $ 78           6.7%
                                             ----
                                              294
                                             ----
Jackson Pipeline Company:
  Note payable                                  -                -            $ 10              $  4           9.1%

                                             $708
                                             ====


                                                   CONSUMERS POWER COMPANY
                                             Schedule IX - Short-Term Borrowings
                                        Years Ended December 31, 1993, 1992 and 1991
                                                    (Millions of Dollars)

                                                                                                             Weighted
                                                                             Maximum          Average         (Daily)
                                                                             (Daily)          (Daily)         Average
                                                             Weighted        Amount           Amount         Interest
                                            Balance           Average      Outstanding      Outstanding        Rate
          Category of Aggregate             at End           Interest      During the       During the      During the
          Short-Term Borrowings            of Period           Rate          Period           Period          Period
- ----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
Consumers Power Company:
  Bankers' acceptance drafts                 $  -                -            $219              $ 65           3.9%
  Bank advances                               235              4.0%           $394              $143           4.0%
  Committed bank lines                         24              3.9%           $165              $ 69           3.8%
                                             ----

                                             $259
                                             ====

Year Ended December 31, 1992
Consumers Power Company:
  Bankers' acceptance drafts                 $115              4.2%           $149               $68           4.3%
  Bank advances                                35              4.2%           $181               $32           4.4%
  Committed bank lines                         65              4.6%           $215               $84           4.3%
                                             ----

                                             $215
                                             ====

Year Ended December 31, 1991
Consumers Power Company:
  Bankers' acceptance drafts                 $ 73              5.7%           $201              $ 61           6.2%
  Bank advances                               181              5.7%           $181              $122           7.5%
  Committed bank lines                         40              6.5%           $212              $ 78           6.7%
                                             ----

                                             $294
                                             ====



                                                   CMS ENERGY CORPORATION
                                   Schedule X - Supplementary Income Statement Information
                                        Years Ended December 31, 1993, 1992 and 1991
                                                    (Millions of Dollars)


                                                                              Charged to Expense
                                                                    ------------------------------------------
            Item(a)                                                    1993             1992              1991
- --------------------------------                                    --------         --------         --------
Real and personal property taxes                                       $139             $137              $128

Royalties                                                                46               42                49


(a)        "Other items" are either less than 1% of total operating revenue or are disclosed in the Consolidated
           Statements of Income.


                                                   CONSUMERS POWER COMPANY
                                   Schedule X - Supplementary Income Statement Information
                                        Years Ended December 31, 1993, 1992 and 1991
                                                    (Millions of Dollars)

                                                                         Charged to Expense
                                                             -------------------------------------------
            Item (a)                                         1993               1992               1991
- --------------------------------                             ----               ----               ----
Real and personal property taxes                             $138               $136               $128


(a)        "Other items" are either less than 1% of total operating revenue or are disclosed in the Consolidated
           Statements of Income.



                         Arthur Andersen & Co.



                Report of Independent Public Accountants



To CMS Energy Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CMS Energy Corporation's 1993 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedules listed in Item 14(a) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                      ARTHUR ANDERSEN & Co.


Detroit, Michigan,
   January 28, 1994.

                          Arthur Andersen & Co.



                  Report of Independent Public Accountants



To Consumers Power Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consumers Power Company's 1993 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedules listed in Item 14(a) are the responsibility of the Company's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                   ARTHUR ANDERSEN & Co.


Detroit, Michigan,
   January 28, 1994.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 1994.


                                      CMS ENERGY CORPORATION


                                      By     William T. McCormick, Jr.
                                           ----------------------------
                                             William T. McCormick, Jr.
                                               Chairman of the Board
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 18th day of March 1994.





             Signature                                 Title
- --------------------------------------  -----------------------------------

(i)    Principal executive officer:
                                              Chairman of the Board,
                                              Chief Executive Officer
     William T. McCormick, Jr.                     and Director
- -------------------------------------
     William T. McCormick, Jr.

(ii)   Principal financial officer:

                                             Senior Vice President and
            A M Wright                        Chief Financial Officer
- -------------------------------------
          Alan M. Wright

(iii)  Controller or principal
       accounting officer:

                                            Vice President, Controller
           P. D. Hopper                    and Chief Accounting Officer
- -------------------------------------
         Preston D. Hopper

(iv)   A majority of the Directors
       including those named above:

                                                     Director
- -------------------------------------
        James J. Duderstadt

             Signature                                 Title
- -------------------------------------   -----------------------------------


         Victor J. Fryling                           Director
- -------------------------------------
         Victor J. Fryling


          Earl D. Holton*                            Director
- -------------------------------------
          Earl D. Holton


           Lois A. Lund*                             Director
- -------------------------------------
           Lois A. Lund


        Frank H. Merlotti*                           Director
- -------------------------------------
         Frank H. Merlotti


           W. U. Parfet*                             Director
- -------------------------------------
         William U. Parfet


         Percy A. Pierre*                            Director
- -------------------------------------
          Percy A. Pierre


          T. F. Russell*                             Director
- -------------------------------------
         Thomas F. Russell


       S. Kinnie Smith, Jr.*                         Director
- -------------------------------------
       S. Kinnie Smith, Jr.


                                                     Director
- -------------------------------------
         Robert D. Tuttle


         Kenneth Whipple*                            Director
- -------------------------------------
          Kenneth Whipple


         John B. Yasinsky*                           Director
- -------------------------------------
         John B. Yasinsky


* By  Thomas A. McNish
      -------------------------------
      Thomas A. McNish, Attorney-in-Fact

                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Power Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 1994.


                                              CONSUMERS POWER COMPANY


                                      By     William T. McCormick, Jr.
                                         ---------------------------------
                                             William T. McCormick, Jr.
                                               Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Power Company and in the capacities and on the 18th day of March 1994.





             Signature                                 Title
- -------------------------------------   -----------------------------------

(i)   Principal executive officer:

                                                   President and
         Michael G. Morris                    Chief Executive Officer
- -------------------------------------
         Michael G. Morris

(ii)  Principal financial officer:

                                             Senior Vice President and
            A M Wright                        Chief Financial Officer
- -------------------------------------
          Alan M. Wright

(iii) Controller or principal
      accounting officer:

                                                Vice President and
           Dennis DaPra                             Controller
- -------------------------------------
           Dennis DaPra

(iv)  A majority of the Directors
      including those named above:

                                                     Director
- -------------------------------------
        James J. Duderstadt

             Signature                                 Title
- -------------------------------------   -----------------------------------


         Victor J. Fryling                           Director
- -------------------------------------
         Victor J. Fryling


          Earl D. Holton*                            Director
- -------------------------------------
          Earl D. Holton


           Lois A. Lund*                             Director
- -------------------------------------
           Lois A. Lund


     William T. McCormick, Jr.                       Director
- -------------------------------------
     William T. McCormick, Jr.


        Frank H. Merlotti*                           Director
- -------------------------------------
         Frank H. Merlotti


           W. U. Parfet*                             Director
- -------------------------------------
         William U. Parfet


         Percy A. Pierre*                            Director
- -------------------------------------
          Percy A. Pierre


          T. F. Russell*                             Director
- -------------------------------------
         Thomas F. Russell


       S. Kinnie Smith, Jr.*                         Director
- -------------------------------------
       S. Kinnie Smith, Jr.


                                                     Director
- -------------------------------------
         Robert D. Tuttle


         Kenneth Whipple*                            Director
- -------------------------------------
          Kenneth Whipple


         John B. Yasinsky*                           Director
- -------------------------------------
         John B. Yasinsky


*By   Thomas A. McNish
     --------------------------------
      Thomas A. McNish, Attorney-in-Fact