Form 10-Q
period 1994-03-31
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1994-05-13
CIK 201533, 811156

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994

                                      OR

           [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to


Commission      Registrant; State of Incorporation;        IRS Employer
File Number        Address; and Telephone Number        Identification No.
- ----------      -----------------------------------     ------------------

1-9513               CMS ENERGY CORPORATION                 38-2726431
                    (A Michigan Corporation)
                Fairlane Plaza South, Suite 1100
                      330 Town Center Drive
                    Dearborn, Michigan  48126
                         (313)436-9261

1-5611                 CONSUMERS POWER COMPANY               38-0442310
                      (A Michigan Corporation)
                      212 West Michigan Avenue
                      Jackson, Michigan  49201
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
CMS Energy Corporation, $.01 par value, shares
outstanding at April 30, 1994 -                                     85,808,418
Consumers Power Company, $10 par value, shares outstanding
and privately held by CMS Energy Corporation at April 30, 1994 -    84,108,789

                          CMS Energy Corporation
                                   and
                         Consumers Power Company


                       Quarterly reports on Form 10-Q
                  to the Securities and Exchange Commission
                     for the Quarter Ended March 31, 1994



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                            TABLE OF CONTENTS


                                                                      Page
                                                                      ----
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
PART I:
CMS Energy Corporation
          Report of Independent Public Accountants . . . . . . . . .    6
          Consolidated Statements of Income  . . . . . . . . . . . .    7
          Consolidated Statements of Cash Flows. . . . . . . . . . .    8
          Consolidated Balance Sheets. . . . . . . . . . . . . . . .    9
          Consolidated Statements of Common Stockholders' Equity. .    11
          Condensed Notes to Consolidated Financial Statements. . .    12
          Management's Discussion and Analysis. . . . . . . . . . .    23
Consumers Power Company
          Report of Independent Public Accountants. . . . . . . . .    36
          Consolidated Statements of Income . . . . . . . . . . . .    37
          Consolidated Statements of Cash Flows . . . . . . . . . .    38
          Consolidated Balance Sheets . . . . . . . . . . . . . . .    39
          Consolidated Statements of Common Stockholder's Equity. .    41
          Condensed Notes to Consolidated Financial Statements. . .    42
          Management's Discussion and Analysis. . . . . . . . . . .    53
PART II:
          Item 1.   Legal Proceedings . . . . . . . . . . . . . . .    63
          Item 6.   Exhibits and Reports on Form 8-K. . . . . . . .    65
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    66

                                   GLOSSARY

  Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . .   Association of Businesses Advocating Tariff
                                Equity
ALJ . . . . . . . . . . . . .   Administrative Law Judge
Articles. . . . . . . . . . .   Articles of Incorporation
Attorney General. . . . . . .   The Michigan Attorney General

bcf . . . . . . . . . . . . .   Billion cubic feet

Clean Air Act . . . . . . . .   Federal Clean Air Act as amended on
                                November 15, 1990
CMS Energy. . . . . . . . . .   CMS Energy Corporation
CMS Gas Transmission. . . . .   CMS Gas Transmission and Storage Company, a
                                subsidiary of Enterprises
CMS Generation. . . . . . . .   CMS Generation Co., a subsidiary of
                                Enterprises
CMS Holdings. . . . . . . . .   CMS Midland Holdings Company, a subsidiary
                                of MGL
CMS Midland . . . . . . . . .   CMS Midland Inc., a subsidiary of MGL
Consumers . . . . . . . . . .   Consumers Power Company
Court of Appeals. . . . . . .   Michigan Court of Appeals

Detroit Edison. . . . . . . .   The Detroit Edison Company
DNR . . . . . . . . . . . . .   Michigan Department of Natural Resources
DOE . . . . . . . . . . . . .   U. S. Department of Energy
DSM . . . . . . . . . . . . .   Demand-side management

EMF . . . . . . . . . . . . .   Electric and magnetic fields
Enterprises . . . . . . . . .   CMS Enterprises Company, a subsidiary of
                                CMS Energy
EPA . . . . . . . . . . . . .   Environmental Protection Agency

FASB. . . . . . . . . . . . .   Financial Accounting Standards Board
FERC. . . . . . . . . . . . .   Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . .   First Midland Limited Partnership

GCR . . . . . . . . . . . . .   Gas cost recovery
GPSLP . . . . . . . . . . . .   Genesee Power Station Limited Partnership
GTN . . . . . . . . . . . . .   $250 million CMS Energy General Term Notes,
                                Series A

kWh . . . . . . . . . . . . .   Kilowatt-hour

mcf . . . . . . . . . . . . .   Thousand cubic feet
MCV . . . . . . . . . . . . .   Midland Cogeneration Venture
MCV Bonds . . . . . . . . . .   Collectively, senior secured lease
                                obligation bonds and subordinated secured
                                lease obligation bonds issued in connection
                                with the leveraged-lease financing of the
                                MCV Facility, and tax-exempt PCRBs
MCV Facility. . . . . . . . .   A natural gas-fueled, combined cycle
                                cogeneration facility operated by the MCV
                                Partnership
MCV Partnership . . . . . . .   Midland Cogeneration Venture Limited
                                Partnership
MGL . . . . . . . . . . . . .   Midland Group Ltd., a subsidiary of
                                Consumers
Michigan Gas Storage. . . . .   Michigan Gas Storage Company, a subsidiary
                                of Consumers
MMCG. . . . . . . . . . . . .   Michigan Municipal Cooperative Group
MOAPA . . . . . . . . . . . .   MOAPA Energy Limited Partnership, a wholly
                                owned affiliate of CMS Generation
MPSC. . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . .   Megawatts

NOMECO. . . . . . . . . . . .   NOMECO Oil & Gas Co., a wholly owned
                                subsidiary of Enterprises
Notes . . . . . . . . . . . .   Collectively,
 Series A . . . . . . . . . .   Series A Senior Deferred Coupon Notes of
                                CMS Energy due October 1, 1997
 Series B . . . . . . . . . .   Series B Senior Deferred Coupon Notes of
                                CMS Energy due October 1, 1999
NRC . . . . . . . . . . . . .   Nuclear Regulatory Commission

O&M . . . . . . . . . . . . .   Other operation and maintenance expense

Order 636 . . . . . . . . . .   Orders affecting interstate gas pipelines,
                                including Order 636A and 636B issued by the FERC in 1992, known also as the Restructuring Rule

Palisades . . . . . . . . . .   Palisades nuclear plant, owned by Consumers
PPA . . . . . . . . . . . . .   The Power Purchase Agreement between
                                Consumers and the MCV Partnership with a
                                35-year term commencing in March 1990
PSCR. . . . . . . . . . . . .   Power supply cost recovery
PUHCA . . . . . . . . . . . .   Public Utility Holding Company Act of 1935

Revised Settlement Proposal .   The request for approval of a settlement
                                proposal to resolve MCV cost recovery
                                issues, PURPA issues and court remand as filed with the MPSC on July 7, 1992 and amended on September 8, 1992

SEC . . . . . . . . . . . . .   Securities and Exchange Commission
Secured Credit Facility . . .   $220 million secured Revolving Credit
                                Facility dated November 30, 1992
SERP. . . . . . . . . . . . .   Supplemental Executive Retirement Plan
Settlement Order. . . . . . .   MPSC Order issued March 31, 1993 in MPSC
                                Case Nos. U-10127, U-8871 and others, and
                                the rehearing order issued May 26, 1993
SFAS. . . . . . . . . . . . .   Statement of Financial Accounting Standards
Superfund . . . . . . . . . .   Comprehensive Environmental Response,
                                Compensation and Liability Act

Trunkline . . . . . . . . . .   Trunkline Gas Company

                     (This page intentionally left blank)

                          ARTHUR ANDERSEN & CO.






                  Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 28, 1994, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                  Arthur Andersen & Co.


Detroit, Michigan,
May 10, 1994.

                                                   CMS Energy Corporation
                                              Consolidated Statements of Income
                                                         (Unaudited)
                                                              Three Months Ended        Twelve Months Ended
                                                                   March 31                   March 31
                                                               1994         1993         1994          1993
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                           $  545       $  490       $2,132        $1,874
  Gas utility                                                   528          495        1,194         1,151
  Oil and gas exploration and production                         18           19           76            73
  Independent power production                                    8            5           23             5
  Natural gas pipeline, storage and marketing                    42           36          148           111
  Other                                                           1            1            4             6
                                                             -----------------------------------------------
      Total operating revenue                                 1,142        1,046        3,577         3,220
                                                             -----------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                 79           70          303           295
    Purchased power - related parties                           122          107          481           464
    Purchased and interchange power                              42           25          165           108
    Cost of gas sold                                            372          349          824           778
    Other                                                       144          122          591           556
                                                             -----------------------------------------------
      Total operation                                           759          673        2,364         2,201
  Maintenance                                                    43           45          205           199
  Depreciation, depletion and amortization                      103          100          368           349
  General taxes                                                  62           60          195           186
                                                             -----------------------------------------------
      Total operating expenses                                  967          878        3,132         2,935
                                                             -----------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                               88           81          293           172
  Gas utility                                                    84           73          158           121
  Oil and gas exploration and production                          2            4            1            10
  Independent power production                                    2            3            4            (5)
  Natural gas pipeline, storage and marketing                     3            2            8             7
  Other                                                          (4)           5          (19)          (20)
                                                             -----------------------------------------------
      Total pretax operating income                             175          168          445           285
                                                             -----------------------------------------------
INCOME TAXES                                                     48           43           96            40
                                                             -----------------------------------------------
NET OPERATING INCOME                                            127          125          349           245
                                                             -----------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                                3            4           14            15
  Accretion expense (Note 2)                                     (9)          (9)         (37)           (9)
  Loss on MCV power purchases - settlement (Note 2)               -            -            -          (520)
  Income from contractual arrangements (MCV Bonds)                -            8           24            34
  Other income taxes, net                                         3            5           14           173
  Other, net                                                      5           (2)          22             3
                                                             -----------------------------------------------
      Total other income (deductions)                             2            6           37          (304)
                                                             -----------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                     46           51          199           181
  Other interest                                                  3            6           21            28
  Capitalized interest                                           (1)          (1)          (6)           (3)
  Preferred dividends                                             3            3           11            11
                                                             -----------------------------------------------
      Net fixed charges                                          51           59          225           217
                                                             -----------------------------------------------
NET INCOME (LOSS)                                            $   78       $   72       $  161        $ (276)
                                                             ===============================================
AVERAGE COMMON SHARES OUTSTANDING                                85           80           83            80
                                                             ===============================================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE                     $  .92       $  .90       $ 1.95        $(3.45)
                                                             ===============================================
DIVIDENDS DECLARED PER COMMON SHARE                          $  .18       $  .12       $  .66        $  .48
                                                             ===============================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   CMS Energy Corporation
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)

                                                                 Three Months Ended       Twelve Months Ended
                                                                     March 31                 March 31
                                                                    1994         1993         1994          1993
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  78        $  72        $ 161         $(276)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation, depletion and lease amortization               108           95          353           340
        Nuclear decommissioning                                       12           14           53            51
        Debt discount amortization                                     9            9           36            19
        Deferred income taxes and investment tax credit               17           21           52          (178)
        Accretion expense (Note 2)                                     9            9           37             9
        Accretion income - abandoned Midland project                  (3)          (4)         (14)          (15)
        MCV power purchases - settlement (Note 2)                    (22)         (27)         (78)          (27)
        Loss on MCV power purchases - settlement (Note 2)              -            -            -           520
        Other                                                         (7)          (5)         (11)           (1)
        Changes in other assets and liabilities                      179          150          (60)           99
                                                                   ------ ------------------------- -------------
          Net cash provided by operating activities                  380          334          529           541
                                                                   ------ ------------------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                  (114)         (97)        (564)         (502)
  Investments in partnerships and unconsolidated subsidiaries        (23)           -         (131)          (12)
  Investments in nuclear decommissioning trust funds                 (12)         (14)         (53)          (51)
  Cost to retire property, net                                        (7)          (6)         (33)          (16)
  Deferred demand-side management costs                                -          (11)         (39)          (37)
  Sale of subsidiary                                                   -            -          (14)            -
  Other                                                                -            -           (5)           (2)
  Reduction of investments in MCV Bonds                                -            -          322            10
  Proceeds from sale of property                                       -            -            1            11
  Proceeds from Bechtel settlement                                     -            -            -            46
                                                                   ------ ------------------------- -------------
          Net cash used in investing activities                     (156)        (128)        (516)         (553)
                                                                   ------ ------------------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                                        193            -          193             -
  Proceeds from bank loans, notes and bonds                           39           53          662           645
  Issuance of common stock                                            13            -          145             -
  Decrease in notes payable, net                                    (259)        (194)         (21)         (517)
  Retirement of bonds (Note 7)                                      (109)         (51)        (703)          (63)
  Repayment of bank loans                                            (54)           -         (246)           (3)
  Payment of capital lease obligations                               (16)          (8)         (34)          (37)
  Payment of common stock dividends                                  (15)         (10)         (54)          (38)
  Retirement of common stock and preferred stock                      (1)           -           (4)            -
                                                                   ------ ------------------------- -------------
          Net cash used in financing activities                     (209)        (210)         (62)          (13)
                                                                   ------ ------------------------- -------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS        15           (4)         (49)          (25)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD              55          123          119           144
                                                                   ------ ------------------------- -------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $  70        $ 119        $  70         $ 119
                                                                   ====== ========================= =============

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   CMS Energy Corporation
                                                 Consolidated Balance Sheets
                                                                       March 31                    March 31
                                                                         1994      December 31       1993
                                                                     (Unaudited)       1993      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $5,407        $5,347        $5,091
  Gas                                                                    1,885         1,862         1,760
  Oil and gas properties (full-cost method)                                858           845           783
  Other                                                                    309           294           243
                                                                        ----------------------------------
                                                                         8,459         8,348         7,877
  Less accumulated depreciation, depletion and amortization              4,105         4,022         3,845
                                                                        ----------------------------------
                                                                         4,354         4,326         4,032
  Construction work-in-progress                                            248           257           286
                                                                        ----------------------------------
                                                                         4,602         4,583         4,318
                                                                        ----------------------------------
INVESTMENTS
  First Midland Limited Partnership (Note 2)                               214           213           209
  Independent power production                                             118           115            38
  Midland Cogeneration Venture Limited Partnership (Note 2)                 67            67            69
  Other                                                                     43            26            26
                                                                        ----------------------------------
                                                                           442           421           342
                                                                        ----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market (Note 2)                                      70            55           119
  Accounts receivable and accrued revenue, less
    allowances of $4, $4 and $4, respectively (Note 7)                     129           149           176
  Inventories at average cost
    Gas in underground storage                                              62           228            39
    Materials and supplies                                                  78            74            76
    Generating plant fuel stock                                             22            41            28
  Trunkline settlement (Note 3)                                             30            31            31
  Deferred income taxes                                                     13            17             -
  Investment in MCV Bonds                                                    -             -           322
  Prepayments and other                                                    169           188           154
                                                                        ----------------------------------
                                                                           573           783           945
                                                                        ----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                                  498           491           471
  Nuclear decommissioning trust funds (Note 4)                             179           165           125
  Abandoned Midland project (Note 3)                                       158           162           172
  Trunkline settlement (Note 3)                                             78            86           108
  Other                                                                    295           273           162
                                                                        ----------------------------------
                                                                         1,208         1,177         1,038
                                                                        ----------------------------------

TOTAL ASSETS                                                            $6,825        $6,964        $6,643
                                                                        ==================================





                                                                       March 31                    March 31
                                                                         1994      December 31       1993
                                                                     (Unaudited)       1993      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (Note 7)
  Common stockholders' equity                                           $1,042        $  966        $  789
  Preferred stock of subsidiary                                            356           163           163
  Long-term debt                                                         2,376         2,405         2,730
  Non-current portion of capital leases                                    122           115            90
                                                                        ----------------------------------
                                                                         3,896         3,649         3,772
                                                                        ----------------------------------




CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     284           368           132
  Accounts payable                                                         153           171           184
  Accounts payable - related parties                                        49            46            58
  Notes payable                                                              -           259            21
  Accrued taxes                                                            182           233           183
  MCV power purchases - settlement (Note 2)                                 82            82            81
  Accrued refunds                                                           33            28           101
  Accrued interest                                                          26            40            59
  Deferred income taxes                                                      -             -            32
  Other                                                                    172           189           166
                                                                        ----------------------------------
                                                                           981         1,416         1,017
                                                                        ----------------------------------




NON-CURRENT LIABILITIES
  Postretirement benefits                                                  557           540           518
  Deferred income taxes                                                    518           509           357
  MCV power purchases - settlement (Note 2)                                378           391           421
  Deferred investment tax credits                                          188           191           198
  Trunkline settlement (Note 3)                                             78            86           108
  Regulatory liabilities for income taxes, net                              13             6            67
  Other                                                                    216           176           185
                                                                        ----------------------------------
                                                                         1,948         1,899         1,854
                                                                        ----------------------------------



COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 4)



TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $6,825        $6,964        $6,643
                                                                        ==================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   CMS Energy Corporation
                                   Consolidated Statements of Common Stockholders' Equity
                                                         (Unaudited)


                                                                  Three Months Ended                Twelve Months Ended
                                                                       March 31                          March 31
                                                                  1994         1993                 1994          1993
                                                                                                           In Millions
COMMON STOCK
  At beginning and end of period                                $    1       $    1               $    1        $    1
                                                                -------------------- -------------------- -------------
OTHER PAID-IN CAPITAL
  At beginning of period                                         1,672        1,539                1,539         1,537
  Common stock reacquired                                           (1)           -                   (4)            -
  Common stock issued                                               13            -                  145             -
  Common stock reissued                                              -            -                    4             2
                                                                -------------------- -------------------- -------------
    At end of period                                             1,684        1,539                1,684         1,539
                                                                -------------------- -------------------- -------------
REVALUATION CAPITAL (Note 6)
  At beginning of period                                             -            -                    -             -
  SFAS 115 - unrealized gain, net of tax                             1            -                    1             -
                                                                -------------------- -------------------- -------------
    At end of period                                                 1            -                    1             -
                                                                -------------------- -------------------- -------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                                          (707)        (813)                (751)         (437)
  Net income (loss)                                                 78           72                  161          (276)
  Common stock dividends declared                                  (15)         (10)                 (54)          (38)
                                                                -------------------- -------------------- -------------
    At end of period                                              (644)        (751)                (644)         (751)
                                                                -------------------- -------------------- -------------

TOTAL COMMON STOCKHOLDERS' EQUITY                               $1,042       $  789               $1,042        $  789
                                                                ==================== ==================== =============

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                            CMS Energy Corporation
             Condensed Notes to Consolidated Financial Statements


These financial statements and their related condensed notes should be read along with the consolidated financial statements and notes contained in the 1993 Form 10-K of CMS Energy Corporation that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   Corporate Structure and Basis of Presentation

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

CMS Energy uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating revenue. For the three and 12 month periods ended March 31, 1994, equity earnings were $6 million and $17 million, respectively and $6 million for each of the three and 12 month periods ended March 31, 1993.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company for 15- and 20-year periods, respectively. At March 31, 1994, Consumers, through its subsidiaries, held the following assets related to the MCV:
1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership

Consumers' obligation to purchase contract capacity from the MCV
Partnership under the PPA follows:

                                                                1995 and
Year                           1992       1993      1994      thereafter
- ----                           ----      -----     -----      ----------
MW                              915      1,023     1,132           1,240

Prior to 1993, the MPSC only allowed Consumers to recover costs of power purchased from the MCV Partnership based on delivered energy for up to 840 MW at rates less than Consumers paid. In March 1993, the MPSC approved, with modifications, the Revised Settlement Proposal which had been co-sponsored by Consumers, the MPSC staff and 10 small power and cogeneration developers. These parties accepted the Settlement Order and the MCV Partnership confirmed that it did not object to the modifications. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals.

The Settlement Order determined the cost of power purchased from the MCV Partnership that Consumers can recover from its electric retail customers and significantly reduced the amount of future underrecoveries for these power costs. Effective January 1993, the Settlement Order allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity from the MCV Partnership.
Capacity and energy purchases from the MCV Partnership above the 915 MW level can be competitively bid into Consumers' next solicitation for power or, if necessary, utilized for current power needs with a prudency review and a pricing recovery determination in annual PSCR cases. In either instance, the MPSC would determine the levels of recovery from customers for the power purchased. The Settlement Order also provides Consumers the right to remarket the remaining capacity to third parties.

The PPA requires Consumers to pay to the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge based primarily on Consumers' average cost of coal consumed. Consumers is scheduling deliveries of energy from the MCV Partnership whenever it has energy available up to hourly availability limits, or "caps," for the 915 MW of capacity authorized for recovery in the Settlement Order. Consumers can recover an average 3.62 cents per kWh capacity charge and the prescribed energy charges associated with the scheduled deliveries within the caps, whether or not those deliveries are scheduled on an economic basis. Through December 1997, there is no cap applied during on-peak hours to Consumers' recovery for the purchase of capacity made available within the 915 MW authorized. Recovery for purchases during off-peak hours is capped at 82 percent in 1994 and 1995, 84 percent in 1996 and 1997, increasing to 88.7 percent in 1998 and thereafter at which time the 88.7 percent cap is applicable during all hours. For all economic energy deliveries above the caps to 915 MW, Consumers is allowed to recover 1/2 cent per kWh capacity payment in addition to the corresponding energy charge.

In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss included management's best estimates regarding the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. The after-tax expense for the time value of money for the loss is estimated to be approximately $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement loss was recorded in 1992, Consumers' continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries, including fixed energy charges, totaled $15 million for the first quarter of 1994. Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. However, if Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Consumers' estimates of its 1994 and future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are as follows:

                                                     After-tax, In Millions
                                      1994    1995    1996     1997    1998
- ---------------------------------------------------------------------------
Expected cash underrecoveries          $56     $65     $62      $61     $ 8

Possible additional underrecoveries
 and losses (a)                        $14     $20     $20      $22     $72
===========================================================================

(a) If unable to sell any capacity above the MPSC's authorized level

As of December 31, 1993, and March 31, 1994, the after-tax, present value of the Settlement Order liability totaled $307 million and $299 million, respectively. The reduction in the Settlement Order liability reflects after-tax cash underrecoveries related to capacity totaling $14 million, partially offset by after-tax accretion expense of $6 million.

The PPA, while requiring payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. In connection with the MPSC's approval of the Revised Settlement Proposal, Consumers and the MCV Partnership are engaged in arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership even though Consumers may not be recovering these costs. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. Although Consumers believes its position on arbitration is sound and intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration. As of March 31, 1994, approximately $22 million has been escrowed by Consumers and is included in Consumers' temporary cash investments. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer to facilitate the sale of its remaining $309 million investment in the MCV Bonds which was completed in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. In addition, CMS Holdings has filed a lawsuit in the circuit court of Jackson, Michigan, seeking reimbursement of approximately $8 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. CMS Energy and Consumers are unable to predict the outcome of these actions.

In May 1994, Consumers was notified by the MCV that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct.

PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. In March 1994, the MPSC issued an order in the PSCR reconciliation case for 1992 confirming Consumers' recovery for the purchase of 840 MW from the MCV in accordance with the MPSC plan case order and allowing recovery for the purchase of power above 840 MW based on replacement power costs.


3:   Rate Matters

Electric Rate Case

On May 10, 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Residential customers were assigned $40 million or 70 percent of the rate increase.

As finally revised, Consumers requested an electric rate increase of $118 million for 1994 and an incremental increase of $27 million in 1995. The MPSC's order did not provide Consumers with an additional rate increase in 1995, but does allow Consumers to file a separate rate increase request for 1995. The order also differed from Consumers' requested increase as it included a lower return on common equity, a lower level of working capital, provides for a lower equity ratio for Consumers' projected capital structure and reflects a $15 million decrease for lower property taxes due to a recent reduction in state tax rates; and $9 million for reduced demand-side management program expenditures and miscellaneous costs which will not be incurred. Consumers is studying the order and has 30 days from May 10, 1994, to file an appeal or request a rehearing with the MPSC regarding this order.

Abandoned Midland Project: In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In 1991, the MPSC issued orders permitting recovery of a portion of the plant and Consumers began collecting $35 million pretax annually for the next 10 years. Several parties, including the Attorney General, have filed claims of appeal with the Court of Appeals regarding MPSC orders issued in 1991 that specified the recovery of abandoned investment.

Electric Demand-side Management: As a result of settlement discussions regarding demand-side management and an MPSC order in 1991, Consumers agreed to spend $65 million over two years on demand-side management programs. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent. This adjustment, if implemented, would be applied to Consumers' retail electric tariff rates and be in effect for one year following reconciliation hearings with the MPSC during 1994. The estimated revenue effects of the potential adjustment range from an $11 million increase to a $22 million decrease. In March 1994, Consumers filed its demand-side management reconciliation case with the MPSC that requests a 1 percent increase on its return on common equity based on having achieved all of the agreed-upon objectives.

In October 1993, Consumers completed the customer participation portion of these programs. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that allowed Consumers to recover demand-side management expenditures which exceeded the $65 million level. The order also authorized Consumers to continue certain programs in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from its customers in accordance with an accounting order issued by the MPSC in September 1992. The unamortized balance of deferred costs at March 31, 1994, was $69 million.

PSCR Issues

Consumers began a planned refueling and maintenance outage at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. In addition, in mid-February 1994, Palisades was temporarily taken out of service to repair valve leakage and conduct other needed inspections and repairs. Recovery of replacement power costs incurred by Consumers during these outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues to determine the prudency of actions taken during the outages. Any finding of delay due to imprudence could result in disallowances of a portion of replacement power costs.
Net replacement power costs during the outages were approximately $180,000 per day above the cost of fuel incurred when the plant is operating. See
Note 4 for information regarding the NRC's review of Palisades' performance.

GCR Issues

The MPSC, in a February 1993 order, provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively.
In a related case, Consumers was not allowed to recover approximately $13 million of costs incurred prior to February 8, 1993. Consumers previously had accrued a loss sufficient for this issue. Future disallowances are not anticipated, unless the remaining appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. As part of the settlement, Consumers will not incur any transition costs from Trunkline as a result of FERC Order 636. In November 1992, Consumers had recorded a liability and regulatory asset for the principal amount of payments to Trunkline over a five-year period. In May 1993, the MPSC approved a separate settlement agreement that provides Consumers with full recovery of these costs over a five-year period. At March 31, 1994, Consumers' remaining liability and regulatory asset was $108 million.

Other

Certain of Consumers' direct gas suppliers have contract prices tied to the price Consumers pays Trunkline for its gas. In September 1993, Consumers commenced gas purchases from Trunkline under a continuation of prior sales agreements. The current contract covers gas deliveries through October 1994 and is at a reduced price compared to prior gas sales. Four domestic and four Canadian direct gas suppliers have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers and that their contracts are terminable after a 12-month period. Consumers disputed these claims and, in March 1994, reached a settlement with the four domestic suppliers regarding the price Consumers is required to pay for gas.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on Consumers' financial position or results of operations.



4:   Commitments and Contingencies

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

Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur clean-up costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of three plans for remedial investigation/feasibility studies submitted by Consumers and is currently reviewing the third.

The preliminary findings for the first remedial investigation/feasibility study completed by Consumers in the first quarter of 1994 indicated that the expenditures for remedial action at this site are likely to be minimal. However, Consumers did not believe that a single site was representative of all of the sites. Data available to Consumers and its continued internal studies have resulted in an estimate of remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. As of March 31, 1994, Consumers has accrued $40 million, representing the minimum amount in the range. Any significant change in estimating assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs will be recovered in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. The MPSC stated that the length of the period may be reviewed from time to time, but any revisions would be prospective.
The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs.

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

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. While Consumers believes that it is largely in compliance with the EPA's petition, it has agreed to a 10-year retirement period for equipment included in the EPA's request. Consumers does not anticipate any additional costs will be incurred as a result of this agreement.

In 1993, Consumers experienced increases in complaints relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. A complaint seeking certification as a class action suit was filed against Consumers in a local county circuit court in 1993. The complaint alleged the existence of a purported class that incurred damages of up to $1 billion, primarily to certain livestock owned by the purported class, as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit.
In April 1994, the plaintiffs in this action appealed the matter to the Court of Appeals. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits.

Palisades Plant

In April 1993, the NRC approved the design of the dry spent fuel storage casks now being used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the National Environmental Policy Act. As of mid-February 1994, the courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals relating to this matter are now pending at the U.S. Sixth Circuit Court of Appeals. Consumers loaded two dry storage casks with spent nuclear fuel in 1993 and expects to load additional casks in 1994 prior to Palisades' 1995 refueling. If Consumers is unable to continue to use the casks as planned, significant costs, including replacement power costs during any resulting plant shutdown, could be incurred. In March 1994, Consumers agreed to a request from the NRC to complete certain tests and analysis regarding Consumers' cask storage site at Palisades, including the effects of an earthquake on the surrounding soil and the support pad on which the casks are placed. These tests and analysis have been completed and conclude that the storage system is adequate. A summary of the results is being reviewed by the NRC staff. Consumers cannot predict the response of the NRC staff.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs (see Note 3). The results of an NRC review of Consumers' performance at Palisades published shortly thereafter showed a decline in performance ratings for the plant. Management believes that an increased emphasis on internal assessments will improve performance at Palisades. In order to provide NRC senior management with a more in-depth assessment of plant performance, the NRC has completed a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. Final results of the evaluation are expected to be available at the end of May 1994. The final outcome of this evaluation, including any increase in regulatory oversight or changes in operation and maintenance requirements at the plant beyond those already planned, cannot be predicted. Similar reviews conducted at nuclear plants of other utilities in recent years have in some cases resulted in increased regulatory oversight or required actions to improve plant conditions, resulting in increased capital expenditures.

Nuclear Decommissioning

Consumers collects estimated costs to decommission (decontamination and dismantlement) its two nuclear plants through a monthly surcharge to electric customers which currently totals approximately $45 million annually. Consumers currently estimates decommissioning costs of $208 million and $399 million, in 1993 dollars, for the Big Rock Point and Palisades nuclear plants, respectively. Amounts collected from electric retail customers and deposited in trusts and earnings on the trusts are estimated to accumulate approximately $425 million and $1.2 billion for decommissioning Big Rock and Palisades, respectively. The trust funds will be used for decommissioning Big Rock Point and Palisades at the end of their respective license periods in 2000 and 2007. Consumers believes the amounts being collected are adequate to meet its currently estimated decommissioning costs and current NRC requirements. Consumers expects to file updated decommissioning estimates with the MPSC on or before March 31, 1995. At March 31, 1994, Consumers had collected and deposited $179 million in trust for future decommissioning.

Capital Expenditures

CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries, demand-side management and new lease commitments, of $731 million for 1994, $742 million for 1995 and $691 million for 1996.

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


5:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended March 31 were:

                                               In Millions
                                 Three Months Ended   Twelve Months Ended
- --------------------------------------------------------------------------
                                    1994       1993        1994       1993
Cash transactions
  Interest paid (net of
   amounts capitalized)             $ 52       $ 64        $181       $223
  Income taxes paid
   (net of refunds)                    -         18          14         37

Non-cash transactions
  Nuclear fuel placed under
   capital lease                    $  2       $  1        $ 30       $  8
  Other assets placed under
   capital leases                      1         12          19         47
  Capital leases refinanced            -         42           -         42
  Assumption of debt                   -          -           -         15
==========================================================================


6:   Financial Instruments

On January 1, 1994, CMS Energy adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requiring accounting for investments in debt securities to be held to maturity at amortized cost; otherwise debt and marketable equity securities would be recorded at fair value, with any unrealized gains or losses included in earnings if the security is for trading purposes or as a separate component of stockholders' equity if the security is available for sale. CMS Energy has nuclear decommissioning and SERP trusts classified as available for sale securities with an amortized cost of $199 million and a fair market value of $200 million. An unrealized gain on available for sale securities of $1 million, net of taxes, is included in common stockholders' equity for three and 12 months ended March 31, 1994. CMS Energy also has certain equity investments classified as trading securities with a carrying cost of $12 million and a fair market value of $16 million. An unrealized gain on trading securities of $3 million, net of taxes, is included in other income for three and 12 months ended March 31, 1994.


7:   Capitalization and Other

CMS Energy

As of March 31, 1994, $48 million was outstanding under CMS Energy's Secured Credit Facility with a weighted average interest rate of 5.8 percent. In January 1994, CMS Energy filed a shelf registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. The net proceeds will be used to reduce the amount of Notes outstanding and for general corporate purposes. As of April 30, 1994, CMS Energy had issued approximately $2 million of GTNs with interest rates ranging from 6.75 to 7.50 percent.

Consumers

Debt

Consumers has authorization from the FERC to issue or guarantee up to $900 million of short-term debt through December 31, 1994. Consumers has a $470 million facility that is used to finance seasonal working capital requirements and unsecured, committed lines of credit aggregating $165 million. As of March 31, 1994, Consumers had no amounts outstanding under these facilities.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with appropriate state and federal law. In February 1994, Consumers redeemed two issues of first mortgage bonds totaling approximately $91 million. These redemptions completed Consumers' commitment to the MPSC, under the 1993 authorization to issue first mortgage bonds, to refinance certain long-term debt. Further, in March 1994, Consumers redeemed first mortgage bonds totaling $10 million.

Other

Consumers has an established $500 million trade receivables purchase and sale program. As of March 31, 1994, receivables sold under the agreement totaled $335 million as compared to $285 million at December 31, 1993. As of April 30, 1994, Consumers had reduced the level of receivables sold to $243 million.

In March 1994, Consumers issued and sold 8 million shares of Consumers' $2.08 Class A Preferred Stock (cumulative, without par value) with a stated annual dividend of 8.32 percent. Net proceeds to Consumers were approximately $194 million. The stock is redeemable at the option of Consumers, on or after April 1, 1999, at a redemption price of $25 per share plus accrued dividends.

As of December 31, 1992, Consumers effected a quasi-reorganization, an elective accounting procedure in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. This action had no effect on CMS Energy's consolidated financial statements. As a result of the quasi-reorganization and subsequent accumulated earnings, Consumers resumed paying common stock dividends in 1993, including $16 million in common stock dividends, attributable to 1993 earnings, during the first quarter of 1994. In April 1994, Consumers declared a $66 million common dividend, attributable to current year earnings, to be paid in May 1994.

In January 1994, Consumers amended its nuclear fuel lease to include fuel previously owned at Big Rock Point and further increased the maximum amount of nuclear fuel that could be leased to $80 million. As of March 31, 1994, approximately $67 million was under lease.

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

NOMECO

In November 1993, NOMECO amended the terms of its revolving credit agreement and increased the amount to $110 million. At March 31, 1994, $82 million of revolving credit debt was outstanding at a weighted average interest rate of 4.8 percent.

Enterprises

As of March 31, 1994, MOAPA had $22 million of Clark County, Nevada, tax-exempt bonds outstanding with an interest rate of 2.55 percent. These bonds are backed by a letter of credit and the reimbursement obligations thereunder are guaranteed by CMS Energy. CMS Generation has notified the trustee that it is management's current intent to redeem this debt by June 1, 1994; therefore the letter of credit will not be extended past the current expiration date. The trustee will arrange for the required notice of redemption to the bondholders. The bonds are included in current maturities on the balance sheet and will be redeemed with the funds held in a trust account. These funds are invested in certificates of deposits and included in other current assets. The bonds were issued in 1990 for the purpose of providing partial funding for the development of a proposed tires-to-energy solid waste disposal and resource recovery facility.

                            CMS Energy Corporation
                  Management's Discussion and Analysis (MD&A)


This MD&A should be read along with the MD&A in the 1993 Form 10-K of CMS
Energy.

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


Consolidated Earnings for the quarters ended March 31, 1994 and 1993

Consolidated net income totaled $78 million for the first quarter of 1994, compared to net income of $72 million for the corresponding first quarter of 1993. The increased net income reflects increased electric utility sales, gas utility deliveries and increased earnings from the growth of non-utility businesses.


Consolidated Earnings for the 12 months ended March 31, 1994 and 1993

Consolidated net income totaled $161 million for the 12 months ended March 31, 1994, compared to a net loss of $276 million for the 12 months ended March 31, 1993. The increased net income reflects the impact of the Settlement Order related to the cost recovery for power purchases from the MCV Partnership, the benefit of increased electric utility sales and gas deliveries, and additional earnings from the growth of non-utility businesses.


Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its principal subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities. CMS Energy's consolidated cash from operations was derived mainly from Consumers' sale and transportation of natural gas and its sale and transmission of electricity, and from NOMECO's sale of oil and natural gas. Consolidated cash from operations for the first three months of 1994 primarily reflects the benefits of Consumers' record-setting electric sales and significantly higher gas deliveries, due in large part to colder weather.

Financing Activities

As a result of the 1992 quasi-reorganization (see Note 7 of the Condensed Notes to the Consolidated Financial Statements), and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993, including $16 million in common stock dividends, attributable to 1993 earnings, during the first quarter of 1994. In April 1994, Consumers declared a $66 million common dividend, attributable to current year earnings, to be paid in May 1994.

In January 1994, CMS Energy filed a shelf registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. The net proceeds will be used to reduce the amount of Notes outstanding and for general corporate purposes. As of April 30, 1994, CMS Energy had issued approximately $2 million of GTNs with interest rates ranging from
6.75 to 7.50 percent.

During February and March 1994, Consumers continued to reduce its future interest charges by retiring approximately $101 million of high-cost first mortgage bonds. Also in March 1994, Consumers issued and sold 8 million shares of Class A preferred stock (cumulative, without par value) with a stated annual dividend rate of 8.32 percent. Net proceeds of $194 million from the sale are targeted for general corporate purposes, including debt retirement and improvements to Consumers' distribution systems.

Investing Activities

Capital expenditures (excluding assets placed under capital lease), deferred demand-side management costs and investments in unconsolidated subsidiaries totaled $137 million for the first quarter of 1994 as compared to $108 million for the first quarter of 1993. These amounts represent capital investments in CMS Energy's electric and gas utility segments and continued expansion of the non-utility business segments. CMS Energy's expenditures for the first quarter of 1994 for its utility and non-utility business segments were $83 million and $54 million, respectively.

Outlook

CMS Energy estimates that capital expenditures, including investments in unconsolidated subsidiaries, demand-side management and new lease commitments, will total approximately $2.2 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Additionally, CMS Energy will continue to evaluate capital markets in 1994 as a potential source of financing its subsidiaries' investing activities.

                                                              In Millions
Years Ended December 31                         1994       1995      1996
- -------------------------------------------------------------------------
Electric and gas utility                       $486       $513      $448
Oil and gas exploration and production          117         90       100
Independent power production                     90         99        98
Natural gas pipeline, storage and marketing      38         40        45
                                              --------------------------
                                               $731       $742      $691
========================================================================

Consumers' short-term sources of credit include unsecured, committed lines of credit totaling $165 million and a $470 million working capital facility. As of March 31, 1994, Consumers has no amounts outstanding under these facilities. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1994. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. As of March 31, 1994, receivables sold totaled $335 million as compared to $285 million at December 31, 1993. During April 1994, Consumers reduced the level of receivables sold to $243 million.


Electric Utility Operations

Comparative Results of Operations

Electric Pretax Operating Income for the quarters ended March 31, 1994 and 1993: During the first quarter of 1994, electric pretax operating income increased $7 million from the 1993 level. This increase primarily reflects higher electric system sales from both economic growth and the impact of colder weather on heating equipment. The increased sales growth is supported by Michigan's year-over-year improvement in employment and economic conditions. The increases related to economy and weather are partially offset by increased expenditures for system reliability improvements.

Electric Pretax Operating Income for the 12 months ended March 31, 1994 and 1993: The $121 million improvement in 1994 pretax operating income compared to 1993 primarily is the result of an increase of $112 million relating to the resolution of the recoverability of MCV power purchase costs under the PPA and increased electric system sales of $54 million, partially offset by higher costs related to system reliability improvements.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended March 31:
                                                               In Millions

                                                  Quarter        12 months
                                                    ended            ended
                                                  -------        ---------
                                                     1994             1994
                                                     Over             Over
                                                   (Under)          (Under)
                                                     1993             1993
- --------------------------------------------------------------------------
Sales growth                                         $ 11             $ 41
Weather                                                 3               13
Resolution of MCV power cost issues                     -              112
Other regulatory issues                                 -                5
O&M, general taxes and depreciation (a)                (7)             (50)
                                                      --------------------
    Total change                                     $  7             $121
==========================================================================

(a) Largely caused by Consumers' system reliability improvement program.

Electric Sales: Electric system sales during the first quarter of 1994 totaled 8.3 billion kWh, a 5.5 percent increase from 1993 levels. In 1994, residential and commercial sales increased 4.6 percent and 2.0 percent, respectively, while industrial sales increased 6.6 percent. Michigan's motor vehicle industry has benefited from General Motors' decisions to expand truck and car production in Michigan assembly plants. Electric system sales during the 12 months ended March 31, 1994 totaled
32.1 billion kWh, a 4.4 percent increase from 1993 levels. In 1994, residential and commercial sales increased 4.3 percent and 3.2 percent respectively, while industrial sales increased 6.5 percent. Growth in the industrial sector was the strongest in the auto-related segments of fabricated and primary-metals and transportation equipment.

The following table quantifies electric sales by customer type for the periods ended March 31:

Electric Sales                                                Millions of kWh

                                          Quarter ended       12 months ended
                                          1994     1993        1994      1993
- -----------------------------------------------------------------------------
Residential                              2,839    2,713      10,192     9,774
Commercial                               2,198    2,155       8,952     8,676
Industrial                               2,862    2,684      11,719    11,008
Sales for resale                           381      297       1,226     1,266
                                         ------------------------------------
  System sales (a)                       8,280    7,849      32,089    30,724
=============================================================================

(a) Excludes intersystem exchanges of power with other utilities through joint dispatching for the economic benefit of customers.

Power Costs: Power costs for the three-month period ending March 31, 1994 totaled $243 million, a $41 million increase from the corresponding 1993 period. This increase primarily reflects greater power purchases from outside sources to meet increased sales demand and to supplement decreased generation at Palisades due to an outage. Power costs for the 12-month period ending March 31, 1994 totaled $949 million, an $82 million increase from the corresponding 1993 period essentially for the same reasons as the quarter-over-quarter variance.

Electric Utility Rates

Power Purchases from the MCV Partnership: Consumers is obligated to purchase 1,132 MW in 1994 and 1,240 MW in 1995 and thereafter, of contract capacity from the MCV Partnership. In 1993, the MPSC issued the Settlement Order that allows Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with certain estimates by Consumers, and other factors required by the Settlement Order, resulted in Consumers recognizing an after-tax loss of $343 million for the present value of estimated future underrecoveries of power purchases from the MCV Partnership. Except for adjustments to reflect the time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals. Although the settlement loss was recorded in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $15 million for the first quarter of 1994, and are estimated to total $41 million for the remaining nine months of the year. Consumers estimates that its after-tax cash underrecoveries will total $56 million in 1994, increasing slightly for 1995 through 1997, and then decreasing to $8 million in 1998. Possible additional losses for the next five years if Consumers is unable to sell any capacity above the MPSC's authorized level could be $14 million in 1994, increasing slightly for 1995 through 1997, and then increasing to $72 million in 1998.

The PPA contains a "regulatory out" provision, permitting Consumers to reduce the fixed energy charges payable to the MCV Partnership if Consumers is not able to recover these amounts from its customers. Consumers and the MCV Partnership are currently engaged in arbitration to determine whether Consumers is entitled to exercise its rights under the regulatory out provision. Consumers is escrowing the fixed energy amounts in dispute until resolution of the arbitration is achieved.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. In addition, CMS Holdings has filed a lawsuit in a local circuit court seeking reimbursement of approximately $8 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. CMS Energy and Consumers are unable to predict the outcome of these actions.

In May 1994, Consumers was notified by the MCV that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct. For further information regarding power purchases from the MCV Partnership, see Note 2.

PSCR Issues: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. In mid-February 1994, Palisades was temporarily taken out of service to repair valve leakage and conduct other needed inspections and repairs. Recovery of replacement power costs and the prudency of actions taken during the outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues. For more information on the potential impact of the outages, see Note 3.

Electric Rate Case: On May 10, 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Consumers is studying the order and has 30 days from May 10, 1994, to file an appeal or request a rehearing with the MPSC regarding this order. For further information, see Note 3.

Electric Conservation Efforts

In 1993, Consumers completed the customer participation portion of several demand-side management programs designed to encourage the efficient use of energy. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on electric common equity may be adjusted for one year either upward by up to 1 percent or downward by up to 2 percent. In March 1994, Consumers filed its demand-side management reconciliation case with the MPSC that requests a 1 percent increase on its return on common equity based on having achieved all of the agreed-upon objectives. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that authorized Consumers to continue certain demand-side management programs at reduced levels. For further information, see Note 3.

Electric Capital Expenditures

CMS Energy estimates capital expenditures, including deferred demand-side management costs and new lease commitments, related to its electric utility operations of $324 million for 1994, $376 million for 1995 and $317 million for 1996.

Electric Environmental Matters

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

In 1990, the State of Michigan passed amendments to the Environmental Response Act, under which Consumers expects that it will ultimately incur costs at a number of sites, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions. Consumers believes costs incurred for both investigation and required remedial actions will be recovered in rates.

Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that Consumers' liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations. For further information regarding electric environmental matters, see Note 4.

Electric Outlook

A recent NRC review of Consumers' performance at Palisades showed a decline in performance. Management believes that an increased emphasis on internal assessments will improve performance at Palisades. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC has completed a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. Final results of the evaluation are expected to be available at the end of May 1994. The final outcome of this evaluation, including any increase in regulatory oversight or changes in operation and maintenance requirements at the plant beyond those already planned, cannot be predicted. Similar reviews conducted at nuclear plants of other utilities in recent years have in some cases resulted in increased regulatory oversight or required actions to improve plant conditions, resulting in increased capital expenditures.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks are now pending at the U.S. Sixth Circuit Court of Appeals. If Consumers is unable to continue to use the casks as planned, significant costs, including replacement power costs during any resulting plant shutdown, could be incurred. In March 1994, Consumers agreed to a request from the NRC to complete certain tests and analysis regarding Consumers' cask storage site, including the effects of an earthquake on the surrounding soil and the support pad on which the casks are placed. These tests and analysis have been completed and conclude that the storage system is adequate. A summary of the results is being reviewed by the NRC staff. Consumers cannot predict the response of the NRC staff.

Consumers has experienced recent increases in complaints relating primarily to the effect of so-called stray voltage on certain livestock.
A complaint seeking certification as a class action suit was filed in 1993 against Consumers alleging significant damages, primarily related to certain livestock. Consumers believes the allegations to be without merit and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit. This decision is being appealed by the plaintiffs and a number of individuals who would have been part of the class action have refiled their claims as separate lawsuits (see Note
4).

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives designed to compete with self-generation options. Although Consumers' electric rates are competitive with other regional utilities, Consumers has on file with the FERC two open access interconnection tariffs which could have the effect of increasing competition for wholesale customers. As part of its current electric rate case, Consumers has requested that the MPSC reduce the level of rate subsidization of residential customers by commercial and industrial customers so as to further improve rate competitiveness for its largest customers.

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. Rates to be used for the experiment have yet to be determined and a final MPSC order on the program is not expected until mid-1995. Consumers is continuing to study the MPSC order, but does not expect this experiment to have a material impact on its financial position or results of operations.


Gas Utility Operations

Comparative Results of Operations

Gas Pretax Operating Income for the quarters ended March 31, 1994 and 1993: During the first quarter of 1994 the record level cold temperatures during January and February resulted in gas pretax operating income increasing $11 million from the 1993 level. This increase reflects higher gas deliveries (both sales and transportation volumes), partially offset by higher costs related to system reliability improvements.

Gas Pretax Operating Income for the 12 months ended March 31, 1994 and 1993: The $37 million improvement in 1994 pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs.

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended March 31:

                                                               In Millions

                                                  Quarter        12 months
                                                    ended            ended
                                                  -------        ---------
                                                     1994             1994
                                                     Over             Over
                                                   (Under)          (Under)
                                                     1993             1993
- --------------------------------------------------------------------------
Sales growth                                          $ 2              $ 9
Weather                                                15               16
Regulatory recovery of gas cost                         -                7
O&M, general taxes and depreciation                    (6)               5
                                                       -------------------
                                                      $11              $37
==========================================================================

Gas Deliveries: Gas sales and gas transported during the first quarter of 1994 totaled 176.0 bcf, a 12.9 percent increase from 1993 levels due largely to record cold winter weather. For the 12 months ended March 31, 1994 gas sales and gas transported totaled 427.9 bcf, a 7.6 percent increase from the corresponding 1993 level.

The following table quantifies gas deliveries by customer type for the periods ended March 31:

Gas Deliveries                                                            Bcf

                                          Quarter ended       12 months ended
                                          1994     1993        1994      1993
- -----------------------------------------------------------------------------
Residential                               86.3     77.0       184.1     172.0
Commercial                                28.8     25.5        59.3      54.9
Industrial                                 7.2      6.2        14.9      13.6
Other                                       .1       .1          .2        .2
                                         ------------------------------------
  Gas sales                              122.4    108.8       258.5     240.7
Transportation deliveries                 25.3     23.0        72.8      68.4
Transportation for MCV                    20.3     17.7        76.0      62.9
Off-system transportation service          8.0      6.5        20.6      25.6
                                         ------------------------------------
    Total deliveries                     176.0    156.0       427.9     397.6
=============================================================================

Cost of Gas Sold: The cost of gas sold for the first quarter of 1994 increased $16 million from the 1993 level; while the increase comparing the 12 months ended March 31 periods is $12 million. These increases reflect higher growth and weather related sales volumes partially offset by lower costs per mcf. The lower costs per mcf are due to more favorable gas contracts with interstate suppliers, resulting from the impact of FERC Order 636, and the expiration of high cost contracts with certain Michigan gas producers.

Gas Utility Rates

Consumers currently plans to file a request in 1994 with the MPSC to, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, into its gas rates. The rate adjustment to be requested has not been determined. A final order should be received approximately nine to 12 months after the request is filed.

Certain of Consumers' direct gas suppliers have contract prices tied to the price Consumers pays Trunkline for its gas. The Trunkline contract covers gas deliveries through October 1994 and is at a price that was reduced in September 1993. Four domestic and four Canadian direct gas suppliers have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers and that their contracts are terminable after a 12-month period. Consumers disputed these claims and in March 1994, reached a settlement with the four domestic suppliers regarding the price Consumers is required to pay for gas.

In 1992, the FERC issued Order 636, which makes a number of significant changes to the structure of the services provided by interstate natural gas pipelines. This order was implemented during the 1993-94 winter heating season. Consumers is a significant purchaser of gas from an interstate pipeline (Trunkline) and is a major transportation customer of a number of pipelines. Management believes that Consumers will recover any transition costs it may incur and such restructuring will not have a significant impact on its financial position or results of operations.

In July 1993, Michigan Gas Storage submitted a notice of rate change with the FERC to revise its operation and maintenance expenses for 1993 and update plant costs to reflect the addition of approximately $27 million of new plant additions in 1993 and began collecting the revised rates subject to refund and a hearing in February 1994. Settlement conferences were held during the first quarter of 1994. In April 1994, Michigan Gas Storage filed with the FERC a stipulation and agreement in full settlement of this proceeding. Michigan Gas Storage believes the settlement is unopposed and that it will be approved by the FERC in mid-1994. For further information regarding gas utility rates, see Note 3.

Gas Capital Expenditures

CMS Energy estimates capital expenditures, including new lease commitments, related to its gas utility operations of $106 million for 1994, $100 million for 1995 and $94 million for 1996.

Gas Environmental Matters

Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur clean-up costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of three plans for remedial investigation/feasibility studies submitted by Consumers and is currently reviewing the third.

The preliminary findings for the first remedial investigation/feasibility study completed by Consumers in the first quarter of 1994 indicated that the expenditures for remedial action at this site are likely to be minimal. However, Consumers did not believe that a single site was representative of all of the sites. Data available to Consumers and its continued internal studies have resulted in an estimate of remedial action for all 23 sites of between $40 million and $120 million. These estimates are based on undiscounted 1994 costs. As of March 31, 1994, Consumers has accrued $40 million, representing the minimum amount in the range. Any significant change in estimating assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs will be recovered in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. The MPSC stated that the length of the period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs.


Oil and Gas Exploration and Production

Pretax Operating Income

Pretax operating income for three months ended March 31, 1994 decreased $2 million from the same period in 1993, primarily reflecting lower average market prices and volumes for oil, partially offset by higher average market prices for gas. Pretax operating income for the 12 months ended March 31, 1994 decreased $9 million from the 12 months ended March 31, 1993, reflecting lower average market prices for oil and $10 million of international write-offs for the 12 months ended March 31, 1994 compared to $4 million for the 12 months ended March 31, 1993, partially offset by higher gas and oil sales volumes and higher average market prices for gas. Gas and oil sales volumes increased 4 and 15 percent, respectively, and average market prices for gas increased 9 percent from the 12 months ended March 31, 1993 levels.

Capital Expenditures

Capital expenditures for the three months ended March 31, 1994 increased $10 million over three months ended March 31, 1993, primarily related to NOMECO's pipeline and road construction and development drilling in Ecuador. CMS Energy currently plans to invest $307 million over the next three years in its oil and gas exploration and production operations. These anticipated capital expenditures primarily reflect continued development of Ecuador oil and Michigan Antrim Shale gas and reserve acquisitions. International focus will remain on Latin America and the Pacific Rim region.


Independent Power Production

Pretax Operating Income

Pretax operating income for the three months ended March 31, 1994 decreased $1 million from 1993, reflecting increased operating costs, partially offset by additional equity earnings by the CMS Generation subsidiaries due to the addition of new electric generating capacity. Pretax operating income increased $9 million for the 12 months ended March 1994 as compared to the 12 months ended March 1993 reflecting improved equity earnings, the commencement in 1993 of a capacity bonus on delivered electric capacity and earnings from the addition of new electric generating capacity.

Capital Expenditures

CMS Energy continued expansion of its independent power production segment during the first quarter of 1994. In January, CMS Generation announced that S.T./CMS Electric Co. has a definitive agreement with the Tamil Nadu State Electric Board in India to supply 250 MW of electric capacity and energy from a lignite-fired plant to be built in Neyveli, India. Construction of the $420 million plant is scheduled to begin in 1994 with commercial operation scheduled in 1997. CMS Generation will be the project manager and plant operator and will hold a 40 percent ownership interest. CMS Generation expects to invest approximately $40 million in this project.

In March 1994, GPSLP, an unconsolidated affiliate of CMS Generation, obtained financing for the Genesee Power Station principally with the issuance and sale of $72 million of Michigan Strategic Fund Solid Waste Disposal Revenue Refunding Bonds (Genesee Power Station Project) Series 1994. CMS Generation has a 50 percent ownership interest in GPSLP. In April 1994, construction began on the 35 MW waste wood-fueled power plant near Flint, Michigan. Completion of the project is scheduled for Spring 1996 with an estimated cost of $94 million. CMS Generation expects to invest approximately $11 million in this project.

In May 1994, CMS Generation announced it had acquired a 25 percent ownership interest in a 235 MW mixed fuel independent power generation project to be built in Jegurupadu, Andhra Pradesh, India. CMS Generation will provide project management services and will be the operator of the plant. The Andhra Pradesh State Electric Board has signed a 30 year contract for the purchase of the plant's entire electric output. Construction of the natural gas and naptha-fueled combined-cycle project is expected to begin in late-1994, with completion scheduled by the end of 1996. The project is estimated to cost $265 million.

CMS Energy currently plans to invest $287 million relating to its independent power production operations over the next three years, primarily in domestic and international subsidiaries and partnerships.


Natural Gas Pipeline, Storage and Marketing

Pretax Operating Income

Pretax operating income increased $1 million for the three months and 12 months ended March 31, 1994 over the same periods for 1993, reflecting earnings growth from existing and new gas pipeline and storage projects.

Capital Expenditures

CMS Energy continued its expansion of its natural gas pipeline, storage and marketing segment during the first quarter of 1994. In the first quarter of 1994 CMS Gas Transmission acquired a 50 percent ownership interest in Moss Bluff Gas Storage Systems, an existing 5 bcf high deliverability salt cavern storage facility on the Gulf Coast of Texas for $18 million. CMS Gas Transmission has also agreed to develop an additional 4 bcf salt cavern at Moss Bluff which is expected to be in service by the beginning of the winter of 1995-1996. CMS Gas Transmission expects to invest approximately $18 million in this additional 4 bcf storage facility.

In April 1994, CMS Gas Transmission entered into an agreement in principle to develop a North American natural gas market center in southeastern Michigan. The Grands Lacs Market Center will provide a major exchange and storage point for natural gas buyers and sellers throughout the midwest and northeast United States and Canada.

CMS Energy currently plans to invest $123 million over the next three years relating to its non-utility gas operations, continuing to pursue development of natural gas storage, gas gathering and pipeline operations both domestically and internationally.


Other

Other Income: The $341 million improvement in Other Income when comparing the 12 months ended March 31, 1994 to the corresponding 1993 period reflects the impact of the Settlement Order related to power purchases from the MCV Partnership. The 12 months ended March 31, 1993 included a $343 million charge related to the Settlement Order.

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

                     (This page intentionally left blank)

                          ARTHUR ANDERSEN & CO.






                  Report of Independent Public Accountants




To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of Consumers Power Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, common stockholder's equity and cash flows for the year then ended (not presented herein), and, in our report dated January 28, 1994, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        Arthur Andersen & Co.

Detroit, Michigan,
May 10, 1994.

                                                   Consumers Power Company
                                              Consolidated Statements of Income
                                                         (Unaudited)

                                                            Three Months Ended     Twelve Months Ended
                                                                 March 31                 March 31
                                                              1994      1993           1994      1993
                                                                                           In Millions
OPERATING REVENUE
  Electric                                                  $  545    $  490         $2,132    $1,874
  Gas                                                          528       495          1,194     1,151
  Other                                                          1         3              4         3
                                                            ------------------------------------------
      Total operating revenue                                1,074       988          3,330     3,028
                                                            ------------------------------------------

OPERATING EXPENSES AND TAXES
  Operation
    Fuel for electric generation                                79        70            303       295
    Purchased power - related parties                          122       107            481       464
    Purchased and interchange power                             42        25            165       108
    Cost of gas sold                                           334       318            695       683
    Other                                                      127       119            523       499
                                                            ------------------------------------------
      Total operation                                          704       639          2,167     2,049
  Maintenance                                                   43        44            202       197
  Depreciation, depletion and amortization                      95        91            320       309
  General taxes                                                 60        58            189       181
                                                            ------------------------------------------
      Total operating expenses                                 902       832          2,878     2,736
                                                            ------------------------------------------

PRETAX OPERATING INCOME
  Electric                                                      88        81            293       172
  Gas                                                           84        72            158       120
  Other                                                          -         3              1         -
                                                            ------------------------------------------
      Total pretax operating income                            172       156            452       292
                                                            ------------------------------------------

INCOME TAXES                                                    53        45            124        66
                                                            ------------------------------------------

NET OPERATING INCOME                                           119       111            328       226
                                                            ------------------------------------------

OTHER INCOME (DEDUCTIONS)
  Dividends from affiliates                                      4         4             16        16
  Accretion income                                               3         4             14        15
  Accretion expense (Note 2)                                    (9)       (9)           (37)       (9)
  MCV Bond income                                                -         8             24        34
  Loss on MCV power purchases - settlement (Note 2)              -         -              -      (520)
  Other income taxes, net                                        5         5             24       183
  Other, net                                                     -        (2)             3       (10)
                                                            ------------------------------------------
      Total other income (deductions)                            3        10             44      (291)
                                                            ------------------------------------------

INTEREST CHARGES
  Interest on long-term debt                                    34        38            149       150
  Other interest                                                 3         5             20        14
  Capitalized interest                                           -         -             (2)       (1)
                                                            ------------------------------------------
      Net interest charges                                      37        43            167       163
                                                            ------------------------------------------

Net Income (Loss)                                               85        78            205      (228)

Preferred Stock Dividends                                        3         3             11        11
                                                            ------------------------------------------

NET INCOME (LOSS) AFTER DIVIDENDS ON PREFERRED STOCK        $   82    $   75         $  194    $ (239)
                                                            ==========================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   Consumers Power Company
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                                   Three Months Ended       Twelve Months Ended
                                                                        March 31                  March 31
                                                                    1994         1993         1994          1993
                                                                   ------       ------       ------        ------
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  85        $  78        $ 205         $(228)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation, depletion and amortization                      98           86          304           301
        Nuclear decommissioning                                       12           14           53            51
        Deferred income taxes and investment tax credit               15           15           49          (179)
        Accretion expense (Note 2)                                     9            9           37             9
        Accretion income - abandoned Midland project                  (3)          (4)         (14)          (15)
        MCV power purchases - settlement (Note 2)                    (22)         (27)         (78)          (27)
        Loss on MCV power purchases - settlement (Note 2)              -            -            -           520
        Other                                                         (1)          (3)          (2)           (7)
        Changes in other assets and liabilities                      174          154         (106)          133
                                                                   ------       ------       ------        ------
          Net cash provided by operating activities                  367          322          448           558
                                                                   ------       ------       ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                   (83)         (81)        (453)         (435)
  Investments in nuclear decommissioning trust funds                 (12)         (14)         (53)          (51)
  Deferred demand-side management costs                                -          (11)         (39)          (37)
  Cost to retire property, net                                        (7)          (6)         (33)          (16)
  Sale of subsidiary                                                   -            -          (14)            -
  Other                                                                2            -            1            (1)
  Proceeds from Midland-related assets                                 -            -          322            10
  Proceeds from sale of property                                       -            -            1            11
  Proceeds from loan to affiliate                                      -            -            -            50
  Proceeds from Bechtel settlement                                     -            -            -            46
                                                                   ------       ------       ------        ------
          Net cash used in investing activities                     (100)        (112)        (268)         (423)
                                                                   ------       ------       ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable, net                                    (259)        (195)         (20)         (105)
  Retirement of bonds (Note 7)                                      (100)         (46)        (694)          (58)
  Repayment of bank loans                                            (47)           -          (78)            -
  Payment of common stock dividends                                  (16)           -         (149)            -
  Payment of capital lease obligations                               (15)          (8)         (32)          (36)
  Retirement of other long-term debt                                  (7)           -           (8)            -
  Payment of preferred stock dividends                                (6)          (3)         (14)          (11)
  Proceeds from preferred stock                                      193            -          193             -
  Proceeds from bonds and bank loans                                   -            -          644            60
                                                                   ------       ------       ------        ------
          Net cash used in financing activities                     (257)        (252)        (158)         (150)
                                                                   ------       ------       ------        ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS        10          (42)          22           (15)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD              40           70           28            43
                                                                   ------       ------       ------        ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $  50        $  28        $  50         $  28
                                                                   ======       ======       ======        ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                     Consumers Power Company
                                                   Consolidated Balance Sheets
                                                                      March 31                    March 31
                                                                        1994      December 31       1993
                                                                    (Unaudited)       1993      (Unaudited)
                                                                                                In Millions
                                                 ASSETS


    PLANT (At original cost)
      Electric                                                         $5,407        $5,347        $5,091
      Gas                                                               1,849         1,837         1,739
      Other                                                               265           253           216
                                                                       -----------------------------------
                                                                        7,521         7,437         7,046
      Less accumulated depreciation, depletion and amortization         3,631         3,550         3,409
                                                                       -----------------------------------
                                                                        3,890         3,887         3,637
      Construction work-in-progress                                       248           248           285
                                                                       -----------------------------------
                                                                        4,138         4,135         3,922
                                                                       -----------------------------------
    INVESTMENTS
      Stock of affiliates (Note 6)                                        314           291           291
      First Midland Limited Partnership (Note 2)                          214           213           209
      Midland Cogeneration Venture Limited Partnership (Note 2)            67            67            69
      Other                                                                 7             6             7
                                                                       -----------------------------------
                                                                          602           577           576
                                                                       -----------------------------------
    CURRENT ASSETS
      Cash and temporary cash investments at cost,
        which approximates market (Note 2)                                 50            40            28
      Accounts receivable and accrued revenue, less
        allowances of $4, $4 and $4, respectively (Note 7)                 87           110           130
      Acounts receivable - related parties                                  9            12             9
      Inventories at average cost
        Gas in underground storage                                         62           228            39
        Materials and supplies                                             77            73            76
        Generating plant fuel stock                                        22            41            28
      Trunkline settlement (Note 3)                                        30            31            31
      Postretirement benefits                                              25            25            25
      Deferred income taxes                                                15            17             -
      Investment in MCV Bonds                                               -             -           322
      Prepayments and other                                               104           149           116
                                                                       -----------------------------------
                                                                          481           726           804
                                                                       -----------------------------------
    NON-CURRENT ASSETS
      Postretirement benefits                                             492           485           466
      Nuclear decommissioning trust funds (Note 4)                        179           165           125
      Abandoned Midland Project (Note 3)                                  158           162           172
      Trunkline settlement (Note 3)                                        78            86           108
      Other                                                               252           215           164
                                                                       -----------------------------------
                                                                        1,159         1,113         1,035
                                                                       -----------------------------------
    TOTAL ASSETS                                                       $6,380        $6,551        $6,337
                                                                       ===================================



                                                                     March 31                    March 31
                                                                       1994      December 31       1993
                                                                    (Unaudited)       1993      (Unaudited)
                                                                                                In Millions
                         STOCKHOLDERS' INVESTMENT AND LIABILITIES


    CAPITALIZATION
      Common stockholder's equity
        Common stock                                                   $  841        $  841        $  841
        Paid-in-capital                                                   391           391           391
        Revaluation capital (Note 6)                                       15             -             -
        Retained earnings since December 31, 1992                         120            54            75
                                                                       -----------------------------------
                                                                        1,367         1,286         1,307
      Preferred stock (Note 7)                                            356           163           163
      Long-term debt (Note 7)                                           1,793         1,839         2,031
      Non-current portion of capital leases                               114           106            81
                                                                       -----------------------------------
                                                                        3,630         3,394         3,582
                                                                       -----------------------------------
    CURRENT LIABILITIES
      Current portion of long - term debt and capital leases              249           355           120
      Accounts payable                                                    128           148           158
      Accounts payable-related parties                                     51            49            59
      Notes payable                                                         -           259            20
      Accrued taxes                                                       125           171           152
      MCV power purchases - settlement (Note 2)                            82            82            81
      Accrued refunds                                                      33            28           101
      Accrued interest                                                     25            39            56
      Deferred income taxes                                                 -             -            31
      Other                                                               163           183           164
                                                                       -----------------------------------
                                                                          856         1,314           942
                                                                       -----------------------------------
    NONCURRENT LIABILITIES
      Postretirement benefits                                             540           527           507
      Deferred income taxes                                               501           485           334
      MCV power purchases - settlement (Note 2)                           378           391           421
      Deferred investment tax credit                                      187           190           196
      Trunkline settlement (Note 3)                                        78            86           108
      Regulatory liabilities for income taxes, net                         13             6            67
      Other (Note 4)                                                      197           158           180
                                                                       -----------------------------------
                                                                        1,894         1,843         1,813
                                                                       -----------------------------------
    COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 4)


    TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,380        $6,551        $6,337
                                                                       ===================================

    THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   Consumers Power Company
                                   Consolidated Statements of Common Stockholder's Equity
                                                         (Unaudited)

                                                             Three Months Ended               Twelve Months Ended
                                                                  March 31                          March 31
                                                               1994       1993                 1994         1993
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period                             $  841     $  841               $  841       $  841
                                                             -------    -------              -------      -------

OTHER PAID-IN CAPITAL
  At beginning of period                                        391        391                  391          965
  Quasi-reorganization (Note 7)                                   -          -                    -         (574)
                                                             -------    -------              -------      -------
    At end of period                                            391        391                  391          391
                                                             -------    -------              -------      -------

REVALUATION CAPITAL (Note 6)
  At beginning of period                                          -          -                    -            -
  Implementation of SFAS 115 - January 1, 1994                   20          -                   20            -
  Change in unrealized loss, net of tax                          (5)         -                   (5)           -
                                                             -------    -------              -------      -------
    At end of period                                             15          -                   15            -
                                                             -------    -------              -------      -------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                         54          -                   75         (260)
  Net income (loss)                                              85         78                  205         (228)
  Common stock dividends declared                               (16)         -                 (149)           -
  Preferred stock dividends declared                             (3)        (3)                 (11)         (11)
  Quasi-reorganization (Note 7)                                   -          -                    -          574
                                                             -------    -------              -------      -------
    At end of period                                            120         75                  120           75
                                                             -------    -------              -------      -------

TOTAL COMMON STOCKHOLDER'S EQUITY                            $1,367     $1,307               $1,367       $1,307
                                                             =======    =======              =======      =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                            Consumers Power Company
             Condensed Notes to Consolidated Financial Statements


These financial statements and their related condensed notes should be read along with the consolidated financial statements and notes contained in the 1993 Form 10-K of Consumers Power Company that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   Corporate Structure

Consumers is a combination electric and gas utility company serving most of the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company for 15- and 20-year periods, respectively. At March 31, 1994, Consumers, through its subsidiaries, held the following assets related to the MCV:
1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership

Consumers' obligation to purchase contract capacity from the MCV
Partnership under the PPA follows:

                                                                1995 and
Year                           1992       1993      1994      thereafter
- ----                           ----      -----     -----      ----------
MW                              915      1,023     1,132           1,240

Prior to 1993, the MPSC only allowed Consumers to recover costs of power purchased from the MCV Partnership based on delivered energy for up to 840 MW at rates less than Consumers paid. In March 1993, the MPSC approved, with modifications, the Revised Settlement Proposal which had been co-sponsored by Consumers, the MPSC staff and 10 small power and cogeneration developers. These parties accepted the Settlement Order and the MCV Partnership confirmed that it did not object to the modifications. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals.

The Settlement Order determined the cost of power purchased from the MCV Partnership that Consumers can recover from its electric retail customers and significantly reduced the amount of future underrecoveries for these power costs. Effective January 1993, the Settlement Order allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity from the MCV Partnership.
Capacity and energy purchases from the MCV Partnership above the 915 MW level can be competitively bid into Consumers' next solicitation for power or, if necessary, utilized for current power needs with a prudency review and a pricing recovery determination in annual PSCR cases. In either instance, the MPSC would determine the levels of recovery from customers for the power purchased. The Settlement Order also provides Consumers the right to remarket the remaining capacity to third parties.

The PPA requires Consumers to pay to the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge based primarily on Consumers' average cost of coal consumed. Consumers is scheduling deliveries of energy from the MCV Partnership whenever it has energy available up to hourly availability limits, or "caps," for the 915 MW of capacity authorized for recovery in the Settlement Order. Consumers can recover an average 3.62 cents per kWh capacity charge and the prescribed energy charges associated with the scheduled deliveries within the caps, whether or not those deliveries are scheduled on an economic basis. Through December 1997, there is no cap applied during on-peak hours to Consumers' recovery for the purchase of capacity made available within the 915 MW authorized. Recovery for purchases during off-peak hours is capped at 82 percent in 1994 and 1995, 84 percent in 1996 and 1997, increasing to 88.7 percent in 1998 and thereafter at which time the 88.7 percent cap is applicable during all hours. For all economic energy deliveries above the caps to 915 MW, Consumers is allowed to recover 1/2 cent per kWh capacity payment in addition to the corresponding energy charge.

In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss included management's best estimates regarding the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. The after-tax expense for the time value of money for the loss is estimated to be approximately $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement loss was recorded in 1992, Consumers' continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries, including fixed energy charges, totaled $15 million for the first quarter of 1994. Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. However, if Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Consumers' estimates of its 1994 and future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are as follows:

                                                     After-tax, In Millions
                                      1994    1995    1996     1997    1998
- ---------------------------------------------------------------------------
Expected cash underrecoveries          $56     $65     $62      $61     $ 8

Possible additional underrecoveries
 and losses (a)                        $14     $20     $20      $22     $72
===========================================================================

(a) If unable to sell any capacity above the MPSC's authorized level

As of December 31, 1993, and March 31, 1994, the after-tax, present value of the Settlement Order liability totaled $307 million and $299 million, respectively. The reduction in the Settlement Order liability reflects after-tax cash underrecoveries related to capacity totaling $14 million, partially offset by after-tax accretion expense of $6 million.

The PPA, while requiring payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. In connection with the MPSC's approval of the Revised Settlement Proposal, Consumers and the MCV Partnership are engaged in arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership even though Consumers may not be recovering these costs. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. Although Consumers believes its position on arbitration is sound and intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration. As of March 31, 1994, approximately $22 million has been escrowed by Consumers and is included in Consumers' temporary cash investments. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer to facilitate the sale of its remaining $309 million investment in the MCV Bonds which was completed in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. In addition, CMS Holdings has filed a lawsuit in the circuit court of Jackson, Michigan, seeking reimbursement of approximately $8 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. CMS Energy and Consumers are unable to predict the outcome of these actions.

In May 1994, Consumers was notified by the MCV that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct.

PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. In March 1994, the MPSC issued an order in the PSCR reconciliation case for 1992 confirming Consumers' recovery for the purchase of 840 MW from the MCV in accordance with the MPSC plan case order and allowing recovery for the purchase of power above 840 MW based on replacement power costs.


3:   Rate Matters

Electric Rate Case

On May 10, 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Residential customers were assigned $40 million or 70 percent of the rate increase.

As finally revised, Consumers requested an electric rate increase of $118 million for 1994 and an incremental increase of $27 million in 1995. The MPSC's order did not provide Consumers with an additional rate increase in 1995, but does allow Consumers to file a separate rate increase request for 1995. The order also differed from Consumers' requested increase as it included a lower return on common equity, a lower level of working capital, provides for a lower equity ratio for Consumers' projected capital structure and reflects a $15 million decrease for lower property taxes due to a recent reduction in state tax rates; and $9 million for reduced demand-side management program expenditures and miscellaneous costs which will not be incurred. Consumers is studying the order and has 30 days from May 10, 1994, to file an appeal or request a rehearing with the MPSC regarding this order.

Abandoned Midland Project: In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In 1991, the MPSC issued orders permitting recovery of a portion of the plant and Consumers began collecting $35 million pretax annually for the next 10 years. Several parties, including the Attorney General, have filed claims of appeal with the Court of Appeals regarding MPSC orders issued in 1991 that specified the recovery of abandoned investment.

Electric Demand-side Management: As a result of settlement discussions regarding demand-side management and an MPSC order in 1991, Consumers agreed to spend $65 million over two years on demand-side management programs. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent. This adjustment, if implemented, would be applied to Consumers' retail electric tariff rates and be in effect for one year following reconciliation hearings with the MPSC during 1994. The estimated revenue effects of the potential adjustment range from an $11 million increase to a $22 million decrease. In March 1994, Consumers filed its demand-side management reconciliation case with the MPSC that requests a 1 percent increase on its return on common equity based on having achieved all of the agreed-upon objectives.

In October 1993, Consumers completed the customer participation portion of these programs. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that allowed Consumers to recover demand-side management expenditures which exceeded the $65 million level. The order also authorized Consumers to continue certain programs in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from its customers in accordance with an accounting order issued by the MPSC in September 1992. The unamortized balance of deferred costs at March 31, 1994, was $69 million.

PSCR Issues

Consumers began a planned refueling and maintenance outage at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. In addition, in mid-February 1994, Palisades was temporarily taken out of service to repair valve leakage and conduct other needed inspections and repairs. Recovery of replacement power costs incurred by Consumers during these outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues to determine the prudency of actions taken during the outages. Any finding of delay due to imprudence could result in disallowances of a portion of replacement power costs.
Net replacement power costs during the outages were approximately $180,000 per day above the cost of fuel incurred when the plant is operating. See
Note 4 for information regarding the NRC's review of Palisades' performance.

GCR Issues

The MPSC, in a February 1993 order, provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively.
In a related case, Consumers was not allowed to recover approximately $13 million of costs incurred prior to February 8, 1993. Consumers previously had accrued a loss sufficient for this issue. Future disallowances are not anticipated, unless the remaining appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. As part of the settlement, Consumers will not incur any transition costs from Trunkline as a result of FERC Order 636. In November 1992, Consumers had recorded a liability and regulatory asset for the principal amount of payments to Trunkline over a five-year period. In May 1993, the MPSC approved a separate settlement agreement that provides Consumers with full recovery of these costs over a five-year period. At March 31, 1994, Consumers' remaining liability and regulatory asset was $108 million.

Other

Certain of Consumers' direct gas suppliers have contract prices tied to the price Consumers pays Trunkline for its gas. In September 1993, Consumers commenced gas purchases from Trunkline under a continuation of prior sales agreements. The current contract covers gas deliveries through October 1994 and is at a reduced price compared to prior gas sales. Four domestic and four Canadian direct gas suppliers have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers and that their contracts are terminable after a 12-month period. Consumers disputed these claims and, in March 1994, reached a settlement with the four domestic suppliers regarding the price Consumers is required to pay for gas.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on Consumers' financial position or results of operations.



4:   Commitments and Contingencies

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

Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur clean-up costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of three plans for remedial investigation/feasibility studies submitted by Consumers and is currently reviewing the third.

The preliminary findings for the first remedial investigation/feasibility study completed by Consumers in the first quarter of 1994 indicated that the expenditures for remedial action at this site are likely to be minimal. However, Consumers did not believe that a single site was representative of all of the sites. Data available to Consumers and its continued internal studies have resulted in an estimate of remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. As of March 31, 1994, Consumers has accrued $40 million, representing the minimum amount in the range. Any significant change in estimating assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs will be recovered in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. The MPSC stated that the length of the period may be reviewed from time to time, but any revisions would be prospective.
The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs.

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

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. While Consumers believes that it is largely in compliance with the EPA's petition, it has agreed to a 10-year retirement period for equipment included in the EPA's request. Consumers does not anticipate any additional costs will be incurred as a result of this agreement.

In 1993, Consumers experienced increases in complaints relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. A complaint seeking certification as a class action suit was filed against Consumers in a local county circuit court in 1993. The complaint alleged the existence of a purported class that incurred damages of up to $1 billion, primarily to certain livestock owned by the purported class, as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit.
In April 1994, the plaintiffs in this action appealed the matter to the Court of Appeals. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits.

Palisades Plant

In April 1993, the NRC approved the design of the dry spent fuel storage casks now being used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the National Environmental Policy Act. As of mid-February 1994, the courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals relating to this matter are now pending at the U.S. Sixth Circuit Court of Appeals. Consumers loaded two dry storage casks with spent nuclear fuel in 1993 and expects to load additional casks in 1994 prior to Palisades' 1995 refueling. If Consumers is unable to continue to use the casks as planned, significant costs, including replacement power costs during any resulting plant shutdown, could be incurred. In March 1994, Consumers agreed to a request from the NRC to complete certain tests and analysis regarding Consumers' cask storage site at Palisades, including the effects of an earthquake on the surrounding soil and the support pad on which the casks are placed. These tests and analysis have been completed and conclude that the storage system is adequate. A summary of the results is being reviewed by the NRC staff. Consumers cannot predict the response of the NRC staff.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs (see Note 3). The results of an NRC review of Consumers' performance at Palisades published shortly thereafter showed a decline in performance ratings for the plant. Management believes that an increased emphasis on internal assessments will improve performance at Palisades. In order to provide NRC senior management with a more in-depth assessment of plant performance, the NRC has completed a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. Final results of the evaluation are expected to be available at the end of May 1994. The final outcome of this evaluation, including any increase in regulatory oversight or changes in operation and maintenance requirements at the plant beyond those already planned, cannot be predicted. Similar reviews conducted at nuclear plants of other utilities in recent years have in some cases resulted in increased regulatory oversight or required actions to improve plant conditions, resulting in increased capital expenditures.

Nuclear Decommissioning

Consumers collects estimated costs to decommission (decontamination and dismantlement) its two nuclear plants through a monthly surcharge to electric customers which currently totals approximately $45 million annually. Consumers currently estimates decommissioning costs of $208 million and $399 million, in 1993 dollars, for the Big Rock Point and Palisades nuclear plants, respectively. Amounts collected from electric retail customers and deposited in trusts and earnings on the trusts are estimated to accumulate approximately $425 million and $1.2 billion for decommissioning Big Rock and Palisades, respectively. The trust funds will be used for decommissioning Big Rock Point and Palisades at the end of their respective license periods in 2000 and 2007. Consumers believes the amounts being collected are adequate to meet its currently estimated decommissioning costs and current NRC requirements. Consumers expects to file updated decommissioning estimates with the MPSC on or before March 31, 1995. At March 31, 1994, Consumers had collected and deposited $179 million in trust for future decommissioning.

Capital Expenditures

Consumers estimates capital expenditures, including demand-side management and new lease commitments, of $486 million for 1994, $513 million for 1995 and $448 million for 1996.

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


5:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended March 31 were:

                                               In Millions
                                 Three Months Ended   Twelve Months Ended
- --------------------------------------------------------------------------
                                    1994       1993        1994       1993
Cash transactions
  Interest paid (net of
   amounts capitalized)             $ 49       $ 34        $192       $173
  Income taxes paid
   (net of refunds)                    3         30          63         11

Non-cash transactions
  Nuclear fuel placed under
   capital lease                    $  2       $  1        $ 30       $  8
  Other assets placed under
   capital leases                      1         12          19         47
  Capital leases refinanced            -         42           -         42
  Assumption of debt                   -          -           -         15
==========================================================================


6:   Financial Instruments

On January 1, 1994, Consumers adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requiring accounting for investments in debt securities to be held to maturity at amortized cost; otherwise debt and marketable equity securities would be recorded at fair value, with any unrealized gains or losses included in earnings if the security is for trading purposes or as a separate component of stockholders' equity if the security is available for sale. The implementation resulted in an increase in assets of $30 million with a corresponding increase in stockholders' equity of $20 million, net of tax. The amortized costs, fair values and gross unrealized gains for available for sale securities at March 31, 1994, are as follows:

                                                                 In Millions
                                                                       Gross
                                          Amortized         Fair  Unrealized
Available for sale securities                  Cost        Value        Gain
- ----------------------------------------------------------------------------
Common stock of CMS Energy                     $ 42         $ 65        $ 23
Nuclear decommissioning and SERP trusts         192          193           1
============================================================================

In addition, Consumers has an investment of $250 million in 10 shares of Enterprises' preferred stock classified as held to maturity. Beginning in 1997, two shares of these securities are required to be redeemed each year at a redemption price of $25 million per share.


7:   Capitalization and Other

Debt

Consumers has authorization from the FERC to issue or guarantee up to $900 million of short-term debt through December 31, 1994. Consumers has a $470 million facility that is used to finance seasonal working capital requirements and unsecured, committed lines of credit aggregating $165 million. As of March 31, 1994, Consumers had no amounts outstanding under these facilities.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with appropriate state and federal law. In February 1994, Consumers redeemed two issues of first mortgage bonds totaling approximately $91 million. These redemptions completed Consumers' commitment to the MPSC, under the 1993 authorization to issue first mortgage bonds, to refinance certain long-term debt. Further, in March 1994, Consumers redeemed first mortgage bonds totaling $10 million.

Other

Consumers has an established $500 million trade receivables purchase and sale program. As of March 31, 1994, receivables sold under the agreement totaled $335 million as compared to $285 million at December 31, 1993. As of April 30, 1994, Consumers had reduced the level of receivables sold to $243 million.

In March 1994, Consumers issued and sold 8 million shares of Consumers' $2.08 Class A Preferred Stock (cumulative, without par value) with a stated annual dividend of 8.32 percent. Net proceeds to Consumers were approximately $194 million. The stock is redeemable at the option of Consumers, on or after April 1, 1999, at a redemption price of $25 per share plus accrued dividends.

As of December 31, 1992, Consumers effected a quasi-reorganization, an elective accounting procedure in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. The fair values of Consumers' assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying values and no material adjustments to the historical bases were made.
This action was approved by Consumers' Board of Directors and did not require shareholder approval. As a result of the quasi-reorganization and subsequent accumulated earnings, Consumers resumed paying common stock dividends in 1993, including $16 million in common stock dividends, attributable to 1993 earnings, during the first quarter of 1994. In April 1994, Consumers declared a $66 million common dividend, attributable to current year earnings, to be paid in May 1994.

In January 1994, Consumers amended its nuclear fuel lease to include fuel previously owned at Big Rock Point and further increased the maximum amount of nuclear fuel that could be leased to $80 million. As of March 31, 1994, approximately $67 million was under lease.

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

                            Consumers Power Company
                  Management's Discussion and Analysis (MD&A)


This MD&A should be read along with the MD&A in the 1993 Form 10-K of Consumers.

Consumers is a combination electric and gas utility company serving most of the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry.


Consolidated Earnings for the quarters ended March 31, 1994 and 1993

Consolidated net income after dividends on preferred stock totaled $82 million for the first quarter of 1994, compared to net income of $75 million for the corresponding first quarter of 1993. The increased net income reflects increased electric sales and gas deliveries.


Consolidated Earnings for the 12 months ended March 31, 1994 and 1993

Consolidated net income after dividends on preferred stock totaled $194 million for the 12 months ended March 31, 1994, compared to a net loss of $239 million for the 12 months ended March 31, 1993. The increased net income reflects the impact of the Settlement Order related to the cost recovery for power purchases from the MCV Partnership and the benefit of increased electric sales and gas deliveries.


Cash Position, Financing and Investing

Consumers' operating cash requirements are met by its operating and financing activities. Consumers' cash from operations mainly resulted from its sale and transportation of natural gas and its sale and transmission of electricity. Cash from operations for the first three months of 1994 reflects the benefits of record-setting electric sales and significantly higher gas deliveries, due in large part to colder weather.

Financing Activities

As a result of the 1992 quasi-reorganization (see Note 7 of the Condensed Notes to the Consolidated Financial Statements), and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993, including $16 million in common stock dividends, attributable to 1993 earnings, during the first quarter of 1994. In April 1994, Consumers declared a $66 million common dividend, attributable to current year earnings, to be paid in May 1994.

During February and March 1994, Consumers continued to reduce its future interest charges by retiring approximately $101 million of high-cost first mortgage bonds. Also in March 1994, Consumers issued and sold 8 million shares of Class A preferred stock (cumulative, without par value) with a stated annual dividend rate of 8.32 percent. Net proceeds of $194 million from the sale are targeted for general corporate purposes, including debt retirement and improvements to Consumers' distribution systems.

Investing Activities

Capital expenditures (excluding assets placed under capital lease) and deferred demand-side management costs totaled $83 million for the first quarter of 1994 as compared to $92 million for the first quarter of 1993. These amounts primarily represent capital investments in Consumers' electric and gas utility segments.

Outlook

Consumers estimates that capital expenditures, including demand-side management and new lease commitments, related to its electric and gas utility operations will total approximately $1.4 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures.

                                                              In Millions
Years Ended December 31                         1994       1995      1996
- -------------------------------------------------------------------------
Consumers
  Construction (including DSM)                  $449       $441      $376
  Nuclear fuel lease                               4         40        37
  Capital leases other than nuclear fuel          27         27        28
Michigan Gas Storage                               6          5         7
                                              ---------------------------
                                                $486       $513      $448
=========================================================================

Consumers' short-term sources of credit include unsecured, committed lines of credit totaling $165 million and a $470 million working capital facility. As of March 31, 1994, Consumers has no amounts outstanding under these facilities. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1994. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. As of March 31, 1994, receivables sold totaled $335 million as compared to $285 million at December 31, 1993. During April 1994, Consumers reduced the level of receivables sold to $243 million.


Electric Utility Operations

Comparative Results of Operations

Electric Pretax Operating Income for the quarters ended March 31, 1994 and 1993: During the first quarter of 1994, electric pretax operating income increased $7 million from the 1993 level. This increase primarily reflects higher electric system sales from both economic growth and the impact of colder weather on heating equipment. The increased sales growth is supported by Michigan's year-over-year improvement in employment and economic conditions. The increases related to economy and weather are partially offset by increased expenditures for system reliability improvements.

Electric Pretax Operating Income for the 12 months ended March 31, 1994 and 1993: The $121 million improvement in 1994 pretax operating income compared to 1993 primarily is the result of an increase of $112 million relating to the resolution of the recoverability of MCV power purchase costs under the PPA and increased electric system sales of $54 million, partially offset by higher costs related to system reliability improvements.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended March 31:
                                                               In Millions

                                                  Quarter        12 months
                                                    ended            ended
                                                  -------        ---------
                                                     1994             1994
                                                     Over             Over
                                                   (Under)          (Under)
                                                     1993             1993
- --------------------------------------------------------------------------
Sales growth                                         $ 11             $ 41
Weather                                                 3               13
Resolution of MCV power cost issues                     -              112
Other regulatory issues                                 -                5
O&M, general taxes and depreciation (a)                (7)             (50)
                                                      --------------------
    Total change                                     $  7             $121
==========================================================================

(a) Largely caused by Consumers' system reliability improvement program.

Electric Sales: Electric system sales during the first quarter of 1994 totaled 8.3 billion kWh, a 5.5 percent increase from 1993 levels. In 1994, residential and commercial sales increased 4.6 percent and 2.0 percent, respectively, while industrial sales increased 6.6 percent. Michigan's motor vehicle industry has benefited from General Motors' decisions to expand truck and car production in Michigan assembly plants. Electric system sales during the 12 months ended March 31, 1994 totaled
32.1 billion kWh, a 4.4 percent increase from 1993 levels. In 1994, residential and commercial sales increased 4.3 percent and 3.2 percent respectively, while industrial sales increased 6.5 percent. Growth in the industrial sector was the strongest in the auto-related segments of fabricated and primary-metals and transportation equipment.

The following table quantifies electric sales by customer type for the periods ended March 31:

Electric Sales                                                Millions of kWh

                                          Quarter ended       12 months ended
                                          1994     1993        1994      1993
- -----------------------------------------------------------------------------
Residential                              2,839    2,713      10,192     9,774
Commercial                               2,198    2,155       8,952     8,676
Industrial                               2,862    2,684      11,719    11,008
Sales for resale                           381      297       1,226     1,266
                                         ------------------------------------
  System sales (a)                       8,280    7,849      32,089    30,724
=============================================================================

(a) Excludes intersystem exchanges of power with other utilities through joint dispatching for the economic benefit of customers.

Power Costs: Power costs for the three-month period ending March 31, 1994 totaled $243 million, a $41 million increase from the corresponding 1993 period. This increase primarily reflects greater power purchases from outside sources to meet increased sales demand and to supplement decreased generation at Palisades due to an outage. Power costs for the 12-month period ending March 31, 1994 totaled $949 million, an $82 million increase from the corresponding 1993 period essentially for the same reasons as the quarter-over-quarter variance.

Electric Utility Rates

Power Purchases from the MCV Partnership: Consumers is obligated to purchase 1,132 MW in 1994 and 1,240 MW in 1995 and thereafter, of contract capacity from the MCV Partnership. In 1993, the MPSC issued the Settlement Order that allows Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with certain estimates by Consumers, and other factors required by the Settlement Order, resulted in Consumers recognizing an after-tax loss of $343 million for the present value of estimated future underrecoveries of power purchases from the MCV Partnership. Except for adjustments to reflect the time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals. Although the settlement loss was recorded in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $15 million for the first quarter of 1994, and are estimated to total $41 million for the remaining nine months of the year. Consumers estimates that its after-tax cash underrecoveries will total $56 million in 1994, increasing slightly for 1995 through 1997, and then decreasing to $8 million in 1998. Possible additional losses for the next five years if Consumers is unable to sell any capacity above the MPSC's authorized level could be $14 million in 1994, increasing slightly for 1995 through 1997, and then increasing to $72 million in 1998.

The PPA contains a "regulatory out" provision, permitting Consumers to reduce the fixed energy charges payable to the MCV Partnership if Consumers is not able to recover these amounts from its customers. Consumers and the MCV Partnership are currently engaged in arbitration to determine whether Consumers is entitled to exercise its rights under the regulatory out provision. Consumers is escrowing the fixed energy amounts in dispute until resolution of the arbitration is achieved.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. In addition, CMS Holdings has filed a lawsuit in a local circuit court seeking reimbursement of approximately $8 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. CMS Energy and Consumers are unable to predict the outcome of these actions.

In May 1994, Consumers was notified by the MCV that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct. For further information regarding power purchases from the MCV Partnership, see Note 2.

PSCR Issues: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. In mid-February 1994, Palisades was temporarily taken out of service to repair valve leakage and conduct other needed inspections and repairs. Recovery of replacement power costs and the prudency of actions taken during the outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues. For more information on the potential impact of the outages, see Note 3.

Electric Rate Case: On May 10, 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Consumers is studying the order and has 30 days from May 10, 1994, to file an appeal or request a rehearing with the MPSC regarding this order. For further information, see Note 3.

Electric Conservation Efforts

In 1993, Consumers completed the customer participation portion of several demand-side management programs designed to encourage the efficient use of energy. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on electric common equity may be adjusted for one year either upward by up to 1 percent or downward by up to 2 percent. In March 1994, Consumers filed its demand-side management reconciliation case with the MPSC that requests a 1 percent increase on its return on common equity based on having achieved all of the agreed-upon objectives. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that authorized Consumers to continue certain demand-side management programs at reduced levels. For further information, see Note 3.

Electric Capital Expenditures

Consumers estimates capital expenditures, including deferred demand-side management costs and new lease commitments, related to its electric utility operations of $324 million for 1994, $376 million for 1995 and $317 million for 1996.

Electric Environmental Matters

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

In 1990, the State of Michigan passed amendments to the Environmental Response Act, under which Consumers expects that it will ultimately incur costs at a number of sites, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions. Consumers believes costs incurred for both investigation and required remedial actions will be recovered in rates or from others.

Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that Consumers' liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations. For further information regarding electric environmental matters, see Note 4.

Electric Outlook

A recent NRC review of Consumers' performance at Palisades showed a decline in performance. Management believes that an increased emphasis on internal assessments will improve performance at Palisades. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC has completed a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. Final results of the evaluation are expected to be available at the end of May 1994. The final outcome of this evaluation, including any increase in regulatory oversight or changes in operation and maintenance requirements at the plant beyond those already planned, cannot be predicted. Similar reviews conducted at nuclear plants of other utilities in recent years have in some cases resulted in increased regulatory oversight or required actions to improve plant conditions, resulting in increased capital expenditures.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks are now pending at the U.S. Sixth Circuit Court of Appeals. If Consumers is unable to continue to use the casks as planned, significant costs, including replacement power costs during any resulting plant shutdown, could be incurred. In March 1994, Consumers agreed to a request from the NRC to complete certain tests and analysis regarding Consumers' cask storage site, including the effects of an earthquake on the surrounding soil and the support pad on which the casks are placed. These tests and analysis have been completed and conclude that the storage system is adequate. A summary of the results is being reviewed by the NRC staff. Consumers cannot predict the response of the NRC staff.

Consumers has experienced recent increases in complaints relating primarily to the effect of so-called stray voltage on certain livestock.
A complaint seeking certification as a class action suit was filed in 1993 against Consumers alleging significant damages, primarily related to certain livestock. Consumers believes the allegations to be without merit and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit. This decision is being appealed by the plaintiffs and a number of individuals who would have been part of the class action have refiled their claims as separate lawsuits (see Note
4).

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives designed to compete with self-generation options. Although Consumers' electric rates are competitive with other regional utilities, Consumers has on file with the FERC two open access interconnection tariffs which could have the effect of increasing competition for wholesale customers. As part of its current electric rate case, Consumers has requested that the MPSC reduce the level of rate subsidization of residential customers by commercial and industrial customers so as to further improve rate competitiveness for its largest customers.

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. Rates to be used for the experiment have yet to be determined and a final MPSC order on the program is not expected until mid-1995. Consumers is continuing to study the MPSC order, but does not expect this experiment to have a material impact on its financial position or results of operations.


Gas Utility Operations

Comparative Results of Operations

Gas Pretax Operating Income for the quarters ended March 31, 1994 and 1993: During the first quarter of 1994 the record level cold temperatures during January and February resulted in gas pretax operating income increasing $12 million from the 1993 level. This increase reflects higher gas deliveries (both sales and transportation volumes), partially offset by higher costs related to system reliability improvements.

Gas Pretax Operating Income for the 12 months ended March 31, 1994 and 1993: The $38 million improvement in 1994 pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs.

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended March 31:

                                                               In Millions

                                                  Quarter        12 months
                                                    ended            ended
                                                  -------        ---------
                                                     1994             1994
                                                     Over             Over
                                                   (Under)          (Under)
                                                     1993             1993
- --------------------------------------------------------------------------
Sales growth                                          $ 2              $ 9
Weather                                                15               16
Regulatory recovery of gas cost                         -                7
O&M, general taxes and depreciation                    (5)               6
                                                       -------------------
                                                      $12              $38
==========================================================================

Gas Deliveries: Gas sales and gas transported during the first quarter of 1994 totaled 176.0 bcf, a 12.9 percent increase from 1993 levels due largely to record cold winter weather. For the 12 months ended March 31, 1994 gas sales and gas transported totaled 427.9 bcf, a 7.6 percent increase from the corresponding 1993 level.

The following table quantifies gas deliveries by customer type for the periods ended March 31:

Gas Deliveries                                                            Bcf

                                          Quarter ended       12 months ended
                                          1994     1993        1994      1993
- -----------------------------------------------------------------------------
Residential                               86.3     77.0       184.1     172.0
Commercial                                28.8     25.5        59.3      54.9
Industrial                                 7.2      6.2        14.9      13.6
Other                                       .1       .1          .2        .2
                                         ------------------------------------
  Gas sales                              122.4    108.8       258.5     240.7
Transportation deliveries                 25.3     23.0        72.8      68.4
Transportation for MCV                    20.3     17.7        76.0      62.9
Off-system transportation service          8.0      6.5        20.6      25.6
                                         ------------------------------------
    Total deliveries                     176.0    156.0       427.9     397.6
=============================================================================

Cost of Gas Sold: The cost of gas sold for the first quarter of 1994 increased $16 million from the 1993 level; while the increase comparing the 12 months ended March 31 periods is $12 million. These increases reflect higher growth and weather related sales volumes partially offset by lower costs per mcf. The lower costs per mcf are due to more favorable gas contracts with interstate suppliers, resulting from the impact of FERC Order 636, and the expiration of high cost contracts with certain Michigan gas producers.

Gas Utility Rates

Consumers currently plans to file a request in 1994 with the MPSC to, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, into its gas rates. The rate adjustment to be requested has not been determined. A final order should be received approximately nine to 12 months after the request is filed.

Certain of Consumers' direct gas suppliers have contract prices tied to the price Consumers pays Trunkline for its gas. The Trunkline contract covers gas deliveries through October 1994 and is at a price that was reduced in September 1993. Four domestic and four Canadian direct gas suppliers have claimed that the reduced Trunkline gas cost is not a proper reference price under their contracts with Consumers and that their contracts are terminable after a 12-month period. Consumers disputed these claims and in March 1994, reached a settlement with the four domestic suppliers regarding the price Consumers is required to pay for gas.

In 1992, the FERC issued Order 636, which makes a number of significant changes to the structure of the services provided by interstate natural gas pipelines. This order was implemented during the 1993-94 winter heating season. Consumers is a significant purchaser of gas from an interstate pipeline (Trunkline) and is a major transportation customer of a number of pipelines. Management believes that Consumers will recover any transition costs it may incur and such restructuring will not have a significant impact on its financial position or results of operations.

In July 1993, Michigan Gas Storage submitted a notice of rate change with the FERC to revise its operation and maintenance expenses for 1993 and update plant costs to reflect the addition of approximately $27 million of new plant additions in 1993 and began collecting the revised rates subject to refund and a hearing in February 1994. Settlement conferences were held during the first quarter of 1994. In April 1994, Michigan Gas Storage filed with the FERC a stipulation and agreement in full settlement of this proceeding. Michigan Gas Storage believes the settlement is unopposed and that it will be approved by the FERC in mid-1994. For further information regarding gas utility rates, see Note 3.

Gas Capital Expenditures

Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $106 million for 1994, $100 million for 1995 and $94 million for 1996.

Gas Environmental Matters

Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur clean-up costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of three plans for remedial investigation/feasibility studies submitted by Consumers and is currently reviewing the third.

The preliminary findings for the first remedial investigation/feasibility study completed by Consumers in the first quarter of 1994 indicated that the expenditures for remedial action at this site are likely to be minimal. However, Consumers did not believe that a single site was representative of all of the sites. Data available to Consumers and its continued internal studies have resulted in an estimate of remedial action for all 23 sites of between $40 million and $120 million. These estimates are based on undiscounted 1994 costs. As of March 31, 1994, Consumers has accrued $40 million, representing the minimum amount in the range. Any significant change in estimating assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs will be recovered in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods and prudent unamortized costs can be included for recovery in the utility's rate cases. The MPSC stated that the length of the period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs.


Other

Other Income: The $335 million improvement in Other Income when comparing the 12 months ended March 31, 1994 to the corresponding 1993 period reflects the impact of the Settlement Order related to power purchases from the MCV Partnership. The 12 months ended March 31, 1993 included a $343 million charge related to the Settlement Order.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in the 1993 Forms 10-K. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.

(a) 1993 Electric Rate Case. On May 10, 1993, Consumers filed an application with the MPSC seeking an increase in its base electric rates (MPSC Case No. U-10335). As a result of the new statutory federal tax rate and interest rate savings resulting from the refinancing of certain long-term debt, Consumers subsequently revised its requested electric rate increase to approximately $133 million in 1994 while its requested electric rate increase for 1995 remained at $38 million. A PFD was issued in this case on March 4, 1994. In the PFD the ALJ recommended a rate increase in 1994 of approximately $83 million with no incremental increase in 1995 to be granted as part of this proceeding. In its Exceptions to the Proposal for Decision filed March 25, 1994, Consumers revised its requested annual revenue increase for the 1994 test year to $118 million and its request for an additional 1995 increase to $26.5 million. On
May 10, 1994, the MPSC issued a final order in this case which increased annual electric revenues by $58 million, or about 2.8 percent, and approved an allowed rate of return on common equity of 11.75%. The rate increase is effective for service rendered on and after May 11, 1994. The parties have 30 days from the date of the order to file petitions for clarification or rehearing.

(b) Arbitration Proceedings between Consumers and the MCV Partnership. A dispute has arisen between the MCV Partnership and Consumers relating to the impact of the Settlement Order on the fixed energy charge payment called for in the PPA and Consumers' ability to exercise its rights under the regulatory out provision based on the issuance of the Settlement Order. In accordance with the dispute resolution provisions set out in the PPA, an arbitrator acceptable to both parties has been selected and the arbitration of this dispute has commenced. Under the schedule established by the arbitrator, discovery will proceed until June 30, 1994, filing of pre-trial briefs will conclude August 14, 1994 and cross examination of witnesses will conclude October 8, 1994. Consumers is unable to predict the outcome of such arbitration proceedings or of any possible settlement of the issues underlying this dispute.

On May 5, 1994, the MCV notified Consumers of its desire to commence a second arbitration proceeding, this one regarding the manner of calculating the energy charges payable under the PPA. The MCV's notice stated the MCV's belief that the prerequisite dispute resolution procedures provided for in the PPA had been attempted and were unsuccessful in resolving this matter and that this issue should thus be put to arbitration. Specifically, the MCV stated that two issues were to be addressed in the arbitration: the calculation of energy charges payable under the PPA and the question of whether or not Consumers should be entitled to exercise any regulatory out rights regarding the calculation determined appropriate by the arbitrator. Consumers believes that the PPA is clear on the manner in which energy charges are to be calculated and that Consumers has followed the specified procedure correctly throughout the term of the PPA. Under the PPA, if the parties are unable to agree on selection of an arbitrator, and 20 days have passed from the date of notice of commencement of arbitration, either party is free to have an arbitrator selected in accordance with the procedures of the American Arbitration Association. Consumers cannot predict the timing or outcome of this arbitration.

(c) Lawsuit filed by the lessors of the MCV Facility. The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charge. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. On March 28, 1994, the Company moved to dismiss this lawsuit on the grounds that the federal court in New York lacks jurisdiction to hear it. On April 5, 1994, the lessors filed an amended complaint with the court in an attempt to remove the jurisdictional deficiency.
Consumers Motion to Dismiss was argued before the court on April 15, 1994 and the parties are awaiting the Court's decision. Also on March 28, 1994, Consumers commenced a lawsuit in State Circuit Court in Midland County, Michigan seeking declaratory and injunctive relief with respect to interpretation of the PPA.

In addition, CMS Holdings is owed a refund of approximately $8 million of tax indemnity payments made by CMS Holdings to the other partners in First Midland Limited Partnership in 1993 for the 1992 tax year pursuant to a partnership tax indemnification agreement. The partners have failed to make the refund and are claiming that retention of the payment is justified as a setoff against the larger amounts claimed by the lessor-plaintiffs in the New York court action. On March 23, 1994, CMS Holdings filed suit in Circuit Court in Jackson County, Michigan for the refund claiming breach of contract, breach of covenant of good faith and fair dealing and that no setoff may be claimed by the other First Midland Partners. CMS Energy and Consumers are unable to predict the outcome of these actions.

(d) Retail Wheeling Proceedings. In September 1992, in response to an application filed by ABATE, the MPSC issued an order commencing a joint contested case proceeding to consider a proposed experimental wheeling program for Consumers and Detroit Edison. Consumers and Detroit Edison each opposed the proposed experimental retail wheeling program citing concerns with the impact of the retail wheeling proposals on utility planning and procurement practices as well as regarding certain jurisdictional issues. The MPSC Staff also expressed concern over these issues. In a PFD issued in August 1993, the ALJ determined that the MPSC could not order utilities to provide retail wheeling services and expressed concern regarding the proper pricing for this service should a utility voluntarily agree to provide the service.

On April 11, 1994, the MPSC issued an Opinion and Interim Order which approved the framework for a five year experimental retail wheeling program for Consumers and Detroit Edison, and remanded the case to the Administrative Law Judge to determine appropriate rates and charges. The MPSC stated that the purpose of the experiment is to gather and evaluate information regarding whether retail wheeling is in the public interest and should occur on a permanent basis. The experimental program will commence with each utility's next solicitation of additional supply side resources.

The MPSC stated that the experimental program (i) would be limited to 60 MW for Consumers Power and 90 MW for Detroit Edison, (ii) would limit amounts wheeled by individual participating customers to between 2 and 10 MW, (iii) would be limited to customers served at transmission or subtransmission voltage, (iv) would require retail wheeling customers to assume responsibility to procure power from third party providers, and
(v) would allow participating customers to return to firm service at the end of the experiment. The MPSC further stated that contracts between suppliers and end-users using retail wheeling would be subject to prior MPSC review and approval and that suppliers must have or obtain suitable franchises to serve in the end-users location as well as obtain a certificate of public convenience and necessity from the MPSC to provide the electric service. Under the schedule currently set for proceedings on the appropriate retail wheeling rates, the utilities will file their direct cases in September 1994 with cross examination to begin in December 1994. Under this schedule, a PFD would not be issued before April, 1995.

(e) Stray Voltage Lawsuit. Consumers experienced an increase in complaints during 1993 relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. On October 27, 1993, a complaint seeking certification as a class action suit was filed against Consumers in a local circuit court. The complaint alleged that in excess of a billion dollars of damages, primarily related to production by certain livestock owned by the purported class, were being incurred as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and vigorously opposed the certification of the class and this suit. On March 11, 1994, the court decided to deny class certification for this complaint and to dismiss, subject to refiling as separate suits, the October lawsuit with respect to all but one of the named plaintiffs. On April 4, 1994, the plaintiffs appealed the court's denial of class certification in this matter to the Court of Appeals. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits.


Item 6.  Exhibits and Reports on Form 8-K

(a)    List of Exhibits

(12)   -     CMS Energy:  Statements regarding computation of Ratio of
                          Earnings to Fixed Charges
(15)   -     CMS Energy:  Letter of independent public accountant

(b)    Reports on Form 8-K

Current reports on Form 8-K dated January 3, 1994 and March 8, 1994 (CMS Energy Corporation and Consumers Power Company) covering matters pursuant to "Item 5. Other Events", March 30, 1994 (Consumers Power Company only) and March 31, 1994 (CMS Energy Corporation only) covering matters pursuant to "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits".

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                             CMS ENERGY CORPORATION
                                         ------------------------------
                                                 (Registrant)


Date: May 13, 1994                       By      A M Wright
                                         ------------------------------
                                                Alan M. Wright
                                            Senior Vice President and
                                            Chief Financial Officer


                                           CONSUMERS POWER COMPANY
                                         ------------------------------
                                                  (Registrant)


Date: May 13, 1994                       By       A M Wright
                                         ------------------------------
                                                Alan M. Wright
                                            Senior Vice President and
                                            Chief Financial Officer