Form 10-Q
period 1994-06-30
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1994-08-10
CIK 201533, 811156

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1994

                                    OR

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____


Commission      Registrant; State of Incorporation;       IRS Employer
File Number        Address; and Telephone Number       Identification No.
- -----------     -----------------------------------    ------------------

  1-9513              CMS ENERGY CORPORATION               38-2726431
                     (A Michigan Corporation)
                 Fairlane Plaza South, Suite 1100
                       330 Town Center Drive
                     Dearborn, Michigan  48126
                           (313)436-9261

  1-5611              CONSUMERS POWER COMPANY              38-0442310
                     (A Michigan Corporation)
                     212 West Michigan Avenue
                     Jackson, Michigan  49201
                           (517)788-1030


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
CMS Energy Corporation, $.01 par value, shares outstanding
at July 31, 1994 -                                              86,072,098
Consumers Power Company, $10 par value, shares outstanding and privately
held by CMS Energy Corporation at July 31, 1994 -               84,108,789

                          CMS Energy Corporation
                                    and
                          Consumers Power Company


                      Quarterly reports on Form 10-Q
                 to the Securities and Exchange Commission
                    for the Quarter Ended June 30, 1994



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                             TABLE OF CONTENTS


                                                                     Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
PART I:
CMS Energy Corporation
      Report of Independent Public Accountants. . . . . . . . . . . .   6
      Consolidated Statements of Income . . . . . . . . . . . . . . .   7
      Consolidated Statements of Cash Flows . . . . . . . . . . . . .   8
      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .   9
      Consolidated Statements of Common Stockholders' Equity. . . . .  11
      Condensed Notes to Consolidated Financial Statements. . . . . .  12
      Management's Discussion and Analysis. . . . . . . . . . . . . .  27
Consumers Power Company
      Report of Independent Public Accountants. . . . . . . . . . . .  42
      Consolidated Statements of Income . . . . . . . . . . . . . . .  43
      Consolidated Statements of Cash Flows . . . . . . . . . . . . .  44
      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  45
      Consolidated Statements of Common Stockholder's Equity. . . . .  47
      Condensed Notes to Consolidated Financial Statements. . . . . .  48
      Management's Discussion and Analysis. . . . . . . . . . . . . .  61
PART II:
      Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  72
      Item 4.  Submission of Matters to a Vote of Security Holders. .  75
      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  76
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  77

                                 GLOSSARY

Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . . . .   Association of Businesses Advocating
                                    Tariff Equity
Articles. . . . . . . . . . . . .   Articles of Incorporation
Attorney General. . . . . . . . .   Michigan Attorney General

bcf . . . . . . . . . . . . . . .   Billion cubic feet
Big Rock. . . . . . . . . . . . .   Big Rock Point nuclear plant, owned by
                                    Consumers

Clean Air Act . . . . . . . . . .   Federal Clean Air Act as amended on
                                    November 15, 1990
CMS Energy. . . . . . . . . . . .   CMS Energy Corporation
CMS Gas Transmission. . . . . . .   CMS Gas Transmission and Storage
                                    Company, a subsidiary of Enterprises
CMS Generation. . . . . . . . . .   CMS Generation Co., a subsidiary of
                                    Enterprises
CMS Holdings. . . . . . . . . . .   CMS Midland Holdings Company, a
                                    subsidiary of MGL
CMS Midland . . . . . . . . . . .   CMS Midland, Inc., a subsidiary of MGL
Consumers . . . . . . . . . . . .   Consumers Power Company
Court of Appeals. . . . . . . . .   Michigan Court of Appeals

Detroit Edison. . . . . . . . . .   The Detroit Edison Company
DNR . . . . . . . . . . . . . . .   Michigan Department of Natural
                                    Resources
DOE . . . . . . . . . . . . . . .   U. S. Department of Energy
DSM . . . . . . . . . . . . . . .   Demand-side management

Enterprises . . . . . . . . . . .   CMS Enterprises Company, a subsidiary
                                    of CMS Energy
EPA . . . . . . . . . . . . . . .   Environmental Protection Agency

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

mcf . . . . . . . . . . . . . . .   Thousand cubic feet
MCV . . . . . . . . . . . . . . .   Midland Cogeneration Venture
MCV Bonds . . . . . . . . . . . .   Collectively, senior secured lease
                                    obligation bonds and subordinated
                                    secured lease obligation bonds issued
                                    in connection with the leveraged-lease
                                    financing of the MCV Facility, and
                                    tax-exempt PCRBs
MCV Facility. . . . . . . . . . .   A natural gas-fueled, combined cycle
                                    cogeneration facility operated by the
                                    MCV Partnership
MCV Partnership . . . . . . . . .   Midland Cogeneration Venture Limited
                                    Partnership
MichCon . . . . . . . . . . . . .   Michigan Consolidated Gas Company
Michigan Gas Storage. . . . . . .   Michigan Gas Storage Company, a
                                    subsidiary of Consumers
MMBtu . . . . . . . . . . . . . .   Million British thermal unit
MMCG. . . . . . . . . . . . . . .   Michigan Municipal Cooperative Group
MOAPA . . . . . . . . . . . . . .   MOAPA Energy Limited Partnership, a
                                    wholly owned affiliate of CMS
                                    Generation
MPSC. . . . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . . . .   Megawatts

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

Palisades . . . . . . . . . . . .   Palisades nuclear plant, owned by
                                    Consumers
PCRB. . . . . . . . . . . . . . .   Pollution control revenue bond
PPA . . . . . . . . . . . . . . .   Power Purchase Agreement between
                                    Consumers and the MCV Partnership with
                                    a 35-year term commencing in March
                                    1990
PSCR. . . . . . . . . . . . . . .   Power supply cost recovery
PUHCA . . . . . . . . . . . . . .   Public Utility Holding Company Act of
                                    1935
PURPA . . . . . . . . . . . . . .   Public Utility Regulatory Policies Act
                                    of 1978

Revised Settlement Proposal . . .   Request for approval of a settlement
                                    proposal to resolve MCV cost recovery
                                    issues, PURPA issues and court remand
                                    as filed with the MPSC on July 7, 1992
                                    and amended on September 8, 1992

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

Trunkline . . . . . . . . . . . .   Trunkline Gas Company

Unsecured Credit Facility . . . .   $400 million unsecured Revolving Credit
                                    and Letter of Credit Facility dated as
                                    of July 29, 1994

                   (This page intentionally left blank)

                           ARTHUR ANDERSEN & CO.




                 Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS Energy CORPORATION (a Michigan corporation) and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month, six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                           Arthur Andersen & Co.


Detroit, Michigan,
    August 8, 1994.

                                                CMS Energy Corporation
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                  Three Months Ended   Six Months Ended  Twelve Months Ended
                                                       June 30             June 30             June 30
                                                    1994      1993      1994      1993      1994      1993
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                $  549    $  488    $1,094    $  978    $2,193    $1,907
  Gas utility                                        183       192       711       687     1,184     1,155
  Oil and gas exploration and production              20        20        38        39        76        78
  Independent power production                         8         4        16         9        28         7
  Natural gas pipeline, storage and marketing         36        37        78        73       147       128
  Other                                                -         1         1         2         4         5
                                                  ---------------------------------------------------------
      Total operating revenue                        796       742     1,938     1,788     3,632     3,280
                                                  ---------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                      70        71       150       141       302       288
    Purchased power - related parties                118       113       240       220       486       460
    Purchased and interchange power                   55        28        97        53       192       112
    Cost of gas sold                                 123       132       495       481       815       797
    Other                                            153       136       297       259       610       565
                                                  ---------------------------------------------------------
      Total operation                                519       480     1,279     1,154     2,405     2,222
  Maintenance                                         49        54        92        99       199       202
  Depreciation, depletion and amortization            84        80       187       180       372       353
  General taxes                                       36        46        97       106       184       192
                                                  ---------------------------------------------------------
      Total operating expenses                       688       660     1,655     1,539     3,160     2,969
                                                  ---------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                    86        53       174       134       326       191
  Gas utility                                         18        21       102        94       155       123
  Oil and gas exploration and production               2         4         4         8        (1)       12
  Independent power production                         3         1         5         4         6        (5)
  Natural gas pipeline, storage and marketing          3         2         6         4         9         7
  Other                                               (4)        1        (8)        5       (23)      (17)
                                                  ---------------------------------------------------------
      Total pretax operating income                  108        82       283       249       472       311
                                                  ---------------------------------------------------------
INCOME TAXES                                          23        14        71        57       106        48
                                                  ---------------------------------------------------------
NET OPERATING INCOME                                  85        68       212       192       366       263
                                                  ---------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Income from contractual arrangements (MCV Bonds)     -         8         -        16        16        33
  Accretion income                                     4         3         7         7        13        15
  Accretion expense (Note 2)                          (9)       (9)      (18)      (18)      (36)      (18)
  Loss on MCV power purchases - settlement             -         -         -         -         -      (520)
  Other income taxes, net                              4         1         7         6        18       174
  Other, net                                           1        10         6         8        14        17
                                                  ---------------------------------------------------------
      Total other income (deductions)                  -        13         2        19        25      (299)
                                                  ---------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                          47        50        93       101       196       191
  Other interest                                       3         5         6        10        19        32
  Capitalized interest                                (2)       (1)       (3)       (2)       (6)       (4)
  Preferred dividends                                  7         3        10         6        15        11
                                                  ---------------------------------------------------------
      Net fixed charges                               55        57       106       115       224       230
                                                  ---------------------------------------------------------
NET INCOME (LOSS)                                 $   30    $   24    $  108    $   96    $  167    $ (266)
                                                  =========================================================
AVERAGE COMMON SHARES OUTSTANDING                     86        80        86        80        84        80
                                                  =========================================================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE          $  .35    $  .30    $ 1.27    $ 1.20    $ 1.99    $(3.33)
                                                  =========================================================
DIVIDENDS DECLARED PER COMMON SHARE               $  .18    $  .12    $  .36    $  .24    $  .48    $  .48
                                                  =========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                CMS Energy Corporation
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)

                                                                 Six Months Ended       Twelve Months Ended
                                                                     June 30                  June 30
                                                                 1994        1993         1994         1993
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ 108       $  96        $ 167        $(266)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation, depletion and amortization (includes
         nuclear decommissioning depreciation of $24, $23,
         $48 and $46, respectively)                               187         180          372          353
        Debt discount amortization                                 19          18           38           28
        Capital lease amortization                                 14          16           28           38
        Deferred income taxes and investment tax credit            49          52           53         (160)
        Accretion expense (Note 2)                                 18          18           36           18
        Accretion income - abandoned Midland project               (7)         (7)         (13)         (15)
        MCV power purchases - settlement (Note 2)                 (45)        (47)         (82)         (47)
        Loss on MCV power purchases - settlement (Note 2)           -           -            -          520
        Other                                                      (6)         (6)          (9)          (1)
        Changes in other assets and liabilities                   107          74          (59)          15
                                                                --------------------------------------------
          Net cash provided by operating activities               444         394          531          483
                                                                --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (268)       (230)        (584)        (524)
  Investments in partnerships and unconsolidated subsidiaries     (24)        (25)        (108)         (37)
  Investments in nuclear decommissioning trust funds              (24)        (23)         (48)         (46)
  Cost to retire property, net                                    (14)        (13)         (33)         (18)
  Deferred demand-side management costs                            (4)        (28)         (28)         (47)
  Proceeds from sale of property                                    1           -            2           11
  Sale of subsidiary                                                -           -          (14)           -
  Reduction of investments in MCV Bonds                             -           -          322           10
  Proceeds from Bechtel settlement                                  -           -            -           46
  Other                                                            (3)          -           (4)           -
                                                                --------------------------------------------
          Net cash used in investing activities                  (336)       (319)        (495)        (605)
                                                                --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                                     193           -          193            -
  Proceeds from bank loans, notes and bonds                       122          78          718          601
  Issuance of common stock                                         17           -          149            -
  Retirement of bonds (Note 8)                                   (147)        (51)        (740)         (55)
  Increase (decrease) in notes payable, net                      (130)         26         (112)        (297)
  Repayment of bank loans                                        (102)        (91)        (203)         (92)
  Payment of common stock dividends                               (31)        (19)         (61)         (38)
  Payment of capital lease obligations                            (12)        (14)         (24)         (33)
  Retirement of common stock                                       (1)          -           (4)           -
                                                                --------------------------------------------
          Net cash provided by (used in) financing activities     (91)        (71)         (84)          86
                                                                --------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS     17           4          (48)         (36)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           28          89           93          129
                                                                --------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  45       $  93        $  45        $  93
                                                                ============================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                CMS Energy Corporation
                                              Consolidated Balance Sheets
                                                                       June 30                     June 30
                                                                         1994      December 31       1993
                                                                     (Unaudited)       1993      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $5,457        $5,347        $5,148
  Gas                                                                    1,910         1,862         1,775
  Oil and gas properties (full-cost method)                                899           845           804
  Other                                                                    326           294           249
                                                                        ----------------------------------
                                                                         8,592         8,348         7,976
  Less accumulated depreciation, depletion and amortization              4,173         4,022         3,910
                                                                        ----------------------------------
                                                                         4,419         4,326         4,066
  Construction work-in-progress                                            266           257           345
                                                                        ----------------------------------
                                                                         4,685         4,583         4,411
                                                                        ----------------------------------
INVESTMENTS
  First Midland Limited Partnership (Note 2)                               215           213           210
  Independent power production                                             121           115            55
  Midland Cogeneration Venture Limited Partnership (Note 2)                 67            67            68
  Other                                                                     44            26            26
                                                                        ----------------------------------
                                                                           447           421           359
                                                                        ----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                               45            28            93
  Accounts receivable and accrued revenue, less
    allowances of $4, $4 and $4, respectively (Note 8)                     160           149            91
  Inventories at average cost
    Gas in underground storage                                             160           228           151
    Materials and supplies                                                  78            74            77
    Generating plant fuel stock                                             26            41            27
  Trunkline settlement (Note 3)                                             30            31            32
  Deferred income taxes                                                     19            17             -
  Investment in MCV Bonds                                                    -             -           322
  Prepayments and other                                                    124           195           118
                                                                        ----------------------------------
                                                                           642           763           911
                                                                        ----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                                  499           491           478
  Nuclear decommissioning trust funds (Note 4)                             191           165           137
  Abandoned Midland project (Note 3)                                       155           162           169
  Trunkline settlement (Note 3)                                             70            86           101
  Other                                                                    318           293           202
                                                                        ----------------------------------
                                                                         1,233         1,197         1,087
                                                                        ----------------------------------
TOTAL ASSETS                                                            $7,007        $6,964        $6,768
                                                                        ==================================




                                                                       June 30                     June 30
                                                                         1994      December 31       1993
                                                                     (Unaudited)       1993      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (Note 8)
  Common stockholders' equity                                           $1,058        $  966        $  808
  Preferred stock of subsidiary                                            356           163           163
  Long-term debt                                                         2,407         2,405         2,568
  Non-current portion of capital leases                                    124           115           114
                                                                        ----------------------------------
                                                                         3,945         3,649         3,653
                                                                        ----------------------------------




CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     262           368           237
  Accounts payable                                                         174           171           182
  Accounts payable - related parties                                        39            46            51
  Accrued taxes                                                            141           233           160
  Notes payable                                                            129           259           241
  MCV power purchases - settlement (Note 2)                                 82            82            81
  Accrued refunds                                                           41            28            64
  Accrued interest                                                          38            40            42
  Deferred income taxes                                                      -             -            35
  Other                                                                    188           189           161
                                                                        ----------------------------------
                                                                         1,094         1,416         1,254
                                                                        ----------------------------------




NON-CURRENT LIABILITIES
  Postretirement benefits                                                  560           540           525
  Deferred income taxes                                                    555           509           383
  MCV power purchases - settlement (Note 2)                                363           391           411
  Deferred investment tax credits                                          186           191           196
  Trunkline settlement (Note 3)                                             70            86           101
  Regulatory liabilities for income taxes, net                              16             6            71
  Other (Note 4)                                                           218           176           174
                                                                        ----------------------------------
                                                                         1,968         1,899         1,861
                                                                        ----------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 4)



TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $7,007        $6,964        $6,768
                                                                        ==================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                CMS Energy Corporation
                                Consolidated Statements of Common Stockholders' Equity
                                                      (Unaudited)

                                            Three Months Ended        Six Months Ended      Twelve Months Ended
                                                  June 30                 June 30                 June 30
                                              1994        1993        1994        1993        1994        1993
                                                                                               In Millions
COMMON STOCK
  At beginning and end of period            $    1      $    1      $    1      $    1      $    1      $    1
                                            -------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                     1,684       1,539       1,672       1,539       1,543       1,537
  Common Stock reacquired                        -           -          (1)          -          (4)          -
  Common Stock issued                            4           -          17           -         149           -
  Common Stock reissued                          -           4           -           4           -           6
                                            -------------------------------------------------------------------
    At end of period                         1,688       1,543       1,688       1,543       1,688       1,543
                                            -------------------------------------------------------------------
REVALUATION CAPITAL (Note 6)
  At beginning of period                         1           -           -           -           -           -
  SFAS 115 - unrealized loss,
    net of tax                                  (2)          -          (1)          -          (1)          -
                                            -------------------------------------------------------------------
    At end of period                            (1)          -          (1)          -          (1)          -
                                            -------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                      (644)       (751)       (707)       (813)       (736)       (432)
  Net income (loss)                             30          24         108          96         167        (266)
  Common stock dividends declared              (16)         (9)        (31)        (19)        (61)        (38)
                                            -------------------------------------------------------------------
    At end of period                          (630)       (736)       (630)       (736)       (630)       (736)
                                            -------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY           $1,058      $  808      $1,058      $  808      $1,058      $  808
                                            ===================================================================

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

CMS Energy uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating revenue. For the three, six and 12 month periods ended June 30, 1994, equity earnings were $5 million, $11 million and $19 million, respectively and $3 million, $9 million and $7 million for the three, six and 12 month periods ended June 30, 1993.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company for 15- and 20-year periods, respectively. At June 30, 1994, Consumers, through its subsidiaries, held the following assets related to the MCV:
1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

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

The Settlement Order determined the cost of power purchased from the MCV Partnership that Consumers can recover from its electric retail customers and significantly reduced the amount of future underrecoveries for these power costs. Effective January 1993, the Settlement Order allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity from the MCV Partnership.
Capacity and energy purchases from the MCV Partnership above the 915 MW level can be competitively bid into Consumers' next solicitation for power or, if necessary, utilized for current power needs with a prudency review and a cost recovery determination in annual PSCR cases. In either instance, the MPSC would determine the levels of recovery from customers for the power purchased. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity, the cost of which Consumers is currently not authorized to recover from retail customers.

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

In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss included management's best estimates regarding the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. Because the calculation of the 1992 loss depended in part upon estimates of future unregulated sales of energy to third parties, a more conservative or risk-free investment rate of 7 percent was used to calculate $188 million of the total $343 million after-tax loss. The remaining portion of the loss was calculated using an 8.5 percent discount rate reflecting Consumers' incremental borrowing rate as required by SFAS 90, Regulated Enterprises-Accounting for Abandonments and Disallowances of Plant Costs. The after-tax expense for the time value of money for the loss is estimated to be $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement loss was recorded in 1992, Consumers' continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries, including fixed energy charges, totaled $33 million for the first six months of 1994. Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. However, if Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Consumers' estimates of its 1994 and future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are as follows:

                                               After-tax, In Millions
                                 1994    1995    1996    1997    1998
- ---------------------------------------------------------------------
Expected cash underrecoveries     $56     $65     $62     $61     $ 8

Possible additional
 underrecoveries and losses (a)   $14     $20     $20     $22     $72
=====================================================================

(a) If unable to sell any capacity above the MPSC's authorized level

At December 31, 1993, and June 30, 1994, the after-tax, present value of the Settlement Order liability totaled $307 million and $289 million, respectively. The reduction in the Settlement Order liability reflects after-tax cash underrecoveries related to capacity totaling $30 million, partially offset by after-tax accretion expense of $12 million.

The PPA, while requiring payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. In connection with the MPSC's approval of the Revised Settlement Proposal, Consumers and the MCV Partnership are engaged in arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership even though Consumers may not be recovering these costs. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. Although Consumers believes its position on arbitration is sound and intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration. At June 30, 1994, $23 million has been escrowed by Consumers and is included as a non-current asset in Consumers' financial statements. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer in connection with the sale of its remaining $309 million investment in the MCV Bonds which was completed in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of the arbitration between the MCV Partnership and Consumers discussed above. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. It appears from the face of the complaint that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. While management believes that the possibility of the alleged damages being awarded is remote, CMS Energy and Consumers are unable to predict the outcome of this issue. In addition, CMS Holdings has filed a lawsuit in the circuit court of Jackson, Michigan, seeking reimbursement of $7 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. Consumers is unable to predict the outcome of this issue.

In May 1994, Consumers was notified by the MCV that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct. The amount in dispute, which relates to the period beginning in 1990 and continuing through the term of the PPA, is estimated by the MCV Partnership to total $8 million annually. The parties are in the process of selecting an arbitrator and establishing a schedule for arbitration. Consumers cannot predict the timing and outcome of these proceedings.

In July 1994, Consumers agreed to pay $30 million to terminate a separate power purchase agreement with a 65 MW coal-fired cogeneration facility. Consumers is seeking MPSC approval to substitute 65 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Consumers believes the termination agreement and the proposed substitution of capacity represents significant savings to its customers and will record a regulatory asset for $30 million, which it believes will ultimately be recoverable in rates.

PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. In March 1994, the MPSC issued an order in the PSCR reconciliation case for 1992 confirming Consumers' recovery for the purchase of 840 MW from the MCV in accordance with the MPSC plan case order and allowing recovery for the purchase of power above 840 MW based on replacement power costs. In March 1994, the MPSC further confirmed, as part of a 1993 PSCR plan case order, the recovery of MCV-related costs consistent with the Settlement Order.


3:   Rate Matters

Electric Rate Case

On May 10, 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Residential customers were assigned $40 million, which was 70 percent of the rate increase.

As finally revised, Consumers requested an electric rate increase for 1994 totaling $118 million and included an incremental increase request of $27 million in 1995. The MPSC's order did not provide Consumers with an additional rate increase in 1995, but does allow Consumers to file a separate rate-increase request for 1995. The order also differed from Consumers' requested increase as it included a lower return on common equity, a lower level of working capital, provided for a lower equity ratio for Consumers' projected capital structure and reflected a $15 million decrease for lower property taxes due to a recent reduction in state tax rates and a $9 million decrease for reduced demand-side management program expenditures and miscellaneous costs which will not be incurred. On June 9, 1994, Consumers filed a petition for rehearing and clarification of this MPSC order. The petition requests reconsideration of certain issues which include an incremental revenue requirement of $26 million for 1995, the level of rate cross-subsidization, the level of future DSM expenditures and the calculation of DSM-related incentives and penalties.

Special Rates: In June 1994, Consumers also filed a request with the MPSC, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers proposes to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. To serve these customers, Consumers would use power purchases from the MCV Partnership which exceed the 915 MW currently recoverable from electric retail customers. The MPSC has granted an expedited hearing schedule on this proposal that calls for final briefs to be filed in November 1994. A final order is expected near the end of 1994.

Abandoned Midland Project: In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In 1991, the MPSC issued orders permitting recovery of a portion of the plant and Consumers began collecting $35 million pretax annually for the next 10 years. Several parties, including the Attorney General, have filed claims of appeal with the Court of Appeals regarding MPSC orders issued in 1991 that specified the recovery of abandoned investment. Thus far, the Court of Appeals has not taken any action regarding these appeals.

Electric Demand-side Management: As a result of settlement discussions regarding demand-side management and an MPSC order in 1991, Consumers agreed to spend $65 million over two years on demand-side management programs. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent. This adjustment, if implemented, would be applied to Consumers' retail electric tariff rates and be in effect for one year following reconciliation hearings with the MPSC. The estimated revenue effects of the potential adjustment range from an $11 million increase to a $22 million decrease. The proceedings before the MPSC have started and based on the criteria set out in the demand-side management settlement agreement approved by the MPSC in 1992, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately order a 1 percent increase on its return on common equity to be in effect for one year. Accordingly, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to its demand-side management program. A final order from the MPSC is expected by mid-1995.

In October 1993, Consumers completed the customer participation portion of these DSM programs. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that allowed Consumers to recover demand-side management expenditures which exceeded $65 million. The order also authorized Consumers to continue certain programs in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from its customers in accordance with an accounting order issued by the MPSC in September 1992. The unamortized balance of deferred costs at June 30, 1994 was $72 million.

PSCR Issues

Consumers began a planned refueling and maintenance outage at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. In addition, from mid-February through mid-June 1994, Palisades was temporarily taken out of service to repair valve-leakage and conduct other needed inspections and repairs. Recovery of replacement power costs incurred by Consumers during these outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues to determine the prudency of actions taken during the outages. Any finding of delay due to imprudence could result in disallowances of a portion of replacement power costs. Net replacement power costs during the outages were approximately $180,000 per day above the cost of fuel incurred when the plant is operating. Consumers has conceded that one day of the 1993 outage was inappropriate, while the MPSC staff has recommended a 20-day disallowance totaling $3.7 million. See Note 4 for information regarding the NRC's review of Palisades' performance.

Gas Rates

In July, 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits computed under SFAS 106 against earnings over the last six months of 1994. This charge against earnings will partially offset costs related to state property taxes which have been reduced. The agreement was reached in response to an assertion by the MPSC staff that gas utility business earnings for 1993 were in excess of the currently authorized level. The agreement also provides for an additional $4 million of 1995-related SFAS 106 costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers committed to file a gas rate case before December 31, 1994, that will, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, into its retail gas rates. A final order should be received approximately 9 to 12 months after the request is filed. No assurance can be given as to the level of rates which will be authorized by the MPSC. Consumers' gas distribution business is currently authorized to earn a 13.25 percent rate of return on equity. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

GCR Issues

The MPSC, in a February 1993 order, provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively.
In a related case, Consumers was not allowed to recover $13 million of gas supply costs incurred prior to February 8, 1993. Consumers previously had accrued a loss sufficient for this issue. Future disallowances are not anticipated, unless the remaining appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. As part of the settlement, Consumers will not incur any transition costs from Trunkline as a result of FERC Order 636. In 1992, Consumers had recorded a liability and regulatory asset for the principal amount of payments to Trunkline over a five-year period. In May 1993, the MPSC approved a separate settlement agreement that provides Consumers with full recovery of these costs over a five-year period. At June 30, 1994, Consumers' remaining liability and regulatory asset were $100 million.

Other

A dispute involving pricing under contracts Consumers had with eight direct gas suppliers has been recently resolved. The dispute revolved around whether the price Consumers pays Trunkline for gas was the proper reference price for these eight gas supply contracts. Consumers and seven of the suppliers have agreed to enter into new contracts, at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier agreed to terminate their existing contract.

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

In 1987, the Attorney General filed a second lawsuit alleging that Consumers and Detroit Edison have breached a bottomlands lease agreement with the state and asked that the lease be declared void. This complaint was consolidated with the suit described in the preceding paragraph. In 1990, both of the lawsuits were dismissed on the basis of federal preemption. In 1993, the Court of Appeals overturned the dismissal, as to damages, effectively allowing the state to pursue its damages lawsuit against Consumers and Detroit Edison, but generally affirmed the lower court's ruling as to the breach of lease claim. The Court of Appeals' ruling also limited any potential damages to those occurring no earlier than 1983. The Michigan Supreme Court has granted Consumers', Detroit Edison's and the Attorney General's requests for leave to appeal the Court of Appeals' ruling, and a decision is expected in late 1995. Consumers and Detroit Edison are seeking to have the trial court's dismissal of the damages claim affirmed. The Attorney General is seeking to have the dismissal of his lease claim overturned. Consumers is unable to predict the outcome of these appeals or any liability that could be incurred should the Supreme Court decide that the suit for damages may be pursued.

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

Consumers has prepared plans for remedial investigation/feasibility studies for several of these manufactured gas plant sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of three plans for remedial investigation/feasibility studies submitted by Consumers and is currently reviewing the third.

The preliminary findings for the first remedial investigation/feasibility study indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers did not believe that a single site was representative of all of the sites. Data available to Consumers and its continued internal studies have resulted in an estimate of remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. At June 30, 1994, Consumers has accrued a liability for $40 million, representing the minimum amount in the range. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods. In order to be recovered in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC stated that the length of the period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

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

The Clean Air Act's provisions require Consumers to make capital expenditures estimated to total $74 million through 1999 for completed, in-process and possible modifications at coal-fired units based on current regulations. Management believes that Consumers' annual operating costs will not be materially affected.

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. While Consumers believes that it is largely in compliance with the EPA's petition, it has agreed to a 10-year retirement period for certain equipment included in the EPA's request. Consumers does not anticipate that any additional costs will be incurred as a result of this agreement.

In 1993, Consumers experienced increases in complaints relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. A complaint seeking certification as a class action suit was filed against Consumers in a local county circuit court in 1993. The complaint alleged the existence of a purported class that incurred damages in excess of $1 billion, primarily to certain livestock owned by the purported class, as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit.
In April 1994, the plaintiffs in this action appealed the matter to the Court of Appeals. Consumers believes that the various claims are different enough to warrant separate trials, and that the circuit court's denial of class-action status will be upheld. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At August 10, 1994, Consumers had 91 separate stray voltage lawsuits pending.

Palisades Plant

In April 1993, the NRC approved the design of the dry spent fuel storage casks now being used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the National Environmental Policy Act. The courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals relating to this matter are now pending at the U.S. Sixth Circuit Court of Appeals. As of July 31, 1994, Consumers had loaded four dry storage casks with spent nuclear fuel and expects to load nine additional casks in 1994 prior to Palisades' 1995 refueling. If Consumers is unable to continue to use the casks as planned, significant costs could be incurred, including replacement power costs during any resulting plant shutdown and costs related to removal of the dry cask system. In March 1994, Consumers agreed to a request from the NRC to complete certain tests and analysis regarding Consumers' cask storage site at Palisades, including the effects of an earthquake on the surrounding soil and the support pad on which the casks are placed. These tests and analysis have been completed and conclude that the storage system meets safety standards. The results were reviewed by the NRC staff, and in May 1994, the NRC issued a preliminary report confirming the safety of Consumers' dry cask storage system.

On August 2, 1994, Consumers announced that it would unload and replace one of the four dry fuel storage casks at Palisades that contains spent nuclear fuel. In examining radiographs during a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of the most recently loaded cask. Although testing following cask loading did not disclose any leakage from the cask, Consumers has nevertheless decided to remove the spent fuel from this cask and insert it in another cask. Consumers has examined the radiographs for all of the casks fabricated for it to date, including the other three casks containing spent fuel, and have found all other welds to be acceptable.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs (see Note 3). The results of an NRC review of Consumers' performance at Palisades published shortly thereafter showed a decline in performance ratings for the plant. In order to provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. The inspection, completed in June 1994, found performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the problems at Palisades. The NRC did not place Palisades on either of the NRC's "Troubled" or "Declining Performance" lists. Consumers is required to file a response to the NRC's diagnostic evaluation report by August 18, 1994, and is currently finalizing a performance improvement plan which will form the basis for that response. Attaining and maintaining acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned levels of expenditures.

Nuclear Decommissioning

Consumers collects estimated costs to decommission (decontamination and dismantlement) its two nuclear plants through a monthly surcharge to electric customers which currently totals $45 million annually. Consumers currently estimates decommissioning costs of $208 million and $399 million, in 1993 dollars, for the Big Rock and Palisades nuclear plants, respectively. Amounts collected from electric retail customers and deposited in trusts, and earnings on the trusts, which are credited to accumulated depreciation, are estimated to accumulate $425 million and $1.2 billion for decommissioning Big Rock and Palisades, respectively.
The trust funds, which are estimated to earn 7.1 percent, will be used for decommissioning Big Rock and Palisades at the end of their respective license periods in 2000 and 2007. Consumers believes the amounts being collected are adequate to meet its currently estimated decommissioning costs and current NRC requirements. In order to meet those requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades. In developing the estimates, Consumers assumed that each plant site will be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. Consumers expects to file updated decommissioning estimates with the MPSC on or before March 31, 1995. At June 30, 1994, Consumers had an investment in a nuclear decommissioning trust fund of $191 million for future decommissioning.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: annual provisions for decommissioning could increase; estimated costs for decommissioning could be recorded as a liability rather than as accumulated depreciation and; trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

Commitments for Coal and Gas Supplies

Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1994 to 2004. Generally, Consumers contracts for approximately 70% of its annual coal requirements which in 1993 totalled approximately $260 million. Consumers supplements its long-term contracts with spot market purchases to fulfill its coal needs.

Consumers has entered into gas supply contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1994 to 1999. Generally, Consumers contracts for approximately 75% of its annual gas requirements which in 1993 totalled approximately $680 million. Consumers supplements its long-term contracts with spot-market purchases to fulfill its gas needs.

Capital Expenditures

CMS Energy's estimated capital expenditures, including demand-side management and new lease commitments, are $736 million for 1994, $741 million for 1995 and $633 million for 1996.

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

Estimated losses for certain contingencies discussed in this note have been accrued. The ultimate effect of the proceedings discussed in this note is not expected to have a material impact on CMS Energy's financial position or results of operations.


5:  Effects of the Ratemaking Process

Consumers is subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process. The following regulatory assets (liabilities) which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets:

                                                          In Millions
                        June 30, 1994   Dec. 31, 1993   June 30, 1993
- ---------------------------------------------------------------------
Postretirement benefits        $  518          $  510          $  497
Income taxes                      183             192             130
Abandoned Midland project         155             162             169
Trunkline settlement              100             117             133
Demand-side management -
 deferred costs                    72              71              51
Environmental clean-up             40               -               -
DOE - decommissioning uranium
 enrichment facility               32              33              36
Other                              35              36              22
                               --------------------------------------
Total regulatory assets        $1,135          $1,121          $1,038
=====================================================================

Income taxes                   $ (199)         $ (195)         $ (202)
Demand-side management -
 deferred revenue                 (17)            (17)            (17)
                               --------------------------------------
Total regulatory liabilities   $ (216)         $ (212)         $ (219)
=====================================================================

Consumers has MPSC orders to recover virtually all of its regulatory assets through future rates and anticipates MPSC approval for recovery of the remaining amounts.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended June 30 were:


                                                          In Millions
                            Six Months Ended      Twelve Months Ended
- ---------------------------------------------------------------------
                              1994      1993           1994      1993
                              ----      ----           ----      ----


Cash transactions
- -----------------
  Interest paid (net of
    amounts capitalized)    $  86     $ 100         $  178      $ 208
  Income taxes paid
    (net of refunds)        $  23     $  37         $   18      $  43

Non-cash transactions
- ---------------------
  Nuclear fuel placed
   under capital lease      $   3     $  23         $    8      $  28
  Other assets placed
   under capital leases         7        21             16         48
  Capital leases refinanced     -        42              -         42
  Assumption of debt            -        -               -         15
=====================================================================


7:   Financial Instruments

On January 1, 1994, CMS Energy adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requiring accounting for investments in debt securities to be held to maturity at amortized cost; otherwise debt and marketable equity securities are recorded at fair value, with any unrealized gains or losses included in earnings if the securities are for trading purposes or as a separate component of stockholders' equity if the security is available for sale. CMS Energy has nuclear decommissioning and SERP trusts classified as available for sale securities with an amortized cost of $212 million and a fair market value of $211 million. An unrealized loss on available for sale securities of $2 million, $1 million and $1 million, net of taxes, is included in common stockholders' equity for three, six and 12 months ended June 30, 1994. CMS Energy also has certain equity investments classified as trading securities with a carrying cost of $12 million and a fair market value of $15 million. An unrealized gain (loss) on trading securities of $(1) million, $2 million and $2 million, net of taxes, is included in other income for three, six and 12 months ended June 30, 1994.


8:   Capitalization and Other

CMS Energy

In January 1994, CMS Energy filed a registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. The net proceeds are being used to reduce the amount of Notes outstanding and for general corporate purposes. As of July 31, 1994, CMS Energy had committed to issue approximately $40 million of GTNs with interest rates ranging from 6.75 to 7.50 percent and to reduce the principle amount of Notes outstanding by $55 million.

On July 29, 1994, CMS Energy refinanced its Secured Credit Facility with a new $400 million Unsecured Credit Facility and extended the termination date to June 30, 1997. At July 31, 1994, $129 million was outstanding at a weighted average interest rate of 7.25 percent.


Consumers Power

Debt

Consumers has authorization from the FERC to issue or guarantee up to $900 million of short-term debt through December 31, 1994. Consumers has a $470 million facility to finance seasonal working capital requirements and unsecured, committed lines of credit aggregating $165 million. At June 30, 1994, Consumers had $100 million and $29 million, respectively, outstanding under these facilities.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with appropriate state and federal law. In the first quarter of 1994, Consumers redeemed first mortgage bonds totaling $100 million. These redemptions completed Consumers' commitment to the MPSC, under the 1993 authorization to issue first mortgage bonds, to refinance certain long-term debt.

In January 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for a fixed-rate interest of 5.2 percent on the latest maturing $250 million of the then remaining $500 million obligation under its long-term credit agreement. The swap arrangement has the same term as the debt agreement and had the effect of increasing the weighted average interest rate to 4.8 percent from 3.9 percent for the 12-month period ended December 31, 1993. Under this credit agreement at December 31, 1993, Consumers was required to make 10 remaining quarterly principal payments of approximately $47 million. As of December 31, 1993, the outstanding balance under this credit agreement totaled $469 million with a weighted average interest rate of 4.0 percent.

Other

Consumers has an established $500 million trade receivables purchase and sale program. At June 30, 1994, receivables sold under the agreement totaled $205 million as compared to $285 million at December 31, 1993.

In March 1994, Consumers issued and sold 8 million shares of Consumers' $2.08 Class A Preferred Stock (cumulative, without par value) with a stated annual dividend rate of 8.32 percent. Net proceeds to Consumers were $193 million. The stock is redeemable at the option of Consumers, on or after April 1, 1999, at a redemption price of $25 per share plus accrued dividends.

In May 1994, Consumers received a $100 million equity investment from CMS Energy. The investment was consistent with CMS Energy's plan to improve Consumers' capital structure and was recognized and included in the capitalization structure employed by the MPSC as part of Consumers' most recent electric rate order.

At December 31, 1992, Consumers effected a quasi-reorganization, an elective accounting procedure in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. This action had no effect on CMS Energy's consolidated financial statements. As a result of the quasi-reorganization and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993. Consumers has continued paying common stock dividends in 1994, including $16 million attributable to 1993 earnings, and $66 million, attributable to current year earnings. Additionally, in July 1994, Consumers declared a $31 million common stock dividend which is payable in August 1994.

In January 1994, Consumers amended its nuclear fuel lease to include fuel previously owned at Big Rock and further increased the maximum amount of nuclear fuel that could be leased to $80 million. At June 30, 1994, $66 million was under lease.

In November 1992, the FASB issued SFAS 112, Employers' Accounting for Postemployment Benefits, which Consumers adopted January 1, 1994. Consumers pays for several postemployment benefits, the most significant being workers' compensation. Because Consumers' postemployment benefit plans do not vest or accumulate, the standard did not materially impact Consumers' financial position or results of operations.
NOMECO

In November 1993, NOMECO amended the terms of its revolving credit agreement and increased the amount to $110 million. At June 30, 1994, $83 million of revolving credit debt was outstanding at a weighted average interest rate of 5.7 percent.

NOMECO has hedging arrangements which are used to reduce the risk of price fluctuations for its gas purchases and its sale of oil and gas. These arrangements limit potential gains/losses from any future decrease/increase in the spot prices.

NOMECO has one gas supply hedge arrangement which is used to fix the price that NOMECO will pay for gas to supply 100 percent of one gas sale contract for the years 2001 - 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed, escalated price starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 MMBtu. If the "floating price," essentially the then current Gulf Coast spot price, for a period is higher than the "fixed price," the seller pays NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $2 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $2 million and up to $10 million, which is the maximum exposure under this hedge arrangement. At December 31, 1993, the seller had arranged a letter of credit in NOMECO's favor for $10 million.

NOMECO also periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1993, NOMECO was party to gas price collar contracts on 7.3 bcf of gas for the delivery months of January through December 1994 at prices ranging from $2.05 to $2.30 per MMBtu. These hedging arrangements are accounted for as hedges; accordingly, any gains or losses are deferred and recognized on the
settlement dates.   As of December 31, 1993 and June 30, 1994, the fair
value of these hedge arrangements was not materially different than the book value.

Enterprises

In May 1994, MOAPA redeemed $22 million of Clark County, Nevada tax-exempt bonds. The bonds had been included in current maturities on the balance sheet and the funds held in a trust account had been included as other current assets. The bonds were issued in 1990 for the purpose of providing partial funding for the development of a proposed tires-to-energy solid waste disposal and resource recovery facility. The bonds were redeemed due to the Nevada Public Service Commission's rejection of a signed power purchase agreement for the facility.

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


Consolidated earnings for the quarters ended June 30, 1994 and 1993

Consolidated net income totaled $30 million or 35 cents per share for the second quarter of 1994, compared to $24 million or 30 cents per share for the corresponding second quarter of 1993. The increased net income reflects increased electric utility sales resulting from Michigan's continuing economic growth and warmer temperatures. Net income also benefited from a mid-May 1994 electric rate increase and the lowering of property taxes in Michigan.


Consolidated earnings for the six months ended June 30, 1994 and 1993

Consolidated net income totaled $108 million or $1.27 per share for the six months ended June 30, 1994, compared to $96 million or $1.20 per share for the six months ended June 30, 1993. The increased net income reflects increased electric utility sales and gas utility deliveries resulting from increased motor vehicle production, increased levels of employment and the overall strong economic expansion in Consumers' service territory. In addition, net income benefited from a mid-May 1994 electric rate increase.


Consolidated earnings for the 12 months ended June 30, 1994 and 1993

Consolidated net income totaled $167 million or $1.99 per share for the 12 months ended June 30, 1994, compared to a net loss of $266 million or $3.33 per share for the 12 months ended June 30, 1993. The increased net income reflects the impact of the Settlement Order related to the cost recovery for power purchases from the MCV Partnership, the benefit of increased electric utility sales and gas utility deliveries, and the impact of a mid-May 1994 electric rate increase.


Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its principal subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities. CMS Energy's consolidated cash from operations was derived mainly from Consumers' sale and transportation of natural gas and its sale and transmission of electricity and from NOMECO's sale of oil and natural gas. Consolidated cash from operations for the first six months of 1994 primarily reflects the benefits of Consumers' record-setting electric sales and significantly higher gas deliveries.

Financing Activities

As a result of the 1992 quasi-reorganization (see Note 8 of the Condensed Notes to Consolidated Financial Statements), and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993. Consumers has continued paying common stock dividends in 1994, including $16 million attributable to 1993 earnings, and $66 million attributable to current year earnings. Additionally, in July 1994, Consumers declared a $31 million common stock dividend, payable in August 1994.

In January 1994, CMS Energy filed a shelf registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. The net proceeds are being used to reduce the amount of Notes outstanding and for general corporate purposes. As of July 31, 1994, CMS Energy had committed to issue approximately $40 million of GTNs with interest rates ranging from 6.75 to 7.50 percent and to reduce the principle amount of Notes outstanding by $55 million.

During February and March 1994, Consumers continued to reduce its future interest charges by retiring $100 million of high-cost first mortgage bonds. Also, in March 1994, Consumers issued and sold 8 million shares of Class A Preferred Stock (cumulative, without par value) with a stated annual dividend rate of 8.32 percent. Net proceeds of $193 million from the sale are targeted for general corporate purposes, including debt retirement and improvements to Consumers' distribution systems.

On July 29, 1994, CMS Energy refinanced its Secured Credit Facility with a new $400 million Unsecured Credit Facility and extended the termination date to June 30, 1997. At July 31, 1994, $129 million was outstanding at a weighted average interest rate of 7.25 percent.

Investing Activities

Capital expenditures (excluding assets placed under capital lease), deferred demand-side management costs and investments in unconsolidated subsidiaries totaled $296 million for the first six months of 1994 as compared to $283 million for the first six months of 1993. These amounts primarily represent capital investments in CMS Energy's electric and gas utility segments, and the continued expansion of the non-utility business segments. CMS Energy's expenditures for the first six months of 1994 for its utility and non-utility businesses were $198 million and $98 million, respectively.

Outlook

CMS Energy estimates that capital expenditures, including demand-side management and new lease commitments, will total approximately $2.1 billion for the years 1994 through 1996. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Additionally, CMS Energy will continue to evaluate capital markets in 1994 as a potential source of financing its subsidiaries' investing activities.

                                                               In Millions
Years Ended December 31                           1994      1995      1996
- --------------------------------------------------------------------------
Electric utility                                 $ 354     $ 388     $ 308
Gas utility                                        131       122       111
Oil and gas exploration and production             161       100       100
Independent power production                        62       101        99
Natural gas pipeline, storage and marketing         28        30        15
                                                  ------------------------
                                                 $ 736     $ 741     $ 633
============================================================================

Consumers' short-term sources of credit include a $470 million working capital facility and unsecured, committed lines of credit totaling $165 million. At June 30, 1994, Consumers had $100 million and $29 million, respectively, outstanding under these facilities. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1994. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At June 30, 1994, receivables sold totaled $205 million as compared to $285 million at December 31, 1993.


Electric Utility Operations

Comparative Results of Operations

Electric Pretax Operating Income for the quarters ended June 30, 1994 and 1993: During the second quarter of 1994, electric pretax operating income increased $33 million from the 1993 level. This increase reflects higher electric system sales from both economic growth and the impact of warmer weather on customer use of air conditioning equipment. Increased pretax operating income also reflects the benefit of an electric rate increase which went into effect during mid-May 1994 and the impact of lower property taxes in Michigan. Also, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to DSM, based on having achieved all objectives agreed-upon with the MPSC (see Note 3).
The increased sales growth is supported by Michigan's improvement in employment and economic conditions. Several hourly, daily and monthly records of electric use were also set during June 1994.

Electric Pretax Operating Income for the six months ended June 30, 1994 and 1993: The $40 million improvement in 1994 electric pretax operating income compared to 1993 primarily is the result of increased electric system sales and the May 1994 electric rate increase. Consumers Power customers used more electricity during the first half of 1994 than in the first half of any year in Consumers' history due in large part to Michigan's increased levels of employment and overall economic expansion, as well as record-setting warm temperatures in June.

Electric Pretax Operating Income for the 12 months ended June 30, 1994 and 1993: The $135 million improvement in 1994 electric pretax operating income compared to 1993 primarily is the result of an increase of $75 million relating to the resolution of the recoverability of MCV power purchase costs under the PPA, increased electric system sales of $58 million and the May 1994 electric rate increase, partially offset by higher costs related to system reliability improvements.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended June 30:

                                                             In Millions
                       Quarter ended   Six months ended  12 months ended
                           1994 Over          1994 Over        1994 Over
                        (Under) 1993       (Under) 1993     (Under) 1993
- ------------------------------------------------------------------------
Sales growth                     $10                $20              $45
Weather                            2                  5               13
Resolution of MCV
 power cost issues                 -                  -               75
Rate increases and other
 regulatory issues                17                 18               29
O&M, general taxes and
 depreciation (a)                  4                 (3)             (27)
                                ----------------------------------------
    Total change                 $33                $40             $135
========================================================================

(a) The 12 months ended variance was largely caused by Consumers' system reliability improvement program.

Electric Sales: Electric system sales during the second quarter of 1994 totaled 8.0 billion kWh, a 6.2 percent increase from 1993 levels. During the three month 1994 period, residential and commercial sales increased
3.8 percent and 5.7 percent, respectively, while industrial sales increased 8.1 percent, in each case over the corresponding period in 1993. Consumers' electric sales have benefited from improved employment and economic conditions, including General Motors Corporation's decisions to expand truck and car production in Michigan assembly plants. Electric system sales during the six months ended June 30, 1994 totaled 16.3 billion kWh, a 5.8 percent increase from 1993 levels. During the six month 1994 period, residential and commercial sales increased 4.2 percent and 3.8 percent respectively, while industrial sales increased 7.4 percent. Electric system sales during the 12 months ended June 30, 1994 totaled 32.6 billion kWh, a 5.6 percent increase from 1993 levels. During the 12 month ended 1994 period, residential and commercial sales increased
5.1 percent and 4.6 percent respectively, while industrial sales increased
7.3 percent. Growth in the industrial sales was the strongest in the automotive and chemical sectors.

The following table quantifies electric sales by customer type for the periods ended June 30:

Electric Sales                                             Millions of kWh
                         Quarter ended  Six months ended   12 months ended
                         1994     1993     1994     1993     1994     1993
- --------------------------------------------------------------------------
Residential             2,318    2,234    5,157    4,947   10,276    9,782
Commercial              2,235    2,114    4,433    4,269    9,073    8,676
Industrial              3,139    2,905    6,001    5,589   11,953   11,143
Sales for resale          279      256      660      553    1,249    1,217
                        --------------------------------------------------

 System sales (a)       7,971    7,509   16,251   15,358   32,551   30,818
==========================================================================

(a) Excludes intersystem exchanges of power with other utilities through joint dispatching for the economic benefit of customers.

Power Costs: Power costs for the three-month period ending June 30, 1994 totaled $243 million, a $31 million increase from the corresponding 1993 period. This increase primarily reflects greater power purchases from outside sources to meet increased sales demand and to supplement decreased generation at Palisades due to an outage. Power costs for the six-month period ending June 30, 1994 totaled $487 million, a $73 million increase from the corresponding 1993 period essentially for the same reasons as the quarter-over-quarter variance. Power costs for the 12-month period ending June 30, 1994 totaled $980 million, an $120 million increase from the corresponding 1993 period essentially for the same reasons as the quarter-over-quarter and the six-month ended variances.

Electric Utility Rates

Power Purchases from the MCV Partnership: Consumers is obligated to purchase 1,132 MW in 1994 and 1,240 MW in 1995 and thereafter, of contract capacity from the MCV Partnership. In 1993, the MPSC issued the Settlement Order that allows Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with certain estimates by Consumers, and other factors required by the Settlement Order, resulted in Consumers recognizing an after-tax loss of $343 million for the present value of estimated future underrecoveries of power purchases from the MCV Partnership. Except for adjustments to reflect the time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals. Although the settlement loss was recorded in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $33 million for the first six months of 1994. Consumers estimates that its after-tax cash underrecoveries will total $56 million in 1994, increasing slightly for 1995 through 1997, and then decreasing to $8 million in 1998. Possible additional losses for the next five years if Consumers is unable to sell any capacity above the MPSC's authorized level are estimated to be $14 million in 1994, increasing slightly for 1995 through 1997, and then increasing to $72 million in 1998.

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

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. It appears from the face of the complaint that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. While management believes that the possibility of the alleged damages being awarded is remote, CMS Energy and Consumers are unable to predict the outcome of this issue. In addition, CMS Holdings has filed a lawsuit in a local circuit court seeking reimbursement of $7 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. Consumers is unable to predict the outcome of this issue.

In May 1994, Consumers was notified by the MCV that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct. The amount in dispute, which relates to the period beginning in 1990 and continuing through the term of the PPA, is estimated by the MCV Partnership to total $8 million annually. The parties are in the process of selecting an arbitrator and establishing a schedule for arbitration. Consumers cannot predict the timing and outcome of these proceedings. For further information regarding power purchases from the MCV Partnership, see Note 2.

In July 1994, Consumers agreed to pay $30 million to terminate a separate power purchase agreement with a 65 MW coal-fired cogeneration facility. Consumers is seeking MPSC approval to substitute 65 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Consumers believes the termination agreement and the proposed substitution of capacity represents significant savings to its customers and will record a regulatory asset for $30 million, which it believes will ultimately be recoverable in rates.

PSCR Issues: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. From mid-February through mid-June 1994, Palisades was temporarily taken out of service to repair valve-leakage and conduct other needed inspections and repairs. Recovery of replacement power costs and the prudency of actions taken during the outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues. For more information on the potential impact of the outages, see Note 3.

Electric Rate Case: On May 10, 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. On June 9, 1994, Consumers filed a petition for rehearing and clarification of this MPSC order. The petition requests reconsideration of certain issues, which include an incremental revenue requirement of $26 million for 1995, the level of rate cross-subsidization, the level of future DSM expenditures and the calculation of DSM-related incentives and penalties.

Special Rates: In June 1994, Consumers also filed a request with the MPSC, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers proposes to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. To serve these customers, Consumers would use power purchases from the MCV Partnership which exceed the 915 MW currently recoverable from electric retail customers. The MPSC has granted an expedited hearing schedule that calls for final briefs to be filed in November 1994. A final order is expected near the end of 1994. For further information, see Note 3.

Electric Conservation Efforts

In 1993, Consumers completed the customer participation portion of several demand-side management programs designed to encourage the efficient use of energy. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on electric common equity may be adjusted for one year either upward by up to 1 percent or downward by up to 2 percent. The proceedings before the MPSC have started and based on the criteria set out in the demand-side management settlement agreement approved by the MPSC in 1992, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately order a 1 percent increase on its return on common equity to be in effect for one year. Accordingly, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to its demand-side management program. A final order from the MPSC is expected by mid-1995. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that authorized Consumers to continue certain demand-side management programs at reduced levels. For further information, see Note 3.


Electric Capital Expenditures

CMS Energy estimates capital expenditures, including deferred demand-side management costs and new lease commitments, related to its electric utility operations of $354 million for 1994, $388 million for 1995 and $308 million for 1996. These amounts include an attributed portion of anticipated capital expenditures for common plant and equipment.

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

Electric Outlook

A recent NRC review of Consumers' performance at Palisades showed a decline in performance. Management believes that an increased emphasis on internal assessments will improve performance at Palisades. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. The inspection, completed in June 1994, found performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the problems at Palisades. The NRC did not place Palisades on either of the NRC's "Troubled" or "Declining Performance" lists. Consumers is required to file a response to the NRC's diagnostic evaluation report by August 18, 1994, and is currently finalizing a performance improvement plan which will form the basis for that response. Attaining and maintaining acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned level of expenditures.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks are now pending at the U.S. Sixth Circuit Court of Appeals. If Consumers is unable to continue to use the casks as planned, significant costs could be incurred, including replacement power costs during any resulting plant shutdown and costs related to removal of the dry cask system. In March 1994, Consumers agreed to a request from the NRC to complete certain tests and analysis regarding Consumers' cask storage site, including the effects of an earthquake on the surrounding soil and the support pad on which the casks are placed. These tests and analysis have been completed and conclude that the storage system is adequate. The results were reviewed by the NRC staff, and in May 1994, the NRC issued a preliminary report confirming the safety of Consumers' dry cask storage system. For further information on Consumers' dry cask storage, see Note 4.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. For further information on nuclear decommissioning, see Note 4.

Consumers has experienced recent increases in complaints relating primarily to the effect of so-called stray voltage on certain livestock.
A complaint seeking certification as a class action suit was filed in 1993 against Consumers alleging significant damages, primarily related to certain livestock. Consumers believes the allegations to be without merit and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit. This decision is being appealed by the plaintiffs and a number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At August 10, 1994, Consumers had 91 separate stray voltage lawsuits pending (see
Note 4).

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives designed to compete with self-generation options. Although Consumers' electric rates are competitive with other regional utilities, Consumers has on file with the FERC two open access interconnection tariffs which could have the effect of increasing competition for wholesale customers. As part of its most recent electric rate case, the MPSC reduced the level of rate subsidization of residential customers by commercial and industrial customers so as to further improve rate competitiveness for its largest customers. Consumers has also requested MPSC authorization to offer special contract rates to attract industrial and commercial customers into its service territory and to retain certain customers using high amounts of electricity that have expressed an intention and have the ability to acquire energy from other sources (see Note 3).

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. Rates to be used for the experiment have yet to be determined and a final MPSC order on the program is not expected until mid-1995. Consumers does not expect this experiment to have a material impact on its financial position or results of operations.

On July 15, 1994, the FERC approved new 40-year licenses for 11 of Consumers' hydroelectric plants, confirming planned environmental expenditures. In issuing the licenses, the FERC approved, with modifications, a settlement agreement signed by Consumers, the Attorney General, the DNR and other state and federal officials. The parties to the original settlement agreement have 30 days to approve the settlement agreement as modified. The agreement requires Consumers to make payments and investments which could total $30 million over the license periods for such things as environmental safeguards and fishery habitat improvements.


Gas Utility Operations

Comparative Results of Operations

Gas Pretax Operating Income for the quarters ended June 30, 1994 and 1993:
During the second quarter of 1994 gas pretax operating income decreased
$3 million from the 1993 level. This decrease reflects lower gas deliveries (both sales and transportation volumes), and higher costs related to system reliability improvements.

Gas Pretax Operating Income for the six months ended June 30, 1994 and 1993: The $8 million improvement in 1994 gas pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs, partially offset by higher costs related to system reliability improvements.

Gas Pretax Operating Income for the 12 months ended June 30, 1994 and 1993: The $32 million improvement in 1994 gas pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs.

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended June 30:

                                                             In Millions
                       Quarter ended   Six months ended  12 months ended
                           1994 Over          1994 Over        1994 Over
                        (Under) 1993       (Under) 1993     (Under) 1993
- ------------------------------------------------------------------------
Deliveries                      $(4)               $ 13              $21
Regulatory recovery
 of gas cost                      2                   1                8
O&M, general taxes
 and depreciation                (1)                 (6)               3
                               -----------------------------------------
                                $(3)               $  8              $32
========================================================================

Gas Deliveries: Gas sales and gas transported during the second quarter of 1994 totaled 71.7 bcf, a 3.7 percent decrease from the corresponding 1993 level. For the six months ended June 30, 1994 gas sales and gas transported totaled 247.7 bcf, a 7.5 percent increase from the corresponding 1993 level. For the 12 months ended June 30, 1994 gas sales and gas transported totaled 425.1 bcf, a 6.5 percent increase from the corresponding 1993 level.

The following table quantifies gas deliveries by customer type for the periods ended June 30:

Gas Sales                                                 Thousands of Mcf
                         Quarter ended  Six months ended   12 months ended
                         1994     1993     1994     1993     1994     1993
- --------------------------------------------------------------------------
Residential            25,366   27,616  111,678  104,662  181,873  172,053
Commercial              7,404    8,347   36,237   33,810   58,306   55,025
Industrial              1,876    2,119    9,069    8,332   14,656   13,638
Other                     135       24      241      109      362      190
                       ---------------------------------------------------
  Gas sales            34,781   38,106  157,225  146,913  255,197  240,906
Transportation
 deliveries            14,064   14,551   39,387   37,530   72,333   68,413
Transportation for MCV 19,020   17,844   39,326   35,544   77,186   65,607
Off-system trans-
 portation service      3,854    3,996   11,801   10,454   20,420   24,377
                       ---------------------------------------------------
  Total deliveries     71,719   74,497  247,739  230,441  425,136  399,303
==========================================================================

Cost of Gas Sold: The utility cost of gas sold for the second quarter of 1994 decreased $7 million from the 1993 level. The utility cost of gas sold for the six months ended and 12 months ended June 30 increased $10 million and $2 million, respectively, from the corresponding 1993 levels. These increases reflect higher deliveries partially offset by lower costs per mcf. The lower costs per mcf are due to more favorable gas contracts with interstate suppliers, resulting from the impact of FERC Order 636, and the termination and expiration of high-cost contracts with certain Michigan gas producers.

Gas Utility Rates

In July, 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits computed under SFAS 106 against earnings over the last six months of 1994. This charge against earnings will partially offset costs related to state property taxes which have been reduced. The agreement was reached in response to an assertion by the MPSC staff that gas utility business earnings for 1993 were in excess of the currently authorized level. The agreement also provides for an additional $4 million of 1995-related SFAS 106 costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers committed to file a gas rate case before December 31, 1994, that will, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, into its retail gas rates. A final order should be received approximately 9 to 12 months after the request is filed. No assurance can be given as to the level of rates which will be authorized by the MPSC. Consumers' gas distribution business is currently authorized to earn a 13.25 percent rate of return on equity. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

A dispute involving pricing under contracts Consumers had with eight direct gas suppliers has been recently resolved. The dispute revolved around whether the price Consumers pays Trunkline for gas was the proper reference price for these eight gas supply contracts. Consumers and seven of the suppliers have agreed to enter into new contracts, at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier agreed to terminate their existing contract.

In July 1993, Michigan Gas Storage submitted a notice of rate change with the FERC to revise its operation and maintenance expenses for 1993 and update plant costs to reflect the addition of $27 million of new plant additions in 1993 and began collecting the revised rates subject to refund and a hearing in February 1994. In June 1994, the FERC approved a stipulation and agreement in full settlement of the rate proceeding, which provides Michigan Gas Storage with estimated annual revenues of $20 million. For further information regarding gas utility rates, see Note 3.

Gas Capital Expenditures

CMS Energy estimates capital expenditures, including new lease commitments, related to its gas utility operations of $131 million for 1994, $122 million for 1995 and $111 million for 1996. These amounts include an attributed portion of anticipated capital expenditures for common plant and equipment.

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

Consumers has prepared plans for remedial investigation/feasibility studies for several of these manufactured gas plant sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of three plans for remedial investigation/feasibility studies submitted by Consumers and is currently reviewing the third.

The preliminary findings for the first remedial investigation/feasibility study indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers did not believe that a single site was representative of all of the sites. Data available to Consumers and its continued internal studies have resulted in an estimate of remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. At June 30, 1994, Consumers has accrued a liability for $40 million, representing the minimum amount in the range. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods. In order to be recovered in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC stated that the length of the period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.


Oil and Gas Exploration and Production

Pretax Operating Income

Pretax operating income for the three months ended June 30, 1994 decreased $2 million from the same period in 1993 primarily reflecting lower average market prices for oil and gas partially offset by higher gas sales volumes. Pretax operating income for the six months ended June 30, 1994 decreased $4 million from June 30, 1993 primarily for the same reasons stated above. The twelve months ended June 30, 1994 pretax operating income decrease of $13 million from the comparable period in 1993 reflects lower average market prices for oil and gas and $10 million of international write-offs for the 1994 period compared to $4 million in 1993.

Capital Expenditures

In June 1994, NOMECO acquired for $22.5 million a working interest in the Espinal block in Colombia, South America, from Sun Company, Inc. The block is operated by LASMO (Columbia Limited). The other interest holder is Empresa Colombiana de Pelroleos (Ecopetrol), the Colombian State Oil Company. The block which includes 250,000 acres is currently producing 5,000 barrels of oil per day and is expected to exceed 8,500 barrels per day later this year. NOMECO estimates the block to contain at least 75 million barrels of proven oil reserves of which NOMECO's share is nine million barrels, a 12.4 percent interest.

1994 capital expenditures also reflect pipeline and road construction and development drilling in Ecuador. CMS Energy currently plans to invest $361 million for the years 1994 through 1996 in its oil and gas exploration and production operations. These anticipated capital expenditures primarily reflect continued development of Ecuador and Colombia oil, Michigan Antrim gas and further reserve acquisition.


Independent Power Production

Pretax Operating Income

Pretax operating income for the three months ended June 30, 1994 increased $2 million from the 1993 period primarily reflecting additional equity earnings by the CMS Generation subsidiaries due to the addition of new electric generating capacity. Pretax operating income increased $1 million and $11 million for the six and twelve months ended June 30, 1994, respectively over the comparable 1993 periods. These increases reflect increases in subsidiary earnings and the addition of new electric generating capacity.

Capital Expenditures

CMS Energy continued expansion of its independent power production segment during the first six months of 1994. In January, CMS Generation announced that S.T./CMS Electric Co. has a definitive agreement with the Tamil Nadu State Electric Board in India to supply 250 MW of electric capacity and energy from a lignite-fired plant to be built in Neyveli, India. Construction of the $470 million plant is scheduled to begin in late 1994 or early 1995 with commercial operation scheduled in 1997. CMS Generation will be the project manager and plant operator and will hold a 40 percent ownership interest.

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

In May 1994, CMS Generation announced it had acquired a 25 percent ownership interest in a 235 MW mixed fuel independent power generation project to be built in Jegurupadu, Andhra Pradesh, India. CMS Generation will provide project management services and will be the operator of the plant. The Andhra Pradesh State Electric Board has signed a 30 year contract for the purchase of the plant's entire electric output. Construction of the natural gas and naptha-fueled combined-cycle project is expected to begin in late 1994, with completion scheduled by the end of 1996. The project is estimated to cost $300 million.

Also in May 1994, CMS Generation announced it had acquired a 25 percent ownership interest in Magellan Utility Development Corporation, which is developing a 300 MW coal-fired power project at Pinamucan in Batangas Province, the Philippines. CMS Generation will be the project manager and plant operator. Magellan Utility Development Corporation has signed a 25-year power purchase agreement with the Manila Electric Company, the largest private electric utility in the Philippines, for the plant's entire electric output. Construction of the project is scheduled to begin later this year. The plant is scheduled to be completed by year-end 1997 at a cost of $300 million. The project has the potential to be expanded to 600 MW.

In June 1994, CMS Generation announced it had acquired a 41 percent ownership interest in the Lujan de Cuyo electric generating plant in western Argentina's Mendoza Province. CMS Generation is the lead developer and will become the plant operator. This facility has the potential to produce 412 MW of generating capacity from oil and natural gas and currently sells 135 MW of capacity on the Argentine wholesale electric market.

CMS Generation is in process of acquiring a 32.5 percent ownership interest in two operating power plants totaling 135 MW of generating capacity located on the island of Cebu in the Philippines. CMS Generation is the managing partner of a consortium which purchased the plants, and will also be the operator of the 93 MW coal- and oil-fueled Sangi station and the 42 MW oil-fired Carmen station.

CMS Energy currently plans to invest $262 million relating to its independent power production operations for the years 1994 through 1996, primarily in domestic and international subsidiaries and partnerships.


Natural Gas Pipeline Storage and Marketing

Pretax Operating Income

Pretax operating income increased $1 million, $2 million and $2 million for the three, six and twelve months ended June 30, 1994 compared to the comparable 1993 periods, reflecting earnings growth from gas pipeline and storage projects and gas marketed to end-users.

Capital Expenditures

CMS Energy continued its expansion of its natural gas pipeline, storage and marketing segment during 1994. In the first quarter of 1994 CMS Gas Transmission acquired a 50 percent ownership interest in Moss Bluff Gas Storage Systems, an existing 5 bcf high deliverability salt cavern storage facility on the Gulf Coast of Texas for $18 million. CMS Gas Transmission has also agreed to develop an additional 4 bcf salt cavern at Moss Bluff which is expected to be in service by the beginning of the winter of 1995-1996.

In April 1994, CMS Gas Transmission entered into an agreement in principle to develop a North American natural gas market center in southeastern Michigan. The Grands Lacs Market Center will provide a major exchange and storage point for natural gas buyers and sellers throughout the midwest and northeast United States and Canada.

In June 1994, CMS Gas Transmission announced it had reached an agreement with MichCon to jointly own proposed new natural gas pipeline facilities in northern Michigan. The agreement, subject to approval by the MPSC, will allow construction of an estimated $170 million of new natural gas facilities to serve the growing Antrim gas production. Facilities to be constructed under the agreement include a 25-mile pipeline in which CMS Gas Transmission and MichCon will each hold a 50 percent ownership interest and up to four jointly-owned gas treatment plants to remove naturally occurring carbon dioxide from Antrim gas to meet pipeline quality specifications. The new pipeline facilities will allow increased gas production in Michigan's Antrim shale formation to be accessible to the natural gas transmission systems of Consumers Power, Great Lakes Gas Transmission, MichCon and ANR Pipeline Co. Depending on MPSC approval, construction of the facilities could begin by late 1994.

CMS Energy currently plans to invest $73 million for the years 1994 through 1996 relating to its non-utility gas operations, continuing to pursue development of natural gas storage, gas gathering and pipeline operations both domestically and internationally.


Other

Other Income: Other income decreased $13 million and $17 million for the second quarter of 1994 and the first half of 1994, respectively, when compared to the corresponding 1993 periods, reflecting the impact of the sale of the remaining MCV Bonds. The $324 million improvement in Other Income when comparing the 12 months ended June 30, 1994 to the corresponding 1993 period reflects the impact of the March, 1993 Settlement Order related to power purchases from the MCV Partnership. The 12 months ended June 30, 1993 included an after-tax $343 million charge related to the Settlement Order.

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
















                   (This page intentionally left blank)

                           ARTHUR ANDERSEN & CO.




                 Report of Independent Public Accountants




To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month, six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                           Arthur Andersen & Co.


Detroit, Michigan,
    August 8, 1994.

                                                Consumers Power Company
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                      Three Months Ended   Six Months Ended  Twelve Months Ended
                                                           June 30             June 30             June 30
                                                        1994      1993      1994      1993      1994      1993
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                            $  549    $  488    $1,094    $  978    $2,193    $1,907
  Gas                                                    183       192       711       687     1,184     1,155
  Other                                                    2         1         3         3         6        (1)
                                                      ---------------------------------------------------------
      Total operating revenue                            734       681     1,808     1,668     3,383     3,061
                                                      ---------------------------------------------------------

OPERATING EXPENSES AND TAXES
  Operation
    Fuel for electric generation                          70        71       150       141       302       288
    Purchased power - related parties                    118       113       240       220       486       460
    Purchased and interchange power                       55        28        97        53       192       112
    Cost of gas sold                                      93       100       427       417       687       685
    Other                                                137       126       262       245       533       507
                                                      ---------------------------------------------------------
      Total operation                                    473       438     1,176     1,076     2,200     2,052
  Maintenance                                             48        54        91        98       196       200
  Depreciation, depletion and amortization                74        70       169       161       324       312
  General taxes                                           34        45        94       103       179       187
                                                      ---------------------------------------------------------
      Total operating expenses                           629       607     1,530     1,438     2,899     2,751
                                                      ---------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric                                                86        53       174       134       326       191
  Gas                                                     18        21       102        94       155       122
  Other                                                    1         -         2         2         3        (3)
                                                      ---------------------------------------------------------
      Total pretax operating income                      105        74       278       230       484       310

INCOME TAXES                                              25        17        79        62       133        74
                                                      ---------------------------------------------------------
NET OPERATING INCOME                                      80        57       199       168       351       236
                                                      ---------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  MCV Bond income                                          -         8         -        16        16        33
  Dividends from affiliates                                4         4         8         8        16        16
  Accretion income                                         4         3         7         7        13        15
  Accretion expense (Note 2)                              (9)       (9)      (18)      (18)      (36)      (18)
  Loss on MCV power purchases - settlement                 -         -         -         -         -      (520)
  Other income taxes, net                                  2         4         7        10        22       188
  Other, net                                               -         -         -        (3)        4        (4)
                                                      ---------------------------------------------------------
      Total other income (deductions)                      1        10         4        20        35      (290)
                                                      ---------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                              33        37        67        75       145       149
  Other interest                                           2         4         5        10        17        23
  Capitalized interest                                     -         -         -        (1)       (1)       (1)
                                                      ---------------------------------------------------------
      Net interest charges                                35        41        72        84       161       171
                                                      ---------------------------------------------------------
Net Income (Loss)                                         46        26       131       104       225      (225)

Preferred Stock Dividends                                  7         3        10         6        15        11
                                                      ---------------------------------------------------------
NET INCOME (LOSS) AFTER DIVIDENDS ON PREFERRED STOCK  $   39    $   23    $  121    $   98    $  210    $ (236)
                                                      =========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                Consumers Power Company
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                 Six Months Ended       Twelve Months Ended
                                                                     June 30                   June 30
                                                                 1994        1993         1994         1993
                                                                ------      ------       ------       ------
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ 131       $ 104        $ 225        $(225)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $24, $23,
          $48 and $46, respectively)                              169         161          324          312
        Capital lease and other amortization                       12          16           26           38
        Deferred income taxes and investment tax credit            46          41           54         (164)
        Accretion expense (Note 2)                                 18          18           36           18
        Accretion income - abandoned Midland project               (7)         (7)         (13)         (15)
        MCV power purchases - settlement (Note 2)                 (45)        (47)         (82)         (47)
        Loss on MCV power purchases - settlement (Note 2)           -           -            -          520
        Other                                                      (2)         (3)          (3)          (6)
        Changes in other assets and liabilities                    48          44         (120)          47
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               370         327          447          478
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (194)       (194)        (451)        (448)
  Investments in nuclear decommissioning trust funds              (24)        (23)         (48)         (46)
  Deferred demand-side management costs                            (4)        (28)         (28)         (47)
  Cost to retire property, net                                    (14)        (13)         (33)         (18)
  Sale of subsidiary                                                -           -          (14)           -
  Other                                                             2          (1)           1           (2)
  Proceeds from sale of property                                    1           1            2           11
  Proceeds from Midland-related assets                              -           -          322           10
  Proceeds from loan to affiliate                                   -           -            -           50
  Proceeds from Bechtel settlement                                  -           -            -           46
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (233)       (258)        (249)        (444)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                      (130)         26         (112)         113
  Retirement of bonds (Note 8)                                   (100)        (46)        (694)         (50)
  Repayment of bank loans                                         (94)          -         (125)           -
  Payment of common stock dividends                               (82)        (57)        (158)         (57)
  Payment of capital lease obligations                            (11)        (13)         (23)         (32)
  Retirement of other long-term debt                               (7)          -           (8)           -
  Payment of preferred stock dividends                             (6)         (6)         (11)         (11)
  Proceeds from preferred stock                                   193           -          193            -
  Contribution from stockholder                                   100           -          100            -
  Proceeds from bonds                                               -          58          586           58
                                                                ------      ------       ------       ------
          Net cash provided by (used in) financing activities    (137)        (38)        (252)          21
                                                                ------      ------       ------       ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS      -          31          (54)          55

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           13          36           67           12
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  13       $  67        $  13        $  67
                                                                ======      ======       ======       ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                                Consumers Power Company
                                              Consolidated Balance Sheets
                                                                  June 30                     June 30
                                                                    1994      December 31       1993
                                                                (Unaudited)       1993      (Unaudited)
                                                                                            In Millions
                                         ASSETS
PLANT (At original cost)
  Electric                                                         $5,457        $5,347        $5,148
  Gas                                                               1,873         1,837         1,754
  Other                                                               282           253           220
                                                                   -----------------------------------
                                                                    7,612         7,437         7,122
  Less accumulated depreciation, depletion and amortization         3,689         3,550         3,465
                                                                   -----------------------------------
                                                                    3,923         3,887         3,657
  Construction work-in-progress                                       265           248           345
                                                                   -----------------------------------
                                                                    4,188         4,135         4,002
                                                                   -----------------------------------
INVESTMENTS
  Stock of affiliates (Note 7)                                        310           291           290
  First Midland Limited Partnership (Note 2)                          215           213           210
  Midland Cogeneration Venture Limited Partnership (Note 2)            67            67            68
  Other                                                                 7             6             7
                                                                   -----------------------------------
                                                                      599           577           575
                                                                   -----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                          13            13            67
  Accounts receivable and accrued revenue, less
    allowances of $4, $4 and $4, respectively (Note 8)                121           110            39
  Accounts receivable - related parties                                67            12            50
  Inventories at average cost
    Gas in underground storage                                        160           228           151
    Materials and supplies                                             78            73            77
    Generating plant fuel stock                                        26            41            27
  Trunkline settlement (Note 3)                                        30            31            32
  Postretirement benefits                                              25            25            25
  Deferred income taxes                                                20            17             -
  Investment in MCV Bonds                                               -             -           322
  Prepayments and other                                                82           156            80
                                                                   -----------------------------------
                                                                      622           706           870
                                                                   -----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                             493           485           472
  Nuclear decommissioning trust funds (Note 4)                        191           165           137
  Abandoned Midland project (Note 3)                                  155           162           169
  Trunkline settlement (Note 3)                                        70            86           101
  Other                                                               273           235           196
                                                                   -----------------------------------
                                                                    1,182         1,133         1,075
                                                                   -----------------------------------
TOTAL ASSETS                                                       $6,591        $6,551        $6,522
                                                                   ===================================


                                                                  June 30                     June 30
                                                                    1994      December 31       1993
                                                                (Unaudited)       1993      (Unaudited)
                                                                                            In Millions
                        STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                   $  841        $  841        $  841
    Paid-in-capital (Note 8)                                          491           391           391
    Revaluation capital (Note 7)                                       11             -             -
    Retained earnings since December 31, 1992                          93            54            41
                                                                   -----------------------------------
                                                                    1,436         1,286         1,273
  Preferred stock (Note 8)                                            356           163           163
  Long-term debt                                                    1,746         1,839         1,985
  Non-current portion of capital leases                               116           106           105
                                                                   -----------------------------------
                                                                    3,654         3,394         3,526
                                                                   -----------------------------------


CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                249           355           224
  Accounts payable                                                    153           148           169
  Accounts payable - related parties                                   42            49            52
  Notes payable                                                       129           259           241
  Accrued taxes                                                       116           171           114
  MCV power purchases - settlement (Note 2)                            82            82            81
  Accrued refunds                                                      41            28            64
  Accrued interest                                                     35            39            39
  Deferred income taxes                                                 -             -            35
  Other                                                               180           183           159
                                                                   -----------------------------------
                                                                    1,027         1,314         1,178
                                                                   -----------------------------------


NON-CURRENT LIABILITIES
  Postretirement benefits                                             543           527           514
  Deferred income taxes                                               535           485           355
  MCV power purchases - settlement (Note 2)                           363           391           411
  Deferred investment tax credit                                      184           190           194
  Trunkline settlement (Note 3)                                        70            86           101
  Regulatory liabilities for income taxes, net                         16             6            71
  Other (Note 4)                                                      199           158           172
                                                                   -----------------------------------
                                                                    1,910         1,843         1,818
                                                                   -----------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 4)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,591        $6,551        $6,522
                                                                   ===================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                Consumers Power Company
                                Consolidated Statements of Common Stockholder's Equity
                                                      (Unaudited)

                                                  Three Months Ended  Six Months Ended  Twelve Months Ended
                                                       June 30             June 30             June 30
                                                    1994      1993      1994      1993      1994      1993
                                                                                                In Millions
COMMON STOCK
  At beginning and end of period                  $  841    $  841    $  841    $  841    $  841    $  841
                                                  ---------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                             391       391       391       391       391       965
  Quasi-reorganization (Note 8)                        -         -         -         -         -      (574)
  Stockholder's contribution (Note 8)                100         -       100         -       100         -
                                                  ---------------------------------------------------------
   At end of period                                  491       391       491       391       491       391
                                                  ---------------------------------------------------------
REVALUATION CAPITAL (NOTE 7)
  At beginning of period                              15         -         -         -         -         -
  Implementation of SFAS 115 - January 1, 1994         -         -        20         -        20         -
  Change in unrealized loss, net of tax               (4)        -        (9)        -        (9)        -
                                                  ---------------------------------------------------------
    At end of period                                  11         -        11         -        11         -
                                                  ---------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                             120        75        54         -        41      (240)
  Net income (loss)                                   46        26       131       104       225      (225)
  Common stock dividends declared                    (66)      (57)      (82)      (57)     (158)      (57)
  Preferred stock dividends declared                  (7)       (3)      (10)       (6)      (15)      (11)
  Quasi-reorganization (Note 8)                        -         -         -         -         -       574
                                                  ---------------------------------------------------------
    At end of period                                  93        41        93        41        93        41
                                                  ---------------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                 $1,436    $1,273    $1,436    $1,273    $1,436    $1,273
                                                  =========================================================

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


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company for 15- and 20-year periods, respectively. At June 30, 1994, Consumers, through its subsidiaries, held the following assets related to the MCV:
1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

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

The Settlement Order determined the cost of power purchased from the MCV Partnership that Consumers can recover from its electric retail customers and significantly reduced the amount of future underrecoveries for these power costs. Effective January 1993, the Settlement Order allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity from the MCV Partnership.
Capacity and energy purchases from the MCV Partnership above the 915 MW level can be competitively bid into Consumers' next solicitation for power or, if necessary, utilized for current power needs with a prudency review and a cost recovery determination in annual PSCR cases. In either instance, the MPSC would determine the levels of recovery from customers for the power purchased. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity, the cost of which Consumers is currently not authorized to recover from retail customers.

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

In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss included management's best estimates regarding the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. Because the calculation of the 1992 loss depended in part upon estimates of future unregulated sales of energy to third parties, a more conservative or risk-free investment rate of 7 percent was used to calculate $188 million of the total $343 million after-tax loss. The remaining portion of the loss was calculated using an 8.5 percent discount rate reflecting Consumers' incremental borrowing rate as required by SFAS 90, Regulated Enterprises-Accounting for Abandonments and Disallowances of Plant Costs. The after-tax expense for the time value of money for the loss is estimated to be $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement loss was recorded in 1992, Consumers' continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries, including fixed energy charges, totaled $33 million for the first six months of 1994. Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. However, if Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Consumers' estimates of its 1994 and future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are as follows:

                                               After-tax, In Millions
                                 1994    1995    1996    1997    1998
- ---------------------------------------------------------------------
Expected cash underrecoveries     $56     $65     $62     $61     $ 8

Possible additional
 underrecoveries and losses (a)   $14     $20     $20     $22     $72
=====================================================================

(a) If unable to sell any capacity above the MPSC's authorized level

At December 31, 1993, and June 30, 1994, the after-tax, present value of the Settlement Order liability totaled $307 million and $289 million, respectively. The reduction in the Settlement Order liability reflects after-tax cash underrecoveries related to capacity totaling $30 million, partially offset by after-tax accretion expense of $12 million.

The PPA, while requiring payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. In connection with the MPSC's approval of the Revised Settlement Proposal, Consumers and the MCV Partnership are engaged in arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership even though Consumers may not be recovering these costs. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. Although Consumers believes its position on arbitration is sound and intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration. At June 30, 1994, $23 million has been escrowed by Consumers and is included as a non-current asset in Consumers' financial statements. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer in connection with the sale of its remaining $309 million investment in the MCV Bonds which was completed in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of the arbitration between the MCV Partnership and Consumers discussed above. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. It appears from the face of the complaint that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. While management believes that the possibility of the alleged damages being awarded is remote, CMS Energy and Consumers are unable to predict the outcome of this issue. In addition, CMS Holdings has filed a lawsuit in the circuit court of Jackson, Michigan, seeking reimbursement of $7 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. Consumers is unable to predict the outcome of this issue.

In May 1994, Consumers was notified by the MCV that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct. The amount in dispute, which relates to the period beginning in 1990 and continuing through the term of the PPA, is estimated by the MCV Partnership to total $8 million annually. The parties are in the process of selecting an arbitrator and establishing a schedule for arbitration. Consumers cannot predict the timing and outcome of these proceedings.

In July 1994, Consumers agreed to pay $30 million to terminate a separate power purchase agreement with a 65 MW coal-fired cogeneration facility. Consumers is seeking MPSC approval to substitute 65 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Consumers believes the termination agreement and the proposed substitution of capacity represents significant savings to its customers and will record a regulatory asset for $30 million, which it believes will ultimately be recoverable in rates.

PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. In March 1994, the MPSC issued an order in the PSCR reconciliation case for 1992 confirming Consumers' recovery for the purchase of 840 MW from the MCV in accordance with the MPSC plan case order and allowing recovery for the purchase of power above 840 MW based on replacement power costs. In March 1994, the MPSC further confirmed, as part of a 1993 PSCR plan case order, the recovery of MCV-related costs consistent with the Settlement Order.


3:   Rate Matters

Electric Rate Case

On May 10, 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Residential customers were assigned $40 million, which was 70 percent of the rate increase.

As finally revised, Consumers requested an electric rate increase for 1994 totaling $118 million and included an incremental increase request of $27 million in 1995. The MPSC's order did not provide Consumers with an additional rate increase in 1995, but does allow Consumers to file a separate rate-increase request for 1995. The order also differed from Consumers' requested increase as it included a lower return on common equity, a lower level of working capital, provided for a lower equity ratio for Consumers' projected capital structure and reflected a $15 million decrease for lower property taxes due to a recent reduction in state tax rates and a $9 million decrease for reduced demand-side management program expenditures and miscellaneous costs which will not be incurred. On June 9, 1994, Consumers filed a petition for rehearing and clarification of this MPSC order. The petition requests reconsideration of certain issues which include an incremental revenue requirement of $26 million for 1995, the level of rate cross-subsidization, the level of future DSM expenditures and the calculation of DSM-related incentives and penalties.

Special Rates: In June 1994, Consumers also filed a request with the MPSC, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers proposes to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. To serve these customers, Consumers would use power purchases from the MCV Partnership which exceed the 915 MW currently recoverable from electric retail customers. The MPSC has granted an expedited hearing schedule on this proposal that calls for final briefs to be filed in November 1994. A final order is expected near the end of 1994.

Abandoned Midland Project: In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In 1991, the MPSC issued orders permitting recovery of a portion of the plant and Consumers began collecting $35 million pretax annually for the next 10 years. Several parties, including the Attorney General, have filed claims of appeal with the Court of Appeals regarding MPSC orders issued in 1991 that specified the recovery of abandoned investment. Thus far, the Court of Appeals has not taken any action regarding these appeals.

Electric Demand-side Management: As a result of settlement discussions regarding demand-side management and an MPSC order in 1991, Consumers agreed to spend $65 million over two years on demand-side management programs. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent. This adjustment, if implemented, would be applied to Consumers' retail electric tariff rates and be in effect for one year following reconciliation hearings with the MPSC. The estimated revenue effects of the potential adjustment range from an $11 million increase to a $22 million decrease. The proceedings before the MPSC have started and based on the criteria set out in the demand-side management settlement agreement approved by the MPSC in 1992, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately order a 1 percent increase on its return on common equity to be in effect for one year. Accordingly, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to its demand-side management program. A final order from the MPSC is expected by mid-1995.

In October 1993, Consumers completed the customer participation portion of these DSM programs. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that allowed Consumers to recover demand-side management expenditures which exceeded $65 million. The order also authorized Consumers to continue certain programs in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from its customers in accordance with an accounting order issued by the MPSC in September 1992. The unamortized balance of deferred costs at June 30, 1994 was $72 million.

PSCR Issues

Consumers began a planned refueling and maintenance outage at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. In addition, from mid-February through mid-June 1994, Palisades was temporarily taken out of service to repair valve-leakage and conduct other needed inspections and repairs. Recovery of replacement power costs incurred by Consumers during these outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues to determine the prudency of actions taken during the outages. Any finding of delay due to imprudence could result in disallowances of a portion of replacement power costs. Net replacement power costs during the outages were approximately $180,000 per day above the cost of fuel incurred when the plant is operating. Consumers has conceded that one day of the 1993 outage was inappropriate, while the MPSC staff has recommended a 20-day disallowance totaling $3.7 million. See Note 4 for information regarding the NRC's review of Palisades' performance.

Gas Rates

In July, 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits computed under SFAS 106 against earnings over the last six months of 1994. This charge against earnings will partially offset costs related to state property taxes which have been reduced. The agreement was reached in response to an assertion by the MPSC staff that gas utility business earnings for 1993 were in excess of the currently authorized level. The agreement also provides for an additional $4 million of 1995-related SFAS 106 costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers committed to file a gas rate case before December 31, 1994, that will, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, into its retail gas rates. A final order should be received approximately 9 to 12 months after the request is filed. No assurance can be given as to the level of rates which will be authorized by the MPSC. Consumers' gas distribution business is currently authorized to earn a 13.25 percent rate of return on equity. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

GCR Issues

The MPSC, in a February 1993 order, provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively.
In a related case, Consumers was not allowed to recover $13 million of gas supply costs incurred prior to February 8, 1993. Consumers previously had accrued a loss sufficient for this issue. Future disallowances are not anticipated, unless the remaining appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. As part of the settlement, Consumers will not incur any transition costs from Trunkline as a result of FERC Order 636. In 1992, Consumers had recorded a liability and regulatory asset for the principal amount of payments to Trunkline over a five-year period. In May 1993, the MPSC approved a separate settlement agreement that provides Consumers with full recovery of these costs over a five-year period. At June 30, 1994, Consumers' remaining liability and regulatory asset were $100 million.

Other

A dispute involving pricing under contracts Consumers had with eight direct gas suppliers has been recently resolved. The dispute revolved around whether the price Consumers pays Trunkline for gas was the proper reference price for these eight gas supply contracts. Consumers and seven of the suppliers have agreed to enter into new contracts, at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier agreed to terminate their existing contract.

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

In 1987, the Attorney General filed a second lawsuit alleging that Consumers and Detroit Edison have breached a bottomlands lease agreement with the state and asked that the lease be declared void. This complaint was consolidated with the suit described in the preceding paragraph. In 1990, both of the lawsuits were dismissed on the basis of federal preemption. In 1993, the Court of Appeals overturned the dismissal, as to damages, effectively allowing the state to pursue its damages lawsuit against Consumers and Detroit Edison, but generally affirmed the lower court's ruling as to the breach of lease claim. The Court of Appeals' ruling also limited any potential damages to those occurring no earlier than 1983. The Michigan Supreme Court has granted Consumers', Detroit Edison's and the Attorney General's requests for leave to appeal the Court of Appeals' ruling, and a decision is expected in late 1995. Consumers and Detroit Edison are seeking to have the trial court's dismissal of the damages claim affirmed. The Attorney General is seeking to have the dismissal of his lease claim overturned. Consumers is unable to predict the outcome of these appeals or any liability that could be incurred should the Supreme Court decide that the suit for damages may be pursued.

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

Consumers has prepared plans for remedial investigation/feasibility studies for several of these manufactured gas plant sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of three plans for remedial investigation/feasibility studies submitted by Consumers and is currently reviewing the third.

The preliminary findings for the first remedial investigation/feasibility study indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers did not believe that a single site was representative of all of the sites. Data available to Consumers and its continued internal studies have resulted in an estimate of remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. At June 30, 1994, Consumers has accrued a liability for $40 million, representing the minimum amount in the range. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods. In order to be recovered in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC stated that the length of the period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

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

The Clean Air Act's provisions require Consumers to make capital expenditures estimated to total $74 million through 1999 for completed, in-process and possible modifications at coal-fired units based on current regulations. Management believes that Consumers' annual operating costs will not be materially affected.

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. While Consumers believes that it is largely in compliance with the EPA's petition, it has agreed to a 10-year retirement period for certain equipment included in the EPA's request. Consumers does not anticipate that any additional costs will be incurred as a result of this agreement.

In 1993, Consumers experienced increases in complaints relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. A complaint seeking certification as a class action suit was filed against Consumers in a local county circuit court in 1993. The complaint alleged the existence of a purported class that incurred damages in excess of $1 billion, primarily to certain livestock owned by the purported class, as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit.
In April 1994, the plaintiffs in this action appealed the matter to the Court of Appeals. Consumers believes that the various claims are different enough to warrant separate trials, and that the circuit court's denial of class-action status will be upheld. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At August 10, 1994, Consumers had 91 separate stray voltage lawsuits pending.

Palisades Plant

In April 1993, the NRC approved the design of the dry spent fuel storage casks now being used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the National Environmental Policy Act. The courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals relating to this matter are now pending at the U.S. Sixth Circuit Court of Appeals. As of July 31, 1994, Consumers had loaded four dry storage casks with spent nuclear fuel and expects to load nine additional casks in 1994 prior to Palisades' 1995 refueling. If Consumers is unable to continue to use the casks as planned, significant costs could be incurred, including replacement power costs during any resulting plant shutdown and costs related to removal of the dry cask system. In March 1994, Consumers agreed to a request from the NRC to complete certain tests and analysis regarding Consumers' cask storage site at Palisades, including the effects of an earthquake on the surrounding soil and the support pad on which the casks are placed. These tests and analysis have been completed and conclude that the storage system meets safety standards. The results were reviewed by the NRC staff, and in May 1994, the NRC issued a preliminary report confirming the safety of Consumers' dry cask storage system.

On August 2, 1994, Consumers announced that it would unload and replace one of the four dry fuel storage casks at Palisades that contains spent nuclear fuel. In examining radiographs during a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of the most recently loaded cask. Although testing following cask loading did not disclose any leakage from the cask, Consumers has nevertheless decided to remove the spent fuel from this cask and insert it in another cask. Consumers has examined the radiographs for all of the casks fabricated for it to date, including the other three casks containing spent fuel, and have found all other welds to be acceptable.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs (see Note 3). The results of an NRC review of Consumers' performance at Palisades published shortly thereafter showed a decline in performance ratings for the plant. In order to provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. The inspection, completed in June 1994, found performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the problems at Palisades. The NRC did not place Palisades on either of the NRC's "Troubled" or "Declining Performance" lists. Consumers is required to file a response to the NRC's diagnostic evaluation report by August 18, 1994, and is currently finalizing a performance improvement plan which will form the basis for that response. Attaining and maintaining acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned levels of expenditures.

Nuclear Decommissioning

Consumers collects estimated costs to decommission (decontamination and dismantlement) its two nuclear plants through a monthly surcharge to electric customers which currently totals $45 million annually. Consumers currently estimates decommissioning costs of $208 million and $399 million, in 1993 dollars, for the Big Rock and Palisades nuclear plants, respectively. Amounts collected from electric retail customers and deposited in trusts, and earnings on the trusts, which are credited to accumulated depreciation, are estimated to accumulate $425 million and $1.2 billion for decommissioning Big Rock and Palisades, respectively.
The trust funds, which are estimated to earn 7.1 percent, will be used for decommissioning Big Rock and Palisades at the end of their respective license periods in 2000 and 2007. Consumers believes the amounts being collected are adequate to meet its currently estimated decommissioning costs and current NRC requirements. In order to meet those requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades. In developing the estimates, Consumers assumed that each plant site will be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. Consumers expects to file updated decommissioning estimates with the MPSC on or before March 31, 1995. At June 30, 1994, Consumers had an investment in a nuclear decommissioning trust fund of $191 million for future decommissioning.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: annual provisions for decommissioning could increase; estimated costs for decommissioning could be recorded as a liability rather than as accumulated depreciation and; trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

Commitments for Coal and Gas Supplies

Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1994 to 2004. Generally, Consumers contracts for approximately 70% of its annual coal requirements which in 1993 totalled approximately $260 million. Consumers supplements its long-term contracts with spot market purchases to fulfill its coal needs.

Consumers has entered into gas supply contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1994 to 1999. Generally, Consumers contracts for approximately 75% of its annual gas requirements which in 1993 totalled approximately $680 million. Consumers supplements its long-term contracts with spot-market purchases to fulfill its gas needs.

Capital Expenditures

Consumers estimates capital expenditures, including demand-side management and new lease commitments, of $485 million for 1994, $510 million for 1995 and $419 million for 1996.

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

Estimated losses for certain contingencies discussed in this note have been accrued. The ultimate effect of the proceedings discussed in this note is not expected to have a material impact on Consumers' financial position or results of operations.


5:  Effects of the Ratemaking Process

Consumers is subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process. The following regulatory assets (liabilities) which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets:

                                                          In Millions
                        June 30, 1994   Dec. 31, 1993   June 30, 1993
- ---------------------------------------------------------------------
Postretirement benefits        $  518          $  510          $  497
Income taxes                      183             192             130
Abandoned Midland project         155             162             169
Trunkline settlement              100             117             133
Demand-side management -
 deferred costs                    72              71              51
Environmental clean-up             40               -               -
DOE - decommissioning uranium
 enrichment facility               32              33              36
Other                              35              36              22
                               --------------------------------------
Total regulatory assets        $1,135          $1,121          $1,038
=====================================================================

Income taxes                   $ (199)         $ (195)         $ (202)
Demand-side management -
 deferred revenue                 (17)            (17)            (17)
                               --------------------------------------
Total regulatory liabilities   $ (216)         $ (212)         $ (219)
=====================================================================

Consumers has MPSC orders to recover virtually all of its regulatory assets through future rates and anticipates MPSC approval for recovery of the remaining amounts.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended June 30 were:

                                                          In Millions
                            Six Months Ended      Twelve Months Ended
- ---------------------------------------------------------------------
                              1994      1993           1994      1993
                              ----      ----           ----      ----
Cash transactions
- -----------------
  Interest paid (net of
    amounts capitalized)      $ 73      $ 91           $159      $187
  Income taxes paid
    (net of refunds)            55        93             53        30

Non-cash transactions
- ---------------------
  Nuclear fuel placed
    under capital lease       $  3      $ 23           $  8      $ 28
  Other assets placed
    under capital leases         7        21             16        48
  Capital leases refinanced      -        42              -        42
  Assumption of debt             -         -              -        15
=====================================================================


7:   Financial Instruments

On January 1, 1994, Consumers adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requiring accounting for investments in debt securities to be held to maturity at amortized cost; otherwise debt and marketable equity securities are recorded at fair value, with any unrealized gains or losses included in earnings if the securities are for trading purposes or as a separate component of stockholders' equity if the securities are available for sale. The implementation resulted in an increase in assets of $30 million with a corresponding increase in stockholders' equity of $20 million, net of tax. The amortized costs, fair values and gross unrealized gains (losses) for available-for-sale securities at June 30, 1994, are as follows:

                                                          In Millions
                                                                Gross
                                Amortized          Fair    Unrealized
Available-for-sale securities        Cost         Value    Gain (Loss)
- ---------------------------------------------------------------------
Common stock of CMS Energy           $ 42          $ 61          $ 19
Nuclear decommissioning
 and SERP trusts                      206           204            (2)
=====================================================================

In addition, Consumers has an investment of $250 million in 10 shares of Enterprises' preferred stock classified as held-to-maturity. Beginning in 1997, two shares of these securities are required to be redeemed each year at a redemption price of $25 million per share.


8:   Capitalization and Other

Debt

Consumers has authorization from the FERC to issue or guarantee up to $900 million of short-term debt through December 31, 1994. Consumers has a $470 million facility to finance seasonal working capital requirements and unsecured, committed lines of credit aggregating $165 million. At June 30, 1994, Consumers had $100 million and $29 million, respectively, outstanding under these facilities.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with appropriate state and federal law. In the first quarter of 1994, Consumers redeemed first mortgage bonds totaling $100 million. These redemptions completed Consumers' commitment to the MPSC, under the 1993 authorization to issue first mortgage bonds, to refinance certain long-term debt.

In January 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for a fixed-rate interest of 5.2 percent on the latest maturing $250 million of the then remaining $500 million obligation under its long-term credit agreement. The swap arrangement has the same term as the debt agreement and had the effect of increasing the weighted average interest rate to 4.8 percent from 3.9 percent for the 12-month period ended December 31, 1993. Under this credit agreement at December 31, 1993, Consumers was required to make 10 remaining quarterly principal payments of approximately $47 million. As of December 31, 1993, the outstanding balance under this credit agreement totaled $469 million with a weighted average interest rate of 4.0 percent.

Other

Consumers has an established $500 million trade receivables purchase and sale program. At June 30, 1994, receivables sold under the agreement totaled $205 million as compared to $285 million at December 31, 1993.

In March 1994, Consumers issued and sold 8 million shares of Consumers' $2.08 Class A Preferred Stock (cumulative, without par value) with a stated annual dividend rate of 8.32 percent. Net proceeds to Consumers were $193 million. The stock is redeemable at the option of Consumers, on or after April 1, 1999, at a redemption price of $25 per share plus accrued dividends.

In May 1994, Consumers received a $100 million equity investment from CMS Energy. The investment was consistent with CMS Energy's plan to improve Consumers' capital structure and was recognized and included in the capitalization structure employed by the MPSC as part of Consumers' most recent electric rate order.

At December 31, 1992, Consumers effected a quasi-reorganization, an elective accounting procedure in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. The fair values of Consumers' assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying values and no material adjustments to the historical bases were made.
This action was approved by Consumers' Board of Directors and did not require shareholder approval. As a result of the quasi-reorganization and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993. Consumers has continued paying common stock dividends in 1994, including $16 million attributable to 1993 earnings, and $66 million, attributable to current year earnings. Additionally, in July 1994, Consumers declared a $31 million common stock dividend which is payable in August 1994.

In January 1994, Consumers amended its nuclear fuel lease to include fuel previously owned at Big Rock and further increased the maximum amount of nuclear fuel that could be leased to $80 million. At June 30, 1994, $66 million was under lease.

In November 1992, the FASB issued SFAS 112, Employers' Accounting for Postemployment Benefits, which Consumers adopted January 1, 1994. Consumers pays for several postemployment benefits, the most significant being workers' compensation. Because Consumers' postemployment benefit plans do not vest or accumulate, the standard did not materially impact Consumers' financial position or results of operations.

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


Consolidated earnings for the quarters ended June 30, 1994 and 1993

Consolidated net income after dividends on preferred stock totaled $39 million for the second quarter of 1994, compared to $23 million for the corresponding second quarter of 1993. The increased net income reflects increased electric sales resulting from Michigan's continuing economic growth and warmer temperatures. Net income also benefited from a mid-May 1994 electric rate increase and the lowering of property taxes in Michigan.


Consolidated earnings for the six months ended June 30, 1994 and 1993

Consolidated net income after dividends on preferred stock totaled $121 million for the six months ended June 30, 1994, compared to $98 million for the six months ended June 30, 1993. The increased net income reflects increased electric sales and gas deliveries resulting from increased motor vehicle production, increased levels of employment and the overall strong economic expansion in Consumers' service territory. In addition, net income benefited from a mid-May 1994 electric rate increase.


Consolidated earnings for the 12 months ended June 30, 1994 and 1993

Consolidated net income after dividends on preferred stock totaled $210 million for the 12 months ended June 30, 1994, compared to a net loss of $236 million for the 12 months ended June 30, 1993. The increased net income reflects the impact of the Settlement Order related to the cost recovery for power purchases from the MCV Partnership, the benefit of increased electric sales and gas deliveries, and the impact of a mid-May 1994 electric rate increase.


Cash Position, Financing and Investing

Consumers' operating cash requirements are met by its operating and financing activities. Consumers' cash from operations mainly resulted from its sale and transportation of natural gas and its sale and transmission of electricity. Cash from operations for the first six months of 1994 reflects the benefits of record-setting electric sales and significantly higher gas deliveries.

Financing Activities

As a result of the 1992 quasi-reorganization (see Note 8 of the Condensed Notes to Consolidated Financial Statements), and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993. Consumers has continued paying common stock dividends in 1994, including $16 million attributable to 1993 earnings, and $66 million attributable to current year earnings. Additionally, in July 1994, Consumers declared a $31 million common stock dividend, payable in August 1994.

During February and March 1994, Consumers continued to reduce its future interest charges by retiring $100 million of high-cost first mortgage bonds. Also, in March 1994, Consumers issued and sold 8 million shares of Class A Preferred Stock (cumulative, without par value) with a stated annual dividend rate of 8.32 percent. Net proceeds of $193 million from the sale are targeted for general corporate purposes, including debt retirement and improvements to Consumers' distribution systems.

Investing Activities

Capital expenditures (excluding assets placed under capital lease) and deferred demand-side management costs totaled $198 million for the first six months of 1994 as compared to $222 million for the first six months of 1993. These amounts primarily represent capital investments in Consumers' electric and gas utility segments.

Outlook

Consumers estimates that capital expenditures, including demand-side management and new lease commitments, related to its electric and gas utility operations will total $1.4 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures.

                                                               In Millions
Years Ended December 31                           1994      1995      1996
- --------------------------------------------------------------------------
Consumers
  Construction (including DSM)                    $448      $438      $347
  Nuclear fuel lease                                 4        40        37
  Capital leases other than nuclear fuel            27        27        28
Michigan Gas Storage                                 6         5         7
                                                  ------------------------
                                                  $485      $510      $419
============================================================================
Consumers' short-term sources of credit include a $470 million working capital facility and unsecured, committed lines of credit totaling $165 million. At June 30, 1994, Consumers had $100 million and $29 million, respectively, outstanding under these facilities. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1994. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At June 30, 1994, receivables sold totaled $205 million as compared to $285 million at December 31, 1993.


Electric Utility Operations

Comparative Results of Operations

Electric Pretax Operating Income for the quarters ended June 30, 1994 and 1993: During the second quarter of 1994, electric pretax operating income increased $33 million from the 1993 level. This increase reflects higher electric system sales from both economic growth and the impact of warmer weather on customer use of air conditioning equipment. Increased pretax operating income also reflects the benefit of an electric rate increase which went into effect during mid-May 1994 and the impact of lower property taxes in Michigan. Also, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to DSM, based on having achieved all objectives agreed-upon with the MPSC (see Note 3).
The increased sales growth is supported by Michigan's improvement in employment and economic conditions. Several hourly, daily and monthly records of electric use were also set during June 1994.

Electric Pretax Operating Income for the six months ended June 30, 1994 and 1993: The $40 million improvement in 1994 electric pretax operating income compared to 1993 primarily is the result of increased electric system sales and the May 1994 electric rate increase. Consumers Power customers used more electricity during the first half of 1994 than in the first half of any year in Consumers' history due in large part to Michigan's increased levels of employment and overall economic expansion, as well as record-setting warm temperatures in June.

Electric Pretax Operating Income for the 12 months ended June 30, 1994 and 1993: The $135 million improvement in 1994 electric pretax operating income compared to 1993 primarily is the result of an increase of $75 million relating to the resolution of the recoverability of MCV power purchase costs under the PPA, increased electric system sales of $58 million and the May 1994 electric rate increase, partially offset by higher costs related to system reliability improvements.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended June 30:

                                                             In Millions
                       Quarter ended   Six months ended  12 months ended
                           1994 Over          1994 Over        1994 Over
                        (Under) 1993       (Under) 1993     (Under) 1993
- ------------------------------------------------------------------------
Sales growth                     $10                $20              $45
Weather                            2                  5               13
Resolution of MCV
 power cost issues                 -                  -               75
Rate increases and other
 regulatory issues                17                 18               29
O&M, general taxes and
 depreciation (a)                  4                 (3)             (27)
                                ----------------------------------------
    Total change                 $33                $40             $135
========================================================================

(a) The 12 months ended variance was largely caused by Consumers' system reliability improvement program.

Electric Sales: Electric system sales during the second quarter of 1994 totaled 8.0 billion kWh, a 6.2 percent increase from 1993 levels. During the three month 1994 period, residential and commercial sales increased
3.8 percent and 5.7 percent, respectively, while industrial sales increased 8.1 percent, in each case over the corresponding period in 1993. Consumers' electric sales have benefited from improved employment and economic conditions, including General Motors Corporation's decisions to expand truck and car production in Michigan assembly plants. Electric system sales during the six months ended June 30, 1994 totaled 16.3 billion kWh, a 5.8 percent increase from 1993 levels. During the six month 1994 period, residential and commercial sales increased 4.2 percent and 3.8 percent respectively, while industrial sales increased 7.4 percent. Electric system sales during the 12 months ended June 30, 1994 totaled 32.6 billion kWh, a 5.6 percent increase from 1993 levels. During the 12 month ended 1994 period, residential and commercial sales increased
5.1 percent and 4.6 percent respectively, while industrial sales increased
7.3 percent. Growth in the industrial sales was the strongest in the automotive and chemical sectors.

The following table quantifies electric sales by customer type for the periods ended June 30:

Electric Sales                                             Millions of kWh
                         Quarter ended  Six months ended   12 months ended
                         1994     1993     1994     1993     1994     1993
- --------------------------------------------------------------------------
Residential             2,318    2,234    5,157    4,947   10,276    9,782
Commercial              2,235    2,114    4,433    4,269    9,073    8,676
Industrial              3,139    2,905    6,001    5,589   11,953   11,143
Sales for resale          279      256      660      553    1,249    1,217
                        --------------------------------------------------

 System sales (a)       7,971    7,509   16,251   15,358   32,551   30,818
==========================================================================
(a) Excludes intersystem exchanges of power with other utilities through joint dispatching for the economic benefit of customers.

Power Costs: Power costs for the three-month period ending June 30, 1994 totaled $243 million, a $31 million increase from the corresponding 1993 period. This increase primarily reflects greater power purchases from outside sources to meet increased sales demand and to supplement decreased generation at Palisades due to an outage. Power costs for the six-month period ending June 30, 1994 totaled $487 million, a $73 million increase from the corresponding 1993 period essentially for the same reasons as the quarter-over-quarter variance. Power costs for the 12-month period ending June 30, 1994 totaled $980 million, an $120 million increase from the corresponding 1993 period essentially for the same reasons as the quarter-over-quarter and the six-month ended variances.

Electric Utility Rates

Power Purchases from the MCV Partnership: Consumers is obligated to purchase 1,132 MW in 1994 and 1,240 MW in 1995 and thereafter, of contract capacity from the MCV Partnership. In 1993, the MPSC issued the Settlement Order that allows Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with certain estimates by Consumers, and other factors required by the Settlement Order, resulted in Consumers recognizing an after-tax loss of $343 million for the present value of estimated future underrecoveries of power purchases from the MCV Partnership. Except for adjustments to reflect the time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals. Although the settlement loss was recorded in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $33 million for the first six months of 1994. Consumers estimates that its after-tax cash underrecoveries will total $56 million in 1994, increasing slightly for 1995 through 1997, and then decreasing to $8 million in 1998. Possible additional losses for the next five years if Consumers is unable to sell any capacity above the MPSC's authorized level are estimated to be $14 million in 1994, increasing slightly for 1995 through 1997, and then increasing to $72 million in 1998.

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

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. It appears from the face of the complaint that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. While management believes that the possibility of the alleged damages being awarded is remote, CMS Energy and Consumers are unable to predict the outcome of this issue. In addition, CMS Holdings has filed a lawsuit in a local circuit court seeking reimbursement of $7 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. Consumers is unable to predict the outcome of this issue.

In May 1994, Consumers was notified by the MCV that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct. The amount in dispute, which relates to the period beginning in 1990 and continuing through the term of the PPA, is estimated by the MCV Partnership to total $8 million annually. The parties are in the process of selecting an arbitrator and establishing a schedule for arbitration. Consumers cannot predict the timing and outcome of these proceedings. For further information regarding power purchases from the MCV Partnership, see Note 2.

In July 1994, Consumers agreed to pay $30 million to terminate a separate power purchase agreement with a 65 MW coal-fired cogeneration facility. Consumers is seeking MPSC approval to substitute 65 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Consumers believes the termination agreement and the proposed substitution of capacity represents significant savings to its customers and will record a regulatory asset for $30 million, which it believes will ultimately be recoverable in rates.

PSCR Issues: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. From mid-February through mid-June 1994, Palisades was temporarily taken out of service to repair valve-leakage and conduct other needed inspections and repairs. Recovery of replacement power costs and the prudency of actions taken during the outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues. For more information on the potential impact of the outages, see Note 3.

Electric Rate Case: On May 10, 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. On June 9, 1994, Consumers filed a petition for rehearing and clarification of this MPSC order. The petition requests reconsideration of certain issues, which include an incremental revenue requirement of $26 million for 1995, the level of rate cross-subsidization, the level of future DSM expenditures and the calculation of DSM-related incentives and penalties.

Special Rates: In June 1994, Consumers also filed a request with the MPSC, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers proposes to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. To serve these customers, Consumers would use power purchases from the MCV Partnership which exceed the 915 MW currently recoverable from electric retail customers. The MPSC has granted an expedited hearing schedule that calls for final briefs to be filed in November 1994. A final order is expected near the end of 1994. For further information, see Note 3.

Electric Conservation Efforts

In 1993, Consumers completed the customer participation portion of several demand-side management programs designed to encourage the efficient use of energy. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on electric common equity may be adjusted for one year either upward by up to 1 percent or downward by up to 2 percent. The proceedings before the MPSC have started and based on the criteria set out in the demand-side management settlement agreement approved by the MPSC in 1992, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately order a 1 percent increase on its return on common equity to be in effect for one year. Accordingly, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to its demand-side management program. A final order from the MPSC is expected by mid-1995. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that authorized Consumers to continue certain demand-side management programs at reduced levels. For further information, see Note 3.

Electric Capital Expenditures

Consumers estimates capital expenditures, including deferred demand-side management costs and new lease commitments, related to its electric utility operations of $354 million for 1994, $388 million for 1995 and $308 million for 1996. These amounts include an attributed portion of Consumers' anticipated capital expenditures for common plant and equipment.

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

Electric Outlook

A recent NRC review of Consumers' performance at Palisades showed a decline in performance. Management believes that an increased emphasis on internal assessments will improve performance at Palisades. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. The inspection, completed in June 1994, found performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the problems at Palisades. The NRC did not place Palisades on either of the NRC's "Troubled" or "Declining Performance" lists. Consumers is required to file a response to the NRC's diagnostic evaluation report by August 18, 1994, and is currently finalizing a performance improvement plan which will form the basis for that response. Attaining and maintaining acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned level of expenditures.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks are now pending at the U.S. Sixth Circuit Court of Appeals. If Consumers is unable to continue to use the casks as planned, significant costs could be incurred, including replacement power costs during any resulting plant shutdown and costs related to removal of the dry cask system. In March 1994, Consumers agreed to a request from the NRC to complete certain tests and analysis regarding Consumers' cask storage site, including the effects of an earthquake on the surrounding soil and the support pad on which the casks are placed. These tests and analysis have been completed and conclude that the storage system is adequate. The results were reviewed by the NRC staff, and in May 1994, the NRC issued a preliminary report confirming the safety of Consumers' dry cask storage system. For further information on Consumers' dry cask storage, see Note 4.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. For further information on nuclear decommissioning, see Note 4.

Consumers has experienced recent increases in complaints relating primarily to the effect of so-called stray voltage on certain livestock.
A complaint seeking certification as a class action suit was filed in 1993 against Consumers alleging significant damages, primarily related to certain livestock. Consumers believes the allegations to be without merit and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit. This decision is being appealed by the plaintiffs and a number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At August 10, 1994, Consumers had 91 separate stray voltage lawsuits pending (see
Note 4).

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives designed to compete with self-generation options. Although Consumers' electric rates are competitive with other regional utilities, Consumers has on file with the FERC two open access interconnection tariffs which could have the effect of increasing competition for wholesale customers. As part of its most recent electric rate case, the MPSC reduced the level of rate subsidization of residential customers by commercial and industrial customers so as to further improve rate competitiveness for its largest customers. Consumers has also requested MPSC authorization to offer special rates to attract industrial and commercial customers into its service territory and to retain certain customers using high amounts of electricity that have expressed an intention and have the ability to acquire energy from other sources (see
Note 3).

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. Rates to be used for the experiment have yet to be determined and a final MPSC order on the program is not expected until mid-1995. Consumers does not expect this experiment to have a material impact on its financial position or results of operations.

On July 15, 1994, the FERC approved new 40-year licenses for 11 of Consumers' hydroelectric plants, confirming planned environmental expenditures. In issuing the licenses, the FERC approved, with modifications, a settlement agreement signed by Consumers, the Attorney General, the DNR and other state and federal officials. The parties to the original settlement agreement have 30 days to approve the settlement agreement as modified. The agreement requires Consumers to make payments and investments which could total $30 million over the license periods for such things as environmental safeguards and fishery habitat improvements.


Gas Utility Operations

Comparative Results of Operations

Gas Pretax Operating Income for the quarters ended June 30, 1994 and 1993:
During the second quarter of 1994 gas pretax operating income decreased
$3 million from the 1993 level. This decrease reflects lower gas deliveries (both sales and transportation volumes), and higher costs related to system reliability improvements.

Gas Pretax Operating Income for the six months ended June 30, 1994 and 1993: The $8 million improvement in 1994 gas pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs, partially offset by higher costs related to system reliability improvements.

Gas Pretax Operating Income for the 12 months ended June 30, 1994 and 1993: The $33 million improvement in 1994 gas pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs.

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended June 30:

                                                             In Millions
                       Quarter ended   Six months ended  12 months ended
                           1994 Over          1994 Over        1994 Over
                        (Under) 1993       (Under) 1993     (Under) 1993
- ------------------------------------------------------------------------
Deliveries                      $(4)               $ 13              $21
Regulatory recovery
 of gas cost                      2                   1                8
O&M, general taxes
 and depreciation                (1)                 (6)               4
                               -----------------------------------------
                                $(3)               $  8              $33
========================================================================

Gas Deliveries: Gas sales and gas transported during the second quarter of 1994 totaled 71.7 bcf, a 3.7 percent decrease from the corresponding 1993 level. For the six months ended June 30, 1994 gas sales and gas transported totaled 247.7 bcf, a 7.5 percent increase from the corresponding 1993 level. For the 12 months ended June 30, 1994 gas sales and gas transported totaled 425.1 bcf, a 6.5 percent increase from the corresponding 1993 level.

The following table quantifies gas deliveries by customer type for the periods ended June 30:

Gas Sales                                                 Thousands of Mcf
                         Quarter ended  Six months ended   12 months ended
                         1994     1993     1994     1993     1994     1993
- --------------------------------------------------------------------------
Residential            25,366   27,616  111,678  104,662  181,873  172,053
Commercial              7,404    8,347   36,237   33,810   58,306   55,025
Industrial              1,876    2,119    9,069    8,332   14,656   13,638
Other                     135       24      241      109      362      190
                       ---------------------------------------------------
  Gas sales            34,781   38,106  157,225  146,913  255,197  240,906
Transportation
 deliveries            14,064   14,551   39,387   37,530   72,333   68,413
Transportation for MCV 19,020   17,844   39,326   35,544   77,186   65,607
Off-system trans-
 portation service      3,854    3,996   11,801   10,454   20,420   24,377
                       ---------------------------------------------------
  Total deliveries     71,719   74,497  247,739  230,441  425,136  399,303
==========================================================================

Cost of Gas Sold: The cost of gas sold for the second quarter of 1994 decreased $7 million from the 1993 level. The cost of gas sold for the six months ended and 12 months ended June 30 increased $10 million and $2 million, respectively, from the corresponding 1993 levels. These increases reflect higher deliveries partially offset by lower costs per mcf. The lower costs per mcf are due to more favorable gas contracts with interstate suppliers, resulting from the impact of FERC Order 636, and the termination and expiration of high-cost contracts with certain Michigan gas producers.

Gas Utility Rates

In July, 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits computed under SFAS 106 against earnings over the last six months of 1994. This charge against earnings will partially offset costs related to state property taxes which have been reduced. The agreement was reached in response to an assertion by the MPSC staff that gas utility business earnings for 1993 were in excess of the currently authorized level. The agreement also provides for an additional $4 million of 1995-related SFAS 106 costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers committed to file a gas rate case before December 31, 1994, that will, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, into its retail gas rates. A final order should be received approximately 9 to 12 months after the request is filed. No assurance can be given as to the level of rates which will be authorized by the MPSC. Consumers' gas distribution business is currently authorized to earn a 13.25 percent rate of return on equity. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

A dispute involving pricing under contracts Consumers had with eight direct gas suppliers has been recently resolved. The dispute revolved around whether the price Consumers pays Trunkline for gas was the proper reference price for these eight gas supply contracts. Consumers and seven of the suppliers have agreed to enter into new contracts, at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier agreed to terminate their existing contract.

In July 1993, Michigan Gas Storage submitted a notice of rate change with the FERC to revise its operation and maintenance expenses for 1993 and update plant costs to reflect the addition of $27 million of new plant additions in 1993 and began collecting the revised rates subject to refund and a hearing in February 1994. In June 1994, the FERC approved a stipulation and agreement in full settlement of the rate proceeding, which provides Michigan Gas Storage with estimated annual revenues of $20 million. For further information regarding gas utility rates, see Note 3.

Gas Capital Expenditures

Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $131 million for 1994, $122 million for 1995 and $111 million for 1996. These amounts include an attributed portion of Consumers' anticipated capital expenditures for common plant and equipment.

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

Consumers has prepared plans for remedial investigation/feasibility studies for several of these manufactured gas plant sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved two of three plans for remedial investigation/feasibility studies submitted by Consumers and is currently reviewing the third.

The preliminary findings for the first remedial investigation/feasibility study indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers did not believe that a single site was representative of all of the sites. Data available to Consumers and its continued internal studies have resulted in an estimate of remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. At June 30, 1994, Consumers has accrued a liability for $40 million, representing the minimum amount in the range. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods. In order to be recovered in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC stated that the length of the period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.


Other

Other Income: Other income decreased $9 million and $16 million for the second quarter of 1994 and the first half of 1994, respectively, when compared to the corresponding 1993 periods, reflecting the impact of the sale of the remaining MCV Bonds. The $325 million improvement in Other Income when comparing the 12 months ended June 30, 1994 to the corresponding 1993 period reflects the impact of the March, 1993 Settlement Order related to power purchases from the MCV Partnership. The 12 months ended June 30, 1993 included an after-tax $343 million charge related to the Settlement Order.

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

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' 1993 Forms 10-K and in the Forms 10-Q for the quarter ended March 31, 1994. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.

(a) 1993 Electric Rate Case. On May 10, 1994, the MPSC issued a final order in this case which increased annual electric revenues by $58 million, or about 2.8 percent, and approved an allowed rate of return on common equity of 11.75%. The rate increase is effective for service rendered on and after May 11, 1994. On June 9, 1994, Consumers filed a petition for rehearing and clarification of this order. The petition requests reconsideration of certain issues which include an incremental revenue requirement of $26 million for 1995, the level of rate cross-subsidization, the level of future DSM expenditures and the calculation of DSM-related incentives and penalties. The Attorney General has also filed a petition for rehearing raising certain issues regarding the mechanics of SFAS 106 Employers' Accounting For Postretirement Benefits Other Than Pensions cost recovery and other procedural matters. The MPSC has not taken any action on these petitions at this time.

(b) Arbitration Proceedings between Consumers and the MCV Partnership. A dispute has arisen between the MCV Partnership and Consumers relating to the impact of the Settlement Order on the fixed energy charge payment called for in the PPA and Consumers' ability to exercise its rights under the regulatory out provision based on the issuance of the Settlement Order. In accordance with the dispute resolution provisions set out in the PPA, an arbitrator acceptable to both parties has been selected and the arbitration of this dispute has commenced (the "MCV Fixed Energy Charge Arbitration"). Document discovery and depositions were substantially completed in early June. The schedule calls for depositions of each party's designated experts in August and hearings before the arbitrator in September and October. Consumers is unable to predict the outcome of such arbitration proceedings or of any possible settlement of the issues underlying this dispute.

On May 5, 1994, the MCV notified Consumers of its desire to commence a second arbitration proceeding, this one regarding the meaning of Exhibit C to the PPA. That exhibit sets forth the methodology for calculation of the energy charge payable under the PPA. This same exhibit is included in many of Consumers' power purchase agreements with qualifying facilities and has been consistently applied to all agreements. The MCV Partnership maintains that Consumers has misapplied or misinterpreted Exhibit C since commercial operation in March 1990 and has estimated that beginning in 1995 it should receive an increase in energy charge revenues of at least $8 million on an annual basis. Consumers believes that the PPA is clear on the manner in which energy charges are to be calculated and that Consumers has followed the specified procedure correctly throughout the term of the PPA. The parties are in the process of selecting an arbitrator and establishing a schedule. Consumers cannot predict the timing or outcome of this arbitration.

(c) Lawsuit Filed by the Lessors of the MCV Facility. The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charge. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. On March 28, 1994, Consumers commenced a lawsuit in State Circuit Court in Midland County, Michigan seeking declaratory and injunctive relief with respect to interpretation of the PPA. On July 26, 1994, at the request of the parties, the federal district court in New York transferred the case to the suspense docket pending completion of the MCV Fixed Energy Charge Arbitration. While management believes the possibility of the alleged damages being awarded in this suit is remote, CMS Energy and Consumers are unable to predict the outcome of this action.

In addition, on March 23, 1994, CMS Holdings filed suit in Circuit Court in Jackson County, Michigan to obtain a refund of tax indemnity payments owed to CMS Holdings by the other partners in First Midland Limited Partnership pursuant to a partnership tax indemnification agreement. In the suit CMS Holdings is claiming breach of contract, breach of covenant of good faith and fair dealing and that no setoff may be claimed by the other First Midland Partners. One of the partners in First Midland Limited Partnership has paid approximately $1 million of the $8 million originally in dispute, but the remaining partners have failed to pay their proportional parts of the refund and are claiming that retention of the payment is justified as a setoff against the larger amounts claimed by the lessor-plaintiffs in the New York federal court action. Consumers is unable to predict the outcome of this action.

(d) Retail Wheeling Proceedings. On April 11, 1994, the MPSC issued an Opinion and Interim Order which approved the framework for a five year experimental retail wheeling program for Consumers and Detroit Edison, and remanded the case to the Administrative Law Judge to determine appropriate rates and charges. The MPSC stated that the purpose of the experiment is to gather and evaluate information regarding whether retail wheeling is in the public interest and should occur on a permanent basis. The experimental program will commence with each utility's next solicitation of additional supply side resources.

The MPSC stated that the experimental program (i) would be limited to 60 MW for Consumers and 90 MW for Detroit Edison, (ii) would limit amounts wheeled by individual participating customers to between 2 and 10 MW,
(iii) would be limited to customers served at transmission or subtransmission voltage, (iv) would require retail wheeling customers to assume responsibility to procure power from third party providers, and
(v) would allow participating customers to return to firm service at the end of the experiment. The MPSC further stated that contracts between suppliers and end-users using retail wheeling would be subject to prior MPSC review and approval and that suppliers must have or obtain suitable franchises to serve in the end-users location as well as obtain a certificate of public convenience and necessity from the MPSC to provide the electric service.

Under the schedule currently set for proceedings on the appropriate retail wheeling rates, the utilities will file their direct cases in August 1994 with cross examination to begin in November 1994. Under this schedule, a proposal for decision would not be issued before early 1995.

The Detroit Edison Company and the Attorney General filed claims of appeal of this order. On June 15, 1994, the Court of Appeals issued an order dismissing these appeals on the grounds that the order was not final and therefore not appealable.

(e) Stray Voltage Lawsuit. Consumers experienced an increase in complaints during 1993 relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. On October 27, 1993, a complaint seeking certification as a class action suit was filed against Consumers in a local circuit court. The complaint alleged that in excess of a billion dollars of damages, primarily related to production by certain livestock owned by the purported class, were being incurred as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and vigorously opposed the certification of the class and this suit. On March 11, 1994, the court decided to deny class certification for this complaint and to dismiss, subject to refiling as separate suits, the October lawsuit with respect to all but one of the named plaintiffs. On April 4, 1994, the plaintiffs appealed the court's denial of class certification in this matter to the Court of Appeals. Subsequent to the filing of this appeal and the submission of the plaintiffs brief on this issue, the Court of Appeals on its own motion issued an order which decided that since the lead case in the class action suit had not been dismissed, the trial court's decision to deny class certification was an interlocutory order and therefore not ripe for appeal. The Court of Appeals Order also found that the trial court's decision that the other named plaintiffs had been misjoined was final and ripe for appeal. This issue had not been raised in the plaintiffs appeal or brief. Consumers has addressed both issues in its brief filed with the Court of Appeals on July 14, 1994 in support of the trial court's decision. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. In total, Consumers currently has 91 separate stray voltage cases pending.

(f) Gas Case Settlement. On June 13, 1994, Consumers filed an application with the MPSC seeking approval of a settlement agreement entered into between Consumers and the MPSC Staff concerning retail gas rates. In summary, the settlement provides for the expensing of certain SFAS 106-related retiree health care costs ($10 million in 1994 and $4.3 million in 1995) which otherwise would have been deferred for recovery from customers in the future. This settlement alleviates the MPSC Staff's concerns about the level of Consumers' earnings in the gas business and was intended to avoid a rate reduction related to the property tax expense reduction which will be experienced as a result of the recent legislation and ballot initiative. On June 15, 1994, the Attorney General filed a complaint with the MPSC seeking a gas rate reduction based upon the reduction in property tax expense. The Attorney General also filed objections to the proposed settlement. Subsequently, the Attorney General filed a document indicating that he would withdraw his objections and complaint if the MPSC ordered Consumers to file a general gas rate case by the end of 1994. Consumers filed a statement indicating that it would file such a case. On July 18, 1994, the MPSC issued an order approving the settlement, dismissing the Attorney General's complaint and accepting Consumers' commitment to file a general gas rate case by the end of 1994.

(g) Request for Approval of a Competitive "Rate K" Tariff. On June 15, 1994, Consumers filed an application with the MPSC seeking approval of a competitive contract service tariff. This tariff would allow Consumers to negotiate special rates with certain large customers who would otherwise be likely to terminate or reduce their purchases of electricity from Consumers in favor of some alternative source of power. The tariff would also allow Consumers to sell all or some portion of the 325 MW block of capacity Consumers is obligated to purchase from the MCV Partnership in excess of the 915 MW for which the MPSC has allowed cost recovery. Consumers requested in its application that the sale of the 325 MW block be treated for accounting and ratemaking purposes on a non-jurisdictional basis. On June 30, 1994, the MPSC issued an order which established a hearing schedule for the Rate K request. In accordance therewith, Consumers filed its direct case on July 21, 1994. The schedule would allow for a final order by the end of 1994.

(h) Palisades Plant - Spent Nuclear Fuel Storage. In April 1993, the NRC amended its regulations, effective May 7, 1993, to approve the design of the dry spent fuel storage casks to be used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the National Environmental Policy Act. As of July 31, 1994, the courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals related to this matter are now pending at the U.S. Sixth Circuit Court of Appeals with oral arguments scheduled for October 11, 1994. As of July 31, 1994, Consumers had loaded four dry storage casks with spent nuclear fuel and expects to load additional casks prior to Palisades' 1995 refueling outage. On August 2, 1994 Consumers announced that it will unload and replace one of the four dry storage casks previously loaded because of minor flaws detected in the welds in the liner of the most recently loaded cask. Although testing following cask loading did not disclose any leakage from the cask, Consumers decided to remove the spent fuel from the cask and insert it in another cask. Consumers has examined the radiographs for all of the casks fabricated for it to date, including the other three containing spent fuel, and has found all other welds acceptable.

(j) Gas Supplier Dispute. Consumers has been involved in a dispute with eight of its direct gas suppliers regarding the price to be paid for gas supplied under the contracts. Lawsuits were pending in which the suppliers were seeking open pricing and/or renegotiation of the pricing provisions of their contracts. Certain of the suppliers also alleged that absent such renegotiation they would have the right to terminate their supply contracts with Consumers. Consumers disputed those claims. Subsequently, Consumers and seven of the suppliers have agreed to enter into new contracts at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier have agreed to terminate their existing contract. Pursuant to these agreements the claims made by the suppliers will be dismissed with prejudice.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 27, 1994, the shareholders ratified the appointment of Arthur Andersen & Co. as independent auditors of CMS Energy and Consumers for the year ended December 31, 1994. The vote at CMS Energy was 73,780,207 in favor, and 381,429 against, with 545,383 abstaining. The vote at Consumers was 85,066,955 in favor, and 6,675 against, with 14,473 abstaining.


At the same meeting, shareholders elected all twelve nominees for the office of director for both CMS Energy and Consumers. The total number of votes cast at CMS Energy was 74,707,019. The votes for individual nominees were as follows:

                          CMS ENERGY CORPORATION

                                                Number of Votes
                                                ---------------
                                    For          Withheld        Total

   William T. McCormick, Jr.     73,659,297     1,047,722      74,707,019
   James J. Duderstadt           73,737,474       969,545      74,707,019
   Victor J. Fryling             73,732,910       974,109      74,707,019
   Earl D. Holton                73,794,923       912,096      74,707,019
   Lois A. Lund                  73,694,306     1,012,713      74,707,019
   Frank K. Merlotti             73,776,729       930,290      74,707,019
   Willaim U. Parfet             73,794,440       912,579      74,707,019
   Percy A. Pierre               73,773,196       933,823      74,707,019
   S. Kinnie Smith, Jr.          73,733,450       973,569      74,707,019
   Robert D. Tuttle              73,772,378       934,641      74,707,019
   Kenneth Whipple               73,780,188       926,831      74,707,019
   John B. Yasinsky              73,787,462       919,557      74,707,019


The total number of votes cast at Consumers was 85,088,103. The votes for individual nominees were as follows:

                          CONSUMERS POWER COMPANY

                                                Number of Votes
                                                ---------------
                                    For         Withheld         Total

   William T. McCormick, Jr.     85,071,463      16,640        85,088,103
   James J. Duderstadt           85,071,786      16,317        85,088,103
   Victor J. Fryling             85,072,155      15,948        85,088,103
   Earl D. Holton                85,072,477      15,626        85,088,103
   Lois A. Lund                  85,071,724      16,379        85,088,103
   Frank K. Merlotti             85,071,485      16,618        85,088,103
   Willaim U. Parfet             85,072,377      15,726        85,088,103
   Percy A. Pierre               85,072,229      15,874        85,088,103
   S. Kinnie Smith, Jr.          85,072,005      16,098        85,088,103
   Robert D. Tuttle              85,071,905      16,198        85,088,103
   Kenneth Whipple               85,072,876      15,227        85,088,103
   John B. Yasinsky              85,072,736      15,367        85,088,103


Item 6.  Exhibits and Reports on Form 8-K

(a) List of Exhibits

(4)         - CMS Energy:  Credit Agreement dated as of July 29, 1994
              among CMS Energy Corporation, the Banks, the Co-Agents, the Documentation Agent and the Operational Agent, all as defined therein, and the Exhibits thereto
(12)        - CMS Energy:  Statements regarding computation of Ratio of
              Earnings to Fixed Charges
(15)(a)     - CMS Energy:  Letter of independent public accountant
(15)(b)     - Consumers:  Letter of independent public accountant
(27)(a)     - CMS Energy:  Financial Data Schedule
(27)(b)     - Consumers:  Financial Data Schedule

(b) Reports on Form 8-K

There have been no Current Reports on Form 8-K filed since the filing of CMS Energy Corporation's and Consumers Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                           CMS ENERGY CORPORATION
                                         -------------------------
                                                (Registrant)


Date: August 10, 1994                    By       A M Wright
                                         -------------------------
                                                Alan M. Wright
                                         Senior Vice President and
                                          Chief Financial Officer



                                          CONSUMERS POWER COMPANY
                                         -------------------------
                                                (Registrant)


Date: August 10, 1994                    By       A M Wright
                                         -------------------------
                                                Alan M. Wright
                                         Senior Vice President and
                                          Chief Financial Officer