Form 10-Q
period 1994-09-30
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1994-11-14
CIK 201533, 811156

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1994

                                    OR

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____


Commission      Registrant; State of Incorporation;       IRS Employer
File Number        Address; and Telephone Number       Identification No.
- -----------     -----------------------------------    ------------------

  1-9513              CMS ENERGY CORPORATION               38-2726431
                     (A Michigan Corporation)
                 Fairlane Plaza South, Suite 1100
                       330 Town Center Drive
                     Dearborn, Michigan  48126
                           (313)436-9261

  1-5611              CONSUMERS POWER COMPANY              38-0442310
                     (A Michigan Corporation)
                     212 West Michigan Avenue
                     Jackson, Michigan  49201
                           (517)788-1030


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
CMS Energy Corporation, $.01 par value, shares outstanding
at October 31, 1994 -                                           86,302,557
Consumers Power Company, $10 par value, shares outstanding and privately
held by CMS Energy Corporation at October 31, 1994 -            84,108,789

                          CMS Energy Corporation
                                    and
                          Consumers Power Company


                      Quarterly reports on Form 10-Q
                 to the Securities and Exchange Commission for the Quarter Ended September 30, 1994



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                             TABLE OF CONTENTS


                                                                     Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
PART I:
CMS Energy Corporation
      Report of Independent Public Accountants. . . . . . . . . . . .   6
      Consolidated Statements of Income . . . . . . . . . . . . . . .   7
      Consolidated Statements of Cash Flows . . . . . . . . . . . . .   8
      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .   9
      Consolidated Statements of Common Stockholders' Equity. . . . .  11
      Condensed Notes to Consolidated Financial Statements. . . . . .  12
      Management's Discussion and Analysis. . . . . . . . . . . . . .  27
Consumers Power Company
      Report of Independent Public Accountants. . . . . . . . . . . .  44
      Consolidated Statements of Income . . . . . . . . . . . . . . .  45
      Consolidated Statements of Cash Flows . . . . . . . . . . . . .  46
      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  47
      Consolidated Statements of Common Stockholder's Equity. . . . .  49
      Condensed Notes to Consolidated Financial Statements. . . . . .  50
      Management's Discussion and Analysis. . . . . . . . . . . . . .  64
PART II:
      Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  76
      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  79
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  80

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

Hydra-Co. . . . . . . . . . . . . . .   Independent power production
                                        subsidiary of Niagara Mohawk Power
                                        Corporation

kWh . . . . . . . . . . . . . . . . .   Kilowatt-hour

Ludington . . . . . . . . . . . . . .   Ludington pumped storage plant,
                                        jointly owned by Consumers and
                                        Detroit Edison

mcf . . . . . . . . . . . . . . . . .   Thousand cubic feet
MCV . . . . . . . . . . . . . . . . .   Midland Cogeneration Venture
MCV Bonds . . . . . . . . . . . . . .   Collectively, senior secured lease
                                        obligation bonds and subordinated
                                        secured lease obligation bonds
                                        issued in connection with the
                                        leveraged-lease financing of the
                                        MCV Facility, and tax-exempt PCRBs
MCV Facility. . . . . . . . . . . . .   A natural gas-fueled, combined
                                        cycle cogeneration facility
                                        operated by the MCV Partnership
MCV Partnership . . . . . . . . . . .   Midland Cogeneration Venture
                                        Limited Partnership
MGL . . . . . . . . . . . . . . . . .   Midland Group, Ltd., a subsidiary
                                        of Consumers
MichCon . . . . . . . . . . . . . . .   Michigan Consolidated Gas Company

Michigan Cogeneration Partners. . . .   Michigan Cogeneration Partners
                                        Limited Partnership
Michigan Gas Storage. . . . . . . . .   Michigan Gas Storage Company, a
                                        subsidiary of Consumers
MMBtu . . . . . . . . . . . . . . . .   Million British thermal unit
MMCG. . . . . . . . . . . . . . . . .   Michigan Municipal Cooperative
                                        Group
MOAPA . . . . . . . . . . . . . . . .   MOAPA Energy Limited Partnership,
                                        a wholly owned affiliate of CMS
                                        Generation
MPSC. . . . . . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . . . . . .   Megawatts

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

Revised Settlement Proposal . . . . .   Request for approval of a
                                        settlement proposal to resolve MCV
                                        cost recovery issues, PURPA issues
                                        and court remand as filed with the
                                        MPSC on July 7, 1992 and amended
                                        on September 8, 1992
Risk Service Contract . . . . . . . .   Service Contract for Exploration
                                        and Exploitation of Hydrocarbons
                                        and Block No. 16 of the Ecuadorian
                                        Amazon Region, dated January 27,
                                        1986

SEC . . . . . . . . . . . . . . . . .   Securities and Exchange Commission
Secured Credit Facility . . . . . . .   $220 million secured Revolving
                                        Credit Facility dated November 30,
                                        1992
SERP. . . . . . . . . . . . . . . . .   Supplemental Executive Retirement
                                        Plan
Settlement Order. . . . . . . . . . .   MPSC Order issued March 31, 1993
                                        in MPSC Case Nos. U-10127, U-8871
                                        and others, and the rehearing
                                        order issued May 26, 1993,
                                        approving with modifications the
                                        Revised Settlement Proposal
SFAS. . . . . . . . . . . . . . . . .   Statement of Financial Accounting
                                        Standards
Superfund . . . . . . . . . . . . . .   Comprehensive Environmental
                                        Response, Compensation and
                                        Liability Act

Trunkline . . . . . . . . . . . . . .   Trunkline Gas Company

Unsecured Credit Facility . . . . . .   $400 million unsecured revolving
                                        credit and letter of credit
                                        facility dated as of July 29, 1994

Walter. . . . . . . . . . . . . . . .   Walter International, Inc., a
                                        Texas corporation

                            ARTHUR ANDERSEN LLP




                 Report of Independent Public Accountants



To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month, nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                   ARTHUR ANDERSEN LLP


Detroit, Michigan,
  November 10, 1994.


                                                CMS Energy Corporation
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                     September 30        September 30        September 30
                                                    1994      1993      1994      1993      1994      1993
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                $  573    $  578    $1,667    $1,556    $2,188    $2,015
  Gas utility                                        126       123       837       809     1,188     1,172
  Oil and gas exploration and production              26        19        64        58        82        79
  Independent power production                        13         5        29        14        37        11
  Natural gas pipeline, storage and marketing         28        32       106       105       143       139
  Other                                                1         1         2         4         3         5
                                                  ---------------------------------------------------------
      Total operating revenue                        767       758     2,705     2,546     3,641     3,421
                                                  ---------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                      80        83       230       224       299       294
    Purchased power - related parties                119       124       359       344       482       469
    Purchased and interchange power                   37        53       134       105       177       134
    Cost of gas sold                                  71        83       566       564       803       820
    Other                                            163       134       460       394       637       567
                                                  ---------------------------------------------------------
      Total operation                                470       477     1,749     1,631     2,398     2,284
  Maintenance                                         46        52       138       152       193       206
  Depreciation, depletion and amortization            85        84       272       263       372       363
  General taxes                                       40        43       138       149       182       193
                                                  ---------------------------------------------------------
      Total operating expenses                       641       656     2,297     2,195     3,145     3,046
                                                  ---------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                   107        98       281       231       336       249
  Gas utility                                          5         3       106        97       156       130
  Oil and gas exploration and production               7         -        11         8         6         8
  Independent power production                         7         1        12         5        13        (3)
  Natural gas pipeline, storage and marketing          2         2         8         6         9         8
  Other                                               (2)       (2)      (10)        4       (24)      (17)
                                                  ---------------------------------------------------------
      Total pretax operating income                  126       102       408       351       496       375
                                                  ---------------------------------------------------------
INCOME TAXES                                          27        25        97        82       107        77
                                                  ---------------------------------------------------------
NET OPERATING INCOME                                  99        77       311       269       389       298
                                                  ---------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Income from contractual arrangements (MCV Bonds)     -         8         -        24         8        33
  Accretion income                                     3         4        10        11        13        15
  Accretion expense (Note 2)                          (8)       (9)      (27)      (27)      (36)      (27)
  Loss on MCV power purchases - settlement             -         -         -         -         -      (520)
  Other income taxes, net                              3         7         9        13        13       190
  Other, net                                           2         7         9        15        10         6
                                                  ---------------------------------------------------------
      Total other income (deductions)                  -        17         1        36         8      (303)
                                                  ---------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                          49        54       142       155       191       205
  Other interest                                       5         6        10        17        18        27
  Capitalized interest                                (2)       (1)       (5)       (3)       (6)       (4)
  Preferred dividends                                  7         3        17         8        19        11
                                                  ---------------------------------------------------------
      Net fixed charges                               59        62       164       177       222       239
                                                  ---------------------------------------------------------
NET INCOME (LOSS)                                 $   40    $   32    $  148    $  128    $  175    $ (244)
                                                  =========================================================
AVERAGE COMMON SHARES OUTSTANDING                     86        80        86        80        85        80
                                                  =========================================================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE          $  .46    $  .40    $ 1.73    $ 1.60    $ 2.05    $(3.06)
                                                  =========================================================
DIVIDENDS DECLARED PER COMMON SHARE               $  .21    $  .18    $  .57    $  .42    $  .75    $  .54
                                                  =========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)

                                                                 Nine Months Ended       Twelve Months Ended
                                                                   September 30              September 30
                                                                 1994        1993         1994         1993
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ 148       $ 128        $ 175        $(244)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation, depletion and amortization (includes
         nuclear decommissioning depreciation of $37, $36,
         $48 and $47, respectively)                               272         263          372          363
        Debt discount amortization                                 28          27           38           37
        Capital lease amortization                                 25          21           34           32
        Deferred income taxes and investment tax credit            61          77           40         (163)
        Accretion expense (Note 2)                                 27          27           36           27
        Accretion income - abandoned Midland project              (10)        (11)         (13)         (15)
        MCV power purchases - settlement (Note 2)                 (71)        (64)         (90)         (64)
        Loss on MCV power purchases - settlement (Note 2)           -           -            -          520
        Other                                                     (13)         (6)         (15)           -
        Changes in other assets and liabilities                   (43)       (217)          85         (124)
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               424         245          662          369
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (415)       (377)        (584)        (547)
  Investments in partnerships and unconsolidated subsidiaries     (40)        (83)         (66)         (96)
  Investments in nuclear decommissioning trust funds              (37)        (36)         (48)         (47)
  Cost to retire property, net                                    (25)        (24)         (33)         (25)
  Deferred demand-side management costs                            (5)        (42)         (15)         (54)
  Proceeds from sale of property                                   10           1           10           11
  Sale of subsidiary                                                -         (14)           -          (14)
  Reduction of investments in MCV Bonds                             -          13          309           13
  Proceeds from Bechtel settlement                                  -           -            -           46
  Other                                                            (5)         (1)          (8)          (2)
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (517)       (563)        (435)        (715)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                                     193           -          193            -
  Proceeds from bank loans, notes and bonds                       178         667          186          843
  Increase (decrease) in notes payable, net                       142         349         (163)         160
  Issuance of common stock                                         24           8          148            8
  Retirement of bonds and other long-term debt                   (228)       (645)        (228)        (645)
  Repayment of bank loans                                        (143)        (57)        (278)         (58)
  Payment of common stock dividends                               (49)        (34)         (64)         (43)
  Payment of capital lease obligations                            (24)        (18)         (31)         (27)
  Retirement of common stock                                       (2)         (3)          (2)          (3)
                                                                ------      ------       ------       ------
          Net cash provided by (used in) financing activities      91         267         (239)         235
                                                                ------      ------       ------       ------

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                (2)        (51)         (12)        (111)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           28          89           38          149
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  26       $  38        $  26        $  38
                                                                ======      ======       ======       ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                              Consolidated Balance Sheets
                                                                     September 30               September 30
                                                                         1994      December 31       1993
                                                                     (Unaudited)       1993      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $5,523        $5,347        $5,225
  Gas                                                                    1,931         1,862         1,795
  Oil and gas properties (full-cost method)                                925           845           823
  Other                                                                    338           294           254
                                                                        -----------------------------------
                                                                         8,717         8,348         8,097
  Less accumulated depreciation, depletion and amortization              4,244         4,022         3,967
                                                                        -----------------------------------
                                                                         4,473         4,326         4,130
  Construction work-in-progress                                            279           257           365
                                                                        -----------------------------------
                                                                         4,752         4,583         4,495
                                                                        -----------------------------------
INVESTMENTS
  First Midland Limited Partnership (Note 2)                               216           213           211
  Independent power production                                             131           115           118
  Midland Cogeneration Venture Limited Partnership (Note 2)                 71            67            67
  Other                                                                     50            26            26
                                                                        -----------------------------------
                                                                           468           421           422
                                                                        -----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                               26            28            38
  Accounts receivable and accrued revenue, less
    allowances of $4, $4 and $4, respectively (Note 8)                     112           149           121
  Inventories at average cost
    Gas in underground storage                                             271           228           284
    Materials and supplies                                                  79            74            75
    Generating plant fuel stock                                             33            41            30
  Trunkline settlement (Note 3)                                             30            31            32
  Deferred income taxes                                                     20            17             -
  Investment in MCV Bonds                                                    -             -           309
  Prepayments and other                                                     99           195           100
                                                                        -----------------------------------
                                                                           670           763           989
                                                                        -----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                                  490           491           484
  Nuclear decommissioning trust funds (Note 4)                             204           165           152
  Abandoned Midland project (Note 3)                                       151           162           165
  Trunkline settlement (Note 3)                                             63            86            93
  Other                                                                    363           293           235
                                                                        -----------------------------------
                                                                         1,271         1,197         1,129
                                                                        -----------------------------------
TOTAL ASSETS                                                            $7,161        $6,964        $7,035
                                                                        ===================================





                                                                     September 30               September 30
                                                                         1994      December 31       1993
                                                                     (Unaudited)       1993      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (Note 8)
  Common stockholders' equity                                           $1,085        $  966        $  830
  Preferred stock of subsidiary                                            356           163           163
  Long-term debt                                                         2,378         2,405         2,621
  Non-current portion of capital leases                                    118           115           112
                                                                        -----------------------------------
                                                                         3,937         3,649         3,726
                                                                        -----------------------------------




CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     238           368           247
  Notes payable                                                            401           259           564
  Accounts payable                                                         152           171           158
  Accounts payable - related parties                                        46            46            51
  Accrued taxes                                                            102           233            96
  MCV power purchases - settlement (Note 2)                                 82            82            81
  Accrued refunds                                                           37            28            19
  Accrued interest                                                          29            40            33
  Deferred income taxes                                                      -             -            16
  Other                                                                    188           189           172
                                                                        -----------------------------------
                                                                         1,275         1,416         1,437
                                                                        -----------------------------------




NON-CURRENT LIABILITIES
  Deferred income taxes                                                    566           509           450
  Postretirement benefits                                                  556           540           531
  MCV power purchases - settlement (Note 2)                                345           391           402
  Deferred investment tax credits                                          184           191           193
  Trunkline settlement (Note 3)                                             63            86            93
  Regulatory liabilities for income taxes, net                              20             6            51
  Other (Note 4)                                                           215           176           152
                                                                        -----------------------------------
                                                                         1,949         1,899         1,872
                                                                        -----------------------------------



COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 4)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $7,161        $6,964        $7,035
                                                                        ===================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                Consolidated Statements of Common Stockholders' Equity
                                                      (Unaudited)


                                       Three Months Ended       Nine Months Ended      Twelve Months Ended
                                          September 30            September 30            September 30
                                         1994        1993        1994        1993        1994        1993
                                                                                               In Millions
COMMON STOCK
  At beginning and end of period       $    1      $    1      $    1      $    1      $    1      $    1
                                       -------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                1,688       1,543       1,672       1,539       1,548       1,539
  Common Stock reacquired                  (1)         (3)         (2)         (3)         (2)         (3)
  Common Stock issued                       7           8          24           8         148           8
  Common Stock reissued                     1           -           1           4           1           4
                                       -------------------------------------------------------------------
    At end of period                    1,695       1,548       1,695       1,548       1,695       1,548
                                       -------------------------------------------------------------------
REVALUATION CAPITAL (Note 7)
  At beginning of period                   (1)          -           -           -           -           -
  SFAS 115 - unrealized loss,
    net of tax                             (2)          -          (3)          -          (3)          -
                                       -------------------------------------------------------------------
    At end of period                       (3)          -          (3)          -          (3)          -
                                       -------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                 (630)       (736)       (707)       (813)       (719)       (432)
  Net income (loss)                        40          32         148         128         175        (244)
  Common stock dividends declared         (18)        (15)        (49)        (34)        (64)        (43)
                                       -------------------------------------------------------------------
    At end of period                     (608)       (719)       (608)       (719)       (608)       (719)
                                       -------------------------------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY      $1,085      $  830      $1,085      $  830      $1,085      $  830
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

CMS Energy uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating revenue. For the three, nine and 12 month periods ended September 30, 1994, equity earnings were $10 million, $21 million and $25 million, respectively and $4 million, $13 million and $10 million for the three, nine and 12 month periods ended September 30, 1993.

In September 1994, management announced that Consumers is being internally reorganized into separate electric utility and gas utility strategic business units. The restructuring, effective January 1, 1995, while not affecting Consumers' or CMS Energy's consolidated financial statements or corporate legal form, is designed to sharpen management focus, improve efficiency and accountability in both business segments and better position Consumers for growth in the gas market and to meet increased competition in the electric power market. Management believes that the strategic business unit structure will allow each unit to focus more on its own profitability and growth potential, and will ultimately, in the long term, result in lower overall costs.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company for 15- and 20-year periods, respectively. At September 30, 1994, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership

Consumers' obligations for purchase of contract capacity from the MCV Partnership under the PPA since 1992 follows:

                                                             1995 and
Year                          1992      1993      1994     thereafter
- ----                          ----     -----     -----     ----------
MW                             915     1,023     1,132          1,240

Prior to 1993, the MPSC allowed Consumers to recover costs of power purchased from the MCV Partnership based on delivered energy for up to 840 MW at rates less than Consumers paid. In March 1993, the MPSC approved, with modifications, the Revised Settlement Proposal which had been co-sponsored by Consumers, the MPSC staff and 10 small power and cogeneration developers. These parties accepted the Settlement Order, and the MCV Partnership confirmed that it did not object to the modifications. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals.

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

The PPA provides that Consumers is to pay to the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge which is based primarily on Consumers' average cost of coal consumed. Consumers is scheduling deliveries of energy from the MCV Partnership whenever it has energy available up to hourly availability limits, or "caps," for the 915 MW of capacity authorized for recovery in the Settlement Order. Consumers can recover an average 3.62 cents per kWh capacity charge and the prescribed energy charges associated with the scheduled deliveries within the caps, whether or not those deliveries are scheduled on an economic basis. Through December 1997, there is no cap applied during on-peak hours to Consumers' recovery for the purchase of capacity made available within the 915 MW authorized. Recovery for purchases during off-peak hours is capped at 82 percent in 1994 and 1995, 84 percent in 1996 and 1997, increasing to 88.7 percent in 1998 and thereafter at which time the 88.7 percent cap is applicable during all hours. For all economic energy deliveries above the caps to 915 MW, Consumers is allowed to recover 1/2 cent per kWh capacity payment in addition to the corresponding variable energy charge.

In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss included management's best estimates regarding the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. Because the calculation of the 1992 loss depended in part upon estimates of future unregulated sales of energy to third parties, a more conservative or risk-free investment rate of 7 percent was used to calculate $188 million of the total $343 million after-tax loss. The remaining portion of the loss was calculated using an 8.5 percent discount rate reflecting Consumers' incremental borrowing rate as required by SFAS 90, Regulated Enterprises-Accounting for Abandonments and Disallowances of Plant Costs. The after-tax expense for the time value of money for the loss is estimated to be $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement loss was recorded in 1992, Consumers' continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries, including fixed energy charges (in connection with a dispute with the MCV Partnership discussed below), which are being escrowed, totaled $51 million for the first nine months of 1994.
Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. However, if Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Consumers' estimates of its 1994 and future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are as follows:
                                               After-tax, In Millions
                                 1994    1995    1996    1997    1998
- ---------------------------------------------------------------------
Expected cash underrecoveries     $65     $65     $62     $61     $ 8

Possible additional
 underrecoveries and losses (a)   $ 5     $20     $20     $22     $72
=====================================================================

(a) If unable to sell any capacity above the MPSC's authorized level.

At December 31, 1993, and September 30, 1994, the after-tax, present value of the Settlement Order liability totaled $307 million and $277 million, respectively. The reduction in the Settlement Order liability during 1994 reflects after-tax cash underrecoveries related to capacity totaling $47 million, partially offset by after-tax accretion expense of $17 million.

The PPA, while providing for payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. In connection with the MPSC's approval of the Revised Settlement Proposal, Consumers and the MCV Partnership are engaged in arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected and hearings are being conducted. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership even though Consumers may not be recovering these costs. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. Although Consumers believes its position on arbitration is sound and intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration.
At September 30, 1994, $25 million has been escrowed by Consumers and is included as a non-current asset in Consumers' financial statements. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer in connection with the sale of its remaining $309 million investment in the MCV Bonds which was completed in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of the arbitration between the MCV Partnership and Consumers discussed above. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. It appears from the complaint that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. While management believes that the possibility of the alleged damages being awarded is remote, CMS Energy and Consumers are unable to predict the outcome of this issue. In addition, CMS Holdings has filed a lawsuit in the circuit court of Jackson, Michigan, seeking reimbursement of $7 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. Consumers is unable to predict the outcome of this issue.

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

In July 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility being developed by Michigan Cogeneration Partners. Consumers plans to seek MPSC approval to substitute 65 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. The proposed substitution of capacity which would start in 1997, the year the coal-fired cogeneration facility was scheduled to begin operations, represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for a coal-fired cogeneration facility. As a result, Consumers recorded a regulatory asset of $30 million, which it believes will ultimately be recoverable in rates.

PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. In March 1994, the MPSC issued an order in the PSCR reconciliation case for 1992 confirming Consumers' recovery for the purchase of 840 MW from the MCV in accordance with the MPSC plan case order and allowing recovery for the purchase of power above 840 MW based on replacement power costs. The MPSC subsequently confirmed the recovery of MCV-related costs consistent with the Settlement Order as part of the 1993 and 1994 PSCR plan case orders.


3:   Rate Matters

Electric Rate Case

In May 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Consequently, residential customers were allocated $40 million, which is 70 percent of the rate increase.

In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104.4 million to $139.5 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. The filing addresses the ratemaking effect of jurisdictional sales losses by assuming adoption of a proposed special nonjurisdictional rate to large, qualifying industrial customers as requested by Consumers in an earlier June 1994 filing with the MPSC. An alternative approach presented would use the MCV contract capacity above 915 MW for jurisdictional electric customers and offer discounted jurisdictional tariffs. Consumers has also requested that the MPSC eliminate the rate cross-subsidization of residential rates in a two-step adjustment. In addition, Consumers proposes to eliminate all DSM expenditures after April 1995 and further requests MPSC approval to recover all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington.

Special Rates: In June 1994, Consumers also filed a request with the MPSC, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers proposes to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. To serve these customers, Consumers would use power purchases from the MCV Partnership which exceed the 915 MW currently recoverable from electric retail customers. Certain other parties have subsequently filed various alternative proposals. The MPSC has adopted a hearing schedule that calls for briefs to be filed in December 1994. A final order is expected in the first quarter of 1995.

Abandoned Midland Project: In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In 1991, the MPSC issued orders permitting recovery of a portion of the plant and Consumers began collecting $35 million pretax annually for the next 10 years. Several parties, including the Attorney General, filed claims of appeal with the Court of Appeals regarding MPSC orders issued in 1991 that specified the recovery of abandoned investment. Oral arguments took place before the Court of Appeals in October 1994.

Electric Demand-side Management: As a result of settlement discussions regarding demand-side management and an MPSC order in 1991, Consumers agreed to spend $65 million over two years on demand-side management programs. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent. This adjustment, if implemented, would be applied to Consumers' retail electric tariff rates and be in effect for one year following reconciliation hearings with the MPSC. The estimated revenue effects of the potential adjustment range from an $11 million increase to a $22 million decrease. The proceedings before the MPSC have started and based on the criteria set out in the demand-side management settlement agreement approved by the MPSC in 1992, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately allow collection of the full $11 million incentive. Accordingly, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to its demand-side management program. A final order from the MPSC is expected by mid-1995.

In October 1993, Consumers completed the customer participation portion of these DSM programs. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that allowed Consumers to recover demand-side management expenditures which exceeded $65 million. The order also authorized Consumers to continue certain programs in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from its customers in accordance with an accounting order issued by the MPSC in September 1992. The unamortized balance of deferred costs at September 30, 1994 was $71 million.

PSCR Issues

On November 9, 1994, the ALJ presiding over the 1993 PSCR reconciliation proceeding issued a proposal for decision in this case. Several issues were included in this proposal for decision including issues related to a planned refueling and maintenance outage which Consumers began at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. In addition, from mid-February through mid-June 1994, Palisades was temporarily taken out of service to repair valve-leakage and conduct other needed inspections and repairs. Recovery of replacement power costs incurred by Consumers during these outages were reviewed during the 1993 PSCR reconciliation of actual costs and revenues to determine the prudency of actions taken during the outages. The 1994 outages will be reviewed as part of that years reconciliation proceedings. Net replacement power costs during the outages were approximately $180,000 per day above the cost of fuel Consumers would have otherwise incurred when the plant is operating. Consumers had conceded that one day of the 1993 outage was inappropriate, while the MPSC staff has recommended a 20-day disallowance. The ALJ proposed a disallowance of 22 days of outage totaling $4.2 million. CMS Energy had previously established a reserve for this potential disallowance. See Note 4 for information regarding the NRC's review of Palisades' performance.

Gas Rates

In July 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits computed under SFAS 106 against earnings over the last six months of 1994. This charge against earnings will partially offset costs related to state property taxes which have been reduced. The agreement was reached in response to an assertion by the MPSC staff that gas utility business earnings for 1993 were in excess of the currently authorized level. The agreement also provides for an additional $4 million of 1995-related SFAS 106 costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers committed to file a gas rate case before December 31, 1994, that will, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, into its retail gas rates. A final order should be received approximately 9 to 12 months after the request is filed. No assurance can be given as to the level of rates which will be authorized by the MPSC. Consumers' gas distribution business is currently authorized to earn a 13.25 percent rate of return on equity. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

GCR Issues

The MPSC, in a February 1993 order, provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively.
In a related case, Consumers was not allowed to recover $13 million of gas supply costs incurred prior to February 8, 1993. Consumers previously had accrued a loss for this issue in excess of the disallowed amount. Future disallowances are not anticipated, unless the remaining appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. As part of the settlement, Consumers will not incur any transition costs from Trunkline as a result of FERC Order 636. In 1992, Consumers recorded a liability and regulatory asset for the principal amount of payments to Trunkline over a five-year period. In May 1993, the MPSC approved a separate settlement agreement that provides Consumers with full recovery of these costs over a five-year period. At September 30, 1994, Consumers' remaining liability and regulatory asset were $93 million.

Other

A dispute involving pricing under contracts Consumers had with eight direct gas suppliers has been resolved. The dispute revolved around whether the price Consumers pays Trunkline for gas was the proper reference price for these eight gas supply contracts. Consumers and seven of the suppliers have agreed to enter into new contracts, at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier agreed to terminate their existing contract.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on Consumers' financial position or results of operations.



4:   Commitments and Contingencies

Ludington Pumped Storage Plant

In October 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties, signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. The proposed settlement, which allows for the continued operation of the plant through the end of its FERC license, will require Consumers and Detroit Edison to continue using a seasonal barrier net as well as monitoring new technology which may further reduce fish loss at the plant. The proposed settlement also requires Consumers to make annual payments to the Great Lakes Fishery Trust, develop and improve recreational areas and convey undeveloped land to the State of Michigan and the Great Lakes Fishery Trust. Upon approval of the settlement agreement, Consumers will transfer land (with an original cost of $9 million and a fair market value in excess of $20 million), make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The agreement is subject to MPSC approval of Consumers being permitted to recover all such settlement costs from electric customers, and approval by the FERC.

The proposed settlement would resolve a lawsuit filed by the Attorney General in 1986 on behalf of the State of Michigan in the Circuit Court of Ingham County, seeking damages from Consumers and Detroit Edison for injuries to fishery resources because of the operation of the Ludington plant. The state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, with the latter amount to be adjusted upon installation of "adequate" fish barriers and other changed conditions. Since 1986 the parties have continued to dispute, in various courts, the amount of actual damages as well as the best alternative to mitigate future damages.

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

The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. At September 30, 1994, Consumers has accrued a liability for $40 million, representing the minimum amount in the range. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods. In order to be recovered in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC stated that the length of the amortization period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. Consumers plans to seek recovery of remedial action costs in its gas rate case to be filed in 1994.

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

In 1993, Consumers experienced increases in complaints relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. A complaint seeking certification as a class action suit was filed against Consumers in a local county circuit court in 1993. The complaint alleged the existence of a purported class that incurred damages in excess of $1 billion, primarily to certain livestock owned by the purported class, as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit, and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit.
In April 1994, the plaintiffs in this action appealed the matter to the Court of Appeals. Consumers believes that the various claims are different enough to warrant separate trials, and that the circuit court's denial of class-action status will be upheld. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At October 31, 1994, Consumers had 88 separate stray voltage lawsuits pending.

Palisades Plant

In April 1993, the NRC approved the design of the dry spent fuel storage casks now being used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. The courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals relating to this matter are now pending at the U.S. Sixth Circuit Court of Appeals where oral argument was held during October 1994. As of October 31, 1994, Consumers had loaded seven dry storage casks with spent nuclear fuel and expects to load six additional casks prior to Palisades' 1995 refueling. If Consumers is unable to continue to use the casks as planned, significant costs could be incurred, including replacement power costs during any resulting plant shutdown and costs to remove the spent fuel from the dry casks. If Consumers cannot store fuel on-site in the dry casks, and if no off-site storage is available, Palisades could be forced to cease operation as early as mid-1995, when all fuel must be off-loaded for a ten-year inspection of the reactor vessel. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and concluded that the pad location is acceptable to support the casks.

In August 1994, Consumers announced that it would unload and replace one of the dry fuel storage casks at Palisades that contain spent nuclear fuel. In examining radiographs during a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage from the cask, Consumers has nevertheless decided to remove the spent fuel from this cask and insert it in another cask. Consumers has examined the radiographs for all of its casks, including the casks containing spent fuel, and has found all other welds to be acceptable.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs (see Note 3). The results of an NRC review of Consumers' performance at Palisades published shortly after the planned outage showed a decline in performance ratings for the plant. In order to provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. The inspection, completed in June 1994, found certain performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the problems at Palisades. The NRC did not place Palisades on either the NRC's "Troubled" or "Declining Performance" list. In August 1994, Consumers filed its response to the NRC's diagnostic evaluation report, which included both short- and long-term enhancements planned for Palisades to improve performance. Attaining and maintaining acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned levels of expenditures.

As the holder of a license to operate a pressurized-water reactor nuclear power plant, Consumers is required by NRC regulations to calculate and report to the NRC, values relating to the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. If the results of the calculation indicate that a temperature screening criterion established in the regulations will be exceeded, Consumers must submit a safety analysis to determine what, if any, plant modifications are necessary to prevent potential reactor vessel failure as a result of postulated pressurized thermal shock events if continued operation beyond the screening criterion value is allowed, and the NRC will then decide whether to permit continued operation in excess of the criterion. Consumers had previously submitted a calculation indicating that the Palisades reactor vessel would not exceed the screening criterion before the year 2004. Preliminary analysis of more recent data from testing of similar materials indicates that the Palisades reactor vessel could exceed the screening criterion prior to 2004. Consumers is continuing to analyze this data and will report its conclusions to the NRC in late November. Consumers is also continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts.

Nuclear Decommissioning

Consumers collects estimated costs to decommission (decontamination and dismantlement) its two nuclear plants through a monthly surcharge to electric customers which currently totals $45 million annually. Consumers currently estimates decommissioning costs of $220 million and $423 million, in 1994 dollars, for the Big Rock and Palisades nuclear plants, respectively. Amounts collected from electric retail customers and deposited in trusts, and earnings on the trusts, which are credited to accumulated depreciation, are estimated to accumulate $425 million and $1.2 billion for decommissioning Big Rock and Palisades, respectively.
The trust funds, which are estimated to earn 7.1 percent, will be used for decommissioning Big Rock and Palisades at the end of their respective license periods in 2000 and 2007. In order to meet NRC requirements for decommissioning, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades which assumed that each plant site will be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. Consumers is currently updating those estimates, and expects that the decommissioning costs may increase, principally due to the unavailability of low- and high-level radioactive waste disposal facilities. The lack of an available disposal site could result in the need to maintain the facilities in a mothballed state for a significant period of time after retirement. Consumers expects to file updated decommissioning estimates with the MPSC on or before March 31, 1995. At September 30, 1994, Consumers had an investment in nuclear decommissioning trust funds of $204 million for future decommissioning.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: annual provisions for decommissioning could increase; estimated costs for decommissioning could be recorded as a liability rather than as accumulated depreciation; and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

Nuclear Insurance

Consumers, as a member of NML and NEIL and through the purchase of other forms of nuclear insurance, maintains coverage against property damage, debris removal, personal injury liability and other losses for damages that could be incurred at its nuclear generating facilities. In the event of covered losses at its own or any other participating nuclear facility, Consumers could be subject to the following maximum assessments: $18 million in any one year under the NML and NEIL policies; $79 million per incident under other forms of nuclear insurance and financial protection, limited to a maximum payment of $10 million per incident in any one year; and $6 million in the event of claims under insurance provisions of the master workers program. Consumers considers the possibility of these assessments to be remote. For further information regarding Consumers' nuclear insurance, see Item 1. Business, contained in the 1993 Form 10-K of Consumers.

Commitments for Coal and Gas Supplies

Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1994 to 2004. Generally, Consumers contracts for approximately 70% of its annual coal requirements which in 1993 totalled approximately $260 million. Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

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

Capital Expenditures

CMS Energy's estimated capital expenditures, including demand-side management and new lease commitments, are $863 million for 1994, $733 million for 1995 and $645 million for 1996.

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

                                                          In Millions
                       Sept. 30, 1994   Dec. 31, 1993  Sept. 30, 1993
- ---------------------------------------------------------------------
Postretirement benefits         $ 509          $  510          $  503
Income taxes                      180             189             154
Abandoned Midland project         151             162             165
Trunkline settlement               93             117             125
Demand-side management -
 deferred costs                    71              71              63
Environmental clean-up             40               -               -
DOE - decommissioning uranium
 enrichment facility               32              33              33
Power purchase termination         30               -               -
Other                              32              39              39
                               --------------------------------------
Total regulatory assets        $1,138          $1,121          $1,082
=====================================================================

Income taxes                   $ (199)         $ (195)         $ (205)
Demand-side management -
 deferred revenue                 (19)            (17)            (17)
Other                              (1)              -               -
                               --------------------------------------
Total regulatory liabilities   $ (219)         $ (212)         $ (222)
=====================================================================

Consumers has MPSC orders to recover virtually all of its regulatory assets through future rates and anticipates MPSC approval for recovery of the remaining amounts.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended September 30 were:

                                                          In Millions
                           Nine Months Ended      Twelve Months Ended
                              1994      1993           1994      1993
- ---------------------------------------------------------------------

Cash transactions
- -----------------
  Interest paid (net of
   amounts capitalized)       $126      $157           $163      $207
  Income taxes paid
   (net of refunds)             24        37             19        43

Non-cash transactions
- ---------------------
  Nuclear fuel placed
   under capital lease        $ 18      $ 23           $ 24      $ 27
  Other assets placed
   under capital leases         11        28             12        46
  Capital leases refinanced      -        42              -        42
  Assumption of debt             -         -              -        15
=====================================================================

7:   Financial Instruments

On January 1, 1994, CMS Energy adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requiring accounting for investments in debt securities to be held to maturity at amortized cost; otherwise debt and marketable equity securities are recorded at fair value, with any unrealized gains or losses included in earnings if the securities are for trading purposes or as a separate component of stockholders' equity if the security is available for sale. CMS Energy has nuclear decommissioning and SERP investments classified as available for sale securities with an amortized cost of $227 million and a fair market value of $223 million. An unrealized loss on available for sale securities of $2 million, $3 million and $3 million, net of taxes, is included in common stockholders' equity for three, nine and 12 months ended September 30, 1994. CMS Energy also has certain equity investments classified as trading securities with a carrying cost of $11 million and a fair market value of $15 million. An unrealized gain (loss) on trading securities of $1 million, $3 million and $3 million, net of taxes, is included in other income for three, nine and 12 months ended September 30, 1994.


8:   Capitalization and Other

CMS Energy

In January 1994, CMS Energy filed a registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. The net proceeds are being used to reduce the amount of Notes outstanding and for general corporate purposes. As of November 4, 1994, CMS Energy had issued approximately $80 million of GTNs with interest rates ranging from 6.75 to
7.75 percent and reduced the principal amount of Notes outstanding by $95 million.

On July 29, 1994, CMS Energy refinanced its Secured Credit Facility with a new $400 million Unsecured Credit Facility and extended the termination date to June 30, 1997. At October 31, 1994, $129 million was outstanding at a weighted average interest rate of 6.4 percent.

On October 6, 1994, CMS Energy filed a shelf registration statement for the offering and issuance of up to two million shares of common stock. As described in the SEC filing, the shares may be offered and issued in connection with acquisitions of energy-related businesses and assets.

Consumers Power

Debt

In October 1994, the FERC granted Consumers' request for authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. This is the same amount of short-term debt currently authorized through 1994. Consumers has a $470 million facility to finance seasonal working capital requirements and unsecured, committed lines of credit aggregating $185 million. At September 30, 1994, Consumers had $300 million and $101 million, respectively, outstanding under these facilities.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with applicable state and federal law. In the first quarter of 1994, Consumers redeemed first mortgage bonds totaling $100 million. These redemptions completed Consumers' commitment to the MPSC, under the 1993 authorization to issue first mortgage bonds, to refinance certain long-term debt.

In January 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for a fixed-rate interest of 5.2 percent on the latest maturing $250 million of the then remaining $500 million obligation under its long-term credit agreement. The swap agreement has the same term as the debt agreement and had the effect of increasing the weighted average interest rate to 4.8 percent from 3.9 percent for the 12 month period ended December 31, 1993. The swap agreement will amortize
beginning in February 1995 and terminate in May 1996.   At September 30,
1994, the outstanding balance of Consumers' long-term credit agreement totaled $328 million. In November 1994, subsequent to MPSC authorization, Consumers entered into a new $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance the long-term credit agreement discussed above and to reduce short-term borrowings.

Other

Consumers has an established $500 million trade receivables purchase and sale program. At September 30, 1994, receivables sold under the agreement totaled $210 million as compared to $285 million at December 31, 1993. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

At December 31, 1992, Consumers effected a quasi-reorganization, an elective accounting procedure in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. This action had no effect on CMS Energy's consolidated financial statements. As a result of the quasi-reorganization and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993. Consumers has continued paying common stock dividends in 1994, including $16 million attributable to 1993 earnings, and $97 million, attributable to current year earnings through September 30, 1994. In addition, in October 1994, Consumers declared a $36 million common stock dividend payable in November 1994.

In January 1994, Consumers amended its nuclear fuel lease to include fuel previously owned at Big Rock and further increased the maximum amount of nuclear fuel that could be leased to $80 million. At September 30, 1994, $61 million was under lease.

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

NOMECO

In June, 1994, NOMECO executed a non-binding letter of intent which calls for a newly-formed subsidiary of CMS Energy to merge with and into Walter, thereby making Walter a wholly-owned subsidiary of CMS Energy. Walter is a privately held corporation primarily engaged in international oil and gas exploration, development and production and activities related thereto. The letter of intent has expired pursuant to its terms. Nonetheless, NOMECO expects that this transaction will be completed in late 1994 or early 1995. The letter of intent contemplated that the holders of Walter common stock would receive shares of CMS Energy Common Stock with an aggregate market value of approximately $25 million.

In November 1993, NOMECO amended the terms of its revolving credit agreement and increased the amount to $110 million. At September 30, 1994, $90 million of revolving credit debt was outstanding at a weighted average interest rate of 6.3 percent.

NOMECO has hedging arrangements which are used to reduce the risk of price fluctuations for its spot sales of oil and gas. These arrangements limit potential gains/losses from any future decrease/increase in the spot prices.

NOMECO has one arrangement which is used to fix the price that NOMECO will pay to supply gas for the years 2001 - 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed, escalated price starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 MMBtu. If the "floating price," essentially the then current Gulf Coast spot price, for a period is higher than the "fixed price," the seller pays NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $2 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $2 million and up to $10 million, which is the maximum exposure under this hedge arrangement. At December 31, 1993 and September 30, 1994, the seller had arranged a letter of credit in NOMECO's favor for $10 million.

NOMECO also periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1993, NOMECO was party to gas price collar contracts on 7.3 bcf of gas for the delivery months of January through December 1994 at prices ranging from $2.05 to $2.30 per MMBtu. Also, NOMECO has contracts on 7.3 bcf of gas for the delivery months of January through December 1995 at prices ranging from $2.05 to $2.35 per MMBtu. These hedging arrangements are accounted for as hedges; accordingly, any gains or losses are deferred and recognized on the
settlement dates.   As of December 31, 1993 and September 30, 1994, the
fair value of these hedge arrangements was not materially different than the book value.

CMS Generation

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

Other

In October 1994, the FASB issued SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which amends SFAS 114, Accounting by Creditors for Impairment of a Loan. SFAS 114 provided two alternatives for income recognition to be used for changes in the net carrying amount of an impaired loan subsequent to the initial measure of impairment. The creditor could recognize all changes in the net carrying amount of the loan as an adjustment to bad-debt expense, or the creditor could accrue interest on the net carrying amount of the impaired loan and recognize other changes as an adjustment to bad-debt expense. SFAS 118 allows the use of any existing methods for recognizing interest income on impaired loans.

In October 1994, the FASB also issued SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which requires added disclosures about the amounts, nature and terms of derivatives. Derivatives are financial agreements whose returns are linked to or derived from the performance of underlying assets such as bonds, currencies or commodities. CMS Energy is continuing to study SFAS 118 and SFAS 119, which are effective for year-end 1994 financial statements, but does not expect either statement will have a material impact on CMS Energy's financial position or results of operations.

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

In September 1994, management announced that Consumers is being internally reorganized into separate electric utility and gas utility strategic business units. The restructuring, effective January 1, 1995, while not affecting Consumers' or CMS Energy's consolidated financial statements or corporate legal form, is designed to sharpen management focus, improve efficiency and accountability in both business segments and better position Consumers for growth in the gas market and to meet increased competition in the electric power market. Management believes that the strategic business unit structure will allow each unit to focus more on its own profitability and growth potential, and will ultimately, in the long term, result in lower overall costs.

In conjunction with the internal reorganization of Consumers into separate electric and gas strategic business units, CMS Energy is considering the possible future issuance of equity securities whose financial characteristics would be tied to the performance of one or the other of the business units. No final decision has been made to issue any such securities, and no assurance can be given as to whether or in what form such securities may be issued.


Consolidated earnings for the quarters ended September 30, 1994 and 1993

Consolidated net income totaled $40 million or 46 cents per share for the third quarter of 1994, compared to $32 million or 40 cents per share for the corresponding third quarter of 1993. The increased net income reflects increased electric utility sales resulting from Michigan's continuing economic growth, increased revenue from the May 1994 electric rate increase and additional earnings from the growth of non-utility businesses.


Consolidated earnings for the nine months ended September 30, 1994 and
1993

Consolidated net income totaled $148 million or $1.73 per share for the nine months ended September 30, 1994, compared to $128 million or $1.60 per share for the nine months ended September 30, 1993. The increased net income reflects increased electric utility sales resulting from increased motor vehicle production, increased levels of employment and the overall strong economic expansion in Consumers' service territory. Also, the increased net income reflects increased gas utility deliveries due largely to record cold winter weather. Furthermore, net income benefited from a mid-May 1994 electric rate increase and additional earnings from the growth of non-utility businesses.



Consolidated earnings for the 12 months ended September 30, 1994 and 1993

Consolidated net income totaled $175 million or $2.05 per share for the 12 months ended September 30, 1994, compared to a net loss of $244 million or $3.06 per share for the 12 months ended September 30, 1993. The increased net income reflects the impact of the 1993 Settlement Order related to the cost recovery for power purchases from the MCV Partnership, the benefit of increased electric utility sales and gas utility deliveries. Furthermore, net income benefited from the impact of a mid-May 1994 electric rate increase and additional earnings from the growth of non-utility businesses.

Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its principal subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.
CMS Energy's consolidated cash from operations was derived mainly from Consumers' sale and transportation of natural gas and its generation, sale and transmission of electricity and from NOMECO's sale of oil and natural gas. Consolidated cash from operations for the first nine months of 1994 primarily reflects the benefits of Consumers' increased electric sales and significantly higher gas deliveries.

Financing Activities

In January 1994, CMS Energy filed a shelf registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. The net proceeds are being used to reduce the amount of Notes outstanding and for general corporate purposes. As of November 4, 1994, CMS Energy had issued approximately $80 million of GTNs with interest rates ranging from
6.75 to 7.75 percent and reduced the principal amount of Notes outstanding by $95 million.

On July 29, 1994, CMS Energy refinanced its Secured Credit Facility with a new $400 million Unsecured Credit Facility and extended the termination date to June 30, 1997. At October 31, 1994, $129 million was outstanding at a weighted average interest rate of 6.4 percent.

On October 6, 1994, CMS Energy filed a shelf registration statement for the offering and issuance of up to two million shares of common stock. As described in the SEC filing, the shares may be offered and issued in connection with acquisitions of energy-related businesses and assets.

As a result of the 1992 quasi-reorganization (see Note 8 of the Condensed Notes to Consolidated Financial Statements), and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993. Consumers has continued paying common stock dividends in 1994, including $16 million attributable to 1993 earnings, and $97 million attributable to current year earnings through September 30, 1994. In October 1994, Consumers declared a $36 million common stock dividend payable in November 1994.

During February and March 1994, Consumers continued to reduce its future interest charges by retiring $100 million of high-cost first mortgage bonds. Also, in March 1994, Consumers issued and sold 8 million shares of Class A Preferred Stock (cumulative, without par value) with a stated annual dividend rate of 8.32 percent. Net proceeds of $193 million from the sale are being used for general corporate purposes, including debt retirement and improvements to Consumers' distribution systems.

In November 1994, Consumers entered into a new $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance its long-term credit agreement (see Note 8) and to reduce short-term borrowings.


Investing Activities

Capital expenditures (excluding assets placed under capital lease), deferred demand-side management costs and investments in unconsolidated subsidiaries totaled $460 million for the first nine months of 1994 as compared to $502 million for the first nine months of 1993. These amounts primarily represent capital investments in CMS Energy's electric and gas utility segments, and the continued expansion of the non-utility business segments. CMS Energy's expenditures for the first nine months of 1994 for its utility and non-utility businesses were $318 million and $142 million, respectively.

Outlook

CMS Energy estimates that capital expenditures, including demand-side management and new lease commitments, will total approximately $2.2 billion for the years 1994 through 1996. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Additionally, CMS Energy will continue to evaluate capital markets in 1994 and 1995 as a potential source of financing its subsidiaries' investing activities. The following estimates for electric and gas utility reflect Consumers' current outage schedules for its nuclear plants and construction expenditures to be included in its electric and gas rate requests which are expected to be filed with the MPSC in late 1994. For independent power production, the following estimates include acquisition costs relating to HYDRA-CO.

                                                               In Millions
Years Ended December 31                           1994      1995      1996
- --------------------------------------------------------------------------
Electric utility                                 $ 347     $ 333     $ 255
Gas utility                                        132       125       115
Oil and gas exploration and production             162        85       100
Independent power production                       186       166       146
Natural gas pipeline, storage and marketing         36        24        29
                                                  ------------------------
                                                 $ 863     $ 733     $ 645
============================================================================

Consumers' short-term sources of credit include a $470 million working capital facility and unsecured, committed lines of credit totaling $185 million. At September 30, 1994, Consumers had $300 million and $101 million, respectively, outstanding under these facilities. Consumers has also received FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. This is the same amount of short-term debt authorized through 1994. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At September 30, 1994, receivables sold totaled $210 million as compared to $285 million at December 31, 1993.


Electric Utility Operations

Comparative Results of Operations

Electric Pretax Operating Income for the quarters ended September 30, 1994 and 1993: During the third quarter of 1994, electric pretax operating income increased $9 million from the 1993 level. This increase reflects higher electric system sales related to economic growth, and the impact of the May 1994 electric rate increase.

Electric Pretax Operating Income for the nine months ended September 30, 1994 and 1993: The $50 million improvement in 1994 electric pretax operating income compared to 1993 primarily is the result of increased electric system sales due in large part to Michigan's increased levels of employment and overall economic expansion and the May 1994 electric rate increase. Also, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to DSM, based on having achieved all objectives agreed-upon with the MPSC (see Note 3).

Electric Pretax Operating Income for the 12 months ended September 30, 1994 and 1993: The $87 million improvement in 1994 electric pretax operating income compared to 1993 primarily is the result of the 1993 resolution of the recoverability of MCV power purchase costs under the PPA, increased electric system sales and the May 1994 electric rate increase, partially offset by higher electric operating costs and depreciation.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended
September 30:

                                                             In Millions
                                       Impact on Pretax Operating Income
                       Quarter ended  Nine months ended  12 months ended
                       1994 Compared      1994 Compared    1994 Compared
                             to 1993            to 1993          to 1993
- ------------------------------------------------------------------------
Sales                            $7                $31              $37
Resolution of MCV
 power cost issues                -                  -               34
Rate increases and other
 regulatory issues               11                 29               39
O&M, general taxes and
 depreciation                    (9)               (10)             (23)
                                ----------------------------------------
     Total change               $ 9                $50              $87
========================================================================

Electric Sales: Electric system sales during the third quarter of 1994 totaled 8.5 billion kWh, a 3.0 percent increase from 1993 levels. During the third quarter of 1994, residential sales decreased .2 percent, commercial sales increased 1.6 percent, and industrial sales increased 7.9 percent, compared to the corresponding period in 1993. Consumers' electric sales have benefited from improved employment and economic conditions. Electric system sales during the nine months ended September 30, 1994 totaled 24.8 billion kWh, a 4.8 percent increase from 1993 levels. During the nine month 1994 period, residential and commercial sales increased 2.7 percent and 3.0 percent respectively, while industrial sales increased 7.6 percent. The industrial segments of chemicals, primary metals, and transportation equipment contributed approximately one-fourth of the total Company electric sales growth this year. Electric system sales during the 12 months ended September 30, 1994 totaled 32.8 billion kWh, a 4.2 percent increase from 1993 levels. During the 12 months ended 1994 period, residential and commercial sales increased 2.0 percent and 2.8 percent respectively, while industrial sales increased 7.5 percent. Growth in the industrial sales was the strongest in the automotive and chemical sectors.

The following table quantifies electric sales by customer type for the periods ended September 30:

Electric Sales                                             Millions of kWh
                         Quarter ended Nine months ended   12 months ended
                         1994     1993     1994     1993     1994     1993
- --------------------------------------------------------------------------
Residential             2,596    2,602    7,753    7,549   10,271   10,073
Commercial              2,487    2,449    6,920    6,718    9,110    8,866
Industrial              3,158    2,926    9,159    8,515   12,185   11,330
Sales for resale          304      316      964      869    1,237    1,201
                        --------------------------------------------------
System sales (a)        8,545    8,293   24,796   23,651   32,803   31,470
==========================================================================

(a) Excludes intersystem exchanges of power with other utilities through joint dispatching for the economic benefit of customers.

Power Costs: Power costs for the three-month period ending September 30, 1994 totaled $236 million, a $24 million decrease from the corresponding 1993 period. This decrease primarily reflects increased generation at Consumers' nuclear power plants and the corresponding reduction in purchased power. Power costs for the nine-month period ending September 30, 1994 totaled $723 million, a $50 million increase from the corresponding 1993 period. Power costs for the 12-month period ending September 30, 1994 totaled $958 million, a $61 million increase from the corresponding 1993 period.

Electric Utility Rates

Power Purchases from the MCV Partnership: Consumers is obligated to purchase 1,132 MW in 1994 and 1,240 MW in 1995 and thereafter, of contract capacity from the MCV Partnership. In 1993, the MPSC issued the Settlement Order that allows Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with certain estimates by Consumers, and other factors required by the Settlement Order, resulted in Consumers recognizing an after-tax loss of $343 million for the present value of estimated future underrecoveries of power purchases from the MCV Partnership. This loss included all fixed energy amounts at issue in the arbitration proceedings discussed below. Except for adjustments to reflect the time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals. Although the settlement loss was recorded in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $51 million for the first nine months of 1994. Consumers estimates that its after-tax cash underrecoveries will total $65 million in 1994 and 1995, decreasing slightly for 1996 and 1997, and then decreasing to $8 million in 1998. Possible additional losses for the next five years if Consumers is unable to sell any capacity above the MPSC's authorized level are estimated to be $5 million in 1994, $20 million in 1995, increasing slightly for 1996 and 1997, and then increasing to $72 million in 1998.

The PPA contains a "regulatory out" provision, permitting Consumers to reduce the fixed energy charges payable to the MCV Partnership if Consumers is not able to recover these amounts from its customers. Consumers and the MCV Partnership are currently engaged in arbitration to determine whether Consumers is entitled to exercise its rights under the regulatory out provision. Consumers is escrowing the fixed energy amounts in dispute until resolution of the arbitration is achieved. At September 30, 1994, Consumers has escrowed $25 million related to this issue.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. It appears from the complaint that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. While management believes that the possibility of the alleged damages being awarded is remote, CMS Energy and Consumers are unable to predict the outcome of this issue. In addition, CMS Holdings has filed a lawsuit in a local circuit court seeking reimbursement of $7 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. Consumers is unable to predict the outcome of this issue.

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

In July 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility being developed by Michigan Cogeneration Partners. Consumers plans to seek MPSC approval to substitute 65 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. For further information, see Note 2.

PSCR Issues: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. From mid-February through mid-June 1994, Palisades was temporarily taken out of service to repair valve-leakage and conduct other needed inspections and repairs. Recovery of replacement power costs and the prudency of actions taken during the outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues. On November 9, 1994, the ALJ presiding over the 1993 PSCR reconciliation proceeding issued a proposal for decision that recommended a disallowance to Consumers related to the Palisades outage of $4.2 million. CMS Energy had previously established a reserve for this potential disallowance. For more information on the potential impact of the outages, see Note 3.

Electric Rate Case: In May 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Consumers filed a request with the MPSC on November 10, 1994, to increase its retail electric rates in a range from $104.4 million to $139.5 million annually. For further information, see Note 3.


Special Rates: In June 1994, Consumers also filed a request with the MPSC, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers proposes to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. To serve these customers, Consumers would use power purchases from the MCV Partnership which exceed the 915 MW currently recoverable from electric retail customers. The MPSC has adopted a hearing schedule that calls for briefs to be filed in December 1994. A final order is expected in the first quarter of 1995.

Electric Conservation Efforts

In 1993, Consumers completed the customer participation portion of several demand-side management programs designed to encourage the efficient use of energy. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on electric common equity may be adjusted for one year either upward by up to 1 percent or downward by up to 2 percent. The proceedings before the MPSC have started and based on the criteria set out in the demand-side management settlement agreement approved by the MPSC in 1992, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately allow collection of the full $11 million incentive. Accordingly, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to its demand-side management program. A final order from the MPSC is expected by mid-1995. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that authorized Consumers to continue certain demand-side management programs at reduced levels. For further information, see Note 3.

Electric Capital Expenditures

CMS Energy estimates capital expenditures, including deferred demand-side management costs and new lease commitments, related to Consumers' electric utility operations of $347 million for 1994, $333 million for 1995 and $255 million for 1996. These amounts include an attributed portion of anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. While Consumers believes that it is largely in compliance with the EPA's request, it has agreed to a 10-year retirement period for certain equipment included in the EPA's request. Consumers does not anticipate that any significant additional costs will be incurred as a result of this agreement. For further information regarding electric environmental matters, see Note 4.

Electric Outlook

In late 1993, the NRC completed a review of Consumers' performance at Palisades that showed a decline in performance. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. The inspection, completed in June 1994, found certain performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the problems at Palisades. The NRC did not place Palisades on either the NRC's "Troubled" or "Declining Performance" list. In August 1994, Consumers filed its response to the NRC's diagnostic evaluation report which included both short- and long-term enhancements planned for Palisades to improve performance. Attaining and maintaining acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned level of expenditures.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks are now pending at the U.S. Sixth Circuit Court of Appeals where oral argument was held during October 1994. If Consumers is unable to continue to use the casks as planned, significant costs could be incurred, including replacement power costs during any resulting plant shutdown and costs to remove the spent fuel from the dry casks. If Consumers cannot store fuel on-site in the dry casks, and if no off-site storage is available, Palisades could be forced to cease operation as early as mid-1995, when all fuel must be off-loaded for a ten-year inspection of the reactor vessel. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and concluded that the pad location is acceptable to support the casks.

Consumers is required by NRC regulations to calculate and report to the NRC, values relating to the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Preliminary analysis of more recent data from testing of similar materials indicates that the Palisades reactor vessel could exceed, prior to 2004, a temperature screening criterion established in the regulations. Consumers is continuing to analyze this data and will report its conclusions to the NRC in late November. Consumers is also continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts. For further information regarding Palisades, see Note 4.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. For further information on nuclear decommissioning, see Note 4.

Consumers has experienced recent increases in complaints relating primarily to the effect of so-called stray voltage on certain livestock.
A complaint seeking certification as a class action suit was filed in 1993 against Consumers alleging significant damages, primarily related to certain livestock. Consumers believes the allegations to be without merit, and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit. This decision is being appealed by the plaintiffs, and a number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At October 31, 1994, Consumers had 88 separate stray voltage lawsuits pending (see Note 4).

Some of Consumers' larger industrial customers are exploring the possibility, or have announced the intention, of constructing and operating their own on-site generating facilities. Certain other customers are also considering municipalization options. Consumers is actively working with these customers to develop rate and service alternatives designed to compete with these options. Consumers has on file with the FERC two open access interconnection tariffs which could have the effect of increasing competition for wholesale customers. As part of its most recent electric rate case, the MPSC reduced the level of rate subsidization of residential customers by commercial and industrial customers so as to further improve rate competitiveness for its largest customers. Consumers has also requested MPSC authorization to offer special rates to attract industrial and commercial customers into its service territory and to retain certain customers using high amounts of electricity that have expressed an intention and have the ability to acquire energy from other sources (see Note 3).

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. Rates to be used for the experiment have yet to be determined, and a final MPSC order on the program is not expected until mid-1995. Consumers does not expect this experiment to have a material impact on its financial position or results of operations.

In July 1994, the FERC approved new 40-year licenses for 11 of Consumers' hydroelectric plants, confirming planned environmental expenditures. In issuing the licenses, the FERC approved, with modifications, a settlement agreement signed by Consumers, the Attorney General, the DNR and other state and federal officials. The agreement requires Consumers to make payments and investments which could total $30 million over the license periods for such things as environmental safeguards and fishery habitat improvements.


Gas Utility Operations

Comparative Results of Operations

Gas Pretax Operating Income for the quarters ended September 30, 1994 and 1993: During the third quarter of 1994 gas pretax operating income increased $2 million from the 1993 level. This increase reflects the reversal of a gas cost contingency that was favorably resolved, partially offset by lower gas sales, and higher gas operating costs which include $7.5 million of SFAS 106 costs related to the gas settlement with the MPSC (see Gas Utility Rates).

Gas Pretax Operating Income for the nine months ended September 30, 1994 and 1993: The $9 million improvement in 1994 gas pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and the favorable resolution of a previously recorded gas cost contingency, partially offset by higher depreciation and gas operating costs which include $7.5 million of SFAS 106 costs related to the gas settlement with the MPSC (see Gas Utility Rates).

Gas Pretax Operating Income for the 12 months ended September 30, 1994 and 1993: The $26 million improvement in 1994 gas pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and the favorable resolution of a previously recorded gas cost contingency. Increased operating costs reflect $7.5 million of SFAS 106 costs related to the gas settlement with the MPSC (see Gas Utility Rates).

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended September 30:

                                                             In Millions
                                       Impact on Pretax Operating Income
                       Quarter ended  Nine months ended  12 months ended
                       1994 Compared      1994 Compared    1994 Compared
                             to 1993            to 1993          to 1993
- ------------------------------------------------------------------------
Deliveries                      $(1)               $12              $17
Regulatory recovery
 of gas cost                     13                 14               21
O&M, general taxes
 and depreciation                (9)               (14)              (6)
Other                            (1)                (3)              (6)
                               -----------------------------------------
     Total change               $ 2                $ 9              $26
========================================================================

Gas Deliveries: Gas sales and gas transported during the third quarter of 1994 totaled 50.6 bcf, a 1.9 percent decrease from the corresponding 1993 level. For the nine months ended September 30, 1994, gas sales and gas transported totaled 298.3 bcf, a 5.8 percent increase from the corresponding 1993 level due largely to record cold winter weather. For the 12 months ended September 30, 1994, gas sales and gas transported totaled 424.2 bcf, a 5.4 percent increase from the corresponding 1993 level, also reflecting record cold winter weather.

The following table quantifies gas deliveries by customer type for the periods ended September 30:

Gas Sales                                                 Thousands of Mcf
                         Quarter ended Nine months ended   12 months ended
                         1994     1993     1994     1993     1994     1993
- --------------------------------------------------------------------------
Residential            11,501   12,846  123,179  117,508  180,528  172,780
Commercial              3,405    3,547   39,642   37,357   58,165   55,344
Industrial              1,145    1,124   10,214    9,456   14,676   13,728
Other                      21       73      262      182      311      248
                       ---------------------------------------------------
  Gas sales            16,072   17,590  173,297  164,503  253,680  242,100
Transportation
 deliveries            12,559   12,257   51,946   49,787   72,636   69,186
Transportation for MCV 18,901   18,770   58,227   54,313   77,318   71,211
Off-system trans-
 portation service      3,043    2,927   14,844   13,380   20,536   20,123
                       ---------------------------------------------------
  Total deliveries     50,575   51,544  298,314  281,983  424,170  402,620
==========================================================================

Cost of Gas Sold: The utility cost of gas sold for the third quarter of 1994 decreased $7 million from the 1993 level as a result of reduced deliveries and lower costs per mcf. The utility cost of gas sold for the nine months ended September 30 increased $2 million from the corresponding 1993 level. This increase reflects higher deliveries partially offset by lower costs per mcf. The cost of gas sold for the 12 months ended September 30 decreased $18 million from the corresponding 1993 level. The lower costs per mcf are due to more favorable gas contracts with interstate suppliers, resulting from the impact of FERC Order 636, and the termination and expiration of high-cost contracts with certain Michigan gas producers.

Gas Utility Rates

In July 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits computed under SFAS 106 against earnings over the last six months of 1994. This charge against earnings will partially offset costs related to state property taxes which have been reduced. The agreement was reached in response to an assertion by the MPSC staff that gas utility business earnings for 1993 were in excess of the currently authorized level. The agreement also provides for an additional $4 million of 1995-related SFAS 106 costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers committed to file a gas rate case before December 31, 1994, that will, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, into its retail gas rates. A final order should be received approximately 9 to 12 months after the request is filed. No assurance can be given as to the level of rates which will be authorized by the MPSC. Consumers' gas distribution business is currently authorized to earn a 13.25 percent rate of return on equity. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

A dispute involving pricing under contracts Consumers had with eight direct gas suppliers has been resolved. The dispute revolved around whether the price Consumers pays Trunkline for gas was the proper reference price for these eight gas supply contracts. Consumers and seven of the suppliers have agreed to enter into new contracts, at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier agreed to terminate their existing contract.

In July 1993, Michigan Gas Storage submitted a notice of rate change with the FERC to revise its operation and maintenance expenses for 1993 and update plant costs to reflect the addition of $27 million of new plant additions in 1993 and began collecting the revised rates designed to provide annual revenues of $22 million, subject to refund and a hearing in February 1994. In June 1994, the FERC approved a stipulation and agreement in full settlement of the rate proceeding, which provides Michigan Gas Storage with estimated annual revenues of $20 million. For further information regarding gas utility rates, see Note 3.

Gas Capital Expenditures

CMS Energy estimates capital expenditures, including new lease commitments, related to Consumers' gas utility operations of $132 million for 1994, $125 million for 1995 and $115 million for 1996. These amounts include an attributed portion of anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. At September 30, 1994, Consumers has accrued a liability for $40 million, representing the minimum amount in the range. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods. In order to be recovered in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC stated that the length of the amortization period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. Consumers plans to seek recovery of remedial action costs in its gas rate case to be filed in 1994.


Oil and Gas Exploration and Production

Pretax Operating Income

Pretax operating income for the three months ended September 30, 1994 increased $7 million from the same period in 1993 reflecting the gain from assignment of a gas supply contract, higher gas sales volumes and lower international write-offs, partially offset by lower average market prices for oil and gas. Pretax operating income for the nine months ended September 30, 1994 increased $3 million from September 30, 1993 primarily for the same reasons stated above. The twelve months ended September 30, 1994 pretax operating income decrease of $2 million from the comparable period in 1993 reflects lower average market prices for oil and gas.

Capital Expenditures

In June 1994, NOMECO acquired for $22.5 million a working interest in the Espinal block in Colombia, South America, from Sun Company, Inc. The block is operated by LASMO Oil (Colombia) Limited. The other interest holder is Empresa Colombiana de Pelroleos (Ecopetrol), the Colombian State Oil Company. The block which includes 250,000 acres is currently producing 5,000 barrels of oil per day and is expected to exceed 8,500 barrels per day later this year. NOMECO estimates the block to contain at least 75 million barrels of proven oil reserves of which NOMECO's share is nine million barrels, a 12.4 percent interest.

In September 1994, a consortium in which NOMECO is a 29 percent participant was awarded the right to enter in to an agreement with Maraven, S.A., a unit of the Venezuelan state oil company to develop the Colon block in the Maracaibo basin of western Venezuela. The consortium will spend at least $160 million over the next three years in a development program involving reworking, re-equipping and re-entering wells, and drilling new wells to optimize production from existing proved reserves and to develop additional probable and possible reserves. Total production from block is expected to exceed 30,000 barrels per day by 1997.

The 1994 capital expenditures also reflect pipeline and road construction and development drilling in Ecuador. Production commenced in June 1994 and is now averaging 23,000 barrels of oil per day from block 16 and the adjoining Tivacuno block. Because of pipeline capacity constraints production proration is in effect, and the blocks are currently officially allocated approximately 12,000 barrels per day of pipeline capacity; however, because of under utilization of pipeline capacity by other producers, production has remained at 23,000 barrels per day and is not expected to drop below that volume. Further, the Ministry of Energy and Mines in Ecuador has recently informed NOMECO and other consortium members that the Ministry will seek to renegotiate the Risk Service Contract and other contracts governing the project. NOMECO cannot predict the outcome of these negotiations. NOMECO holds a 14% working interest in block 16 and the Tivacuno block.

CMS Energy currently plans to invest $347 million for the years 1994 through 1996 in its oil and gas exploration and production operations. These anticipated capital expenditures primarily reflect continued development of Ecuador and Colombia oil, Michigan Antrim gas and further reserve acquisition.


Independent Power Production

Pretax Operating Income

Pretax operating income for the three months ended September 30, 1994 increased $6 million from the 1993 period primarily reflecting higher capacity sales from the MCV partnership, as well as additional equity earnings by the CMS Generation subsidiaries due to the addition of new electric generating capacity. Pretax operating income increased $7 million and $16 million for the nine and twelve months ended September 30, 1994, respectively over the comparable 1993 periods. These increases reflect increases in subsidiary earnings and the addition of new electric generating capacity.

Capital Expenditures

CMS Energy continued expansion of its independent power production segment during the first nine months of 1994. In January, S.T./CMS Electric Co., an affiliate of CMS Generation, entered into a definitive agreement with the Tamil Nadu State Electric Board in India to supply 250 MW of electric capacity and energy from a lignite-fired plant to be built in Neyveli, India. Construction of the $450 million plant is currently scheduled to begin in early 1995 with commercial operation scheduled in 1998.
CMS Generation will be the project manager and plant operator and will hold a 40 percent ownership interest.

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

In May 1994, CMS Generation acquired a 25 percent ownership interest in a 235 MW mixed fuel independent power generation project to be built in Jegurupadu, Andhra Pradesh, India. CMS Generation will provide project management services and will be the operator of the plant. The Andhra Pradesh State Electricity Board has signed a 30 year contract for the purchase of the plant's entire electric output. Construction of the natural gas and naptha-fueled combined-cycle project is currently expected to begin in early 1995, with completion scheduled by early 1997. The project is estimated to cost $300 million.

Also in May 1994, CMS Generation announced it had acquired a 25 percent ownership interest in Magellan Utility Development Corporation, which is developing a 300 MW coal-fired power project at Pinamucan in Batangas Province, the Philippines. CMS Generation will be the project manager and plant operator. Magellan Utility Development Corporation has signed a 25-year power purchase agreement with the Manila Electric Company, the largest private electric utility in the Philippines, for the plant's entire electric output. Construction of the project is scheduled to begin in early 1995. The plant is scheduled to be completed by year-end 1997 at a cost of $300 million. The project has the potential to be expanded to 600 MW.

In June 1994, CMS Generation acquired a 41 percent ownership interest in the Centrales Termicas Mendoza electric generating plant in western Argentina's Mendoza Province. CMS Generation is the lead developer and will become the plant operator. With major retrofitting and maintenance, this facility has the potential to produce 382 MW of generating capacity from oil and natural gas and currently sells 135 MW of capacity on the Argentine wholesale electric market. Takeover of the plant occurred on November 1, 1994.

In October 1994, CMS Generation entered into an agreement with Niagara Mohawk Power Corporation for the acquisition of HYDRA-CO. HYDRA-CO holds ownership in six major operating electric generating facilities and a number of smaller plants totaling 835 MW of gross capacity and 285 MW of net capacity. HYDRA-CO's plants are fueled by coal, natural gas, waste wood and water (hydro). CMS Generation will acquire 100 percent of HYDRA-CO's stock for cash using a combination of equity and bank or capital market financing. The purchase price is between $200 and $215 million, including approximately $50 million of current assets. Closing is expected by the end of the year.

CMS Generation holds a 32.5 percent ownership interest in Toledo Power Company which acquired two operating power plants totaling 135 MW of generating capacity located on the island of Cebu in the Philippines. CMS Generation is the plant operator of a consortium which purchased the plants, and has become the operator of the 93 MW coal- and oil-fueled Sangi station and the 42 MW oil-fired Carmen station.

CMS Energy currently plans to invest $498 million relating to its independent power production operations for the years 1994 through 1996, primarily in domestic and international subsidiaries and partnerships.


Natural Gas Pipeline Storage and Marketing

Pretax Operating Income

Pretax operating income remained constant for the three months ended period September 1994 as compared to the comparable period for 1993 and increased $2 million and $1 million for nine and twelve months ended September 30, 1994 as compared to the 1993 periods, reflecting earnings growth from gas pipeline and storage projects and gas marketed to end-users.

Capital Expenditures

CMS Energy continued its expansion of its natural gas pipeline, storage and marketing segment during 1994. In the first quarter of 1994 CMS Gas Transmission acquired a 50 percent ownership interest in Moss Bluff Gas Storage Systems, an existing 5 bcf high deliverability salt cavern storage facility on the Gulf Coast of Texas for $18 million. In October 1994, Moss Bluff Gas Storage Systems completed an expansion of its storage capacity creating an additional 0.5 bcf of working storage. CMS Gas Transmission has also agreed to develop an additional 2.5 bcf salt cavern at Moss Bluff which is expected to be in service by the beginning of the winter of 1995-1996.

In April 1994, CMS Gas Transmission entered into an agreement in principle to develop a North American natural gas market center in southeastern Michigan. The Grands Lacs Market Center will provide a major exchange and storage point for natural gas buyers and sellers throughout the midwest and northeast United States and Canada.


In August 1994, CMS Gas Marketing acquired Natural Gas Services, Inc., an Owensboro, Kentucky-based independent marketer of natural gas. Natural Gas Services has been active since 1988 in Tennessee, Indiana, Illinois, Ohio, South Carolina and Kentucky, providing gas marketing and consulting services to a variety of end-users and natural gas utilities. CMS Gas Marketing has acquired all of Natural Gas Services' assets and contracts.

In October 1994, CMS Gas Transmission reached a revised agreement with MichCon to provide a gas treating service for up to 260 million cubic feet per day of Antrim gas. Under the agreement CMS Gas Transmission, which currently owns a 60 percent interest in two existing carbon dioxide treating facilities, will purchase the remaining 40 percent interest in the treating facilities from MCN Investment Corporation. CMS Gas Transmission currently plans to expand this existing 120 million cubic feet per day treating complex to accommodate new Antrim production. The construction is scheduled to be completed in two phases, with phase I in service by June 1995 and the final phase in service by December 1995.
This $22 million expansion will treat gas connected to a number of gathering lines including CMS Gas Transmission's South Chester gathering system and deliver gas to MichCon's Northern Michigan pipeline network.

Also in October 1994, CMS Gas Transmission announced that Peoples Gas Light and Coke Company of Chicago have agreed to become storage customers of the Grand Lacs Market Center under a five-year agreement commencing in April 1995. The Grand Lacs Market Center, located in southeastern Michigan's St. Clair County, will provide natural gas storage services, peaking storage, wheeling, parking and other related natural gas services. Under the agreement with Peoples Gas, Grand Lacs Market Center will provide up to 150 million cubic feet per day of Michigan-based firm storage service.

CMS Energy currently plans to invest $89 million for the years 1994 through 1996 relating to its non-utility gas operations, continuing to pursue development of natural gas storage, gas gathering and pipeline operations both domestically and internationally.


Other

Other Income: Other income decreased $17 million and $35 million for the third quarter of 1994 and the first nine months of 1994, respectively, when compared to the corresponding 1993 periods, reflecting the impact of the sale of the remaining MCV Bonds. The $311 million improvement in Other Income when comparing the 12 months ended September 30, 1994 to the corresponding 1993 period reflects the impact of the March, 1993 Settlement Order related to power purchases from the MCV Partnership. The 12 months ended September 30, 1993 included an after-tax $343 million charge related to the Settlement Order.

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

New Accounting Standards: In October 1994, the FASB issued SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, and SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. CMS Energy is studying these statements, which are effective for year-end 1994 financial statements, but does not expect either statement will have a material impact on CMS Energy's financial position or results of operations.
















                   (This page intentionally left blank)

                            ARTHUR ANDERSEN LLP




                 Report of Independent Public Accountants



To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month, nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                               ARTHUR ANDERSEN LLP


Detroit, Michigan,
  November 10, 1994.

                                                Consumers Power Company
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                     Three Months Ended   Nine Months Ended  Twelve Months Ended
                                                         September 30        September 30        September 30
                                                        1994      1993      1994      1993      1994      1993
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                            $  573    $  578    $1,667    $1,556    $2,188    $2,015
  Gas                                                    126       123       837       809     1,188     1,172
  Other                                                    6         1         9         4        11         -
                                                      ---------------------------------------------------------
      Total operating revenue                            705       702     2,513     2,369     3,387     3,187
                                                      ---------------------------------------------------------

OPERATING EXPENSES AND TAXES
  Operation
    Fuel for electric generation                          80        83       230       224       299       294
    Purchased power - related parties                    119       124       359       344       482       469
    Purchased and interchange power                       37        53       134       105       177       134
    Cost of gas sold                                      48        55       475       473       680       698
    Other                                                145       121       408       367       556       506
                                                      ---------------------------------------------------------
      Total operation                                    429       436     1,606     1,513     2,194     2,101
  Maintenance                                             45        51       136       149       190       203
  Depreciation, depletion and amortization                75        72       243       233       327       319
  General taxes                                           39        42       133       145       176       187
                                                      ---------------------------------------------------------
      Total operating expenses                           588       601     2,118     2,040     2,887     2,810
                                                      ---------------------------------------------------------

PRETAX OPERATING INCOME (LOSS)
  Electric                                               107        98       281       231       336       249
  Gas                                                      5         3       106        96       156       130
  Other                                                    5         -         8         2         8        (2)
                                                      ---------------------------------------------------------
      Total pretax operating income                      117       101       395       329       500       377

INCOME TAXES                                              30        31       109        92       132       106
                                                      ---------------------------------------------------------
NET OPERATING INCOME                                      87        70       286       237       368       271
                                                      ---------------------------------------------------------

OTHER INCOME (DEDUCTIONS)
  MCV Bond income                                          -         8         -        24         8        33
  Dividends from affiliates                                4         4        12        12        17        16
  Accretion income                                         3         4        10        11        13        15
  Accretion expense (Note 2)                              (8)       (9)      (27)      (27)      (36)      (27)
  Loss on MCV power purchases - settlement                 -         -         -         -         -      (520)
  Other income taxes, net                                  3         9        10        19        16       199
  Other, net                                               1         6         1         3        (1)       (1)
                                                      ---------------------------------------------------------
      Total other income (deductions)                      3        22         6        42        17      (285)
                                                      ---------------------------------------------------------

INTEREST CHARGES
  Interest on long-term debt                              34        41       101       116       138       152
  Other interest                                           4         6         9        16        16        24
  Capitalized interest                                     -         -        (1)       (1)       (1)       (1)
                                                      ---------------------------------------------------------
      Net interest charges                                38        47       109       131       153       175
                                                      ---------------------------------------------------------
Net Income (Loss)                                         52        45       183       148       232      (189)

Preferred Stock Dividends                                  7         3        17         8        19        11
                                                      ---------------------------------------------------------
NET INCOME (LOSS) AFTER DIVIDENDS ON PREFERRED STOCK  $   45    $   42    $  166    $  140    $  213    $ (200)
                                                      =========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                Consumers Power Company
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                Nine Months Ended        Twelve Months Ended
                                                                  September 30               September 30
                                                                 1994        1993         1994         1993
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ 183       $ 148        $ 232        $(189)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $37, $36,
          $48 and $47, respectively)                              243         233          327          319
        Capital lease and other amortization                       24          21           33           32
        Deferred income taxes and investment tax credit            56          62           42         (155)
        Accretion expense (Note 2)                                 27          27           36           27
        Accretion income - abandoned Midland project              (10)        (11)         (13)         (15)
        MCV power purchases - settlement (Note 2)                 (71)        (64)         (90)         (64)
        Loss on MCV power purchases - settlement (Note 2)           -           -            -          520
        Other                                                      (8)         (2)          (8)          (6)
        Changes in other assets and liabilities                   (95)       (267)          47         (102)
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               349         147          606          367
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (313)       (321)        (443)        (474)
  Investments in nuclear decommissioning trust funds              (37)        (36)         (48)         (47)
  Deferred demand-side management costs                            (5)        (42)         (15)         (54)
  Cost to retire property, net                                    (25)        (24)         (33)         (25)
  Sale of subsidiary                                                -         (14)           -          (14)
  Other                                                             2          (1)           1           (2)
  Proceeds from sale of property                                   10           1           10           11
  Proceeds from Midland-related assets                              -          13          309           13
  Proceeds from loan to affiliate                                   -           -            -           50
  Proceeds from Bechtel settlement                                  -           -            -           46
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (368)       (424)        (219)        (496)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank loans                                        (141)          -         (172)           -
  Retirement of bonds and other long-term debt                   (133)       (640)        (133)        (640)
  Payment of common stock dividends                              (113)        (79)        (167)         (79)
  Payment of capital lease obligations                            (23)        (17)         (30)         (27)
  Payment of preferred stock dividends                            (12)         (8)         (15)         (11)
  Proceeds from preferred stock                                   193           -          193            -
  Increase (decrease) in notes payable, net                       142         349         (164)         230
  Contribution from stockholder                                   100           -          100            -
  Proceeds from bonds                                               -         644            -          644
                                                                ------      ------       ------       ------
          Net cash provided by (used in) financing activities      13         249         (388)         117
                                                                ------      ------       ------       ------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                (6)        (28)          (1)         (12)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           13          36            8           20
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $   7       $   8        $   7        $   8
                                                                ======      ======       ======       ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                Consumers Power Company
                                              Consolidated Balance Sheets
                                                               September 30                September 30
                                                                    1994      December 31       1993
                                                                (Unaudited)       1993      (Unaudited)
                                                                                            In Millions
                                         ASSETS
PLANT (At original cost)
  Electric                                                         $5,523        $5,347        $5,225
  Gas                                                               1,894         1,837         1,774
  Other                                                               294           253           225
                                                                   -----------------------------------
                                                                    7,711         7,437         7,224
  Less accumulated depreciation, depletion and amortization         3,751         3,550         3,509
                                                                   -----------------------------------
                                                                    3,960         3,887         3,715
  Construction work-in-progress                                       279           248           363
                                                                    ----------------------------------
                                                                    4,239         4,135         4,078
                                                                   -----------------------------------
INVESTMENTS
  Stock of affiliates (Note 7)                                        313           291           291
  First Midland Limited Partnership (Note 2)                          216           213           211
  Midland Cogeneration Venture Limited Partnership (Note 2)            71            67            67
  Other                                                                 8             6             8
                                                                   -----------------------------------
                                                                      608           577           577
                                                                   -----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                           7            13             8
  Accounts receivable and accrued revenue, less
    allowances of $4, $4 and $4, respectively (Note 8)                 72           110            75
  Accounts receivable - related parties                                65            12            48
  Inventories at average cost
    Gas in underground storage                                        271           228           284
    Materials and supplies                                             79            73            75
    Generating plant fuel stock                                        33            41            30
  Trunkline settlement (Note 3)                                        30            31            32
  Postretirement benefits                                              25            25            25
  Deferred income taxes                                                22            17             -
  Investment in MCV Bonds                                               -             -           309
  Prepayments and other                                                56           156            62
                                                                   -----------------------------------
                                                                      660           706           948
                                                                   -----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                             484           485           478
  Nuclear decommissioning trust funds (Note 4)                        204           165           152
  Abandoned Midland project (Note 3)                                  151           162           165
  Trunkline settlement (Note 3)                                        63            86            93
  Other                                                               309           235           223
                                                                   -----------------------------------
                                                                    1,211         1,133         1,111
                                                                   -----------------------------------
TOTAL ASSETS                                                       $6,718        $6,551        $6,714
                                                                   ===================================
/TABLE


                                                               September 30                September 30
                                                                    1994      December 31       1993
                                                                (Unaudited)       1993      (Unaudited)
                                                                                            In Millions
                        STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                   $  841        $  841        $  841
    Paid-in-capital (Note 8)                                          491           391           391
    Revaluation capital (Note 7)                                       11             -             -
    Retained earnings since December 31, 1992                         107            54            61
                                                                   -----------------------------------
                                                                    1,450         1,286         1,293
  Preferred stock (Note 8)                                            356           163           163
  Long-term debt                                                    1,701         1,839         1,992
  Non-current portion of capital leases                               109           106           104
                                                                   -----------------------------------
                                                                    3,616         3,394         3,552
                                                                   -----------------------------------



CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                226           355           235
  Accounts payable                                                    137           148           147
  Accounts payable - related parties                                   47            49            53
  Notes payable                                                       401           259           564
  Accrued taxes                                                        77           171            23
  MCV power purchases - settlement (Note 2)                            82            82            81
  Accrued refunds                                                      37            28            19
  Accrued interest                                                     27            39            32
  Deferred income taxes                                                 -             -            16
  Other                                                               180           183           166
                                                                   -----------------------------------
                                                                    1,214         1,314         1,336
                                                                   -----------------------------------



NON-CURRENT LIABILITIES
  Deferred income taxes                                               545           485           418
  Postretirement benefits                                             538           527           520
  MCV power purchases - settlement (Note 2)                           345           391           402
  Deferred investment tax credit                                      182           190           191
  Trunkline settlement (Note 3)                                        63            86            93
  Regulatory liabilities for income taxes, net                         20             6            51
  Other (Note 4)                                                      195           158           151
                                                                   -----------------------------------
                                                                    1,888         1,843         1,826
                                                                   -----------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 4)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,718        $6,551        $6,714
                                                                   ===================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                Consumers Power Company
                                Consolidated Statements of Common Stockholder's Equity
                                                      (Unaudited)

                                                 Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                     September 30        September 30        September 30
                                                    1994      1993      1994      1993      1994      1993
                                                                                                In Millions
COMMON STOCK
  At beginning and end of period                  $  841    $  841    $  841    $  841    $  841    $  841
                                                  ---------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                             491       391       391       391       391       965
  Quasi-reorganization (Note 8)                        -         -         -         -         -      (574)
  Stockholder's contribution (Note 8)                  -         -       100         -       100         -
                                                  ---------------------------------------------------------
   At end of period                                  491       391       491       391       491       391
                                                  ---------------------------------------------------------
REVALUATION CAPITAL (Note 7)
  At beginning of period                              11         -         -         -         -         -
  Implementation of SFAS 115 - January 1, 1994         -         -        20         -        20         -
  Change in unrealized loss, net of tax                -         -        (9)        -        (9)        -
                                                  ---------------------------------------------------------
    At end of period                                  11         -        11         -        11         -
                                                  ---------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                              93        41        54         -        61      (234)
  Net income (loss)                                   52        45       183       148       232      (189)
  Common stock dividends declared                    (31)      (22)     (113)      (79)     (167)      (79)
  Preferred stock dividends declared                  (7)       (3)      (17)       (8)      (19)      (11)
  Quasi-reorganization (Note 8)                        -         -         -         -         -       574
                                                  ---------------------------------------------------------
    At end of period                                 107        61       107        61       107        61
                                                  ---------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                 $1,450    $1,293    $1,450    $1,293    $1,450    $1,293
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

In September 1994, management announced that Consumers is being internally reorganized into separate electric utility and gas utility strategic business units. The restructuring, effective January 1, 1995, while not affecting Consumers' consolidated financial statements or corporate legal form, is designed to sharpen management focus, improve efficiency and accountability in both business segments and better position Consumers for growth in the gas market and to meet increased competition in the electric power market. Management believes that the strategic business unit structure will allow each unit to focus more on its own profitability and growth potential, and will ultimately, in the long term, result in lower overall costs.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company for 15- and 20-year periods, respectively. At September 30, 1994, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership

Consumers' obligations for purchase of contract capacity from the MCV Partnership under the PPA since 1992 follows:

                                                            1995 and
Year                          1992      1993      1994    thereafter
- ----                          ----     -----     -----    ----------
MW                             915     1,023     1,132         1,240

Prior to 1993, the MPSC allowed Consumers to recover costs of power purchased from the MCV Partnership based on delivered energy for up to 840 MW at rates less than Consumers paid. In March 1993, the MPSC approved, with modifications, the Revised Settlement Proposal which had been co-sponsored by Consumers, the MPSC staff and 10 small power and cogeneration developers. These parties accepted the Settlement Order, and the MCV Partnership confirmed that it did not object to the modifications. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals.

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

The PPA provides that Consumers is to pay to the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge which is based primarily on Consumers' average cost of coal consumed. Consumers is scheduling deliveries of energy from the MCV Partnership whenever it has energy available up to hourly availability limits, or "caps," for the 915 MW of capacity authorized for recovery in the Settlement Order. Consumers can recover an average 3.62 cents per kWh capacity charge and the prescribed energy charges associated with the scheduled deliveries within the caps, whether or not those deliveries are scheduled on an economic basis. Through December 1997, there is no cap applied during on-peak hours to Consumers' recovery for the purchase of capacity made available within the 915 MW authorized. Recovery for purchases during off-peak hours is capped at 82 percent in 1994 and 1995, 84 percent in 1996 and 1997, increasing to 88.7 percent in 1998 and thereafter at which time the 88.7 percent cap is applicable during all hours. For all economic energy deliveries above the caps to 915 MW, Consumers is allowed to recover 1/2 cent per kWh capacity payment in addition to the corresponding variable energy charge.

In December 1992, Consumers recognized an after-tax loss of $343 million for the present value of estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss included management's best estimates regarding the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity above the MPSC-authorized level could be resold. Except for adjustments to the above loss to reflect the after-tax time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. Because the calculation of the 1992 loss depended in part upon estimates of future unregulated sales of energy to third parties, a more conservative or risk-free investment rate of 7 percent was used to calculate $188 million of the total $343 million after-tax loss. The remaining portion of the loss was calculated using an 8.5 percent discount rate reflecting Consumers' incremental borrowing rate as required by SFAS 90, Regulated Enterprises-Accounting for Abandonments and Disallowances of Plant Costs. The after-tax expense for the time value of money for the loss is estimated to be $24 million in 1994, and various lower levels thereafter, including $22 million in 1995 and $20 million in 1996. Although the settlement loss was recorded in 1992, Consumers' continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries, including fixed energy charges (in connection with a dispute with the MCV Partnership discussed below), which are being escrowed, totaled $51 million for the first nine months of 1994.
Consumers believes there is and will be a market for the resale of capacity purchases from the MCV Partnership above the MPSC-authorized level. However, if Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries could be incurred. Consumers' estimates of its 1994 and future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are as follows:

                                                After-tax, In Millions
                                  1994    1995    1996    1997    1998
- ----------------------------------------------------------------------

Expected cash underrecoveries      $65     $65     $62     $61     $ 8

Possible additional
 underrecoveries and losses (a)    $ 5     $20     $20     $22     $72
======================================================================

(a) If unable to sell any capacity above the MPSC's authorized level.

At December 31, 1993, and September 30, 1994, the after-tax, present value of the Settlement Order liability totaled $307 million and $277 million, respectively. The reduction in the Settlement Order liability during 1994 reflects after-tax cash underrecoveries related to capacity totaling $47 million, partially offset by after-tax accretion expense of $17 million.

The PPA, while providing for payment of a fixed energy charge, contains a "regulatory out" provision which permits Consumers to reduce the fixed energy charges payable to the MCV Partnership throughout the entire contract term if Consumers is not able to recover these amounts from its customers. In connection with the MPSC's approval of the Revised Settlement Proposal, Consumers and the MCV Partnership are engaged in arbitration proceedings under the PPA to determine whether Consumers is entitled to exercise its regulatory out regarding fixed energy charges on the portion of available MCV capacity above the current MPSC-authorized levels. An arbitrator acceptable to both parties has been selected and hearings are being conducted. If the arbitrator determines that Consumers cannot exercise its regulatory out, Consumers would be required to make these fixed energy payments to the MCV Partnership even though Consumers may not be recovering these costs. The arbitration proceedings will also determine who is entitled to the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to settlement. Although Consumers believes its position on arbitration is sound and intends to aggressively pursue its right to exercise the regulatory out, management cannot predict the outcome of the arbitration proceedings or any possible settlement of the matter. Accordingly, losses were recorded prior to 1993 for all fixed energy amounts at issue in the arbitration.
At September 30, 1994, $25 million has been escrowed by Consumers and is included as a non-current asset in Consumers' financial statements. In December 1993, Consumers made an irrevocable offer to pay through September 15, 2007, fixed energy charges to the MCV Partnership on all kWh delivered by the MCV Partnership to Consumers from the contract capacity in excess of 915 MW, which represents a portion of the fixed energy charges in dispute. Consumers made the offer in connection with the sale of its remaining $309 million investment in the MCV Bonds which was completed in 1993.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of the arbitration between the MCV Partnership and Consumers discussed above. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. It appears from the complaint that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. While management believes that the possibility of the alleged damages being awarded is remote, CMS Energy and Consumers are unable to predict the outcome of this issue. In addition, CMS Holdings has filed a lawsuit in the circuit court of Jackson, Michigan, seeking reimbursement of $7 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. Consumers is unable to predict the outcome of this issue.

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

In July 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility being developed by Michigan Cogeneration Partners. Consumers plans to seek MPSC approval to substitute 65 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. The proposed substitution of capacity which would start in 1997, the year the coal-fired cogeneration facility was scheduled to begin operations, represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for a coal-fired cogeneration facility. As a result, Consumers recorded a regulatory asset of $30 million, which it believes will ultimately be recoverable in rates.

PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. In March 1994, the MPSC issued an order in the PSCR reconciliation case for 1992 confirming Consumers' recovery for the purchase of 840 MW from the MCV in accordance with the MPSC plan case order and allowing recovery for the purchase of power above 840 MW based on replacement power costs. The MPSC subsequently confirmed the recovery of MCV-related costs consistent with the Settlement Order as part of the 1993 and 1994 PSCR plan case orders.


3:   Rate Matters

Electric Rate Case

In May 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Consequently, residential customers were allocated $40 million, which is 70 percent of the rate increase.

In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104.4 million to $139.5 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. The filing addresses the ratemaking effect of jurisdictional sales losses by assuming adoption of a proposed special nonjurisdictional rate to large, qualifying industrial customers as requested by Consumers in an earlier June 1994 filing with the MPSC. An alternative approach presented would use the MCV contract capacity above 915 MW for jurisdictional electric customers and offer discounted jurisdictional tariffs. Consumers has also requested that the MPSC eliminate the rate cross-subsidization of residential rates in a two-step adjustment. In addition, Consumers proposes to eliminate all DSM expenditures after April 1995 and further requests MPSC approval to recover all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington.

Special Rates: In June 1994, Consumers also filed a request with the MPSC, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers proposes to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. To serve these customers, Consumers would use power purchases from the MCV Partnership which exceed the 915 MW currently recoverable from electric retail customers. Certain other parties have subsequently filed various alternative proposals. The MPSC has adopted a hearing schedule that calls for briefs to be filed in December 1994. A final order is expected in the first quarter of 1995.

Abandoned Midland Project: In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In 1991, the MPSC issued orders permitting recovery of a portion of the plant and Consumers began collecting $35 million pretax annually for the next 10 years. Several parties, including the Attorney General, filed claims of appeal with the Court of Appeals regarding MPSC orders issued in 1991 that specified the recovery of abandoned investment. Oral arguments took place before the Court of Appeals in October 1994.

Electric Demand-side Management: As a result of settlement discussions regarding demand-side management and an MPSC order in 1991, Consumers agreed to spend $65 million over two years on demand-side management programs. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on common equity may be adjusted either upward by up to 1 percent or downward by up to 2 percent. This adjustment, if implemented, would be applied to Consumers' retail electric tariff rates and be in effect for one year following reconciliation hearings with the MPSC. The estimated revenue effects of the potential adjustment range from an $11 million increase to a $22 million decrease. The proceedings before the MPSC have started and based on the criteria set out in the demand-side management settlement agreement approved by the MPSC in 1992, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately allow collection of the full $11 million incentive. Accordingly, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to its demand-side management program. A final order from the MPSC is expected by mid-1995.

In October 1993, Consumers completed the customer participation portion of these DSM programs. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that allowed Consumers to recover demand-side management expenditures which exceeded $65 million. The order also authorized Consumers to continue certain programs in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from its customers in accordance with an accounting order issued by the MPSC in September 1992. The unamortized balance of deferred costs at September 30, 1994 was $71 million.

PSCR Issues


On November 9, 1994, the ALJ presiding over the 1993 PSCR reconciliation proceeding issued a proposal for decision in this case. Several issues were included in this proposal for decision including issues related to a planned refueling and maintenance outage which Consumers began at Palisades in June 1993. Following several required, unanticipated repairs that extended the outage, the plant returned to service in early November. In addition, from mid-February through mid-June 1994, Palisades was temporarily taken out of service to repair valve-leakage and conduct other needed inspections and repairs. Recovery of replacement power costs incurred by Consumers during these outages were reviewed during the 1993 PSCR reconciliation of actual costs and revenues to determine the prudency of actions taken during the outages. The 1994 outages will be reviewed as part of that years reconciliation proceedings. Net replacement power costs during the outages were approximately $180,000 per day above the cost of fuel Consumers would have otherwise incurred when the plant is operating. Consumers had conceded that one day of the 1993 outage was inappropriate, while the MPSC staff has recommended a 20-day disallowance. The ALJ proposed a disallowance of 22 days of outage totaling $4.2 million. CMS Energy had previously established a reserve for this potential disallowance. See Note 4 for information regarding the NRC's review of Palisades' performance.

Gas Rates

In July 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits computed under SFAS 106 against earnings over the last six months of 1994. This charge against earnings will partially offset costs related to state property taxes which have been reduced. The agreement was reached in response to an assertion by the MPSC staff that gas utility business earnings for 1993 were in excess of the currently authorized level. The agreement also provides for an additional $4 million of 1995-related SFAS 106 costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers committed to file a gas rate case before December 31, 1994, that will, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, into its retail gas rates. A final order should be received approximately 9 to 12 months after the request is filed. No assurance can be given as to the level of rates which will be authorized by the MPSC. Consumers' gas distribution business is currently authorized to earn a 13.25 percent rate of return on equity. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

GCR Issues

The MPSC, in a February 1993 order, provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively.
In a related case, Consumers was not allowed to recover $13 million of gas supply costs incurred prior to February 8, 1993. Consumers previously had accrued a loss for this issue in excess of the disallowed amount. Future disallowances are not anticipated, unless the remaining appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. As part of the settlement, Consumers will not incur any transition costs from Trunkline as a result of FERC Order 636. In 1992, Consumers recorded a liability and regulatory asset for the principal amount of payments to Trunkline over a five-year period. In May 1993, the MPSC approved a separate settlement agreement that provides Consumers with full recovery of these costs over a five-year period. At September 30, 1994, Consumers' remaining liability and regulatory asset were $93 million.

Other

A dispute involving pricing under contracts Consumers had with eight direct gas suppliers has been resolved. The dispute revolved around whether the price Consumers pays Trunkline for gas was the proper reference price for these eight gas supply contracts. Consumers and seven of the suppliers have agreed to enter into new contracts, at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier agreed to terminate their existing contract.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on Consumers' financial position or results of operations.


4:   Commitments and Contingencies

Ludington Pumped Storage Plant

In October 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties, signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. The proposed settlement, which allows for the continued operation of the plant through the end of its FERC license, will require Consumers and Detroit Edison to continue using a seasonal barrier net as well as monitoring new technology which may further reduce fish loss at the plant. The proposed settlement also requires Consumers to make annual payments to the Great Lakes Fishery Trust, develop and improve recreational areas and convey undeveloped land to the State of Michigan and the Great Lakes Fishery Trust. Upon approval of the settlement agreement, Consumers will transfer land (with an original cost of $9 million and a fair market value in excess of $20 million), make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The agreement is subject to MPSC approval of Consumers being permitted to recover all such settlement costs from electric customers, and approval by the FERC.

The proposed settlement would resolve a lawsuit filed by the Attorney General in 1986 on behalf of the State of Michigan in the Circuit Court of Ingham County, seeking damages from Consumers and Detroit Edison for injuries to fishery resources because of the operation of the Ludington plant. The state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, with the latter amount to be adjusted upon installation of "adequate" fish barriers and other changed conditions. Since 1986 the parties have continued to dispute, in various courts, the amount of actual damages as well as the best alternative to mitigate future damages.

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

The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. At September 30, 1994, Consumers has accrued a liability for $40 million, representing the minimum amount in the range. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part of a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods. In order to be recovered in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC stated that the length of the amortization period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. Consumers plans to seek recovery of remedial action costs in its gas rate case to be filed in 1994.

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

In 1993, Consumers experienced increases in complaints relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. A complaint seeking certification as a class action suit was filed against Consumers in a local county circuit court in 1993. The complaint alleged the existence of a purported class that incurred damages in excess of $1 billion, primarily to certain livestock owned by the purported class, as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit, and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit.
In April 1994, the plaintiffs in this action appealed the matter to the Court of Appeals. Consumers believes that the various claims are different enough to warrant separate trials, and that the circuit court's denial of class-action status will be upheld. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At October 31, 1994, Consumers had 88 separate stray voltage lawsuits pending.

Palisades Plant

In April 1993, the NRC approved the design of the dry spent fuel storage casks now being used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. The courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals relating to this matter are now pending at the U.S. Sixth Circuit Court of Appeals where oral argument was held during October 1994. As of October 31, 1994, Consumers had loaded seven dry storage casks with spent nuclear fuel and expects to load six additional casks prior to Palisades' 1995 refueling. If Consumers is unable to continue to use the casks as planned, significant costs could be incurred, including replacement power costs during any resulting plant shutdown and costs to remove the spent fuel from the dry casks. If Consumers cannot store fuel on-site in the dry casks, and if no off-site storage is available, Palisades could be forced to cease operation as early as mid-1995, when all fuel must be off-loaded for a ten-year inspection of the reactor vessel. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and concluded that the pad location is acceptable to support the casks.

In August 1994, Consumers announced that it would unload and replace one of the dry fuel storage casks at Palisades that contain spent nuclear fuel. In examining radiographs during a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage from the cask, Consumers has nevertheless decided to remove the spent fuel from this cask and insert it in another cask. Consumers has examined the radiographs for all of its casks, including the casks containing spent fuel, and has found all other welds to be acceptable.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs (see Note 3). The results of an NRC review of Consumers' performance at Palisades published shortly after the planned outage showed a decline in performance ratings for the plant. In order to provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. The inspection, completed in June 1994, found certain performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the problems at Palisades. The NRC did not place Palisades on either the NRC's "Troubled" or "Declining Performance" list. In August 1994, Consumers filed its response to the NRC's diagnostic evaluation report, which included both short- and long-term enhancements planned for Palisades to improve performance. Attaining and maintaining acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned levels of expenditures.

As the holder of a license to operate a pressurized-water reactor nuclear power plant, Consumers is required by NRC regulations to calculate and report to the NRC, values relating to the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. If the results of the calculation indicate that a temperature screening criterion established in the regulations will be exceeded, Consumers must submit a safety analysis to determine what, if any, plant modifications are necessary to prevent potential reactor vessel failure as a result of postulated pressurized thermal shock events if continued operation beyond the screening criterion value is allowed, and the NRC will then decide whether to permit continued operation in excess of the criterion. Consumers had previously submitted a calculation indicating that the Palisades reactor vessel would not exceed the screening criterion before the year 2004. Preliminary analysis of more recent data from testing of similar materials indicates that the Palisades reactor vessel could exceed the screening criterion prior to 2004. Consumers is continuing to analyze this data and will report its conclusions to the NRC in late November. Consumers is also continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts.

Nuclear Decommissioning

Consumers collects estimated costs to decommission (decontamination and dismantlement) its two nuclear plants through a monthly surcharge to electric customers which currently totals $45 million annually. Consumers currently estimates decommissioning costs of $220 million and $423 million, in 1994 dollars, for the Big Rock and Palisades nuclear plants, respectively. Amounts collected from electric retail customers and deposited in trusts, and earnings on the trusts, which are credited to accumulated depreciation, are estimated to accumulate $425 million and $1.2 billion for decommissioning Big Rock and Palisades, respectively.
The trust funds, which are estimated to earn 7.1 percent, will be used for decommissioning Big Rock and Palisades at the end of their respective license periods in 2000 and 2007. In order to meet NRC requirements for decommissioning, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades which assumed that each plant site will be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. Consumers is currently updating those estimates, and expects that the decommissioning costs may increase, principally due to the unavailability of low- and high-level radioactive waste disposal facilities. The lack of an available disposal site could result in the need to maintain the facilities in a mothballed state for a significant period of time after retirement. Consumers expects to file updated decommissioning estimates with the MPSC on or before March 31, 1995. At September 30, 1994, Consumers had an investment in nuclear decommissioning trust funds of $204 million for future decommissioning.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: annual provisions for decommissioning could increase; estimated costs for decommissioning could be recorded as a liability rather than as accumulated depreciation; and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

Nuclear Insurance

Consumers, as a member of NML and NEIL and through the purchase of other forms of nuclear insurance, maintains coverage against property damage, debris removal, personal injury liability and other losses for damages that could be incurred at its nuclear generating facilities. In the event of covered losses at its own or any other participating nuclear facility, Consumers could be subject to the following maximum assessments: $18 million in any one year under the NML and NEIL policies; $79 million per incident under other forms of nuclear insurance and financial protection, limited to a maximum payment of $10 million per incident in any one year; and $6 million in the event of claims under insurance provisions of the master workers program. Consumers considers the possibility of these assessments to be remote. For further information regarding Consumers' nuclear insurance, see Item 1. Business, contained in the 1993 Form 10-K of Consumers.

Commitments for Coal and Gas Supplies

Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1994 to 2004. Generally, Consumers contracts for approximately 70% of its annual coal requirements which in 1993 totalled approximately $260 million. Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

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

Capital Expenditures

Consumers estimates capital expenditures, including demand-side management and new lease commitments, of $479 million for 1994, $458 million for 1995 and $370 million for 1996.

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

                                                           In Millions
                        Sept. 30, 1994   Dec. 31, 1993  Sept. 30, 1993
- ----------------------------------------------------------------------

Postretirement benefits         $  509          $  510          $  503
Income taxes                       180             189             154
Abandoned Midland project          151             162             165
Trunkline settlement                93             117             125
Demand-side management
 - deferred costs                   71              71              63
Environmental clean-up              40               -               -
DOE - decommissioning
 uranium enrichment facility        32              33              33
Power purchase termination          30               -               -
Other                               32              39              39
                                --------------------------------------

Total regulatory assets         $1,138          $1,121          $1,082
======================================================================

Income taxes                    $ (199)         $ (195)         $ (205)
Demand-side management
 - deferred revenue                (19)            (17)            (17)
Other                               (1)              -               -
                                --------------------------------------
Total regulatory liabilities    $ (219)         $ (212)         $ (222)
======================================================================

Consumers has MPSC orders to recover virtually all of its regulatory assets through future rates and anticipates MPSC approval for recovery of the remaining amounts.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended September 30 were:

                                                           In Millions
                               Nine Months Ended   Twelve Months Ended
                                 1994       1993       1994       1993
- ----------------------------------------------------------------------

Cash transactions
  Interest paid (net
   of amounts capitalized)       $117       $144       $150       $190
  Income taxes paid
   (net of refunds)                64        125         30         55

Non-cash transactions
  Nuclear fuel placed
   under capital lease           $ 18       $ 23       $ 24       $ 27
  Other assets placed
   under capital leases            11         28         12         46
  Capital leases refinanced         -         42          -         42
  Assumption of debt                -          -          -         15
======================================================================


7:   Financial Instruments

On January 1, 1994, Consumers adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, requiring accounting for investments in debt securities to be held to maturity at amortized cost; otherwise debt and marketable equity securities are recorded at fair value, with any unrealized gains or losses included in earnings if the securities are for trading purposes or as a separate component of stockholders' equity if the securities are available for sale. The implementation resulted in an increase in assets of $30 million with a corresponding increase in stockholders' equity of $20 million, net of tax. The amortized costs, fair values and gross unrealized gains (losses) for available-for-sale securities at September 30, 1994, are as follows:

                                                           In Millions
                                                                 Gross
                                   Amortized         Fair   Unrealized
Available-for-sale securities           Cost        Value   Gain (Loss)
- ----------------------------------------------------------------------

Common stock of CMS Energy              $ 43         $ 64         $ 21
Nuclear decommissioning and
 SERP investments                        221          217           (4)
======================================================================

In addition, Consumers has an investment of $250 million in 10 shares of Enterprises' preferred stock classified as held-to-maturity. Beginning in 1997, two shares of these securities are required to be redeemed each year at a redemption price of $25 million per share.


8:   Capitalization and Other

Debt

In October 1994, the FERC granted Consumers' request for authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. This is the same amount of short-term debt currently authorized through 1994. Consumers has a $470 million facility to finance seasonal working capital requirements and unsecured, committed lines of credit aggregating $185 million. At September 30, 1994, Consumers had $300 million and $101 million, respectively, outstanding under these facilities.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with applicable state and federal law. In the first quarter of 1994, Consumers redeemed first mortgage bonds totaling $100 million. These redemptions completed Consumers' commitment to the MPSC, under the 1993 authorization to issue first mortgage bonds, to refinance certain long-term debt.

In January 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for a fixed-rate interest of 5.2 percent on the latest maturing $250 million of the then remaining $500 million obligation under its long-term credit agreement. The swap agreement has the same term as the debt agreement and had the effect of increasing the weighted average interest rate to 4.8 percent from 3.9 percent for the 12 month period ended December 31, 1993. The swap agreement will amortize
beginning in February 1995 and terminate in May 1996.   At September 30,
1994, the outstanding balance of Consumers' long-term credit agreement totaled $328 million. In November 1994, subsequent to MPSC authorization, Consumers entered into a new $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance the long-term credit agreement discussed above and to reduce short-term borrowings.

Other

Consumers has an established $500 million trade receivables purchase and sale program. At September 30, 1994, receivables sold under the agreement totaled $210 million as compared to $285 million at December 31, 1993. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

At December 31, 1992, Consumers effected a quasi-reorganization, an elective accounting procedure in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. The fair values of Consumers' assets and liabilities at the date of the quasi-reorganization were determined by management to approximate their carrying values, and no material adjustments to the historical bases were made. This action was approved by Consumers' Board of Directors and did not require shareholder approval. As a result of the quasi-reorganization and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993. Consumers has continued paying common stock dividends in 1994, including $16 million attributable to 1993 earnings, and $97 million, attributable to current year earnings through September 30, 1994. In addition, in October 1994, Consumers declared a $36 million common stock dividend payable in November 1994.

In January 1994, Consumers amended its nuclear fuel lease to include fuel previously owned at Big Rock and further increased the maximum amount of nuclear fuel that could be leased to $80 million. At September 30, 1994, $61 million was under lease.

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

In October 1994, the FASB issued SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which amends SFAS 114, Accounting by Creditors for Impairment of a Loan. SFAS 114 provided two alternatives for income recognition to be used for changes in the net carrying amount of an impaired loan subsequent to the initial measure of impairment. The creditor could recognize all changes in the net carrying amount of the loan as an adjustment to bad-debt expense, or the creditor could accrue interest on the net carrying amount of the impaired loan and recognize other changes as an adjustment to bad-debt expense. SFAS 118 allows the use of any existing methods for recognizing interest income on impaired loans.

In October 1994, the FASB also issued SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which requires added disclosures about the amounts, nature and terms of derivatives. Derivatives are financial agreements whose returns are linked to or derived from the performance of underlying assets such as bonds, currencies or commodities.

Consumers is continuing to study SFAS 118 and SFAS 119, which are effective for year-end 1994 financial statements, but does not expect either statement will have a material impact on Consumers' financial position or results of operations.

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

In September 1994, management announced that Consumers is being internally reorganized into separate electric utility and gas utility strategic business units. The restructuring, effective January 1, 1995, while not affecting Consumers' consolidated financial statements or corporate legal form, is designed to sharpen management focus, improve efficiency and accountability in both business segments and better position Consumers for growth in the gas market and to meet increased competition in the electric power market. Management believes that the strategic business unit structure will allow each unit to focus more on its own profitability and growth potential, and will ultimately, in the long term, result in lower overall costs.


Consolidated earnings for the quarters ended September 30, 1994 and 1993

Consolidated net income after dividends on preferred stock totaled $45 million for the third quarter of 1994, compared to $42 million for the corresponding third quarter of 1993. The increased net income reflects increased electric sales resulting from Michigan's continuing economic growth and increased revenue from the May 1994 electric rate increase.


Consolidated earnings for the nine months ended September 30, 1994 and
1993

Consolidated net income after dividends on preferred stock totaled $166 million for the nine months ended September 30, 1994, compared to $140 million for the nine months ended September 30, 1993. The increased net income reflects increased electric sales resulting from increased motor vehicle production, increased levels of employment and the overall strong economic expansion in Consumers' service territory. Also, the increased net income reflects increased gas deliveries due largely to record cold winter weather. In addition, net income benefited from a mid-May 1994 electric rate increase.


Consolidated earnings for the 12 months ended September 30, 1994 and 1993

Consolidated net income after dividends on preferred stock totaled $213 million for the 12 months ended September 30, 1994, compared to a net loss of $200 million for the 12 months ended September 30, 1993. The increased net income reflects the impact of the 1993 Settlement Order related to the cost recovery for power purchases from the MCV Partnership, the benefit of increased electric sales and gas deliveries, and the impact of a mid-May 1994 electric rate increase.


Cash Position, Financing and Investing

Consumers' operating cash requirements are met by its operating and financing activities. Consumers' cash from operations mainly resulted from its sale and transportation of natural gas and its generation, sale and transmission of electricity. Cash from operations for the first nine months of 1994 reflects the benefits of increased electric sales and significantly higher gas deliveries.

Financing Activities

As a result of the 1992 quasi-reorganization (see Note 8 of the Condensed Notes to Consolidated Financial Statements), and subsequent accumulated earnings, Consumers resumed paying common stock dividends during 1993. Consumers has continued paying common stock dividends in 1994, including $16 million attributable to 1993 earnings, and $97 million attributable to current year earnings through September 30, 1994. In October 1994, Consumers declared a $36 million common stock dividend payable in November 1994.

During February and March 1994, Consumers continued to reduce its future interest charges by retiring $100 million of high-cost first mortgage bonds. Also, in March 1994, Consumers issued and sold 8 million shares of Class A Preferred Stock (cumulative, without par value) with a stated annual dividend rate of 8.32 percent. Net proceeds of $193 million from the sale are being used for general corporate purposes, including debt retirement and improvements to Consumers' distribution systems.

In November 1994, Consumers entered into a new $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance its long-term credit agreement (see Note 8) and to reduce short-term borrowings.

Investing Activities

Capital expenditures (excluding assets placed under capital lease) and deferred demand-side management costs totaled $318 million for the first nine months of 1994 as compared to $363 million for the first nine months of 1993. These amounts primarily represent capital investments in Consumers' electric and gas utility segments.

Outlook

Consumers estimates that capital expenditures, including demand-side management and new lease commitments, related to its electric and gas utility operations will total $1.3 billion over the next three years.
Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures. The following estimates reflect Consumers' current outage schedules for its nuclear plants and construction expenditures to be included in its electric and gas rate requests which are expected to be filed with the MPSC in late 1994.

                                                           In Millions
Years Ended December 31                       1994      1995      1996
- ----------------------------------------------------------------------

Consumers
  Construction (including DSM)                $442      $402      $343
  Nuclear fuel lease                             4        37         4
  Capital leases other than nuclear fuel        27        14        15
Michigan Gas Storage                             6         5         8
                                              ------------------------

                                              $479      $458      $370
======================================================================

Consumers' short-term sources of credit include a $470 million working capital facility and unsecured, committed lines of credit totaling $185 million. At September 30, 1994, Consumers had $300 million and $101 million, respectively, outstanding under these facilities. Consumers has also received FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. This is the same amount of short-term debt authorized through 1994. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At September 30, 1994, receivables sold totaled $210 million as compared to $285 million at December 31, 1993.


Electric Utility Operations

Comparative Results of Operations

Electric Pretax Operating Income for the quarters ended September 30, 1994 and 1993: During the third quarter of 1994, electric pretax operating income increased $9 million from the 1993 level. This increase reflects higher electric system sales related to economic growth, and the impact of the May 1994 electric rate increase.

Electric Pretax Operating Income for the nine months ended September 30, 1994 and 1993: The $50 million improvement in 1994 electric pretax operating income compared to 1993 primarily is the result of increased electric system sales due in large part to Michigan's increased levels of employment and overall economic expansion and the May 1994 electric rate increase. Also, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to DSM, based on having achieved all objectives agreed-upon with the MPSC (see Note 3).

Electric Pretax Operating Income for the 12 months ended September 30, 1994 and 1993: The $87 million improvement in 1994 electric pretax operating income compared to 1993 primarily is the result of the 1993 resolution of the recoverability of MCV power purchase costs under the PPA, increased electric system sales and the May 1994 electric rate increase, partially offset by higher electric operating costs and depreciation.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended
September 30:

                                                             In Millions
                                       Impact on Pretax Operating Income
                                       ---------------------------------
                       Quarter ended  Nine months ended  12 months ended
                       1994 Compared      1994 Compared    1994 Compared
                             to 1993            to 1993          to 1993
- ------------------------------------------------------------------------

Sales                            $7                $31              $37
Resolution of MCV
 power cost issues                -                  -               34
Rate increases and
 other regulatory issues         11                 29               39
O&M, general taxes
 and depreciation                (9)               (10)             (23)
                                ----------------------------------------

     Total change               $ 9                $50              $87
========================================================================

Electric Sales: Electric system sales during the third quarter of 1994 totaled 8.5 billion kWh, a 3.0 percent increase from 1993 levels. During the third quarter of 1994, residential sales decreased .2 percent, commercial sales increased 1.6 percent, and industrial sales increased 7.9 percent, compared to the corresponding period in 1993. Consumers' electric sales have benefited from improved employment and economic conditions. Electric system sales during the nine months ended September 30, 1994 totaled 24.8 billion kWh, a 4.8 percent increase from 1993 levels. During the nine month 1994 period, residential and commercial sales increased 2.7 percent and 3.0 percent respectively, while industrial sales increased 7.6 percent. The industrial segments of chemicals, primary metals, and transportation equipment contributed approximately one-fourth of the total Company electric sales growth this year. Electric system sales during the 12 months ended September 30, 1994 totaled 32.8 billion kWh, a 4.2 percent increase from 1993 levels. During the 12 months ended 1994 period, residential and commercial sales increased 2.0 percent and 2.8 percent respectively, while industrial sales increased 7.5 percent. Growth in the industrial sales was the strongest in the automotive and chemical sectors.

The following table quantifies electric sales by customer type for the periods ended September 30:

Electric Sales                                           Millions of kWh
                   Quarter ended   Nine months ended     12 months ended
                   1994     1993       1994     1993       1994     1993
- ------------------------------------------------------------------------

Residential       2,596    2,602      7,753    7,549     10,271   10,073
Commercial        2,487    2,449      6,920    6,718      9,110    8,866
Industrial        3,158    2,926      9,159    8,515     12,185   11,330
Sales for resale    304      316        964      869      1,237    1,201
                  ------------------------------------------------------

System sales (a)  8,545    8,293     24,796   23,651     32,803   31,470
========================================================================

(a) Excludes intersystem exchanges of power with other utilities through joint dispatching for the economic benefit of customers.

Power Costs: Power costs for the three-month period ending September 30, 1994 totaled $236 million, a $24 million decrease from the corresponding 1993 period. This decrease primarily reflects increased generation at Consumers' nuclear power plants and the corresponding reduction in purchased power. Power costs for the nine-month period ending September 30, 1994 totaled $723 million, a $50 million increase from the corresponding 1993 period. Power costs for the 12-month period ending September 30, 1994 totaled $958 million, a $61 million increase from the corresponding 1993 period.

Electric Utility Rates

Power Purchases from the MCV Partnership: Consumers is obligated to purchase 1,132 MW in 1994 and 1,240 MW in 1995 and thereafter, of contract capacity from the MCV Partnership. In 1993, the MPSC issued the Settlement Order that allows Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with certain estimates by Consumers, and other factors required by the Settlement Order, resulted in Consumers recognizing an after-tax loss of $343 million for the present value of estimated future underrecoveries of power purchases from the MCV Partnership. This loss included all fixed energy amounts at issue in the arbitration proceedings discussed below. Except for adjustments to reflect the time value of money through accretion expense, no additional losses are expected unless actual future experience materially differs from management's estimates. ABATE and the Attorney General have filed claims of appeal of the Settlement Order with the Court of Appeals. Although the settlement loss was recorded in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $51 million for the first nine months of 1994. Consumers estimates that its after-tax cash underrecoveries will total $65 million in 1994 and 1995, decreasing slightly for 1996 and 1997, and then decreasing to $8 million in 1998. Possible additional losses for the next five years if Consumers is unable to sell any capacity above the MPSC's authorized level are estimated to be $5 million in 1994, $20 million in 1995, increasing slightly for 1996 and 1997, and then increasing to $72 million in 1998.

The PPA contains a "regulatory out" provision, permitting Consumers to reduce the fixed energy charges payable to the MCV Partnership if Consumers is not able to recover these amounts from its customers. Consumers and the MCV Partnership are currently engaged in arbitration to determine whether Consumers is entitled to exercise its rights under the regulatory out provision. Consumers is escrowing the fixed energy amounts in dispute until resolution of the arbitration is achieved. At September 30, 1994, Consumers has escrowed $25 million related to this issue.

The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charges. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. It appears from the complaint that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. CMS Energy and Consumers have requested that the lawsuit be dismissed for lack of jurisdiction and have commenced a lawsuit in Midland, Michigan, to address these issues. While management believes that the possibility of the alleged damages being awarded is remote, CMS Energy and Consumers are unable to predict the outcome of this issue. In addition, CMS Holdings has filed a lawsuit in a local circuit court seeking reimbursement of $7 million of certain tax indemnification payments made to its partners in the FMLP and owed to CMS Holdings. Consumers is unable to predict the outcome of this issue.

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

In July 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility being developed by Michigan Cogeneration Partners. Consumers plans to seek MPSC approval to substitute 65 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. For further information, see Note 2.

PSCR Issues: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. From mid-February through mid-June 1994, Palisades was temporarily taken out of service to repair valve-leakage and conduct other needed inspections and repairs. Recovery of replacement power costs and the prudency of actions taken during the outages will be reviewed by the MPSC during the 1993 and 1994 PSCR reconciliations of actual costs and revenues. On November 9, 1994, the ALJ presiding over the 1993 PSCR reconciliation proceeding issued a proposal for decision that recommended a disallowance to Consumers related to the Palisades outage of $4.2 million. CMS Energy had previously established a reserve for this potential disallowance. For more information on the potential impact of the outages, see Note 3.

Electric Rate Case: In May 1994, the MPSC issued an order, granting Consumers a $58 million annual increase in its retail electric rates effective May 11, 1994. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, higher depreciation and postretirement benefits computed under SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and the continuation of certain demand-side management programs at reduced levels. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Consumers filed a request with the MPSC on November 10, 1994, to increase its retail electric rates in a range from $104.4 million to
139.5 million annually.  For further information, see Note 3.

Special Rates: In June 1994, Consumers also filed a request with the MPSC, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers proposes to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. To serve these customers, Consumers would use power purchases from the MCV Partnership which exceed the 915 MW currently recoverable from electric retail customers. The MPSC has adopted a hearing schedule that calls for briefs to be filed in December 1994. A final order is expected in the first quarter of 1995.

Electric Conservation Efforts

In 1993, Consumers completed the customer participation portion of several demand-side management programs designed to encourage the efficient use of energy. Based on the MPSC's determination of Consumers' effectiveness in implementing these programs, Consumers' future rate of return on electric common equity may be adjusted for one year either upward by up to 1 percent or downward by up to 2 percent. The proceedings before the MPSC have started and based on the criteria set out in the demand-side management settlement agreement approved by the MPSC in 1992, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately allow collection of the full $11 million incentive. Accordingly, during the second quarter of 1994, Consumers recognized $11 million in revenue, related to its demand-side management program. A final order from the MPSC is expected by mid-1995. In May 1994, as part of Consumers' electric rate case, the MPSC issued an order that authorized Consumers to continue certain demand-side management programs at reduced levels. For further information, see Note 3.

Electric Capital Expenditures

Consumers estimates capital expenditures, including deferred demand-side management costs and new lease commitments, related to its electric utility operations of $347 million for 1994, $333 million for 1995 and $255 million for 1996. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. While Consumers believes that it is largely in compliance with the EPA's request, it has agreed to a 10-year retirement period for certain equipment included in the EPA's request. Consumers does not anticipate that any significant additional costs will be incurred as a result of this agreement. For further information regarding electric environmental matters, see Note 4.

Electric Outlook

In late 1993, the NRC completed a review of Consumers' performance at Palisades that showed a decline in performance. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection evaluated all aspects of nuclear plant operation and management. The inspection, completed in June 1994, found certain performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the problems at Palisades. The NRC did not place Palisades on either the NRC's "Troubled" or "Declining Performance" list. In August 1994, Consumers filed its response to the NRC's diagnostic evaluation report which included both short- and long-term enhancements planned for Palisades to improve performance. Attaining and maintaining acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned level of expenditures.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks are now pending at the U.S. Sixth Circuit Court of Appeals where oral argument was held during October 1994. If Consumers is unable to continue to use the casks as planned, significant costs could be incurred, including replacement power costs during any resulting plant shutdown and costs to remove the spent fuel from the dry casks. If Consumers cannot store fuel on-site in the dry casks, and if no off-site storage is available, Palisades could be forced to cease operation as early as mid-1995, when all fuel must be off-loaded for a ten-year inspection of the reactor vessel. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and concluded that the pad location is acceptable to support the casks.

Consumers is required by NRC regulations to calculate and report to the NRC, values relating to the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Preliminary analysis of more recent data from testing of similar materials indicates that the Palisades reactor vessel could exceed, prior to 2004, a temperature screening criterion established in the regulations. Consumers is continuing to analyze this data and will report its conclusions to the NRC in late November. Consumers is also continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts. For further information regarding Palisades, see Note 4.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. For further information on nuclear decommissioning, see Note 4.

Consumers has experienced recent increases in complaints relating primarily to the effect of so-called stray voltage on certain livestock.
A complaint seeking certification as a class action suit was filed in 1993 against Consumers alleging significant damages, primarily related to certain livestock. Consumers believes the allegations to be without merit, and in March 1994, the circuit judge hearing the complaint refused to grant class action status to the suit. This decision is being appealed by the plaintiffs, and a number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At October 31, 1994, Consumers had 88 separate stray voltage lawsuits pending (see Note 4).

Some of Consumers' larger industrial customers are exploring the possibility, or have announced the intention, of constructing and operating their own on-site generating facilities. Certain other customers are also considering municipalization options. Consumers is actively working with these customers to develop rate and service alternatives designed to compete with these options. Consumers has on file with the FERC two open access interconnection tariffs which could have the effect of increasing competition for wholesale customers. As part of its most recent electric rate case, the MPSC reduced the level of rate subsidization of residential customers by commercial and industrial customers so as to further improve rate competitiveness for its largest customers. Consumers has also requested MPSC authorization to offer special rates to attract industrial and commercial customers into its service territory and to retain certain customers using high amounts of electricity that have expressed an intention and have the ability to acquire energy from other sources (see Note 3).

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. Rates to be used for the experiment have yet to be determined, and a final MPSC order on the program is not expected until mid-1995. Consumers does not expect this experiment to have a material impact on its financial position or results of operations.

In July 1994, the FERC approved new 40-year licenses for 11 of Consumers' hydroelectric plants, confirming planned environmental expenditures. In issuing the licenses, the FERC approved, with modifications, a settlement agreement signed by Consumers, the Attorney General, the DNR and other state and federal officials. The agreement requires Consumers to make payments and investments which could total $30 million over the license periods for such things as environmental safeguards and fishery habitat improvements.


Gas Utility Operations

Comparative Results of Operations

Gas Pretax Operating Income for the quarters ended September 30, 1994 and 1993: During the third quarter of 1994 gas pretax operating income increased $2 million from the 1993 level. This increase reflects the reversal of a gas cost contingency that was favorably resolved, partially offset by lower gas sales, and higher gas operating costs which include $7.5 million of SFAS 106 costs related to the gas settlement with the MPSC (see Gas Utility Rates).

Gas Pretax Operating Income for the nine months ended September 30, 1994 and 1993: The $10 million improvement in 1994 gas pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and the favorable resolution of a previously recorded gas cost contingency, partially offset by higher depreciation and gas operating costs which include $7.5 million of SFAS 106 costs related to the gas settlement with the MPSC (see Gas Utility Rates).

Gas Pretax Operating Income for the 12 months ended September 30, 1994 and 1993: The $26 million improvement in 1994 gas pretax operating income compared to 1993 reflects higher gas deliveries (both sales and transportation volumes) and the favorable resolution of a previously recorded gas cost contingency. Increased operating costs reflect $7.5 million of SFAS 106 costs related to the gas settlement with the MPSC (see Gas Utility Rates).

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended September 30:

                                                             In Millions
                                       Impact on Pretax Operating Income
                                       ---------------------------------
                       Quarter ended  Nine months ended  12 months ended
                       1994 Compared      1994 Compared    1994 Compared
                             to 1993            to 1993          to 1993
- ------------------------------------------------------------------------

Deliveries                      $(1)               $12              $17
Regulatory recovery
 of gas cost                     13                 14               21
O&M, general taxes
 and depreciation                (9)               (14)              (6)
Other                            (1)                (2)              (6)
                                ----------------------------------------

     Total change               $ 2                $10              $26
========================================================================

Gas Deliveries: Gas sales and gas transported during the third quarter of 1994 totaled 50.6 bcf, a 1.9 percent decrease from the corresponding 1993 level. For the nine months ended September 30, 1994, gas sales and gas transported totaled 298.3 bcf, a 5.8 percent increase from the corresponding 1993 level due largely to record cold winter weather. For the 12 months ended September 30, 1994, gas sales and gas transported totaled 424.2 bcf, a 5.4 percent increase from the corresponding 1993 level, also reflecting record cold winter weather.

The following table quantifies gas deliveries by customer type for the periods ended September 30:

Gas Sales                                               Thousands of Mcf
                   Quarter ended   Nine months ended     12 months ended
                   1994     1993       1994     1993       1994     1993
- ------------------------------------------------------------------------

Residential      11,501   12,846    123,179  117,508    180,528  172,780
Commercial        3,405    3,547     39,642   37,357     58,165   55,344
Industrial        1,145    1,124     10,214    9,456     14,676   13,728
Other                21       73        262      182        311      248
                 -------------------------------------------------------

  Gas sales      16,072   17,590    173,297  164,503    253,680  242,100
Transportation
 deliveries      12,559   12,257     51,946   49,787     72,636   69,186
Transportation
 for MCV         18,901   18,770     58,227   54,313     77,318   71,211
Off-system
 transportation
  service         3,043    2,927     14,844   13,380     20,536   20,123
                 -------------------------------------------------------

Total deliveries 50,575   51,544    298,314  281,983    424,170  402,620
========================================================================

Cost of Gas Sold: The cost of gas sold for the third quarter of 1994 decreased $7 million from the 1993 level as a result of reduced deliveries and lower costs per mcf. The cost of gas sold for the nine months ended September 30 increased $2 million from the corresponding 1993 level. This increase reflects higher deliveries partially offset by lower costs per mcf. The cost of gas sold for the 12 months ended September 30 decreased $18 million from the corresponding 1993 level. The lower costs per mcf are due to more favorable gas contracts with interstate suppliers, resulting from the impact of FERC Order 636, and the termination and expiration of high-cost contracts with certain Michigan gas producers.

Gas Utility Rates

In July 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits computed under SFAS 106 against earnings over the last six months of 1994. This charge against earnings will partially offset costs related to state property taxes which have been reduced. The agreement was reached in response to an assertion by the MPSC staff that gas utility business earnings for 1993 were in excess of the currently authorized level. The agreement also provides for an additional $4 million of 1995-related SFAS 106 costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers committed to file a gas rate case before December 31, 1994, that will, among other things, incorporate cost increases, including costs for postretirement benefits computed under SFAS 106, into its retail gas rates. A final order should be received approximately 9 to 12 months after the request is filed. No assurance can be given as to the level of rates which will be authorized by the MPSC. Consumers' gas distribution business is currently authorized to earn a 13.25 percent rate of return on equity. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

A dispute involving pricing under contracts Consumers had with eight direct gas suppliers has been resolved. The dispute revolved around whether the price Consumers pays Trunkline for gas was the proper reference price for these eight gas supply contracts. Consumers and seven of the suppliers have agreed to enter into new contracts, at negotiated rates, with initial terms ranging from one to three years. Consumers and the remaining supplier agreed to terminate their existing contract.

In July 1993, Michigan Gas Storage submitted a notice of rate change with the FERC to revise its operation and maintenance expenses for 1993 and update plant costs to reflect the addition of $27 million of new plant additions in 1993 and began collecting the revised rates designed to provide annual revenues of $22 million, subject to refund and a hearing in February 1994. In June 1994, the FERC approved a stipulation and agreement in full settlement of the rate proceeding, which provides Michigan Gas Storage with estimated annual revenues of $20 million. For further information regarding gas utility rates, see Note 3.

Gas Capital Expenditures

Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $132 million for 1994, $125 million for 1995 and $115 million for 1996. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to remedial action for all 23 sites of between $40 million and $140 million. These estimates are based on undiscounted 1994 costs. At September 30, 1994, Consumers has accrued a liability for $40 million, representing the minimum amount in the range. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial costs for the sites.

Consumers believes that remedial costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial costs for another Michigan gas utility as part a gas rate case. In that proceeding, the MPSC determined that prudent investigation and remedial costs could be deferred and amortized over 10-year periods. In order to be recovered in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC stated that the length of the amortization period may be reviewed from time to time, but any revisions would be prospective. The order further provided that the prudency review would include a review of the utility's attempts to obtain reimbursement from others. The MPSC has also approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remediation costs. Accordingly, Consumers has recorded a regulatory asset for the same amount as the accrued liability for anticipated recovery of these investigation and remedial clean-up costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. Consumers plans to seek recovery of remedial action costs in its gas rate case to be filed in 1994.


Other

Other Income: Other income decreased $19 million and $36 million for the third quarter of 1994 and the first nine months of 1994, respectively, when compared to the corresponding 1993 periods, reflecting the impact of the sale of the remaining MCV Bonds. The $302 million improvement in Other Income when comparing the 12 months ended September 30, 1994 to the corresponding 1993 period reflects the impact of the March, 1993 Settlement Order related to power purchases from the MCV Partnership. The 12 months ended September 30, 1993 included an after-tax $343 million charge related to the Settlement Order.

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

New Accounting Standards: In October 1994, the FASB issued SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, and SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. Consumers is studying these statements, which are effective for year-end 1994 financial statements, but does not expect either statement will have a material impact on Consumers' financial position or results of operations.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' 1993 Forms 10-K and in the Forms 10-Q for the quarter ended June 30, 1994. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.

(a) 1993 Electric Rate Case. On May 10, 1994, the MPSC issued a final order in this case which increased annual electric revenues by $58 million, or about 2.8 percent, and approved an allowed rate of return on common equity of 11.75%. The rate increase is effective for service rendered on and after May 11, 1994. In August 1994, the MPSC denied petitions for rehearing filed by Consumers and the Attorney General.

(b) 1994 Electric Rate Case Filing. In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104.4 million to $139.5 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. The filing addresses the ratemaking effect of jurisdictional sales losses by assuming adoption of a proposed special nonjurisdictional rate to large, qualifying industrial customers as requested by Consumers in an earlier June 1994 filing with the MPSC.
An alternative approach presented would use the MCV contract capacity above 915 MW for jurisdictional electric customers and offer discounted jurisdictional tariffs. Consumers has also requested that the MPSC eliminate the rate cross-subsidization of residential rates in a two-step adjustment. In addition, Consumers proposes to eliminate all DSM expenditures after April 1995 and further requests MPSC approval to recover all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington.

(c) Arbitration Proceedings between Consumers and the MCV Partnership. A dispute has arisen between the MCV Partnership and Consumers relating to the impact of the Settlement Order on the fixed energy charge payment called for in the PPA and Consumers' ability to exercise its rights under the regulatory out provision based on the issuance of the Settlement Order. In accordance with the dispute resolution provisions set out in the PPA, an arbitrator acceptable to both parties has been selected and the arbitration of this dispute has commenced (the "MCV Fixed Energy Charge Arbitration"). Consumers is unable to predict the outcome of such arbitration proceedings or of any possible settlement of the issues underlying this dispute.

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

(d) Lawsuit Filed by the Lessors of the MCV Facility. The lessors of the MCV Facility have filed a lawsuit in federal district court in New York against CMS Energy, Consumers and CMS Holdings. It alleges breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of an arbitration between the MCV Partnership and Consumers. The action alleges damages in excess of $1 billion and seeks injunctive relief relative to Consumers' payments of the fixed energy charge. CMS Energy and Consumers believe that at all times they and CMS Holdings have conducted themselves properly and that the action is without merit. They also believe that a significant portion of the alleged damages represent fixed energy charges in dispute in the arbitration. On March 28, 1994, Consumers commenced a lawsuit in State Circuit Court in Midland County, Michigan seeking declaratory and injunctive relief with respect to interpretation of the PPA. On July 26, 1994, at the request of the parties, the federal district court in New York transferred the case to the suspense docket pending completion of the MCV Fixed Energy Charge Arbitration. While management believes the possibility of the alleged damages being awarded in this suit is remote, CMS Energy and Consumers are unable to predict the outcome of this action.

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

(e) Retail Wheeling Proceedings. On April 11, 1994, the MPSC issued an Opinion and Interim Order which approved the framework for a five year experimental retail wheeling program for Consumers and Detroit Edison, and remanded the case to the Administrative Law Judge to determine appropriate rates and charges. The MPSC stated that the purpose of the experiment is to gather and evaluate information regarding whether retail wheeling is in the public interest and should occur on a permanent basis. The experimental program will commence with each utility's next solicitation of additional supply side resources. Under the schedule currently set for proceedings on the appropriate retail wheeling rates and charges, the utilities filed their direct cases in August 1994. Cross examination began in November 1994. Under this schedule, a proposal for decision would not be issued before mid-1995.

(f) Stray Voltage Lawsuit. Consumers experienced an increase in complaints during 1993 relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electric systems are diverted from their intended path. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers. On October 27, 1993, a complaint seeking certification as a class action suit was filed against Consumers in a local circuit court. The complaint alleged that in excess of a billion dollars of damages, primarily related to production by certain livestock owned by the purported class, were being incurred as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and vigorously opposed the certification of the class and this suit. On March 11, 1994, the court decided to deny class certification for this complaint and to dismiss, subject to refiling as separate suits, the October lawsuit with respect to all but one of the named plaintiffs. On April 4, 1994, the plaintiffs appealed the court's denial of class certification in this matter to the Court of Appeals. Subsequent to the filing of this appeal and the submission of the plaintiffs brief on this issue, the Court of Appeals on its own motion issued an order which decided that since the lead case in the class action suit had not been dismissed, the trial court's decision to deny class certification was an interlocutory order and therefore not ripe for appeal. The Court of Appeals Order also found that the trial court's decision that the other named plaintiffs had been misjoined was final and ripe for appeal. This issue had not been raised in the plaintiffs appeal or brief. Consumers has addressed both issues in its brief filed with the Court of Appeals on July 14, 1994 in support of the trial court's decision. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At November 4, 1994, Consumers had 84 separate stray voltage cases pending.

(g) Request for Approval of a Competitive "Rate K" Tariff. On June 15, 1994, Consumers filed an application with the MPSC seeking approval of a competitive contract service tariff. This tariff would allow Consumers to negotiate special rates with certain large customers who would otherwise be likely to terminate or reduce their purchases of electricity from Consumers in favor of some alternative source of power. The tariff would also allow Consumers to sell all or some portion of the 325 MW block of capacity Consumers is obligated to purchase from the MCV Partnership in excess of the 915 MW for which the MPSC has allowed cost recovery. Consumers requested in its application that the sale of the 325 MW block be treated for accounting and ratemaking purposes on a non-jurisdictional basis. On June 30, 1994, the MPSC adopted a hearing schedule for the Rate K request, which has subsequently been extended. In accordance with the current schedule, Consumers filed its direct case on July 21, 1994 and cross-examination of all witnesses is to commence on November 21, 1994. The schedule would allow for a final order in the first quarter of 1995.

(h) Palisades Plant - Spent Nuclear Fuel Storage. In April 1993, the NRC amended its regulations, effective May 7, 1993, to license the design of the dry spent fuel storage casks to be used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. The courts have declined to prevent such use and have refused to issue temporary restraining orders or stays. Several appeals related to this matter are now pending at the U.S. Sixth Circuit Court of Appeals where oral argument was held during October 1994. As of October 31, 1994, Consumers had loaded seven dry storage casks with spent nuclear fuel and expects to load six additional casks prior to Palisades' 1995 refueling outage.

On August 2, 1994 Consumers announced that it will unload and replace one of the four dry storage casks previously loaded because of minor flaws detected in the welds in the liner of the cask. Although testing following cask loading did not disclose any leakage from the cask, Consumers has nevertheless decided to remove the spent fuel from the cask and insert it in another cask. Consumers has examined the radiographs for all of the casks fabricated for it to date, and has found all other welds acceptable.

(i) Ludington Pumped Storage Plant. In October 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties, signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. The proposed settlement, which allows for the continued operation of the plant through the end of its FERC license, will require Consumers and Detroit Edison to continue using a seasonal barrier net as well as monitoring new technology which may further reduce fish loss at the plant. The proposed settlement also requires Consumers to make annual payments to the Great Lakes Fishery Trust, develop and improve recreational areas and convey undeveloped land to the State of Michigan and the Great Lakes Fishery Trust. Upon approval of the settlement agreement, Consumers will transfer land (with an original cost of $9 million and a fair market value in excess of $20 million), make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The agreement is subject to MPSC approval of Consumers being permitted to recover all such settlement costs from electric customers, and approval by the FERC.

The proposed settlement would resolve a lawsuit filed by the Attorney General in 1986 on behalf of the State of Michigan in the Circuit Court of Ingham County, seeking damages from Consumers and Detroit Edison for injuries to fishery resources because of the operation of the Ludington plant. The state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, with the latter amount to be adjusted upon installation of "adequate" fish barriers and other changed conditions. Since 1986 the parties have continued to dispute, in various courts, the amount of actual damages as well as the best alternative to mitigate future damages.

(j) Abandoned Midland Project. In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In 1991, the MPSC issued orders permitting recovery of a portion of the plant and Consumers began collecting $35 million pretax annually for the next 10 years. Several parties, including the Attorney General, have filed claims of appeal with the Court of Appeals regarding MPSC orders issued in 1991 that specified the recovery of abandoned investment. In the Step 3A appeal, the Attorney General and ABATE contend that Consumers did not fully comply with the financial stabilization orders. Oral arguments were held on the appeals from the May 7 Sept 3A order in December 1993 and on the Step 3B appeal on October 19, 1994. A decision on the Step 3A appeals has been held in abeyance until a decision is rendered in the Step 3B appeals.


Item 6.  Exhibits and Reports on Form 8-K

(a)   List of Exhibits

(12)        -    CMS Energy:  Statements regarding computation of Ratio of
                 Earnings to Fixed Charges
(15)        -    CMS Energy:  Letter of independent public accountant
(27)(a)     -    CMS Energy:  Financial Data Schedule
(27)(b)     -    Consumers:  Financial Data Schedule

(b)   Reports on Form 8-K

Current Reports on Form 8-K dated August 18, 1994 and October 5, 1994 (CMS Energy Corporation and Consumers Power Company) covering matters pursuant to "Item 5. Other Events".

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



                                           CMS ENERGY CORPORATION
                                         -------------------------
                                                (Registrant)


Date: November 14, 1994                  By       A M Wright
                                         -------------------------
                                                Alan M. Wright
                                           Senior Vice President,
                                          Chief Financial Officer
                                               and Treasurer



                                          CONSUMERS POWER COMPANY
                                         -------------------------
                                                (Registrant)


Date: November 14, 1994                  By       A M Wright
                                         -------------------------
                                                Alan M. Wright
                                         Senior Vice President and
                                          Chief Financial Officer