Form 10-K
period 1994-12-31
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1995-03-15
CIK 201533, 811156

                                 FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1994

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
                           (517)788-1030

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Each Exchange
  Registrant              Title of Class             on Which Registered
 ------------      ----------------------------    -----------------------

  CMS Energy       Common Stock, $.01 par value    New York Stock Exchange
  Corporation

  Consumers           Listed on inside cover
 Power Company

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]


Consumers Power Company securities registered pursuant to Section 12(b) of the Act:

FIRST MORTGAGE BONDS:

5-7/8%  Series due 1996
6-7/8%  Series due 1998
6-5/8%  Series due 1998
7-1/2%  Series due 2001
7-1/2%  Series due 2002

PREFERRED STOCK - Cumulative

No par:
$2.08  Series

$100 par value:
$4.16  Series            $7.68  Series
$4.50  Series            $7.72  Series
$7.45  Series            $7.76  Series

All securities listed above are registered on the New York Stock Exchange.

The aggregate market value of the voting stock of CMS Energy Corporation held by non-affiliates, was $2,101,736,952 based on the closing sale price of $24 per share for the 87,572,373 common shares, $.01 par value, outstanding on February 28, 1995. CMS Energy held all 84,108,789 outstanding common shares, $10 par value, of Consumers Power Company, and the market value of the voting preferred stock of Consumers, held by non-affiliates, was $320,480,726 based on the closing sale price shown below.

Aggregate market value of Consumers' voting stock held by non-affiliates.

                                        Transaction
                Number Shares    ------------------------
Type of Stock    Outstanding     Price/Share      Date       Market Value
- -------------  --------------    -----------     -------     ------------
                  (2/28/95)

Preferred:

   $2.08          8,000,000      $24-1/4         2/28/95     $194,000,000
    4.16             68,451       50             2/21/95        3,422,550
    4.50            373,148       51-1/4         2/28/95       19,123,835
    7.45            379,549       89-1/2         2/27/95       33,969,636
    7.68            207,565       86-1/2         2/28/95       17,954,372
    7.72            289,642       86-1/2         2/23/95       25,054,033
    7.76            308,072       87-1/2         2/28/95       26,956,300
                  ---------                                  ------------
Total             9,626,427                                  $320,480,726
                  =========                                  ============

Documents incorporated by reference:

The Registrants' proxy statements relating to the 1995 annual meetings of shareholders to be held May 26, 1995, are incorporated by reference in
Part III, except for the organization and compensation committee report contained therein.

                          CMS ENERGY CORPORATION
                                    and
                          CONSUMERS POWER COMPANY

                        ANNUAL REPORTS ON FORM 10-K
                 TO THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE YEAR ENDED DECEMBER 31, 1994



This combined Form 10-K is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.


                             TABLE OF CONTENTS

                                                                      Page

PART I

Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . 28
Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 36
Item  4.  Submission of Matters to a Vote of Security Holders . . . . . 41

PART II

Item  5.  Market for CMS Energy's and Consumers' Common Equity
              and Related Stockholder Matters . . . . . . . . . . . . . 42
Item  6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 42
Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . 42
Item  8.  Financial Statements and Supplementary Data . . . . . . . . . 43
Item  9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure . . . . . . . . . . .135

PART III

Item 10.  Directors and Executive Officers of CMS Energy
              and Consumers . . . . . . . . . . . . . . . . . . . . . .135
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .135
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management. . . . . . . . . . . . . . . . . . . . . .135
Item 13.  Certain Relationships and Related Transactions. . . . . . . .135

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .135

                                 GLOSSARY

Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . . . .    Association of Businesses Advocating
                                     Tariff Equity
ALJ . . . . . . . . . . . . . . .    Administrative Law Judge
AMT . . . . . . . . . . . . . . .    Alternative minimum tax
Articles. . . . . . . . . . . . .    Articles of Incorporation
Attorney General. . . . . . . . .    The Michigan Attorney General

bcf . . . . . . . . . . . . . . .    Billion cubic feet
Big Rock. . . . . . . . . . . . .    Big Rock Point nuclear plant, owned
                                     by Consumers
Btu . . . . . . . . . . . . . . .    British thermal unit

CERCLA. . . . . . . . . . . . . .    Comprehensive Environmental Response
                                     Compensation and Liability Act
Clean Air Act . . . . . . . . . .    Federal Clean Air Act as amended on
                                     November 15, 1990
CMS Energy. . . . . . . . . . . .    CMS Energy Corporation
CMS Gas Marketing . . . . . . . .    CMS Gas Marketing Company, a
                                     subsidiary of Enterprises
CMS Gas Transmission. . . . . . .    CMS Gas Transmission and Storage
                                     Company, a subsidiary of Enterprises
CMS Generation. . . . . . . . . .    CMS Generation Co., a subsidiary of
                                     Enterprises
CMS Holdings. . . . . . . . . . .    CMS Midland Holdings Company, a
                                     subsidiary of Consumers
CMS Midland . . . . . . . . . . .    CMS Midland Inc., a subsidiary of
                                     Consumers
CMS NOMECO. . . . . . . . . . . .    CMS NOMECO Oil & Gas Co., a
                                     subsidiary of Enterprises
Consumers . . . . . . . . . . . .    Consumers Power Company, a subsidiary
                                     of CMS Energy
Court of Appeals. . . . . . . . .    Michigan Court of Appeals

Detroit Edison. . . . . . . . . .    The Detroit Edison Company
DNR . . . . . . . . . . . . . . .    Michigan Department of Natural
                                     Resources
DOE . . . . . . . . . . . . . . .    U. S. Department of Energy
Dow . . . . . . . . . . . . . . .    The Dow Chemical Company
DSM . . . . . . . . . . . . . . .    Demand-side management

EMF . . . . . . . . . . . . . . .    Electric and magnetic fields
Energy Act. . . . . . . . . . . .    Energy Policy Act of 1992
Enterprises . . . . . . . . . . .    CMS Enterprises Company, a subsidiary
                                     of CMS Energy
Environmental Response Act. . . .    Michigan Envirionmental Response Act
EPA . . . . . . . . . . . . . . .    Environmental Protection Agency

FASB. . . . . . . . . . . . . . .    Financial Accounting Standards Board
FERC. . . . . . . . . . . . . . .    Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . . . .    First Midland Limited Partnership

GCR . . . . . . . . . . . . . . .    Gas cost recovery
GPSLP . . . . . . . . . . . . . .    Genesee Power Station Limited
                                     Partnership
GTN's . . . . . . . . . . . . . .    $250 million CMS Energy General Term
                                     Notes, Series A

Huron . . . . . . . . . . . . . .    Huron Hydrocarbons, Inc., a
                                     subsidiary of Consumers
HYDRA-CO. . . . . . . . . . . . .    Independent power production
                                     subsidiary of Niagara Mohawk Power
                                     Corporation

Indentures. . . . . . . . . . . .    Indenture pursuant to which the Notes
                                     are issued, including the First
                                     Supplemental Indenture and Second
                                     Supplemental Indenture
ITC . . . . . . . . . . . . . . .    Investment tax credit

kWh . . . . . . . . . . . . . . .    Kilowatt-hour

Ludington . . . . . . . . . . . .    Ludington pumped storage plant,
                                     jointly owned by Consumers and
                                     Detroit Edison

mcf . . . . . . . . . . . . . . .    Thousand cubic feet
MCV . . . . . . . . . . . . . . .    Midland Cogeneration Venture
MCV Bonds . . . . . . . . . . . .    Collectively, senior secured lease
                                     obligation bonds and subordinated
                                     secured lease obligation bonds issued
                                     in connection with the leveraged-
                                     lease financing of the MCV Facility,
                                     and tax-exempt PCRBs
MCV Facility. . . . . . . . . . .    A natural gas-fueled, combined cycle
                                     cogeneration facility operated by the
                                     MCV Partnership
MCV Partnership . . . . . . . . .    Midland Cogeneration Venture Limited
                                     Partnership
MGL . . . . . . . . . . . . . . .    Midland Group, Ltd., a former
                                     subsidiary of Consumers
MichCon . . . . . . . . . . . . .    Michigan Consolidated Gas Company
Michigan Gas Storage. . . . . . .    Michigan Gas Storage Company, a
                                     subsidiary of Consumers
MMbbls. . . . . . . . . . . . . .    Million barrels
MMBtu . . . . . . . . . . . . . .    Million British thermal unit
MMcf/d. . . . . . . . . . . . . .    Million cubic feet per day
MMCG. . . . . . . . . . . . . . .    Michigan Municipal Cooperative Group
MOAPA . . . . . . . . . . . . . .    MOAPA Energy Limited Partnership, a
                                     wholly owned affiliate of CMS
                                     Generation
MPSC. . . . . . . . . . . . . . .    Michigan Public Service Commission
MW. . . . . . . . . . . . . . . .    Megawatts
MWRC. . . . . . . . . . . . . . .    Michigan Waste Resources Commission

Natural Gas Act . . . . . . . . .    Federal Natural Gas Act
NEIL. . . . . . . . . . . . . . .    Nuclear Electric Insurance Ltd.
NEPA. . . . . . . . . . . . . . .    National Environmental Response Act
NML . . . . . . . . . . . . . . .    Nuclear Mutual Ltd.
Notes . . . . . . . . . . . . . .    Collectively,
  Series A Notes. . . . . . . . .      Series A Senior Deferred Coupon
                                     Notes of CMS Energy due
                                     October 1, 1997
  Series B Notes. . . . . . . . .      Series B Senior Deferred Coupon
                                     Notes of CMS Energy due
                                     October 1, 1999
NOx . . . . . . . . . . . . . . .    Nitrogen oxide
NPDES . . . . . . . . . . . . . .    National Pollutant Discharge
                                     Elimination System
NRC . . . . . . . . . . . . . . .    Nuclear Regulatory Commission

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

Owner Participants. . . . . . . .    Lessors of the MCV Facility

Palisades . . . . . . . . . . . .    Palisades nuclear plant, owned by
                                     Consumers
Panhandle . . . . . . . . . . . .    Panhandle Eastern Pipeline Company
PCB . . . . . . . . . . . . . . .    Polychlorinated biphenyls
PCRB. . . . . . . . . . . . . . .    Pollution control revenue bond
Pension Plan. . . . . . . . . . .    The trusteed, non-contributory,
                                     defined benefit pension plan of
                                     Consumers and CMS Energy
PFD . . . . . . . . . . . . . . .    Proposal for Decision
PPA . . . . . . . . . . . . . . .    The Power Purchase Agreement between
                                     Consumers and the MCV Partnership
                                     with a 35-year term commencing in
                                     March 1990
ppm . . . . . . . . . . . . . . .    Parts per million
PSCR. . . . . . . . . . . . . . .    Power supply cost recovery
PUHCA . . . . . . . . . . . . . .    Public Utility Holding Company Act of
                                     1935
PURPA . . . . . . . . . . . . . .    Public Utility Regulatory Policies
                                     Act of 1978

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

SEC . . . . . . . . . . . . . . .    Securities and Exchange Commission
SERP. . . . . . . . . . . . . . .    Supplemental Executive Retirement
                                     Plan
Settlement Order. . . . . . . . .    MPSC Order issued March 31, 1993 in
                                     MPSC Case Nos. U-10127, U-8871 and
                                     others, and the rehearing order
                                     issued May 26, 1993
SFAS. . . . . . . . . . . . . . .    Statement of Financial Accounting
                                     Standards
Superfund . . . . . . . . . . . .    Comprehensive Environmental Response,
                                     Compensation and Liability Act

Trunkline . . . . . . . . . . . .    Trunkline Gas Company
Union . . . . . . . . . . . . . .    Utility Workers of America, AFL-CIO
Unsecured Credit Facility . . . .    $400 million unsecured revolving
                                     credit and letter of credit facility
                                     dated as of July 29, 1994
UST . . . . . . . . . . . . . . .    Underground storage tanks

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

Walter. . . . . . . . . . . . . .    Walter International, Inc., a Texas
                                     corporation

                                  PART I


                            ITEM 1.  BUSINESS.


GENERAL

CMS Energy

CMS Energy, incorporated in Michigan in 1987, is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the largest subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in several non-utility energy-related businesses including: oil and gas exploration and production; development and operation of independent power production facilities; gas marketing services to end-users; and transmission, storage and processing of natural gas. CMS Energy is exempt from registration under PUHCA, see Item 3. LEGAL PROCEEDINGS.

CMS Energy had consolidated operating revenue in 1994 of $3.62 billion which was derived approximately 61 percent from its electric utility operations, approximately 36 percent from its gas utility operations, approximately 2 percent from oil and gas exploration and production activities and approximately 1 percent from independent power production, gas marketing and other non-utility activities. Consumers' consolidated operations in the electric and gas businesses account for the major share of CMS Energy's total assets, revenue and income. CMS Energy's share of unconsolidated non-utility electric generation and gas transmission revenue for 1994 was $392 million.

Consumers

Consumers was incorporated in Michigan in 1968 and is the successor to a corporation of the same name which was organized in Maine in 1910 and which did business in Michigan from 1915 to 1968.

Consumers is a public utility serving gas or electricity to almost 6 million of Michigan's 9 million residents in all 68 counties in Michigan's Lower Peninsula. Industries in Consumers' service area include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers had consolidated operating revenue in 1994 of $3.4 billion which was derived approximately 65 percent from its electric business and approximately 35 percent from its gas business. Consumers' retail rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC.


BUSINESS SEGMENTS

CMS Energy and Consumers Financial Information

For information with respect to operating revenue, net operating income, assets and liabilities attributable to all of CMS Energy's business segments, refer to its Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1994, in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, which is incorporated herein by reference.

For information with respect to the operating revenue, net operating income, assets and liabilities attributable only to Consumers' business segments, refer to its Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1994, in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, which is incorporated herein by reference.

CMS Energy and Consumers Principal Operations

CMS Energy conducts its principal operations through the following five business segments: electric utility operations; gas utility operations; oil and gas exploration and production operations; independent power production; and gas marketing, transmission, storage and processing. Consumers conducts CMS Energy's electric and gas utility operations. Consumers' electric and gas businesses are regulated utility operations. On January 1, 1995, Consumers was internally reorganized into separate electric utility and gas utility strategic business units. The restructuring, while not affecting Consumers' consolidated financial statements or corporate legal form, is designed to sharpen management focus, improve efficiency and accountability in both business segments and better position Consumers for growth in the gas market and to meet increased competition in the electric power market. Management believes that the strategic business unit structure will allow each unit to focus more on its own profitability and growth potential, and will, in the long term, result in more competitive businesses.

Consumers Electric Utility Operations

Consumers generates, purchases, transmits and distributes electricity and renders electric service in 62 of the 68 counties in the Lower Peninsula of Michigan. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Muskegon, Saginaw and Wyoming. Consumers had approximately 1.5 million electric customers at December 31, 1994. Total electric sales in 1994 were a record 34.5 billion kWh, a 5.2 percent increase from 1993 levels which includes a 4.2 percent increase in system sales to Consumers' ultimate customers. Electric operating revenue in 1994 was $2.189 billion, an increase of 5.4 percent from 1993. A peak demand of 6,502 MW was achieved in June 1994, representing an increase of
4.4 percent from the peak achieved in 1993, predominantly as a result of improved industrial sales. Consumers' reserve margin was approximately 15 percent in 1994 and 21 percent in 1993, based on weather adjusted peaks.

Including the Ludington pumped storage facility, in which Consumers has a 51 percent ownership and capacity entitlement, Consumers owns and operates 28 electric generating plants with an aggregate net demonstrated capability available to Consumers, as of 1994 for summer conditions, of 6,299 MW. In 1994, Consumers purchased approximately 1375 MW of net capacity from independent power producers and cogenerators, the most significant being the MCV Facility, which amounted to approximately
22 percent of Consumers' total system requirements (including a reserve margin of approximately 19 percent). See Item 2. PROPERTIES. CONSUMERS ELECTRIC UTILITY PROPERTIES.

Consumers' electric generating plants are interconnected by a transmission system which is itself interconnected at a number of locations with transmission facilities of unaffiliated systems, including those of other utilities in Michigan and Indiana. These interconnections permit a sharing of the reserve capacity of the systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities.

Consumers' customer base includes a mix of residential, commercial, and diversified industrial customers, the most significant of which is the automotive industry. However, Consumers' electric operations are not dependent upon a single customer, or a few customers, and the loss of any one or more of such customers would not have a material adverse effect on its financial condition. Consumers' electric operations are seasonal to the extent the weather pattern may have an effect on revenues. Peak demands for 1994 were 5,526 MW in the winter and 6,502 MW in the summer. For sales by customer class, see Item 1. BUSINESS. CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT.

MCV Cost Recovery Issues: The MCV Partnership was formed in January 1987 by subsidiaries of Consumers and Dow to convert a portion of Consumers' abandoned Midland Nuclear Plant into a natural gas-fueled, combined cycle cogeneration facility. The MCV Facility has been certified as a Qualifying Facility under PURPA. Consumers' current interests in the MCV Partnership and the MCV Facility are discussed more fully in Note 3 of the Notes to Consumers Consolidated Financial Statements.

In 1987, Consumers signed a PPA with the MCV Partnership for the purchase of up to 1,240 megawatts of capacity for a 35-year period beginning with the MCV Facility's commercial operation in March 1990. Consumers' cost recovery from its electric customers for the amount of capacity purchased by Consumers from the MCV Partnership, the price paid by Consumers for that capacity and associated energy, and the method of rate recovery for those purchases had been at issue before the MPSC and the Michigan appellate courts since Consumers' first attempt to recover those costs in its annual power supply cost recovery proceedings. Because the MPSC consistently denied Consumers full recovery of the costs it incurred for its purchases from the MCV Partnership, Consumers incurred significant ongoing annual losses. On March 31, 1993, the MPSC issued an Opinion and Order on a Revised Settlement Proposal, which had been submitted by Consumers, CMS Energy, the MPSC Staff, and ten qualifying facility developers, approving it with certain modifications. The Settlement Order allows Consumers to schedule deliveries of energy from the MCV Partnership's facility whenever it is available up to specified hourly availability caps. Consumers can recover an average 3.62 cents per kWh capacity charge and the prescribed energy charges associated with the scheduled deliveries within the availability caps, whether or not those deliveries had been scheduled on an economic basis. The applicable availability caps are divided into on-peak and off-peak hours. For the period beginning January 1, 1993 through December 31, 1997, there is no cap applicable on Consumers' recovery for its purchase of capacity made available during on-peak hours while recovery for the purchase of capacity made available during off-peak hours is capped in 1993 at 80 percent of the 915 MW, 82 percent in 1994 and 1995, and 84 percent in 1996 and 1997. Beginning in 1998 and continuing thereafter both the on and off peak recovery will be capped at 88.7 percent of the 915 MW of capacity authorized for recovery under the Settlement Order. With Consumers' acceptance of the Settlement Order, the uncertainties surrounding Consumers' cost recoveries related to its purchases from the MCV Partnership were resolved to a sufficient degree that Consumers effected a quasi-reorganization as of December 31, 1992, in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. Following this quasi-reorganization, Consumers resumed paying dividends in 1993. This action was approved by Consumers' Board of Directors and did not require shareholder approval.

In conjunction with its ongoing underrecovery of MCV costs and the recovery ultimately authorized in the Settlement Order, Consumers sought under the PPA to cease payment to the MCV Partnership of certain of costs Consumers was not recovering from its customers. The MCV Partnership disagreed with Consumers' interpretation of the PPA and Consumers and the MCV Partnership engaged in arbitration to determine whether Consumers was entitled to reduce the fixed energy charges payable to the MCV Partnership. In January 1995, the arbitrator ruled in favor of Consumers' interpretation of the PPA and in February 1995 entered his final order. For further discussion of this arbitration proceeding and other legal proceedings involving Consumers, the MCV Partnership and the lessors of the MCV facility see Item 3. LEGAL PROCEEDINGS.

Fuel: Consumers has five generating plants which utilize coal as a fuel source and which constitute 77 percent of its baseload capacity. These plants combined to produce a total of 17,401 million kWhs in 1994 requiring approximately 7.2 million tons of coal. Consumers has long-term contracts covering 60 to 70 percent of its coal requirements for 1995. Consumers' coal requirements not under long-term contract must be supplied through short-term agreements or spot purchases. Consumers' coal inventory as of December 31, 1994 amounted to approximately 44 days' supply.

Consumers currently owns and operates two nuclear power plants, Palisades, near South Haven, Michigan and Big Rock Point, near Charlevoix, Michigan. In 1994, the combined net generation of these plants was 4,904 million kWhs, which constitutes approximately 22 percent of Consumers' baseload capacity. Consumers has contracted for all of its nuclear fuel for 1995 and 30 percent for 1996. Consumers currently has two contracts for uranium concentrates which have quantity flexibility sufficient to cover up to approximately 60 percent of its requirements. The larger of these two contracts runs through 1996, with options to extend the term through 1997. Consumers intends to purchase the balance of its 1996 and 1997 concentrate requirements in the spot market. Consumers has contracts for nuclear fuel services, including conversion to and enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The conversion contract remains in effect until June 1996. Consumers intends to solicit competitive bid packages in 1995 to procure additional conversion services for the period 1996 through 1999. The enrichment contract covers
100 percent of the requirements until 1996, then 70 percent until 2000. The fabrication contracts remain in effect for the next three Palisades reloads and through the end of the operating license for Big Rock Point in 2000. These contracts are with major private industrial suppliers of nuclear fuel and related services and with the U.S. government.

Karn Unit 4, a 638 MW oil fired electric generating unit located in Essexville, Michigan, was modified to burn natural gas in 1993. This unit has the capability to generate electricity using oil or natural gas or a combination of both. The unit's maximum capability using natural gas is 375 MW. When using natural gas, full load can be achieved by over-firing with oil.

As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                              Power Generated
                            (Millions of kWhs)

                        1994     1993      1992      1991      1990
                      ------    ------    ------    ------    ------
Coal                  17,401    16,520    17,024    16,500    16,427

Nuclear                4,904     3,938     5,093     5,340     3,406

Oil (a)                  322       238       206       194       287

Gas (a)                   91       110        12        16         8

Hydro                    481       489       490       518       478

Net Pumped
  Storage (b)           (414)     (394)     (393)     (406)     (354)
                      -------   -------   -------   -------   -------

Total Net
Generation            22,785    20,901    22,432    22,162    20,252
                      =======   =======   =======   =======   =======

     (a) 1994 and 1993 reflect the conversion of Karn Unit 4 to a dual fuel capability enabling the unit to burn natural gas or oil or a combination of both, having previously only burned oil.

     (b) Represents Consumers' share of net generation from the Ludington pumped storage plant. This facility pumps water into a storage pond using electricity generated during off-peak hours, in order to later generate electricity during peak demand hours.

The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                               Fuel Consumed
                          (Cost Per Million Btu)

                        1994     1993      1992      1991      1990
                       -----     -----     -----     -----     -----
Coal                   $1.57     $1.60     $1.62     $1.61     $1.65

Oil                     2.96      2.90      2.73      2.96      3.25

Gas (a)                 2.81      3.13      4.73      4.58      6.11

Nuclear                  .46       .40       .38(b)    .62       .67

All Fuels (c)           1.34      1.39      1.33      1.36      1.50

     (a) Beginning in 1993, includes combustion turbines and Karn 4.

     (b) An increase in operating cycles from twelve to eighteen months beginning in 1992 resulted in a significant reduction in nuclear fuel costs.

     (c) Weighted average fuel costs.

Under the Nuclear Waste Policy Act of 1982, the federal government is responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste beginning not later than 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation. In May 1994, the DOE solicited comments on its "preliminary view" that the DOE does not have a statutory obligation to accept spent nuclear fuel in 1998 absent an operational repository. The DOE has begun exploring possible options to offset a portion of the costs associated with continued on-site storage after 1998. Consumers' on-site storage pool at Palisades is at capacity and it is likely that the DOE will fail to accept delivery of spent nuclear fuel by the contractually established dates, which for Big Rock and Palisades are 1999 and 2000, respectively.

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. Subsequently, the Attorney General and certain other parties attempted to block Consumers use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the NEPA. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected these allegations and upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied NEPA requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. As of February 1995, Consumers had loaded nine dry storage casks with spent nuclear fuel and expects to load four additional casks prior to Palisades 1995 refueling. For a discussion relating to the NRC approval of the casks and Consumers' use of the casks, see Note 13 of the Notes to Consolidated Financial Statements and Item 3. LEGAL PROCEEDINGS. which are incorporated by reference herein.

The Big Rock Point plant has the capacity to accommodate normal spent fuel discharge through the end of its operating license in 2000, with a full-core discharge reserve through 1996.

Consumers Gas Utility Operations

Consumers purchases, transports, stores and distributes gas and renders gas service to approximately 1.4 million customers in 45 of the 68 counties in Michigan's Lower Peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area. It owns gas transmission and distribution mains and other gas lines, compressor stations and facilities, storage rights, wells and gathering facilities in several fields in Michigan. Consumers and its wholly owned subsidiary, Michigan Gas Storage, store gas during the warmer months of the year for use in the colder months when demand is higher. Consumers' gas operations are not dependent upon a single customer, or a few customers, and the loss of any one of such customers would not have a material adverse effect on its financial condition. See Item 2. PROPERTIES.

Consumers' gas operations are seasonal to the extent that peak demand occurs in winter due to colder temperatures. Consumers' consolidated gas operating revenue was $1.151 billion in 1994, a decrease of .8 percent from 1993. The all-time record 24 hour send-out of natural gas for Consumers was 3,100,000 mcf on January 19, 1994, which Consumers considers to be the peak-day transportation and distribution capacity of the system. Deliveries of gas by Consumers, and from other sellers, to ultimate customers including the MCV Partnership totaled 409 bcf in 1994. See
Item 1. BUSINESS. CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS
SEGMENT.

Consumers Gas Supply:  In 1994, Consumers purchased approximately
83 percent of its required gas supply under long term contracts. Trunkline, Consumers' primary gas supplier, supplied 35 percent of the overall requirement. Of Consumers' remaining gas supply requirements purchased under long term contract, 14 percent came from Michigan producers and 35 percent from various other producers and non-affiliated marketing companies in the United States and Canada. The remaining
17 percent of Consumers' 1994 gas supply requirements were met by purchases on the spot market.

Consumers' supply contract with Trunkline, which obligated Trunkline to supply 325 thousand mcf per day to Consumers, expired on November 1, 1994. This obligation has been replaced with three two-year contracts and four one-year contracts with independent producers at fixed prices for an aggregate of 255 thousand mcf per day. Consumers expects to obtain the balance of its gas supply requirements in the spot market.

Consumers' firm transportation agreements are with Trunkline, Panhandle, ANR Pipeline Company and Great Lakes Gas Transmission Company. These agreements are utilized by Consumers to transport its required gas supplies to market and to replenish its storage fields. In total, Consumers' firm transportation arrangements will carry almost 90 percent of Consumers' total gas supply requirements.

Consumers' portfolio of firm transportation from pipelines is as follows:

                        Volume (dekatherms/day)      Expiration
                        ------                      ----------------
Trunkline               41,400                      February    1997
                       336,375                      October     2002

Panhandle               40,000                      March       2000
                        25,000                      March       2000

ANR Pipeline Company    40,000                      October     1999
                        10,000                      December    2001
                         6,000                      December    2002
                        24,900                      October     2003
                        58,765                      October     2003

Great Lakes Gas
 Transmission Company   84,000                      March       2004


The balance of Consumers' required gas supply is transported on interruptible contracts. The amount of interruptible capacity and the utilization thereof is primarily a function of the price for such service and the availability and price of the spot supplies to be purchased and transported. Consumers' utilization of interruptible transportation is generally in off-peak summer months.

CMS Energy Oil and Gas Exploration and Production

CMS NOMECO, a wholly owned subsidiary of Enterprises, is an oil and natural gas producer with activities in Michigan and 12 other states, the Gulf of Mexico, Australia, Colombia, Ecuador, Equatorial Guinea, New Zealand, Papua New Guinea, Venezuela and Yemen. In 1994, it produced approximately 2.2 MMbbls of oil, condensate and plant products and approximately 20.5 bcf of gas compared to 1.9 MMbbls and 18.5 bcf in 1993.

During 1994 CMS NOMECO participated with a working interest in drilling wells as follows:

        Type of       Number of          Number of          Success
         Well           Wells         Successful Wells       Ratio
      ----------      ----------      -----------------  ------------
                      Gross Net       Gross    Net       Gross  Net

      Exploratory     15    5.04      7        2.42      47%    48%


      Development     21    2.99      19       2.83      90%    95%
                      --    ----      --       ----
         Total        36    8.03      26       5.25      72%    65%
                      ==    ====      ==       ====

The numbers do not include CMS NOMECO's participation in Devonian Antrim Shale gas wells in Michigan, where CMS NOMECO drilled 12 wells during 1994 with a 92 percent success rate.

CMS NOMECO has a 14 percent working interest in a consortium which is conducting oil development and production operations in Block 16 and the adjoining Tivacuno Block of the Oriente Basin of Ecuador. Production commenced from the Tivacuno field in May 1994, the Bogi-Caprion field in June, followed by the Amo field in December. By year end all three fields were producing at a pipeline-curtailed rate of 33,000 barrels per day compared to total production capacity of 43,000 barrels per day. Further, the Ministry of Energy and Mines in Ecuador has recently informed the consortium members that the Ministry will seek to renegotiate the Risk Service Contract and other contracts governing the project. CMS NOMECO cannot predict the outcome of these negotiations. Ecuador currently represents approximately one-fifth of the total of CMS NOMECO's proven oil and gas reserves on an equivalent barrel basis.

In June 1994, CMS NOMECO acquired from Sun Company, Inc. a working interest in the Espinal block in Colombia, South America, which is operated by LASMO Oil (Colombia) Limited. The block, which includes 250,000 acres, is currently producing 8,500 barrels of oil per day.
CMS NOMECO estimates the block to contain at least 75 million barrels of proven oil reserves of which CMS NOMECO's share of production is
14.7 percent.

In December 1994, a consortium in which CMS NOMECO is a 29 percent participant entered into an agreement with Maraven, S.A., a unit of the Venezuelan state oil company, to develop the Colon block in the Maracaibo basin of southwest Venezuela. The development program involves reworking, re-equipping and re-entering wells, and drilling new wells to optimize production from existing proved reserves. Total production from this block is expected to approximate 30,000 barrels per day by 1997.

In February 1995, CMS NOMECO acquired Walter for approximately $46 million, consisting of approximately $28 million of CMS Energy common stock and $18 million in both cash and assumed debt. CMS NOMECO's acquisition of Walter will add net production of 5,500 barrels per day in 1995 and proven reserves of 20 million barrels of oil. See Item 2. PROPERTIES. CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES.

CMS Energy Independent Power Production

CMS Generation, a wholly owned subsidiary of Enterprises, invests in, develops, converts, constructs, operates and acquires non-utility power generation projects both domestically and internationally. As of January 1995, CMS Generation had ownership interests in 3467 MW (gross) operating capacity in twenty-nine operating power projects in Michigan, California, Connecticut, New York, Maine, New Jersey, Oklahoma, North Carolina, Argentina and the Philippines. These power projects are fueled by natural gas, biomass, coal, diesel, hydro, tires and wind.

In March 1994, GPSLP, an unconsolidated affiliate of CMS Generation, obtained financing for the Genesee Power Station. CMS Generation has a 50 percent ownership interest in GPSLP. In April 1994, construction began on the 35 MW waste wood-fueled power plant near Flint, Michigan.
Completion of the project is scheduled for Spring 1996.

In June 1994, CMS Generation acquired a 41 percent ownership interest in the Centrales Termicas Mendoza electric generating plant in western Argentina's Mendoza Province. CMS Generation is the lead developer and will become the plant operator. With major retrofitting and maintenance, this facility has the potential to produce 422 MW of generating capacity fueled by oil and natural gas. CMS Generation's operation of the plant commenced in November 1994.

In July 1994, CMS Generation acquired a 32.5 percent ownership interest in Toledo Power Company, which owns two operating power plants totaling 135 MW of generating capacity on Cebu Island in the Philippines.
CMS Generation is the operator of the 93 MW coal- and oil- fueled Sangi plant and the 42 MW oil-fueled Carmen plant.

In January 1995, CMS Generation acquired Niagara Mohawk Power Corporation's independent power subsidiary, HYDRA-CO Enterprises, Inc.
CMS Generation assumed ownership in seven major electric generating facilities and a number of smaller plants totaling 795 MW of gross capacity and 250 MW of net ownership. CMS Generation will manage and operate eight plants previously managed by HYDRA-CO. The plants are fueled by coal, natural gas, waste wood and water (hydro). CMS Generation also assumed management responsibility for a 60-megawatt diesel-fueled plant currently under construction in Jamaica. The plant is scheduled to go into service in the third quarter of 1996.

CMS Energy Gas Transmission and Storage and CMS Gas Marketing

CMS Gas Marketing, a wholly owned subsidiary of Enterprises, was formed in 1987 to independently acquire and provide natural gas to markets throughout the Great Lakes, Midwest and Middle South regions of the United States. CMS Gas Marketing currently serves over 500 customers in 18 states with sales of 60 bcf in 1994. Customers include industrial facilities, schools, hospitals, electric utilities and local gas distribution companies.

CMS Gas Transmission, a wholly owned subsidiary of Enterprises which commenced operations in 1989, owns, develops and manages natural gas transmission, processing and storage projects.

In the first quarter of 1994, CMS Gas Transmission acquired a 50 percent ownership interest in Moss Bluff Gas Storage Systems, a high deliver-ability salt cavern storage facility on the Gulf Coast of Texas for $18 million.

In April 1994, CMS Gas Transmission entered into an agreement in principle with certain partners to develop a North American natural gas market
center, the Grands Lacs Market Center.   The Grands Lacs Market Center,
located in southeastern Michigan, will provide natural gas storage services, peaking storage, wheeling, parking and other related natural gas
services.   In  a related project, in February 1995, CMS Gas Transmission filed an application with the MPSC for permission to construct a pipeline which will link Grands Lacs with pipeline systems in Ontario, Canada.
This new interconnection between the U.S. and Canada will allow up to 100 MMcf/d of gas to be transported between the countries.

CMS ENERGY CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT

Revenue For Years Ended December 31                 In Millions
                                         1994        1993        1992
                                       -------     -------     -------
Electric Utility Operations
     Residential                       $  756      $  718      $  644
     Commercial                           646         620         561
     Industrial                           672         635         551
     Other                                 80          75          80
                                       -------     -------     -------
          Total System Sales            2,154       2,048       1,836
     Intersystem Sales                     35          29          27
                                       -------     -------     -------
          Total                         2,189       2,077       1,863
                                       -------     -------     -------

Gas Utility Operations
     Residential                          791         803         781
     Commercial                           230         232         226
     Industrial                            57          55          55
     Other                                 19          14          16
     Transportation                        54          56          48
                                       -------     -------     -------
          Total                         1,151       1,160       1,126
                                       -------     -------     -------

Oil and Gas Exploration and
     Production Operations                 85          77          70
                                       -------     -------     -------
Independent Power Production (a)           45          21          (8)
                                       -------     -------     -------
Gas Transmission and Marketing Operations
     Marketing                            129         130          82
     Transmission                          16          12           7
                                       -------     -------     -------
                                          145         142          89
                                       -------     -------     -------
Other Operations                            4           5           6
                                       -------     -------     -------
          Total                        $3,619      $3,482      $3,146
                                       =======     =======     =======

(a) Does not include CMS Energy's share of unconsolidated independent power production revenues of $385 in 1994, $334 in 1993 and $284 in 1992.


Sales For Years Ended December 31
                                         1994        1993        1992
                                       -------     -------     -------
Electric Utility Sales
          (Millions of kWhs)
     Residential                       10,222      10,066       9,733
     Commercial                         9,174       8,909       8,652
     Industrial                        12,321      11,541      10,831
     Other                              1,285       1,142       1,292
                                       -------     -------     -------
          Total System Sales           33,002      31,658      30,508
     Intersystem Sales                  1,460       1,106       1,093
                                       -------     -------     -------
          Total                        34,462      32,764      31,601
                                       =======     =======     =======
Gas Utility Sales and Deliveries (bcf)
     Residential                          171         175         167
     Commercial                            55          56          54
     Industrial                            14          14          13
     Transportation                       169         166         150
                                       -------     -------     -------
          Total                           409         411         384
                                       =======     =======     =======

Oil & Gas Exploration and Production
 Sales  (net equiv. MMbbls)               5.5         4.3         3.7

CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT

 Revenue For Years Ended December 31                           In Millions
                                         1994        1993        1992
                                       -------     -------     -------

Electric Operations
     Residential                       $  756      $  718      $  644
     Commercial                           646         620         561
     Industrial                           672         635         551
     Other                                 80          75          80
                                       -------     -------     -------
          Total System Sales            2,154       2,048       1,836
     Intersystem Sales                     35          29          27
                                       -------     -------     -------
          Total                         2,189       2,077       1,863
                                       =======     =======     =======
Gas Operations
     Residential                          791         803         781
     Commercial                           230         232         226
     Industrial                            57          55          55
     Other                                 19          14          16
     Transportation                        54          56          48
                                       -------     -------     -------
          Total                         1,151       1,160       1,126
                                       -------     -------     -------
Other Operations                           16           6         (11)
                                       -------     -------     -------
          Total                        $3,356      $3,243      $2,978
                                       =======     =======     =======



Sales For Years Ended December 31
                                         1994        1993        1992
                                       -------     -------     -------
Electric Sales (Millions of kWhs)
     Residential                       10,222      10,066       9,733
     Commercial                         9,174       8,909       8,652
     Industrial                        12,321      11,541      10,831
     Other                              1,285       1,142       1,292
                                       -------     -------     -------
          Total System Sales           33,002      31,658      30,508
     Intersystem Sales                  1,460       1,106       1,093
                                       -------     -------     -------
          Total                        34,462      32,764      31,601
                                       =======     =======     =======
Gas Sales and Deliveries (bcf)
     Residential                          171         175         167
     Commercial                            55          56          54
     Industrial                            14          14          13
     Transportation                       169         166         150
                                       -------     -------     -------
          Total                           409         411         384
                                       =======     =======     =======

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

Michigan Public Service Commission

Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, services, certain facilities, the issuance of securities and various other matters. For information about Consumers' significant pending MPSC matters, see Item 3. LEGAL PROCEEDINGS. The MPSC also has or will have rate jurisdiction over several limited partnerships in which CMS Gas Transmission has ownership interests. These partnerships own or will own and operate intrastate gas transmission pipelines.

Nuclear Regulatory Commission

Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction and operation of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. In June 1994, the NRC completed a diagnostic evaluation of Palisades. While this inspection found certain performance deficiencies at Palisades, the NRC did not place Palisades on either the troubled plant or declining performance list. The diagnostic evaluation inspection and other matters relating to Palisades are more fully described in Note 13 to Consumers' Consolidated Financial Statements.

Federal Energy Regulatory Commission

FERC has rate jurisdiction over nine independent power projects in which CMS Generation has an ownership interest which are Qualifying Facilities under PURPA. FERC also has jurisdiction over Consumers' subsidiary, Michigan Gas Storage, as a natural gas company within the meaning of the Natural Gas Act. The FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to service provided and rates charged by Michigan Gas Storage. Under certain circumstances, the FERC also has the power to modify gas tariffs of interstate pipeline companies. Certain aspects of Consumers' gas business are also subject to regulation by the FERC including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

In 1992, the FERC issued Order 636 which required interstate pipelines to unbundle sales services from transportation services and adopted various mechanisms by which pipelines may recover transition costs arising from the restructuring of their services. Consumers had historically been a significant purchaser of gas from an interstate pipeline (Trunkline) and is a major transportation customer of a number of pipelines, including Trunkline. Through a settlement approved by the FERC and MPSC, Consumers will be allowed recovery of transition costs incurred in connection with the Trunkline restructuring. Consumers does not believe that Order 636 will have a significant impact on its financial position or results of operations.

Certain aspects of Consumers' electric operations are also subject to regulation by the FERC, including compliance with the FERC's accounting rules and other regulations applicable to "public utilities" and "licensees", the transmission of electric energy in interstate commerce and the rates and charges for the sale of electric energy at wholesale, certain mergers, the sale of certain facilities, the construction, operation and maintenance of hydroelectric projects and the issuance of certain securities, as provided by the Federal Power Act.

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

Consumers has an effective open-access interconnection service schedule on file with the FERC for wholesale wheeling transactions and another wheeling tariff pending before the FERC. For further information about the open-access transmission tariffs, see Item 3. LEGAL PROCEEDINGS.


CONSUMERS AND CMS ENERGY INSURANCE

Consumers is insured by NML, which provides insurance coverage against property damage to members' nuclear generating facilities. Consumers maintains $500 million of primary property damage insurance from NML at each of its operating nuclear plants, Big Rock Point and Palisades, covering all risks of physical loss, subject to certain exclusions and deductibles. Consumers is also insured by NEIL and obtains excess property damage insurance in the amount of $1.952 billion for Palisades. These nuclear property insurance policies cover decontamination, debris removal and direct property loss. The NEIL excess property damage policies for Palisades would also cover much of the cost arising from a premature decommissioning due to accidents which were not already funded and part of the remaining book value of the plant. For any loss over $100 million, stabilization and decontamination expenses must be satisfied before other claims proceeds are received from the insurers. Under all these policies, Consumers retains the risk of loss to the extent the loss is within the policy deductibles ($1 million for Palisades and $250,000 for Big Rock Point) or policy exclusions or if the loss exceeds the combined property damage policy limits ($2.452 billion for Palisades and $500 million for Big Rock Point) at either location. Because NML and NEIL are mutual insurance companies, Consumers would be subject to assessments under the NML and NEIL excess property damage policies which could total approximately $30 million in any one policy year in the event of covered losses at its own or any other member's nuclear facility. Consumers has also procured NEIL I coverage which would partially cover the cost of replacement power during certain prolonged accidental outages of the Big Rock Point or Palisades units. Such cost would not be covered by the insurance during the first 21 weeks of any outage, but the major portion of such cost would be covered during the next 12 months of the outage, followed by a reduced level of coverage for a period up to two additional years. Consumers would be subject to a maximum assessment under the replacement power insurance of approximately $3 million in any one policy year in the event of covered losses at its own or any other member's nuclear facility or facilities.

Consumers maintains nuclear liability insurance and other forms of financial protection (including an agreement of government indemnity under the Price-Anderson Act, applicable to the Big Rock Point plant) for injuries and off-site property damage due to the nuclear hazard at such facilities. Such insurance and financial protection covers Consumers up to the aggregate limits of liability established by the Price-Anderson Act, which are presently $544.4 million for Big Rock Point and approximately $8.9 billion for Palisades. Part of such financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of a nuclear incident at any of such facilities. Consumers would be subject to a maximum assessment of $75.5 million per occurrence (adjusted for inflation plus a 5 percent surcharge if claims and legal costs exceed the financial protection limit) in the event of a nuclear incident at certain nuclear facilities, limited to a maximum installment payment of $10 million per occurrence in any year. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury caused by a nuclear hazard to workers who began their nuclear related employment after January 1, 1988. The policies contain a $200 million nuclear industry aggregate limit and could subject Consumers to a maximum assessment of up to $6.4 million in the event of claims thereunder.

Property insurance is also maintained on CMS Energy's and Consumers' non-nuclear facilities and operations. Conventional (non-nuclear) property insurance is maintained on buildings, equipment, boilers, machinery and gas stored underground. The applicable policies insure the full replacement value of all major operating locations. However, the insurance policies are subject to standard terms, conditions, exclusions and coverage limits similar to those of other companies with similar facilities and operations. Consumers maintains deductibles ranging from $500,000 to $1,000,000 on plant and facility losses. Certain CMS Energy projects are specifically insured with lower deductibles. Consumers insures its overhead electric transmission and distribution system for a $25 million maximum loss limit subject to a $7.5 million deductible.

CMS Energy's and Consumers' non-nuclear public liability insurance policies provide a $125 million policy limit, with a $500,000 deductible. Other policies include $125 million of excess workers' compensation insurance, subject to the $500,000 deductible; $125 million of fiduciary and employee benefit liability insurance, subject to the $500,000 deductible; $10 million of crime insurance coverage subject to a $100,000 deductible; $50 million (offshore) and $20 million (onshore) of oil and gas well blow-out insurance subject to a $500,000 deductible; and $225 million of aircraft insurance for corporate aircraft. Certain CMS Energy non-utility projects maintain special insurance with lower deductibles.

CMS Energy and Consumers are not insured with regard to certain risks, most notably for flood or earthquake damage to its underground gas and electrical equipment, because it believes that these properties are not subject to large earthquake and flood risks. Consumers has also not obtained insurance for flood and earthquake property damage at its nuclear plants because it believes that the protective systems built into these plants and the low probability of an event of this type at the locations of these plants makes such insurance unnecessary. In addition, Consumers' insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants. See CONSUMERS AND CMS ENERGY ENVIRONMENTAL COMPLIANCE section below.

Insurance policy terms, limits and conditions are subject to change during the year as policies are renewed; however, CMS Energy and Consumers believe that they and their subsidiaries are adequately insured for the various risk exposures incident to their respective businesses.


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

Consumers has installed modern stack emission controls and monitoring systems at its electric generating plants, converted electric generating units to burn cleaner fuels, worked with others to use bottom ash as final cover for ash disposal areas in place of topsoil and as a base for asphalt in road shoulders, worked with local, state and national organizations to enhance certain of Consumers' lands for the benefit of wildlife, provided recreational access to its lands, worked with universities and other institutions on projects to propagate threatened or endangered species, and made financial contributions to a variety of environmental enhancement projects.

Capital expenditures by Consumers for environmental protection additions were approximately $47 million in 1994 and are estimated to be approximately $40 million in 1995.

Air use permits are required under federal and state law for certain of Consumers' and CMS Generation's affiliates' sources of air emissions. These laws require that certain affected facilities control their sources' air emissions. Permits for Consumers' affected steam electric generating facilities and other affected sources of air emissions have been issued by the Michigan Air Pollution Control Commission pursuant to a delegation of authority from the EPA under the federal Clean Air Act and Michigan Air Pollution Act, as amended. Consumers believes that it is in substantial compliance with all air use permits.

Included in the 1990 amendments to the federal Clean Air Act are provisions that limit emissions of sulfur dioxide and NOx and require enhanced emissions monitoring. All of Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in 2000. Beginning in 1995, certain coal-fueled generating units will receive emissions allowances (all of Consumers' coal units will receive allowances beginning in 2000). Based on projected emissions from these units, Consumers expects to have excess allowances which may be sold or saved for future use.

The Clean Air Act's provisions have also required Consumers to make capital expenditures totaling $15 million for installation of continuous emission monitoring systems at affected units, and $10 million to install a low NOx burner system at one coal-fired unit. Consumers estimates capital expenditures for in- process and possible NOx control modifications at other coal-fired units to be an additional $50 million by year 2000. Under the current regulatory framework, NOx controls to be installed at the other coal-fired units are not expected earlier than 1996. Management believes that Consumers' annual operating costs will not be materially affected.

The relative costs of compliance with the Clean Air Act by Consumers should be less than that experienced by other utilities that have not been previously subject to stringent air quality restrictions. CMS Energy believes that CMS Generation's projects are in substantial compliance with the 1990 amendments.

Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability will average less than 4 percent of the estimated total site remediation costs, and such liability will probably not exceed $6 million. At December 31, 1994, Consumers has accrued a liability for its estimated losses. Consumers believes that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

In 1990, the State of Michigan passed amendments to its Environmental Response Act. Effective July 1991, this law established a state program similar to the federal CERCLA, though broader in scope. Under this law, Consumers expects it will ultimately incur costs at a number of sites, including several of the 23 sites that formerly housed manufactured gas plant facilities at one time operated by Consumers, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests will also be considered liable for site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time. However, Consumers is continuing to monitor this issue.
For further information about manufactured gas plants, see Item 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS., which is incorporated herein by reference.

Consumers has engaged in an aggressive testing and removal program for USTs. Since 1985, Consumers and its subsidiaries have reduced the number of regulated UST systems from approximately 256 to 52. At 106 of the sites from which UST systems were removed, there had been hydrocarbon releases, either from tank system leaks or from spillage on the surface during transfer of contents to or from the tanks. Consumers' response activities have resulted in DNR concurrence in closure of 65 of those releases. The remaining releases are at various stages of cleanup completion. It is estimated that about $5 million remains to be spent to complete these response activities. The Michigan Underground Storage Tank Financial Assurance Act provides a fund to help pay for the cost of response activities associated with leaking USTs. To qualify for these funds, an owner or operator must be in compliance with UST regulations. A substantial portion of future costs for UST response activities at the release sites and a portion of the costs already incurred may be eligible for reimbursement from this fund. Through February 1995, Consumers was reimbursed approximately $2.4 million by this state fund.

Like most electric utilities, Consumers has PCB in some of its electrical equipment. Although it has been unlawful to manufacture or sell PCB or PCB contaminated equipment since the 1970's, its continued use in preexisting electrical equipment is lawful. Consumers has engaged in a number of programs to reduce the risk of exposure to the environment from possible PCB spills. These included such actions as removing PCB capacitors outside of substations, draining large transformers and refilling them with non-PCB mineral oil, removing PCB equipment which was found to pose a risk to food supplies or animal feed, and other such programs. Consumers still has a substantial number of PCB capacitors in substations. It has approximately 459,000 untested distribution transformers. By regulation, unless the PCB level is known, transformers are presumed to be PCB-contaminated. There may also be PCB in certain other types of equipment. Based upon results of sampling in 1981, it is thought that about 1 percent of the pole-top transformers had over 500 ppm of PCB, and about 12 percent had from 50 to 500 ppm. Those percentages should decline over time with the retirement of older equipment and its replacement with non-PCB equipment. From time to time there are accidental releases from such equipment. Consumers typically spends less than $1 million per year for all cleanup and disposal of debris and equipment from PCB releases.

NPDES and ground water discharge permits authorize the discharge of certain waste waters from Consumers' facilities and pipeline construction projects pursuant to state water quality standards and federal effluent limitation guidelines. Authorizations for discharges from all of Consumers' major operating steam electric generating facilities and for certain discharges from Consumers' other facilities, including the Ludington pumped storage plant and pipeline construction projects, have been issued by the State of Michigan pursuant to a delegation of authority from the EPA under the Federal Water Pollution Control Act of 1972, as amended. Consumers believes that it is in substantial compliance with the NPDES permits.

The possibility that exposure to EMFs emanating from power lines and other electric sources may result in adverse health effects has been a subject of increased public, governmental and media attention. The scientific studies and reviews have shown that information is currently insufficient to determine whether a cause-and-effect relationship exists between EMF and certain health risks. Currently, there is no Michigan or federal regulation of transmission lines with regard to EMF.


CONSUMERS AND CMS ENERGY COMPETITION

Electric Competition

The electric utility operations of Consumers are regulated at the wholesale and retail level. The wholesale utility operations of Consumers are regulated by the FERC while the retail utility operations are regulated by the MPSC. Competitors in the electric utility operations of Consumers must also be similarly regulated or specifically exempted from such regulation. CMS Energy's non-utility electric generation businesses are exempt from most state and many federal regulations regarding electric generation and compete in the non-utility power market with other non-utility energy companies that have similar exemptions.

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

PURPA created a special type of independent power producer that, providing the requirements of qualifying facility status are met and the utility's requirements and the power offered by the qualifying facility are equivalent, are entitled by statute to have their production purchased by a utility. Under PURPA, qualifying facilities are generally exempt from the federal and state regulation imposed on electric utilities.
Similarly, the Energy Act was designed, among other things, to foster competition in the wholesale market by facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities) and authorizing the FERC under certain conditions to order utilities which own transmission facilities to provide wholesale transmission services to or for other utilities and other entities generating electric energy for sale or resale. In addition, the Energy Act exempts independent power producers from much of the regulation imposed on electric utilities. One effect of the exemption from regulation has been to encourage investment in wholesale power production facilities which will compete with utilities to provide generation to meet future system demand and provide competition for CMS Energy in the non-utility electric generation market both domestically and internationally.

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives that are competitive with self-generation options. Under the retail rates authorized by the MPSC, Consumers' industrial and commercial customer rates are currently structured such that rates paid by residential customers are kept at levels lower than they would otherwise be through subsidization by the industrial and commercial customers. However, in a May 1994 order granting Consumers a $58 million annual increase in its retail electric rates, the MPSC reduced the level of subsidization of residential customers by commercial and industrial customers. Residential customers were allocated $40 million (70 percent) of the rate increase. In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104 million to $140 million. Consumers has requested that the MPSC eliminate the remainder of cross-subsidization of residential rates in a two-step adjustment to take place over a two year period.

In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which, if approved, would allow Consumers a certain level of rate-pricing flexibility and allow the use of the MCV contract capacity above the level currently authorized for recovery by the MPSC, to respond to customers' alternative energy options.

In addition, a number of municipalities distribute electricity within their corporate limits and some of these generate all or a portion of their requirements. These municipalities and various rural electric cooperative corporations serve a growing number of retail customers in the same or adjacent areas served by Consumers. In one case, a community currently served by Consumers is considering the formation of a new municipal utility which could displace retail service by Consumers.

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In February 1994, the ALJ issued a PFD which, among other things, found that retail wheeling is likely to create additional stranded investment costs which could be considered costs of transition from a regulated environment to an unregulated environment and that retail wheeling participants should bear their proportionate share of these costs. A ruling on the rate design is expected from the MPSC by mid-1995. In the short term, Consumers does not expect this experimental program to have a material impact on its financial position or results of operations.

Consumers has on file with the FERC an open-access transmission tariff which enables any electric utility (defined in such tariff to include independent power producers) to use Consumers' integrated transmission system for the transmission of capacity and energy produced and sold by such electric utility or by third parties. Other similar open-access transmission tariffs have been made effective by the FERC for several large utility companies or systems and more open-access transmission tariffs are anticipated. These developments produce increased marketing opportunities for utility systems such as Consumers' and expose Consumers' system to loss of wholesale load or reduced revenues due to possible displacement of Consumers' wholesale transactions by alternative suppliers with access to Consumers' primary areas of service. Because wholesale transactions by Consumers generated less than 2 percent of Consumers' 1994 revenue from electric operations, Consumers does not believe that this potential loss is significant.

Gas Competition

Competition with respect to Consumers' gas operations has a longstanding history, as gas has traditionally competed with other fuels such as coal and oil. The passage of the Natural Gas Policy Act of 1978 resulted in gas supplies no longer being curtailed, with competition subsequently arising among alternative suppliers of gas. Consumers responded to these developments by offering gas transportation and storage services to customers that chose to acquire their gas supplies from some other supplier. Because Consumers' earnings from its gas operations are not primarily dependent on gas purchased and resold to its customers, but rather on owning and operating its gas distribution, storage and transportation facilities, Consumers has not suffered any significant losses as a result of such competition, nor does it believe that such losses are likely.

CMS Energy's non-utility interstate and intrastate gas operations face competition from other gas transportation companies for new opportunities. The marketing segment faces strong competition for business in all its markets.


EMPLOYEES

CMS Energy

As of February 28, 1995, CMS Energy and its subsidiaries had 10,043 full-time employees and 275 part-time employees for a total of 10,318 employees.

Consumers

As of February 28, 1995, Consumers and its subsidiaries had 9,326 full-time employees and 251 part-time employees for a total of 9,577 employees. This total includes 4,175 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. A collective bargaining agreement was negotiated between Consumers and the Union which became effective on June 1, 1992 and, by its terms, will continue in full force and effect until June 1, 1995.

EXECUTIVE OFFICERS
As of February 28, 1995

CMS Energy

    Name                  Age        Position                 Period
    ----                  ---        --------                 ------

William T. McCormick, Jr.  50  Chairman of the Board and
                                Chief Executive Officer
                                of CMS Energy                 1987-Present
                               Chairman of the Board of
                                Consumers                     1992-Present
                               Chairman of the Board and
                                Chief Executive Officer
                                of Enterprises                1988-Present
                               Chairman of the Board and
                                Chief Executive Officer
                                of Consumers                  1985-1992

S. Kinnie Smith, Jr.       64  Vice Chairman of the Board
                                and General Counsel of
                                CMS Energy                    1992-Present
                               Vice Chairman of the Board of
                                Consumers                     1988-Present
                               Vice Chairman of the Board of
                                Enterprises                   1989-Present
                               President and General Counsel
                                of CMS Energy                 1988-1992

Victor J. Fryling          47  President of CMS Energy        1992-Present
                               Vice Chairman of the Board of
                                Consumers                     1992-Present
                               President of Enterprises       1993-Present
                               President and Chief Financial
                                Officer of Enterprises        1992-1993
                               Executive Vice President and
                                Chief Financial Officer of
                                CMS Energy and Consumers      1988-1992

John W. Clark              50  Senior Vice President of
                                CMS Energy                    1987-Present
                               Senior Vice President of
                                Consumers                     1985-Present

Alan M. Wright             49  Senior Vice President, Chief
                                Financial Officer and
                                Treasurer of CMS Energy       1994-Present
                               Senior Vice President and
                                Chief Financial Officer
                                of Consumers                  1993-Present
                               Senior Vice President and
                                Chief Financial Officer and
                                Treasurer of Enterprises      1994-Present
                               Senior Vice President and
                                Chief Financial Officer of
                                CMS Energy                    1992-1994
                               Senior Vice President and
                                Chief Financial Officer
                                of Enterprises                1993-1994
                               Senior Vice President, Chief
                                Financial Officer and
                                Treasurer of Consumers        1992-1993
                               Vice President and Treasurer
                                of Consumers                  1991-1992
                               Vice President - Finance of
                                Entergy Corporation           1989-1991
                               Vice President - Finance of
                                Entergy Services              1987-1991

Preston D. Hopper*         44  Vice President, Controller and
                                Chief Accounting Officer of
                                CMS Energy                    1992-Present
                               Vice President and Controller
                                of Enterprises                1992-Present
                               Vice President and Controller
                                of CMS Energy                 1991-1992
                               Vice President and Controller
                                of ANR Pipeline Co.           1983-1991

Michael G. Morris*         48  President and Chief Executive
                                Officer of Consumers          1994-Present
                               Executive Vice President and
                                Chief Operating Officer of
                                Consumers                     1992-1994
                               Executive Vice President of
                                Consumers                     1988-1992

David A. Mikelonis*        46  Senior Vice President and
                                General Counsel of Consumers  1988-Present

* In May 1993 the Board of Directors designated the Senior Officers of
CMS Energy, its Controller, the President of Enterprises, the President of Consumers and the General Counsel of Consumers as Executive Officers of CMS Energy for purposes of the Securities Exchange Act of 1934.

The present term of office of each of the officers extends to the first meeting of CMS Energy's Board of Directors after the next annual election of Directors (scheduled to be held May 26, 1995).

There are no family relationships among executive officers and directors of CMS Energy.



Consumers

    Name                  Age        Position                 Period
    ----                  ---        --------                 ------


William T. McCormick, Jr.  50  See the information under
                               CMS Energy's Officers Section
                               above, incorporated herein by
                               reference.

S. Kinnie Smith, Jr.       64  See the information under
                               CMS Energy's Officers Section
                               above, incorporated herein by
                               reference.

Victor J. Fryling          47  See the information under
                               CMS Energy's Officers Section
                               above, incorporated herein by
                               reference.

Michael G. Morris          48  See the information under
                               CMS Energy's Officers Section
                               above, incorporated herein by
                               reference.

John W. Clark              50  See the information under
                               CMS Energy's Officers Section
                               above, incorporated herein by
                               reference.

Paul A. Elbert             45  Executive Vice President and
                                Chief Operating Officer -
                                Gas of Consumers              1994-Present
                               Senior Vice President of
                                Consumers                     1991-1994
                               Vice President of Consumers    1988-1991

David A. Mikelonis         46  See the information under
                               CMS Energy's Officers Section
                               above, incorporated herein by
                               reference.

Alan M. Wright             49  See the information under
                               CMS Energy's Officers Section
                               above, incorporated herein by
                               reference.

David W. Joos              41  Executive Vice President and
                                Chief Operating Officer -
                                Electric of Consumers         1994-Present
                               Senior Vice President of
                                Consumers                     1994-1994
                               Vice President of Consumers    1990-1994

Dennis DaPra**             52  Vice President and Controller
                                of Consumers                  1991-Present
                               Director of Financial and
                                Regulatory Reporting of
                                Consumers                     1984-1991

** In May 1993, Consumers' Board of Directors designated the Senior Officers of Consumers and its Controller as Executive Officers of Consumers for purposes of the Securities Exchange Act of 1934.

The present term of office of each of the officers extends to the first meeting of Consumers' Board of Directors after the next annual election of Directors (scheduled to be held May 26, 1995).

There are no family relationships among executive officers and directors of Consumers.

                           ITEM 2.  PROPERTIES.


CHARACTER OF OWNERSHIP

The principal properties of CMS Energy and its subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others. The statements under this item as to ownership of properties are made without regard to tax and assessment liens, judgments, easements, rights of way, contracts, reservations, exceptions, conditions, immaterial liens and encumbrances, and other outstanding rights. None of these outstanding rights impairs the usefulness of such properties.

Substantially all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture.


CONSUMERS ELECTRIC UTILITY PROPERTIES

Consumers' electric generating system consists of five fossil-fueled plants, two nuclear plants, one pumped storage hydroelectric facility, seven gas combustion turbine plants and 13 hydroelectric plants.

                                               1994 Summer Net              1994 Net
                                                Demonstrated               Generation
          Name and Location                     Size and Year              Capability           (Thousands
          (Michigan)                          Entering Service             (Kilowatts)           of kWhs)
Coal Generation
  J H Campbell - West Olive                 3 Units, 1962-1980              1,346,100  (a)        8,270,828
  D E Karn - Essexville                     2 Units, 1959-1961                515,000             3,153,851
  B C Cobb - Muskegon                       2 Units, 1956-1957                296,000             1,974,550
  J R Whiting - Erie                        3 Units, 1952-1953                310,000             2,099,716
  J C Weadock - Essexville                  2 Units, 1955-1958                310,000             1,901,989
                                                                            ---------            -----------
       Total                                                                2,777,100            17,400,934
                                                                            ---------            -----------
Oil/Gas Generation
  D E Karn - Essexville                     2 Units, 1975-1977              1,276,000               398,423
                                                                            ---------            -----------
Ludington Pumped Storage                    6 Units, 1973                     954,700  (b)         (413,644) (c)
                                                                            ---------            -----------
Nuclear Generation
  Palisades - South Haven                   1 Unit, 1971                      755,000             4,495,232
  Big Rock Point -
    Charlevoix                              1 Unit, 1962                       67,000               408,488
                                                                            ---------            -----------
       Total                                                                  822,000             4,903,720
                                                                            ---------            -----------
Gas/Oil Combustion Turbine
  Generation                                7 Plants, 1966-1971               395,300                14,490
                                                                            ---------            -----------
Hydro Generation                            13 Plants,1907-1949                73,800               480,846
                                                                            ---------            -----------
Total Owned Generation                                                      6,298,900            22,784,769
                                                                                                 ===========
Plus Purchased and Inter-
  change Power Capacity                                                     1,107,000  (d)
                                                                            ---------
       Total                                                                7,405,900
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

(c)    Represents Consumers' share of net pumped storage generation.  This facility electrically pumps water during off-peak hours for storage to later generate electricity during peak-demand hours.

(d)    Includes 915 MW jurisdictional and does not include 217 MW non-jurisdictional purchased power capacity from the
       MCV Facility.Consumers' electric transmission and distribution lines owned and in service are as follows:
/TABLE

                                           Structure         Sub-Surface
                                            (Miles)            (Miles)

Transmission
  345,000 volt                                1,137                  -
  138,000 volt                                3,251                  4
  120,000 volt                                   19                  -
  46,000 volt                                 4,080                  9
  23,000 volt                                    30                  7
                                             ------              -----
  Total transmission                          8,517                 20

Distribution
  (2,400-24,900 volt)                        50,853              4,991
                                             ------              -----
Total transmission and
  distribution                               59,370              5,011
                                             ======              =====

Consumers owns substations having an aggregate transformer capacity of 37,766,530 kilovoltamperes.


CONSUMERS GAS UTILITY PROPERTIES

Consumers' gas distribution and transmission system consists of 21,197 miles of distribution mains and 1,076 miles of transmission lines throughout the Lower Peninsula of Michigan. Consumers owns and operates five compressor stations with a total of 116,070 installed horsepower.

Consumers' gas storage fields, listed below, have an aggregate certified storage capacity of 242.2 bcf:

                                                    Total Certified
Field Name               Location               Storage Capacity (bcf)

Overisel           Allegan and Ottawa Counties           64.0
Salem              Allegan and Ottawa Counties           35.0
Ira                St Clair County                        7.5
Lenox              Macomb County                          3.5
Ray                Macomb County                         66.0
Northville         Oakland, Washtenaw and
                      Wayne Counties                     25.8
Puttygut           St Clair County                       16.6
Four Corners       St Clair County                        3.8
Swan Creek         St Clair County                         .6
Hessen             St Clair County                       18.0
Lyon - 34          Oakland County                         1.4

Michigan Gas Storage owns and operates two compressor stations with a total of 46,600 installed horsepower. Its transmission system consists of 548 miles of pipelines within the Lower Peninsula of Michigan.

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

Consumers' gas properties also include the Marysville gas reforming plant, located in Marysville, Michigan. Huron and PanCanadian Petroleum Company are partners in a partnership to use the expanded capacity of the underground caverns at the Marysville plant for commercial storage of liquid hydrocarbons. In addition, Consumers and Novacor Hydrocarbons, Inc. were partners in a partnership to use certain hydrocarbon fractionation facilities at the plant. In December 1994, PanCanadian Petroleum Company purchased Novacor Hydrocarbons' interest in the fractionation partnership.


CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES

CMS NOMECO has carried on a domestic oil and gas exploration program since 1967. In 1976, CMS NOMECO entered its first venture outside the United States.

Net oil and gas production by CMS NOMECO for the years 1992 through 1994 is shown in the following table.

                                 Thousands of barrels of oil and millions
                                of cubic feet of gas, except for reserves

                                       1994           1993          1992

Natural gas (a)                       20,546         18,487        17,578
Oil and condensate (a)                 2,025          1,716         1,417
Plant products (a)                       193            186           291
Average daily production (b)
  Oil                                    7.1            5.6           4.9
  Gas                                   69.3           62.3          59.2

Reserves to annual production ratio
  Oil (MMbbls)                          26.1           19.1          22.6
  Gas (bcf)                             11.3           10.9          11.8

(a) Revenue interest to CMS NOMECO
(b) CMS NOMECO working interest (includes CMS NOMECO's share of royalties)

The following table shows CMS NOMECO's estimated proven reserves of oil and gas for the years 1992 through 1994.
                                       Total Worldwide          United States           International
                                         Oil      Gas            Oil      Gas            Oil      Gas
                                      (MMbbls)   (bcf)        (MMbbls)   (bcf)        (MMbbls)   (bcf)
Proven Developed and
Undeveloped Reserves(a)

December 31, 1991                       28.5    191.2            5.3    187.1           23.2      4.1
  Revisions and other changes            0.8    (20.4)           0.2    (20.1)           0.6     (0.3)
  Extensions and discoveries             7.4     45.4            0.1     44.7            7.3      0.7
  Purchases of reserves                  1.0      9.9            0.2      6.8            0.8      3.1
  Production                            (1.6)   (17.6)          (1.1)   (17.4)          (0.5)    (0.2)
                                        -----   ------          -----   ------          -----    -----
December 31, 1992                       36.1    208.5            4.7    201.1           31.4      7.4
  Revisions and other changes            0.4      7.2           (0.4)     7.1            0.8      0.1
  Extensions and discoveries             0.1      2.9            0.1      2.9              -        -
  Purchases of reserves                    -      1.7              -      1.7              -        -
  Production                            (1.9)   (18.5)          (1.0)   (18.2)          (0.9)    (0.3)
                                        -----   ------          -----   ------          -----    -----
December 31, 1993                       34.7    201.8            3.4    194.6           31.3      7.2
  Revisions and other changes           (1.3)    (9.7)          (0.3)    (9.4)          (1.0)    (0.3)
  Extensions and discoveries             0.4     50.2            0.4     50.2              -        -
  Acquisitions of reserves              20.2      9.4              -      9.4           20.2        -
  Production                            (2.1)   (20.5)          (0.8)   (20.3)          (1.3)    (0.2)
                                        -----   ------          -----   ------          -----    -----
December 31, 1994                       51.9    231.2            2.7    224.5           49.2      6.7
                                        =====   ======          =====   ======          =====    =====
Proven Developed Reserves

December 31, 1991                       25.9    188.0            5.1    183.9           20.8      4.1
December 31, 1992                       31.7    205.0            4.5    198.8           27.2      6.2
December 31, 1993                       31.2    200.0            3.3    193.4           27.9      6.6
December 31, 1994                       37.4    211.7            2.5    205.9           34.9      5.8

Equity Interest in Proven
Reserves of Pecten Yemen

December 31, 1993                        1.5        -              -        -            1.5        -
December 31, 1994                        2.9        -              -        -            2.9        -

(a) In mid-1994, CMS NOMECO negotiated an agreement to acquire Walter, a Texas Corporation.  Because of the need to obtain governmental approvals, the transaction did not close until early 1995.  Had the Walter acquisition been recorded in 1994, proven oil reserves would have been 20 million barrels higher.


The following table shows CMS NOMECO's undeveloped net acres of oil and gas leasehold interests at December 31.

                                            Net Acres
                                     1994            1993

Michigan                             85,372          77,672
Louisiana (a)                        30,418          37,295
Texas (a)                             7,823           8,083
North Dakota                          5,099           5,635
Indiana                               2,518           5,034
Ohio                                  2,201           1,055
Other states                          1,908           1,129
                                  ---------         -------
   Total domestic                   135,339         135,903
                                  ---------         -------
Yemen                               401,897         120,563
Venezuela                           234,002               -
Colombia                             85,217               -
Ecuador                              69,160          69,160
Papua New Guinea                     63,220          96,825
Equatorial Guinea                    47,330          83,334
New Zealand                             602             602
Thailand                                  -         188,000
                                  ---------         -------
   Total international              901,428         558,484
                                  ---------         -------
   Total                          1,036,767         694,387
                                  =========         =======
(a) Includes offshore acreage.


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

Consumers owns or leases three principal General Office buildings in Jackson, Michigan and 55 Regional and other field offices at various locations in Michigan's Lower Peninsula. Of these, two of the General Office buildings and eleven of the Regional and other field offices are leased. Also owned are miscellaneous parcels of real estate not now used in utility operations.


CMS ENERGY OTHER PROPERTIES

Various subsidiaries of CMS Generation own interests in independent power plants, including a 50 percent partnership interest in a 36 MW woodwaste-fueled power plant near Susanville, California; a 50 percent partnership interest in a 60 MW coal and woodwaste-fueled power plant in Filer City, Michigan; a 50 percent partnership interest in a 39 MW woodwaste-fueled power plant in Grayling Township, Michigan; a 50 percent interest in a 31 MW tire burning power plant near Sterling, Connecticut; a 50 percent interest in a 19 MW woodwaste-fueled power plant in Lyons Falls, New York; a 50 percent ownership interest in a 20 MW woodwaste-fueled power plant near Chateaugay, New York; an 18.6 percent interest in a consortium which owns an 88 percent interest in a 650 MW fossil-fueled plant in San Nicolas, Argentina; an 80 percent interest in a consortium which owns a 51 percent interest in 422 MW of oil and natural gas fuel plants in the Mendoza province, Argentina; a 25 percent interest in a consortium which owns a 59 percent interest in two hydroelectric power plants, with a total of 1,320 MW of capacity, on the Limay River in western Argentina; and a
32.5 percent interest in 135 MW of oil and coal fueled plants on Cebu Island, in the Philippines.

In October 1994, CMS Generation signed a stock purchase agreement with Niagara Mohawk Power Corporation to acquire its independent subsidiary, HYDRA-CO. In January 1995, CMS Generation assumed ownership in seven major electric generating plants, a number of smaller plants and a plant under construction totaling 795 MW of gross capacity and 250 MW of net ownership. The plants are fueled by coal, natural gas, wastewood, wind and water (hydro). The operating plants are located in California, Maine, New Jersey, New York, Oklahoma and North Carolina.

CMS Gas Transmission owns a 75 percent interest in a general partnership which owns and operates a 25-mile, 16-inch natural gas transmission pipeline in Jackson and Ingham Counties, Michigan; owns a 24 percent limited partnership interest in the Saginaw Bay Area Limited Partnership which owns 125 miles of 10-inch and 16-inch natural gas transmission pipeline in north-central Michigan; owns a 44 percent limited partnership interest in a partnership that owns certain pipelines of 20 and 12 miles interconnected to the Saginaw Bay Area Limited Partnership facilities; owns 100 percent interest in a natural gas treating plant in Otsego County, Michigan; owns 100 percent interest in 41 miles of gas transmission pipeline in Otsego and Montmorency Counties, Michigan; and owns a 50 percent general partnership interest in the Moss Bluff Gas Storage Systems, a high deliverability salt cavern storage facility on the Gulf Coast of Texas.

CMS Gas Transmission is currently developing, with other partners, the Grands Lacs Market Center. Located in southeastern Michigan, this site was selected as a North American natural gas market center which will provide natural gas storage services, peaking storage, wheeling, parking and other related natural gas services to both buyers and sellers.

CMS Energy, through certain subsidiaries, owns a 50 percent interest in Bay Harbor Limited Liability Company, a resort development in Emmet County, Michigan, owns approximately 6,000 acres of undeveloped land in Benzie and Manistee Counties, Michigan, and owns approximately 53 acres of undeveloped land in Muskegon County, Michigan.


CONSUMERS CAPITAL EXPENDITURES

Capital expenditures during 1994 for Consumers and its subsidiaries totaled $483 million for capital additions and $9 million for demand-side management programs. These capital additions include approximately
$47 million for environmental protection additions and $36 million for capital leases of nuclear fuel and other assets. Of the $483 million, $349 million was incurred for electric utility additions and $134 million for gas utility additions. The electric and gas utility additions include an attributed portion of capital expenditures common to both businesses.

In 1995, capital expenditures are estimated to be $437 million for capital additions and $15 million for demand-side management programs. These capital addition estimates include approximately $40 million related to environmental protection additions and $44 million related to capital leases of nuclear fuel and other assets. Of the $437 million, $310 million will be incurred for electric utility additions and $127 million for gas utility additions. The estimated electric and gas utility additions include an attributed portion of anticipated capital expenditures common to both businesses.


CMS ENERGY CAPITAL EXPENDITURES

Capital expenditures during 1994 for CMS Energy and its subsidiaries totaled $664 million for capital additions and $9 million for demand-side management programs. These capital additions include approximately $47 million for environmental protection additions and $36 million for capital leases of nuclear fuel and other assets. Of the $664 million, $483 million was incurred by Consumers as discussed above. The remaining $181 million in capital additions include $115 million for oil and gas exploration and development, $30 million for independent power production, $31 million for natural gas transmission, storage and marketing and $5 million for other capital expenditures, primarily the Bay Harbor resort development in northern Michigan.

In 1995, capital expenditures are estimated to be $924 million for capital additions and $15 million for demand-side management programs. This capital addition estimate includes approximately $40 million related to environmental protection additions and $44 million related to capital leases of nuclear fuel and other assets. Of the $924 million, $437 million will be incurred by Consumers as discussed above. The remaining $487 million in capital additions will be incurred as follows:
$132 million for oil and gas exploration and development (including the Walter acquisition), $255 million for independent power production (including the HYDRA-CO acquisition), and $100 million for natural gas transmission, storage and marketing.

                        ITEM 3.  LEGAL PROCEEDINGS.


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


RATE CASE PROCEEDINGS

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

On May 7, 1991, the MPSC issued final orders in both Step 3A and Step 3B proceedings. The MPSC ruled, among other things, that Consumers could recover approximately $760 million of its $2.1 billion of abandoned Midland investment. In Step 3A, the MPSC reviewed Consumers' compliance with the financial stabilization order conditions. Consumers, as well as the Attorney General and ABATE, among others, filed applications for rehearing with the MPSC of the May 7 Orders in Step 3A and Step 3B which were all denied by the MPSC. Several parties, including Consumers, have appealed the MPSC determinations in these orders to the Court of Appeals. Regarding the Step 3B order, the Attorney General and ABATE primarily disagreed with the standard used by the MPSC to determine the amount of investment that is recoverable by Consumers from its electric customers, contending that recovery should not be allowed for utility assets that have not been placed in service. Consumers disagreed with the date the MPSC determined it would have been prudent for Consumers to abandon construction of the Midland nuclear facility and the reduction in recoverable investment that resulted from this determination. In the Step 3A appeal, the Attorney General and ABATE contended that Consumers did not fully comply with the financial stabilization orders. Oral arguments were held on the appeals from the May 7 Step 3A order in December 1993 and on the Step 3B appeal on October 19, 1994. A decision on the Step 3A appeals has been held in abeyance pending resolution of Step 3B appeals. The Court of Appeals affirmed the MPSC determinations in Step 3B in an order issued in December 1994. Consumers and ABATE have filed applications for leave to appeal the Court of Appeals decision to the Michigan Supreme Court. The Attorney General filed a delayed appeal in February.

Appeal of 1991 General Electric Rate Case Order

Certain aspects of the electric rate case orders issued by the MPSC in May 7, 1991 and July 1, 1991 were appealed by the Attorney General, ABATE and the Michigan Association of Home Builders. The appeals of the Attorney General and the Michigan Association of Home Builders were dismissed and in May 1994, the Court of Appeals denied ABATE's appeal. In January 1995, the Michigan Supreme Court denied ABATE's application for leave to appeal this decision.

1993 Electric Rate Case

On May 10, 1994, the MPSC issued a final order in this case which increased annual electric revenues by $58 million, or about 2.8 percent, and approved an allowed rate of return on common equity of 11.75%. The rate increase is effective for service rendered on and after May 11, 1994. In August 1994, the MPSC denied petitions for rehearing filed by Consumers and the Attorney General. The Attorney General has appealed the MPSC order to the Michigan Court of Appeals arguing that the MPSC cannot require Consumers to spend money on DSM programs and that a modified interruptible rate authorized by the MPSC is unlawful because it permits Consumers to negotiate rates, for certain customers, within a specified range.

1994 Electric Rate Case Filing

In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. The filing addresses the ratemaking effect of jurisdictional sales losses by assuming adoption of a proposed special nonjurisdictional rate to large, qualifying industrial customers as requested by Consumers in an earlier June 1994 filing with the MPSC. An alternative approach presented would use the MCV contract capacity above 915 MW for jurisdictional electric customers and offer discounted jurisdictional tariffs. Consumers has also requested that the MPSC eliminate the rate subsidization of residential rates in a two-step adjustment. In addition, Consumers proposes to eliminate all DSM expenditures after April 1995 and further requests MPSC approval to recover costs associated with the proposed settlement of the proceedings concerning the operation of Ludington.
Under MPSC rate case scheduling policies, a final order in this case is expected in October 1995.

Request for Approval of a Competitive Tariff for Certain Industrial
Customers

In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility and allow the use of the MCV contract capacity above the level currently authorized by the MPSC to respond to customers' alternative energy options.

1994 Gas Rate Case Filing

In December 1994, Consumers filed a gas rate case requesting an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of
13.25 percent. Under MPSC rate case scheduling policies, a final order in this case is expected in late 1995.


MCV - RELATED PROCEEDINGS

Consumers and the MCV Partnership engaged in arbitration to determine whether Consumers was entitled to reduce the fixed energy charges payable to the MCV Partnership. In January 1995, the arbitrator ruled in favor of Consumers' interpretation of the PPA and found that Consumers was entitled to the immediate return of an estimated $21 million, representing the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to the Settlement Order (1990 - 1992). Consumers received these funds on February 16, 1995. The arbitrator postponed the return of payments for 1993 and 1994 because the Settlement Order (which established Consumers recovery of MCV costs for those and future years) is still subject to pending appeals. The amount under dispute in 1994 is approximately $9 million and increases each year thereafter, averaging approximately $17 million per year over the life of the contract. Consumers believes it is premature to recognize any current year earnings benefit from this award at this time until the remaining amount of MCV capacity is sold or the market for the capacity is confirmed.

In March 1994, a lawsuit was filed in federal court for the southern district of New York against CMS Energy, Consumers and CMS Holdings. The lawsuit was filed by the Owner Participants who, along with a partnership in which CMS Midland is a partner, are the lessors of the MCV Facility. The action alleged compensatory and punitive damages in excess of $1 billion and sought injunctive relief relating to Consumers' payments of fixed energy charges to the MCV.

On February 8, 1995, the Owner Participants filed a notice of dismissal of this lawsuit. Since the lawsuit had not progressed beyond a preliminary stage, no court action was required for dismissal of this suit.
CMS Energy, Consumers and CMS Holdings have also dismissed the lawsuit that had been initiated by them on March 28, 1994, in Midland County, Michigan, in response to the Owner Participant lawsuit in New York. The dismissals are without prejudice and the parties have agreed that the dismissals will be without costs or attorney fees, each side bearing its own.

A separate suit filed by CMS Holdings against its partners in First Midland Limited Partnership (the partnership that is one of the lessors of the MCV Facility) to obtain a refund of tax indemnity payments owed to CMS Holdings by the other partners was decided in favor of CMS Holdings. The remaining portion of the $8 million originally in dispute, plus interest, have been paid. An order of dismissal was entered February 2, 1995 after the payments were received.

On May 5, 1994, the MCV Partnership notified Consumers of its desire to commence a second arbitration proceeding, this one regarding the methodology for calculation of the energy charge payable under the PPA. The MCV Partnership maintains that Consumers has breached the PPA in misapplying or misinterpreting the methodology for calculation since commercial operation in March 1990. In January 1995, MCV Partnership estimated that it is owed additional energy charge revenues for the years 1990-1994 of amounts ranging from $2.3 million to $6.7 million per year and estimated additional amounts of $6.3 million annually for 1995 through the end of the PPA. Consumers believes that the PPA is clear on the manner in which energy charges are to be calculated and that Consumers has followed the specified procedure correctly throughout the term of the PPA. In accordance with the dispute resolution procedures set out in the PPA, an arbitrator acceptable to both parties has been selected. The schedule established by the arbitrator requires briefs to be filed in June 1995 and anticipates a decision being issued in August 1995.


PALISADES PLANT -- SPENT NUCLEAR FUEL STORAGE

In April 1993, the NRC amended its regulations, effective May 7, 1993, to license the design of the dry spent fuel storage casks to be used by Consumers at Palisades. In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the NEPA. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected the claims of the Attorney General and certain other parties and upheld the NRC's rulemaking action. The Court found that the NRC's environmental assessment satisfied NEPA requirements, and that a site-specific environmental analysis concerning the use and operation of the dry storage casks at Palisades was not required. As of February 1995, Consumers had loaded nine dry storage casks with spent nuclear fuel and expects to load four additional casks prior to Palisades' 1995 refueling outage.

In the latter part of 1995, Consumers plans to unload and replace one of the dry storage casks previously loaded because of minor flaws detected in the welds in the liner of the cask. Although testing following cask loading did not disclose any leakage from the cask, Consumers has nevertheless decided to remove the spent fuel from the cask and insert it in another cask. Consumers has examined the radiographs for all of the casks fabricated for it to date, and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed and concluded that the pad location is acceptable to support the casks.


CMS ENERGY'S EXEMPTION UNDER PUHCA

CMS Energy is exempt from registration under PUHCA. In December 1991, the Attorney General and the MMCG filed a request with the SEC for the revocation of CMS Energy's exemption. In January 1992, CMS Energy responded to the revocation request affirming its position that it is entitled to the exemption. In April 1992, the MPSC filed a statement with the SEC that recommended that the SEC impose certain conditions on CMS Energy's exemption. CMS Energy is vigorously contesting the revocation request and believes it will maintain the exemption. There has been no action taken by the SEC on this matter.


LUDINGTON PUMPED STORAGE PLANT

In October 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. A definitive settlement agreement was subsequently filed with the FERC on February 28, 1995. The proposed settlement, which allows for the continued operation of the plant through the end of its FERC license, will require Consumers and Detroit Edison to continue using a seasonal barrier net as well as monitoring new technology which may further reduce fish loss at the plant. The proposed settlement also requires Consumers to make annual payments to the Great Lakes Fishery Trust, develop and improve recreational areas and convey undeveloped land to the State of Michigan and the Great Lakes Fishery Trust. Upon approval of the settlement agreement, Consumers will transfer land (with an original cost of $9 million and a fair market value in excess of $20 million), make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The agreement is subject to MPSC approval of Consumers' recovery of all such settlement costs from electric customers, and approval by the FERC.

The proposed settlement would resolve lawsuits filed by the Attorney General in 1986 and 1987 on behalf of the State of Michigan in the Circuit Court of Ingham County, seeking damages from Consumers and Detroit Edison for injuries to fishery resources because of the operation of the Ludington plant and the revocation of the plant's bottom-lands lease. The state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, with the latter amount to be adjusted upon installation of "adequate" fish barriers and other changed conditions. Since 1986 the parties have continued to dispute, in various courts, the amount of actual damages as well as the best alternative to mitigate future damages.


STRAY VOLTAGE LAWSUITS

Consumers has experienced an increase in the number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. Claimants contend that stray voltage affects farm animal behavior, reducing the productivity of their livestock operations. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers' system. On October 27, 1993, a complaint seeking certification as a class action suit was filed against Consumers in a local circuit court. The complaint alleged that in excess of a billion dollars of damages, primarily related to lost production by certain livestock owned by the purported class, were being incurred as a result of stray voltage from electricity being supplied by Consumers. Consumers believed the allegations to be without merit and vigorously opposed the certification of the class and this suit. On March 11, 1994, the court decided to deny class certification for this complaint and to dismiss, subject to refiling as separate suits, the October lawsuit with respect to all but one of the named plaintiffs. On April 4, 1994, the plaintiffs appealed the court's denial of class certification in this matter to the Court of Appeals. Subsequent to the filing of this appeal and the submission of the plaintiffs' brief on this issue, the Court of Appeals on its own motion issued an order which decided that since the lead case in the class action suit had not been dismissed, the trial court's decision to deny class certification was an interlocutory order and therefore not ripe for appeal. The Court of Appeals order also found that the trial court's decision that the other named plaintiffs had been misjoined was final and ripe for appeal. This issue had not been raised in the plaintiffs' appeal or brief. Consumers has addressed both issues in its brief filed with the Court of Appeals on July 14, 1994, in support of the trial court's decision. This matter is pending before the Court of Appeals. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At February 28, 1995, Consumers had 81 separate stray voltage cases pending.


RETAIL WHEELING PROCEEDINGS

On April 11, 1994, the MPSC issued an Opinion and Interim Order which approved the framework for a five year experimental retail wheeling program for Consumers and Detroit Edison, and remanded the case to the ALJ to determine appropriate rates and charges. The MPSC stated that the purpose of the experiment is to gather and evaluate information regarding whether retail wheeling is in the public interest and should occur on a permanent basis. The experimental program will commence with each utility's next solicitation of additional supply side resources. In February 1995, the ALJ issued a PFD which, among other things, found that retail wheeling is likely to create additional stranded investment costs which could be considered costs of transition from a regulated environment to an unregulated environment and that retail wheeling participants should bear their proportionate share of these costs. The PFD also stated that there should be no restrictions on the entities that can be third party power suppliers in the experiment and that retail wheeling charges should include costs associated with DSM programs, nuclear decommissioning, SFAS 106 costs, and amortization of the Midland plant. A ruling on the ALJ's recommended rate design is expected from the MPSC by mid-1995. In the short term, Consumers does not expect this experimental program to have a material impact on its financial position or results of operations.


WHOLESALE WHEELING PROCEEDINGS

Consumers has an approved open-access interconnection service schedule on file with the FERC for wholesale wheeling transactions. In 1992, Consumers also filed a separate but complementary open-access transmission tariff that would make both firm and non-firm transmission service available to eligible power generators, including investor-owned utilities, facilities that meet the ownership and technical requirements under PURPA, independent power producers, and municipal and cooperative utilities. The FERC accepted the filing, effective May 2, 1992, subject to refund, and ordered a hearing before an ALJ. In September 1993, the ALJ issued an initial decision that would compel reductions of the tariff rates ranging from 25% to 65%. On November 1, 1993, Consumers filed exceptions with the FERC, which are still pending, seeking reversal of the rate reductions proposed in the ALJ's initial decision. As of January 1, 1995, the amount of firm transmission service currently subject to the tariff is 21 MW.


ENVIRONMENTAL MATTERS

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


                ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITY HOLDERS.

CMS Energy

None in the fourth quarter of 1994 for CMS Energy.

Consumers

None in the fourth quarter of 1994 for Consumers.

                                  PART II

       ITEM 5.  MARKET FOR CMS ENERGY'S AND CONSUMERS' COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS.


CMS Energy

Market prices for CMS Energy's common stock and related security holder matters are contained herein in Item 8, CMS Energy's Quarterly Financial and Common Stock Information, which is incorporated by reference herein. Number of common shareholders at February 28, 1995 was 62,996.

Consumers

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In February, May, August, November and December 1994, Consumers paid $16 million, $66 million, $31 million, $36 million and $27 million cash in dividends, respectively, on its common stock.


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

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:


CMS Energy                                                      Page

Selected Financial Information                                   46
Management's Discussion and Analysis                             48
Consolidated Statements of Income                                60
Consolidated Statements of Cash Flows                            61
Consolidated Balance Sheets                                      62
Consolidated Statements of Long-Term Debt                        64
Consolidated Statements of Preferred Stock                       65
Consolidated Statements of Common Stockholders' Equity           66
Notes to Consolidated Financial Statements                       67
Report of Independent Public Accountants                         91
Quarterly Financial and Common Stock Information                 92




Consumers                                                       Page

Selected Financial Information                                    94
Management's Discussion and Analysis                              95
Consolidated Statements of Income                                104
Consolidated Statements of Cash Flows                            105
Consolidated Balance Sheets                                      106
Consolidated Statements of Long-Term Debt                        108
Consolidated Statements of Preferred Stock                       109
Consolidated Statements of Common Stockholder's Equity           110
Notes to Consolidated Financial Statements                       111
Report of Independent Public Accountants                         133
Quarterly Financial Information                                  134

                   (This page intentionally left blank)

                          CMS Energy Corporation

                         1994 Financial Statements


Selected Financial Information                                                       CMS Energy Corporation


                                                        1994        1993        1992       1991        1990

Operating revenue (in millions)               ($)      3,619       3,482       3,146      2,998       3,028

Net income (loss) (in millions) (a)           ($)        179         155        (297)      (276)       (494)

Average common shares outstanding
 (in thousands)                                       85,888      81,251      79,877     79,988      81,339

Earnings (loss) per average
 common share (a)                             ($)       2.09        1.90       (3.72)     (3.44)      (6.07)

Cash from operations (in millions) (b)        ($)        612         484         456        530         375

Capital expenditures, excluding capital
 lease additions and DSM (in millions) (b)    ($)        575         550         487        353         425

Total assets (in millions)                    ($)      7,384       6,964       6,848      6,194       7,917

Long-term debt, excluding current
 maturities (in millions)                     ($)      2,709       2,405       2,725      1,941       3,321

Non-current portion of capital
 leases (in millions)                         ($)        108         115          98         68          68

Total preferred stock (in millions)           ($)        356         163         163        163         156

Cash dividends declared per
 common share                                 ($)        .78         .60         .48        .48         .42

Market price of common stock
 at year-end                                  ($)     22-7/8      25-1/8      18-3/8     18-3/8      27-7/8

Book value per common share at
 year-end                                     ($)      12.78       11.33        9.09      13.28       17.36

Return on average common equity               (%)       17.3        18.3       (33.2)     (22.4)      (29.4)

Return on assets                              (%)        4.7         4.5        (2.3)      (0.6)       (3.2)

Number of common shareholders
 at year-end                                          63,628      66,795      70,801     72,729      76,348

Number of employees at year-end
 (full-time equivalents)                               9,972      10,013       9,971      9,212       9,484

Electric utility statistics

  Sales (millions of kWh)                             34,462      32,764      31,601     31,813      31,743

  Customers (in thousands)                             1,547       1,526       1,506      1,492       1,475

  Average sales rate per kWh              (cents)       6.29        6.28        5.82       5.73        5.89

Gas utility statistics

  Sales and transportation
   deliveries (bcf)                                      409         411         384        362         351

  Customers (in thousands) (c)                         1,448       1,423       1,402      1,382       1,362

  Average sales rate per mcf                  ($)       4.48        4.46        4.55       4.58        4.64



Selected Financial Information (Continued)                                           CMS Energy Corporation


                                                        1994        1993        1992       1991        1990

Electric and gas non-utility statistics

  CMS Energy's share of unconsolidated
   independent power production
   revenue (in millions)                      ($)        385         334         284        246         197

  Independent power production
   sales (millions of kWh)                             6,216       5,019       4,057      3,342       3,233

  Natural gas pipeline, storage and
   marketing revenues (in millions)           ($)        145         142          89         42          30

  Gas marketed for end-users (bcf)                        66          60          45         23          16

Exploration and production statistics

  Sales (net equiv. MMbbls)                              5.6         5.0         4.3        3.7         3.5

  Proven reserves (net equiv. MMbbls)                   93.3        69.8        70.9       60.3        48.2

  Proven reserves added (net equiv.
   MMbbls)                                              29.0         3.9        15.0       16.0        14.7

  Finding cost ($/net equiv. bbl)                       5.92        4.97        4.88       6.58        5.52


(a)  Amount in 1991 included an extraordinary loss of $14 million, after tax or $.18 per average common share.
(b)  Certain prior year amounts were restated for comparative purposes.
(c)  Excludes off-system transportation customers.



                          CMS Energy Corporation
                   Management's Discussion and Analysis


CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in several non-utility energy-related businesses including: 1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) gas marketing services to utility, commercial and industrial customers, and 4) storage and transmission of natural gas.

On January 1, 1995, Consumers was internally reorganized into separate electric utility and gas utility strategic business units. The restructuring, while not affecting Consumers' or CMS Energy's consolidated financial statements or corporate legal form, is designed to sharpen management focus, improve efficiency and accountability in both business segments and better position Consumers for growth in the gas market and to meet increased competition in the electric power market. Management believes that the strategic business unit structure will allow each unit to focus more on its own profitability and growth potential, and will, in the long term, allow Consumers to be more competitive.

On February 14, 1995, CMS Energy mailed a proxy statement to its shareholders seeking their approval to amend its Articles of Incorporation and authorize a new class of Common Stock of CMS Energy. This proposed new class of Common Stock, designated Class G Common Stock, would reflect the separate performance of the gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage (such businesses, collectively, would be the "Consumers Gas Group"). The existing CMS Energy Common Stock would continue to be outstanding if and after any shares of Class G Common Stock were issued by CMS Energy and would reflect the performance of all of the businesses of CMS Energy and its subsidiaries, including the business of the Consumers Gas Group, except for the interest in the Consumers Gas Group attributable to any outstanding shares of the Class G Common Stock.

CMS Energy also filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities. Such securities could encompass Common Stock of CMS Energy (including Class G if approved), Preferred Stock of CMS Energy or a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy. CMS Energy will continually evaluate the capital markets and may offer such instruments from time to time, at terms to be determined at or prior to the time of the sale.


Consolidated Earnings

Consolidated net income for 1994 totaled $179 million or $2.09 per share, compared to net income of $155 million or $1.90 per share in 1993 and a net loss of $297 million or $3.72 per share in 1992. The improved net income in 1994 reflects a significant increase in utility electric sales, the impact from a May 1994 electric rate increase, the recognition of incentive revenue related to DSM programs, and the favorable resolution of a previously recorded gas cost contingency. The increased 1993 net income reflects the Settlement Order related to power purchases from the MCV Partnership as well as increased electric sales and gas deliveries. Earnings in 1994 and 1993 also reflect growth of non-utility businesses.


Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its principal subsidiaries. Consumers effected a quasi-reorganization as of December 31, 1992, which allowed it to resume paying common dividends (see Note 7 to the Consolidated Financial Statements). Consumers paid $176 million in common dividends in 1994. CMS Energy also received cash dividends of $9 million from its non-utility subsidiaries. CMS Energy paid $67 million in cash dividends to common shareholders compared to $49 million in 1993. The $18 million increase reflects an annual increase of $.12 per share, from $.72 per share to $.84 per share, commencing third quarter 1994.

CMS Energy's consolidated cash requirements are met by its operating and financing activities. In 1994, 1993 and 1992, CMS Energy's consolidated cash from operations was derived mainly from Consumers' sale and transportation of natural gas and its generation, sale and transmission of electricity and from CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations for 1994 reflects Consumers' record-setting electric sales and increased electric rates which were approved by the MPSC in mid-1994. Cash from operations for 1993 primarily reflected increased electric sales and gas deliveries from 1992 levels and reduced after-tax cash shortfalls resulting from Consumers' purchases of power from the MCV Partnership. During 1992, CMS Energy generated cash primarily from its consolidated operating activities.

CMS Energy's primary use of cash continues to reflect its utility construction expenditures, improvements in the reliability of its electric and gas utility transmission and distribution systems and expansion of its non-utility businesses. It also has used its cash to retire portions of long-term securities and to pay common and preferred dividends.

Financing Activities: In January 1994, CMS Energy filed a shelf-registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. As of January 31, 1995, CMS Energy had issued approximately $99 million of GTNs with interest rates ranging from 6.75 to
8.50 percent and reduced the principal amount of Series B Notes outstanding by $114 million, to a balance of $167 million. Also, in July 1994, CMS Energy refinanced its Secured Credit Facility with a new $400 million Unsecured Credit Facility and extended the termination date to June 30, 1997. Additionally, in October 1994, CMS Energy filed a shelf-registration statement for the offering and issuance of up to two million shares of common stock. As described in the SEC filing, the shares may be offered and issued in connection with acquisitions of energy-related businesses and assets.

In January 1995, CMS Generation entered into a one-year $118 million bridge credit facility for the acquisition of HYDRA-CO. CMS Energy is currently evaluating permanent financing options.

In early 1994, Consumers issued and sold 8 million shares of Class A Preferred Stock (cumulative, without par value) with an annual dividend of $2.08. Net proceeds of $193 million from the sale were used for general corporate purposes, including debt retirement and improvements to Consumers' distribution systems. Consumers continued its effort to reduce its future interest charges by retiring $101 million of high-cost first mortgage bonds. In November 1994, Consumers entered into a new $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance its long-term, variable rate credit agreement and to reduce short-term borrowings.

In October 1993, CMS Energy issued 4.6 million shares of common stock at a price of $26-5/8. The net proceeds of $119 million were used to reduce existing debt and for general corporate purposes. During 1993, Consumers retired $51 million of high-cost outstanding debt and refinanced $573 million of other debt at lower interest rates. In November 1993, CMS NOMECO amended the terms of its loan agreement and increased the amount to $110 million.

For further information on financing activities, see Note 7.

Investing Activities: Capital expenditures (excluding assets placed under capital leases of $36 million), deferred DSM costs and investments in unconsolidated subsidiaries totaled $637 million for 1994 as compared to $710 million in 1993 and $525 million in 1992. CMS Energy's expenditures for its utility, independent power production, oil and gas exploration and production, and natural gas pipeline, storage and marketing business segments were $456 million, $30 million, $115 million and $31 million, respectively.

Financing and Investing Outlook: CMS Energy estimates that capital expenditures, including DSM, new lease commitments and investments in unconsolidated subsidiaries, will total approximately $2.2 billion over the next three years.

                                                               In Millions
Years Ended December 31                           1995      1996      1997
- -----------------------                           ----      ----      ----
Electric utility (a)                              $325      $255      $269
Gas utility (a)                                    127       119       111
Oil and gas exploration and production (b)         132       100       110
Independent power production (c)                   255       144       117
Natural gas pipeline, storage and marketing        100        29        20
                                                  ----      ----      ----
                                                  $939      $647      $627
                                                  ====      ====      ====

(a) Includes a portion of anticipated capital expenditures common to both utility businesses.
(b)(c) 1995 capital expenditures include requirements of (b)$42 million and (c)$155 million for acquisitions which commenced in 1994 but did not close until 1995.

CMS Energy is required to redeem or retire approximately $720 million of long-term debt during 1995 through 1997. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures and debt retirements. Additionally, CMS Energy will continue to evaluate the capital markets in 1995 as a source of financing its subsidiaries' investing activities.

Consumers has several available sources of credit including unsecured, committed lines of credit totaling $185 million and a $470 million working capital facility. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996.
Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At December 31, 1994 and 1993, receivables sold totaled $275 million and $285 million, respectively.


Electric Utility Results of Operations

                                                              In Millions
                                                  Pretax Operating Income
                                            ------------------------------
                                            Change Compared to Prior Year
                                             1994/1993          1993/1992
                                             ---------          ---------
Sales                                             $ 33               $ 34
Weather                                              -                 11
Resolution of MCV power cost issues                  -                126
Rate increase and other regulatory issues           38                  5
O&M, general taxes and depreciation                (22)               (44)
                                                 -----              -----
    Total change                                  $ 49               $132
                                                 =====              =====

Electric Sales: Total electric sales in 1994 were a record 34.5 billion kWh, a 5.2 percent increase from 1993 levels which includes a 4.2 percent increase in system sales to Consumers' ultimate customers. Strong industrial sales accounted for 58 percent of the growth. In 1994, residential and commercial sales increased 1.6 percent and 3.0 percent, respectively, while industrial sales increased 6.8 percent. The significant increase in electric sales reflects the continued improvement in economic conditions in Michigan and broad-based growth in sales to industrial customers. Growth in industrial sales was the strongest in the automotive and chemical sectors. Total electric sales in 1993 were 32.8 billion kWh, a 3.7 percent increase from the 1992 levels. The 32.8 billion kWh includes a 3.8 percent increase in system sales.

Power Costs: Power costs for 1994 totaled $950 million, a $42 million increase from the corresponding 1993 period. This increase reflects increased kWh production at Consumers' generating plants and greater power purchases from outside sources to meet increased sales demand. Power costs for 1993 compared to 1992 reflect the impact of $126 million relating to the resolution of MCV power cost issues (see Note 3).

Operation and Maintenance: Increases in other operation and maintenance expense for 1994 and 1993 reflected increased expenditures to improve electric system reliability.

Depreciation: The increased depreciation for 1994 reflects additional capital investments in property and equipment.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' obligation to purchase contract capacity from the MCV Partnership was 1,132 MW in 1994 and increases to 1,240 MW in 1995 and thereafter. In 1993, the MPSC issued the Settlement Order that permits Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing an after-tax loss of $343 million for the present value of estimated future underrecoveries of power purchases from the MCV Partnership. This loss included all fixed energy amounts at issue in the arbitration proceedings discussed below. Additional losses may occur if actual future experience materially differs from the 1992 estimates. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $61 million for 1994. Estimated future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are shown in the table below.

                                                  After-tax, In Millions
                                    1995    1996    1997    1998    1999
                                    ----    ----    ----    ----    ----

Expected cash underrecoveries        $60     $56     $55     $ 8     $ 9

Possible additional under-
 recoveries and losses (a)           $20     $20     $22     $72     $72

(a) If unable to sell any capacity above the MPSC's authorized level.

Consumers and the MCV Partnership engaged in arbitration to determine whether Consumers was entitled to reduce the fixed energy charges payable to the MCV Partnership. In January 1995, the arbitrator ruled in favor of Consumers' interpretation of the PPA and found that Consumers was entitled to the immediate return of an estimated $22 million, representing the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to the Settlement Order (1990 - 1992). Consumers had escrowed approximately $16 million of this amount. The arbitrator postponed the return of payments for 1993 and 1994 because the Settlement Order is still subject to pending appeals. The amount under dispute in 1994 is approximately $9 million and increases each year thereafter, averaging approximately $17 million per year over the life of the contract. Consumers believes it is premature to recognize any current year earnings benefit from this award at this time until the remaining amount of MCV capacity is sold and/or the market for the capacity is confirmed. In a second arbitration proceeding, the MCV Partnership is seeking additional payments from Consumers which the MCV has estimated at $6.3 million annually for an alleged breach of the PPA.

In 1994, the lessors of the MCV Facility filed a lawsuit against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order. The action alleged damages in excess of $1 billion and sought injunctive relief relative to Consumers' payments of the fixed energy charges. In February 1995, after the arbitrator's decision, the lessors voluntarily withdrew the lawsuit.

In July 1994 and February 1995, Consumers terminated power purchase agreements with a 65 MW coal-fired cogeneration facility and a 44 MW wood and chipped tire plant. Consumers plans to seek MPSC approval to substitute 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. For further information, see Note 3.

Electric Rate Case: In May 1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, postretirement benefits and the continuation of certain DSM programs. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Consumers filed a request with the MPSC in November 1994, to increase its retail electric rates in a range from $104 million to $140 million annually (see Note 4). Additionally, in January 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million.

Special Rates: In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility, and allow use of MCV contract capacity above the level currently authorized by the MPSC, to respond to customers' alternative energy options.

PSCR Matters: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. From mid-February through mid-June 1994, Palisades took an unscheduled outage to repair valve leakage and conduct other needed inspections and repairs. In November 1994, an ALJ issued a proposal for decision that recommended a $4 million disallowance of replacement power costs related to the 1993 outage. Consumers accrued a loss for this issue for 1994. Recovery of replacement power costs and the prudency of actions taken during the 1994 outage will be reviewed by the MPSC during the 1994 PSCR reconciliation proceeding.

Electric Conservation Efforts: In 1993, Consumers completed the customer participation portion of several DSM programs designed to encourage the efficient use of energy. During 1994, Consumers recognized $11 million in incentive revenue, related to Consumers' achievement of certain DSM program objectives approved by the MPSC in 1992. A final order, authorizing Consumers to collect the $11 million incentive, is expected from the MPSC by mid-1995. In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to continue certain DSM programs. For further information, see Note 4.

Electric Environmental Matters: The 1990 amendment of the federal Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Therefore, management believes that Consumers' annual operating costs will not be materially affected.

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

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. While Consumers believes that it is largely in compliance with the EPA's request, it has agreed to a 10-year retirement period for certain equipment included in the EPA's request. Consumers does not anticipate that any significant additional costs will be incurred as a result of this agreement. For further information regarding electric environmental matters, see Note 12.


Electric Outlook

Competition: Consumers currently expects customer demand for electricity within its service territory will increase by approximately 1.6 percent per year over the next five years. Economic growth and an increasing customer base are expected to lead to consistently higher annual sales.

However, Consumers (along with the electric utility industry) is experiencing accelerating competitive pressures which may result in a negative impact on Consumers' sales growth. The primary sources of this competition include: the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities which would displace retail service by Consumers to an entire community; and competition from neighboring utilities which offer flexible rate arrangements designed to encourage movement to their respective service areas. Several of Consumers' industrial customers are studying these options.

Consumers is pursuing several strategies to retain its current "at-risk" customers. These strategies include a request that the MPSC allow Consumers to offer special competitive service rates to current industrial customers which have demonstrated an ability to seek alternate electric supplies and to attract new customers which are considering locating or expanding facilities in Michigan. As part of its current electric rate case, Consumers has requested that the MPSC eliminate the rate subsidization of residential customers. If approved, commercial and industrial customers' electric costs would decrease by a total of approximately $80 million per year.

Consumers is committed to holding operation and maintenance costs level and continuing to improve customer service. Consumers is also working with large customers to identify ways to improve the efficiency with which energy is used.

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In February 1995, an ALJ issued a proposal for decision that addressed the methodology for pricing transmission rates to be used for the experiment. An MPSC order is expected by mid-1995. In the short-term, Consumers does not expect this experiment to have a material impact on its financial position or results of operations.

Nuclear Matters: In late 1993, the NRC completed a review of Consumers' performance at Palisades that showed a decline in performance. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades during 1994 which found certain performance, operational and management deficiencies at the plant. Consumers subsequently filed its response to the NRC's diagnostic evaluation report and included both short- and long-term enhancements planned to improve Palisades' performance. Acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned level of expenditures.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks had been pending. In January 1995, the U.S. Sixth Circuit Court of Appeals issued a decision, effectively allowing Consumers to continue using dry cask storage at Palisades.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Preliminary analysis of more recent data from testing of similar materials indicates that the Palisades reactor vessel could exceed, prior to the year 2000, a temperature screening criterion established by NRC regulations. Consumers is continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts.
For further information regarding Palisades, see Note 13.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, estimated costs for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

Stray Voltage: Consumers has recently experienced increases in the number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At January 31, 1995, Consumers had 81 separate stray voltage lawsuits pending. CMS Energy believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations. For further information, see Note 12.


Gas Utility Results of Operations

                                                              In Millions
                                                  Pretax Operating Income
                                            -----------------------------
                                            Change Compared to Prior Year
                                             1994/1993          1993/1992
                                             ---------          ---------
Sales                                             $ (3)               $ 7
Weather                                              -                 10
Regulatory recovery of gas cost                     10                 12
O&M, general taxes and depreciation                (19)                 9
                                                 -----              -----
    Total change                                  $(12)               $38
                                                 =====              =====

Gas Deliveries: Gas sales and gas transported in 1994 totaled 409 bcf, a .4 percent decrease from 1993. In 1993, gas sales and gas transported totaled 410.6 bcf, a 6.9 percent increase from 1992 deliveries.


Gas Utility Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates by $21 million. The requested increase in revenue reflects increased expenditures, including those associated with postretirement benefits, and proposes a 13 percent return on equity. A final order from the MPSC is expected in late 1995. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

In June 1994, the FERC approved a stipulation and agreement in full settlement of a rate proceeding originally filed by Michigan Gas Storage in 1993, which provides Michigan Gas Storage with estimated annual revenues of $20 million. For further information regarding gas utility rates, see Note 4.

Gas Environmental Matters: Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time.

Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At December 31, 1994, Consumers has accrued a liability for $48 million. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in December 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recovered in rates, prudent costs must be approved in a rate case. The MPSC has approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remedial action costs. Accordingly, Consumers has recorded a regulatory asset for the accrued liability that was established for these estimated remedial action costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 12.


Gas Outlook

Consumers currently anticipates gas deliveries to grow approximately 2.3 percent per year (excluding MCV transportation and off-system deliveries) over the next five years, primarily due to a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increasing efforts to promote natural gas to Consumers' current customers that are using various non-gas furnaces and appliances. Consumers plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Management also believes there exists significant potential for developing industrial process fuel conversion projects.

New technologies being developed on a national level, such as the emerging use of natural gas vehicles and commercial gas cooling equipment, also provide Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load to natural gas.

In 1994, Consumers purchased approximately 83 percent of its required gas supply under long-term contracts, and the balance on the spot market. Trunkline supplied approximately 35 percent of the total requirement. In late 1994, Consumers' supply contract with Trunkline was replaced by several one- and two-year contracts with independent producers. Consumers estimates its purchases under long-term gas contracts will range from 70 - 80 percent in future years. Consumers also has transmission contracts totaling approximately 90 percent of its supply requirements. These contracts vary in length from one to ten years. Consumers' ability to purchase gas during the off-season and store it in its extensive underground storage facilities continues to help provide customers with low, competitive gas rates.


Oil and Gas Exploration and Production

Pretax Operating Income: 1994 pretax operating income increased $5 million from 1993, reflecting higher gas sales volumes, lower international write-offs, and the gain from assignment of a gas supply contract, partially offset by lower average market prices for oil and gas. 1993 pretax operating income decreased $4 million from 1992, primarily reflecting lower average market prices for oil and $10 million of international write-offs, partially offset by higher gas and oil sales volumes and higher average market prices for gas.

Capital Expenditures: In June 1994, CMS NOMECO acquired for $22.5 million a working interest in the Espinal block in Colombia, South America, which is operated by LASMO Oil (Colombia) Limited, from Sun Company, Inc. The other interest holder is Empresa Colombiana de Petroleos (Ecopetrol), the Colombian State Oil Company. The block which includes 250,000 acres is currently producing 8,500 barrels of oil per day. CMS NOMECO estimates the block to contain at least 75 million barrels of proven oil reserves of which CMS NOMECO's share of production is 14.7 percent.

In September 1994, a consortium in which CMS NOMECO is a 29 percent participant was awarded the right to enter into an agreement with Maraven, S.A., a unit of the Venezuelan state oil company, to develop the Colon block in the Maracaibo basin of southwest Venezuela. The agreement commits the consortium to spend at least $160 million over the next three years in a development program involving reworking, re-equipping and re-entering wells, and drilling new wells to optimize production from existing proved reserves. Total production from the block is expected to approximate 30,000 barrels per day by 1997. The consortium's operating fee and profit compensation is approximately $4.90 per barrel of production during the 20-year life of the concession.

The 1994 capital expenditures also reflect pipeline and road construction and development drilling in Ecuador. Production commenced in May 1994. By year end all three fields were producing at a pipeline-curtailed rate of 33,000 barrels per day compared to total productive capacity of 43,000 barrels per day. Further, the Ministry of Energy and Mines in Ecuador has recently informed the consortium members that the Ministry will seek to renegotiate the Risk Service Contract and other contracts governing the project. CMS NOMECO cannot predict the outcome of these negotiations.
CMS NOMECO holds a 14 percent working interest.

In mid-1994, CMS NOMECO negotiated an agreement to acquire Walter. Because of the need to obtain governmental approvals, the transaction did not close until early 1995. CMS NOMECO's acquisition of Walter will add net production of 5,500 barrels per day in 1995 and proven reserves of approximately 20 million barrels of oil.

CMS Energy currently plans to invest $342 million over the next three years in its oil and gas exploration and production operations. These anticipated capital expenditures, which reflect the acquisition of Walter, will be concentrated in North and South America and Africa.


Independent Power Production

Pretax Operating Income: 1994 pretax operating income increased $15 million, primarily reflecting higher capacity sales from the MCV partnership, as well as additional equity earnings by the CMS Generation subsidiaries due to the addition of new electric generating capacity. Sales and revenues related to CMS Energy's ownership interest increased 24 percent and 15 percent, respectively, over the prior year. 1993 pretax operating income increased $21 million from 1992, primarily reflecting the addition of new electric generating capacity and improved equity earnings and operating efficiencies.

Capital Expenditures: In 1994, GPSLP, an unconsolidated affiliate of CMS Generation, obtained financing and began construction on the Genesee Power Station. CMS Generation has a 50 percent ownership interest in GPSLP, the 35 MW wastewood-fueled power plant near Flint, Michigan. Completion of the project is scheduled for Spring 1996 with an estimated cost of $94 million. CMS Generation's share of GPSLP equity committed upon completion of the project approximates $11 million.

In June 1994, CMS Generation acquired a 41 percent ownership interest in the Centrales Termicas Mendoza electric generating plant in western Argentina's Mendoza Province. CMS Generation is the lead developer and the plant operator. With major retrofitting and maintenance, this facility has the potential to produce 382 MW of generating capacity from oil and natural gas. CMS Generation's operational responsibility for the plant commenced on November 1, 1994.

In July 1994, CMS Generation acquired a 32.5 percent ownership interest in Toledo Power Company, which holds two operating power plants totaling 135 MW of generating capacity located on the island of Cebu in the Philippines.

In January 1995, CMS Generation completed its acquisition of Niagara Mohawk Power Corporation's independent power subsidiary, HYDRA-CO.
CMS Generation purchased 100 percent of HYDRA-CO's stock for $207 million, including approximately $52 million of current assets. CMS Generation partially financed the acquisition with a $118 million bridge credit facility supplied by a consortium of four banks led by Union Bank of California. CMS Generation assumes ownership in 735 megawatts of gross capacity and 224 megawatts of net ownership. CMS Generation will manage and operate eight plants previously managed by HYDRA-CO and will also assume construction management responsibility for a 60-megawatt diesel-fueled plant which has begun in Jamaica. The plant is scheduled to go into service in the third quarter of 1996.

CMS Energy currently plans to invest $516 million relating to its independent power production operations over the next three years, primarily in domestic and international subsidiaries and partnerships. These anticipated capital expenditures include a $155 million requirement for the HYDRA-CO acquisition. CMS Generation will also pursue acquisitions of operating electric generating plants in Latin America, southern Asia and the Pacific Rim region.


Natural Gas Pipeline, Storage and Marketing

Pretax Operating Income: 1994 pretax operating income increased $2 million over 1993, reflecting earnings growth from gas pipeline and storage projects and gas marketed to end-users. In 1994, 66 bcf was marketed compared to 60 bcf in 1993.

Capital Expenditures: In January 1994, CMS Gas Transmission acquired a 50 percent ownership interest in Moss Bluff Gas Storage Systems, a high deliverability salt cavern storage facility on the Gulf Coast of Texas, for $18 million.

Effective January 1, 1995, CMS Gas Transmission increased its ownership of Antrim Limited Partnership to 100 percent by acquiring the remaining 40 percent interest. Under a new agreement with MichCon, CMS Gas Transmission will provide a gas treating service for up to 260 MMcf/d of Antrim gas. CMS Gas Transmission currently plans to expand this existing 120 MMcf/d treating complex to accommodate new Antrim production. This $22 million expansion will treat gas connected to a number of gathering lines including CMS Gas Transmission's South Chester gathering system and deliver gas to MichCon's Northern Michigan pipeline network.

CMS Energy currently plans to invest $149 million over the next three years relating to its non-utility gas operations, continuing to pursue development of natural gas storage, gas gathering and pipeline operations both domestically and internationally and work toward the development of a Midwest "market center" for natural gas through strategic alliances and asset acquisition and development.


Other

Other Income: Other income for 1994 decreased $34 million when compared to the corresponding 1993 period, reflecting the sale of the remaining MCV Bonds in December 1993 which eliminated the bond interest income. The 1992 loss included a $343 million charge related to the Settlement Order.

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


Consolidated Statements of Income                                                        CMS Energy Corporation


                                                                                                   In Millions,
                                                                                       Except Per Share Amounts

Years Ended December 31                                                         1994         1993         1992

Operating Revenue      Electric utility                                       $2,189       $2,077       $1,863
                       Gas utility                                             1,151        1,160        1,126
                       Oil and gas exploration and production                     85           77           70
                       Independent power production                               45           21           (8)
                       Natural gas pipeline, storage and marketing               145          142           89
                       Other                                                       4            5            6
                                                                              ---------------------------------
                            Total operating revenue                            3,619        3,482        3,146
                                                                              ---------------------------------
Operating Expenses     Operation
                          Fuel for electric generation                           306          293          305
                          Purchased power - related parties                      482          467          460
                          Purchased and interchange power                        162          148          112
                          Cost of gas sold                                       785          801          749
                          Other                                                  625          571          555
                                                                              ---------------------------------
                            Total operation                                    2,360        2,280        2,181
                       Maintenance                                               192          206          203
                       Depreciation, depletion and amortization                  379          364          347
                       General taxes                                             184          193          184
                                                                              ---------------------------------
                            Total operating expenses                           3,115        3,043        2,915
                                                                              ---------------------------------
Pretax Operating       Electric utility                                          335          286          154
Income (Loss)          Gas utility                                               135          147          109
                       Oil and gas exploration and production                      8            3            7
                       Independent power production                               20            5          (16)
                       Natural gas pipeline, storage and marketing                 9            7            5
                       Other                                                      (3)          (9)         (28)
                                                                              ---------------------------------
                            Total pretax operating income                        504          439          231
                                                                              ---------------------------------
Income Taxes                                                                     104           92           22
                                                                              ---------------------------------
Net Operating Income                                                             400          347          209
                                                                              ---------------------------------
Other Income           Accretion income (Note 4)                                  13           14           15
(Deductions)           Accretion expense                                         (35)         (36)           -
                       Other income taxes, net                                    12           17          168
                       MCV Bond income                                             -           32           34
                       Loss on MCV power purchases - settlement (Note 3)           -            -         (520)
                       Other, net                                                 18           15            9
                                                                              ---------------------------------
                            Total other income (deductions)                        8           42         (294)
                                                                              ---------------------------------
Fixed Charges          Interest on long-term debt                                193          204          169
                       Other interest                                             18           24           35
                       Capitalized interest                                       (6)          (5)          (3)
                       Preferred dividends                                        24           11           11
                                                                              ---------------------------------
                            Net fixed charges                                    229          234          212
                                                                              ---------------------------------
Net Income (Loss)                                                             $  179       $  155       $ (297)
                                                                              =================================
Average Common Shares Outstanding                                                 86           81           80
                                                                              =================================
Earnings (Loss) Per Average Common Share                                      $ 2.09       $ 1.90       $(3.72)
                                                                              =================================
Dividends Declared Per Common Share                                           $  .78       $  .60       $  .48
                                                                              =================================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Cash Flows                                                CMS Energy Corporation

                                                                                                In Millions

Years Ended December 31                                                           1994      1993      1992

Cash Flows From        Net income (loss)                                         $ 179     $ 155     $(297)
Operating Activities     Adjustments to reconcile net income (loss) to
                           net cash provided by operating activities
                             Depreciation, depletion and amortization (includes
                               nuclear decommissioning depreciation of $49,
                               $46 and $46, respectively)                          379       364       347
                             Debt discount amortization                             37        36        12
                             Capital lease amortization                             36        31        41
                             Deferred income taxes and investment tax credit        56        56      (185)
                             Accretion expense                                      35        36         -
                             Accretion income - abandoned Midland project          (13)      (14)      (15)
                             MCV power purchases - settlement (Note 3)             (87)      (84)        -
                             Loss on MCV power purchases - settlement (Note 3)       -         -       520
                             Changes in other assets and liabilities (Note 15)      12       (88)       25
                             Other                                                 (22)       (8)        8
                                                                                 ------    ------    ------
                               Net cash provided by operating activities           612       484       456
                                                                                 ------    ------    ------
Cash Flows From        Capital expenditures (excludes capital lease additions
Investing Activities     of $36, $58 and $69, respectively and DSM) (Note 15)     (575)     (550)     (487)
                       Investments in partnerships and unconsolidated
                         subsidiaries                                              (53)     (108)      (12)
                       Investments in nuclear decommissioning trust funds          (49)      (46)      (46)
                       Cost to retire property, net                                (38)      (32)      (14)
                       Deferred demand-side management costs                        (9)      (52)      (26)
                       Proceeds from sale of property                               20         6        12
                       Proceeds from MCV Bonds                                       -       322        10
                       Sale of subsidiary                                            -       (14)        -
                       Proceeds from Bechtel settlement                              -         -        46
                       Other                                                        (5)       (5)       (1)
                                                                                 ------    ------    ------
                               Net cash used in investing activities              (709)     (479)     (518)
                                                                                 ------    ------    ------
Cash Flows From        Proceeds from bank loans, notes and bonds                   701       673       607
Financing Activities   Issuance of preferred stock                                 193         -         -
                       Increase (decrease) in notes payable, net                    80        44      (493)
                       Issuance of common stock                                     30       132         -
                       Repayment of bank loans                                    (473)     (192)       (1)
                       Retirement of bonds and other long-term debt               (279)     (645)      (12)
                       Payment of common stock dividends                           (67)      (49)      (38)
                       Payment of capital lease obligations                        (35)      (26)      (36)
                       Retirement of common stock                                   (2)       (3)       (1)
                                                                                 ------    ------    ------
                               Net cash provided by (used in)
                                 financing activities                              148       (66)       26
                                                                                 ------    ------    ------
Net Increase (Decrease) in Cash and Temporary Cash Investments                      51       (61)      (36)

                       Cash and temporary cash investments
                               Beginning of year                                    28        89       125
                                                                                 ------    ------    ------
                               End of year                                       $  79     $  28     $  89
                                                                                 ======    ======    ======

The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                          CMS Energy Corporation


ASSETS                                                                                          In Millions

December 31                                                                                  1994      1993

Plant and Property      Electric                                                           $5,771    $5,472
(At Cost)               Gas                                                                 2,102     1,964
                        Oil and gas properties (full-cost method)                             934       845
                        Other                                                                  73        67
                                                                                           ----------------
                                                                                            8,880     8,348
                        Less accumulated depreciation, depletion and amortization (Note 2)  4,299     4,022
                                                                                           ----------------
                                                                                            4,581     4,326
                        Construction work-in-progress                                         245       257
                                                                                           ----------------
                                                                                            4,826     4,583
                                                                                           ----------------
Investments             First Midland Limited Partnership (Notes 3 and 18)                    218       213
                        Independent power production                                          151       115
                        Midland Cogeneration Venture Limited Partnership (Notes 3 and 18)      74        67
                        Other                                                                  56        26
                                                                                           ----------------
                                                                                              499       421
                                                                                           ----------------
Current Assets          Cash and temporary cash investments at cost, which
                          approximates market                                                  79        28
                        Accounts receivable and accrued revenue, less allowances
                          of $5 in 1994 and $4 in 1993 (Note 6)                               154       149
                        Inventories at average cost
                          Gas in underground storage                                          235       228
                          Materials and supplies                                               75        74
                          Generating plant fuel stock                                          37        41
                        Deferred income taxes (Note 5)                                         34        17
                        Trunkline settlement (Note 4)                                          30        31
                        Prepayments and other                                                 186       195
                                                                                           ----------------
                                                                                              830       763
                                                                                           ----------------
Non-current Assets      Postretirement benefits (Note 10)                                     484       491
                        Nuclear decommissioning trust funds (Note 2)                          213       165
                        Abandoned Midland project (Note 4)                                    147       162
                        Trunkline settlement (Note 4)                                          55        86
                        Other                                                                 330       293
                                                                                           ----------------
                                                                                            1,229     1,197
                                                                                           ----------------

Total Assets                                                                               $7,384    $6,964
                                                                                           ================


                                                                                     CMS Energy Corporation


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                        In Millions

December 31                                                                                  1994      1993

Capitalization          Common stockholders' equity                                        $1,107    $  966
(Note 7)                Preferred stock of subsidiary                                         356       163
                        Long-term debt                                                      2,709     2,405
                        Non-current portion of capital leases                                 108       115
                                                                                           ----------------
                                                                                            4,280     3,649
                                                                                           ----------------




Current Liabilities     Current portion of long-term debt and capital leases                   64       368
                        Notes payable                                                         339       259
                        Accounts payable                                                      193       171
                        Accounts payable - related parties                                     50        46
                        Accrued taxes                                                         217       233
                        MCV power purchases - settlement (Note 3)                              95        82
                        Accrued interest                                                       40        40
                        Accrued refunds                                                        25        28
                        Other                                                                 198       189
                                                                                           ----------------
                                                                                            1,221     1,416
                                                                                           ----------------




Non-current             Deferred income taxes (Note 5)                                        582       509
Liabilities             Postretirement benefits (Note 10)                                     550       540
                        MCV power purchases - settlement (Note 3)                             324       391
                        Deferred investment tax credits                                       181       191
                        Trunkline settlement (Note 4)                                          55        86
                        Regulatory liabilities for income taxes, net (Notes 5 and 17)          16         6
                        Other                                                                 175       176
                                                                                           ----------------
                                                                                            1,883     1,899
                                                                                           ----------------

                        Commitments and Contingencies (Notes 2, 3, 4, 11, 12 and 13)




Total Stockholders' Investment and Liabilities                                             $7,384    $6,964
                                                                                           ================


The accompanying notes are an integral part of these statements.



Consolidated Statements of Long-Term Debt                                            CMS Energy Corporation

                                                                                                In Millions


December 31                                                                              1994         1993

First Mortgage Bonds             Series (%)     Due
                                    5-7/8      1996                                    $   36       $   36
                                    6          1997                                        50           50
                                    8-3/4      1997                                         -            5
                                    8-3/4      1998                                       248          248
                                    6-5/8      1998                                        45           45
                                    6-7/8      1998                                        43           43
                                    9-1/8      1998                                         -            5
                                    7-5/8      1999                                         -           48
                                    8-7/8      1999                                       200          200
                                    7-1/2      2001                                        57           57
                                    7-1/2      2002                                        62           62
                                    7-1/2      2002                                         -           43
                                    6-3/8      2003                                       300          300
                                    7-3/8      2023                                       300          300
                                                                                       -------      -------
                                                                                        1,341        1,442
Long-Term Bank Debt                                                                       400          469
Senior Deferred Coupon Notes                                                              355          466
Unsecured Credit Facility                                                                 196            -
Pollution Control Revenue Bonds                                                           131          131
Bank Loans                                                                                110          115
Nuclear Fuel Disposal                                                                      95           90
General Term Notes                                                                         94            -
Senior Serial Notes                                                                        36           45
4-5/8% Debentures                                                                           -           26
Tax Exempt Bonds                                                                            -           22
Other                                                                                       6           13
                                                                                       -------      -------
Principal Amount Outstanding                                                            2,764        2,819
Current Amounts                                                                           (21)        (333)
Net Unamortized Discount                                                                  (34)         (81)
                                                                                       -------      -------
Total Long-Term Debt                                                                   $2,709       $2,405
                                                                                       =======      =======


LONG-TERM DEBT MATURITIES AND IMPROVEMENT FUND OBLIGATIONS                                      In Millions


          First                                    Senior                    Unsecured
        Mortgage    Improvement    Long-Term      Deferred        General      Credit
          Bonds         Fund       Bank Debt    Coupon Notes    Term Notes    Facility     Other     Total

1995      $  -           $8           $  -          $  -            $ -         $  -       $ 13       $ 21
1996        36            8              -             -              -            -         46         90
1997        50            8              -           172             92          196        115        633
1998       336            7            200             -              -            -         37        580
1999       200            3            200           183              2            -         29        617


The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                                            CMS Energy Corporation


                                                       Optional
                                                     Redemption         Number of Shares         In Millions
December 31                                 Series        Price         1994        1993       1994     1993

Consumers' Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption            $4.16      $103.25       68,451      68,451       $  7     $  7
                                              4.50       110.00      373,148     373,148         37       37
                                              7.45       101.00      379,549     379,549         38       38
                                              7.68       101.00      207,565     207,565         21       21
                                              7.72       101.00      289,642     289,642         29       29
                                              7.76       102.21      308,072     308,072         31       31

Consumers' Class A Preferred Stock
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption             2.08     (Note 7)    8,000,000           -        193        -
                                                                                               ----     ----
Total Preferred Stock                                                                          $356     $163
                                                                                               ====     ====


The accompanying notes are an integral part of these statements.



Consolidated Statements of Common Stockholders' Equity                                CMS Energy Corporation


                                                                                                In Millions,
                                                                                     Except Number of Shares

                                                                          Other      Retained
                                              Number       Common       Paid-in      Earnings
                                           of Shares        Stock       Capital      (Deficit)        Total

Balance at January 1, 1992                79,824,385           $1        $1,537         $(478)       $1,060

     Net loss                                                                            (297)         (297)
     Common stock dividends declared                                                      (38)          (38)
     Common stock reacquired                  (9,101)                        (1)                         (1)
     Common stock reissued                   150,438                          3                           3
                                          -----------          --        -------        ------       -------
Balance at December 31, 1992              79,965,722            1         1,539          (813)          727

     Net income                                                                           155           155
     Common stock dividends declared                                                      (49)          (49)
     Common stock reacquired                 (97,442)                        (3)                         (3)
     Common stock issued                   5,135,726                        132                         132
     Common stock reissued                   192,789                          4                           4
                                          -----------          --        -------        ------       -------
Balance at December 31, 1993              85,196,795            1         1,672          (707)          966

     Net income                                                                           179           179
     Common stock dividends declared                                                      (67)          (67)
     Common stock reacquired                 (85,174)                        (2)                         (2)
     Common stock issued                   1,389,578                         30                          30
     Common stock reissued                    33,350                          1                           1
                                          ----------           --        -------        ------       -------
Balance at December 31, 1994              86,534,549           $1        $1,701         $(595)       $1,107
                                          ==========           ==        =======        ======       =======


The accompanying notes are an integral part of these statements.


                          CMS Energy Corporation
                Notes to Consolidated Financial Statements


1:   Corporate Structure

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in several non-utility energy-related businesses including: 1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) gas marketing services to utility, commercial and industrial customers, and 4) storage and transmission of natural gas.


2:   Summary of Significant Accounting Policies and Other Matters

Basis of Presentation:  The consolidated financial statements include
CMS Energy, Consumers and Enterprises and their wholly owned subsidiaries. CMS Energy uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating revenue. For the years ended December 31, 1994, 1993 and 1992, equity earnings (losses) were $34 million, $17 million, and $(6) million, respectively.

Gas Inventory: Consumers uses the weighted average cost method for valuing working gas inventory. Cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, is recorded in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

Maintenance, Depreciation and Depletion: Property repairs and minor property replacements are charged to maintenance expense. Depreciable property retired or sold plus cost of removal (net of salvage credits) is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.5 percent for 1994 and 3.4 percent for 1993 and 1992. The composite rate for gas utility plant was 4.2 percent for 1994,
4.4 percent for 1993 and 4.3 percent for 1992.

CMS NOMECO follows the full-cost method of accounting and, accordingly, capitalizes its exploration and development costs, including the cost of non-productive drilling and surrendered acreage, on a country-by-country basis. The capitalized costs in each cost center are being amortized on an overall units-of-production method based on total estimated proven oil and gas reserves.

The composite rates for Consumers' common property, CMS NOMECO's other property, and other property of CMS Energy and its subsidiaries were 4.3 percent in 1994, 4.5 percent in 1993 and 4.7 percent in 1992.

New Accounting Standards: In December 1994, the American Institute of Certified Public Accountants issued Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties, effective for 1995 year-end financial statements. CMS Energy does not believe that it will be significantly affected by the statement, which requires disclosures about the nature of a company's operations and the use of estimates in financial statements. For other recent accounting standards regarding financial instruments, see Note 8.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under federal law, the DOE is responsible for permanent disposal of spent nuclear fuel at costs to be paid by affected utilities. However, in 1994, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository. The DOE is exploring options to offset the costs incurred by nuclear utilities to store spent nuclear fuel on site. For fuel burned after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers it through electric rates and remits it to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983, until the spent fuel is delivered to the DOE, which was originally scheduled to occur in 1998. At December 31, 1994, Consumers has recorded a liability to the DOE of $95 million, including interest. Consumers has been recovering through electric rates the amount of this liability, excluding a portion of interest.

Nuclear Plant Decommissioning: Consumers collects estimated costs to decommission its two nuclear plants through a monthly surcharge to electric customers which currently totals $45 million annually. On March 1, 1995, Consumers filed updated decommissioning estimates with the MPSC which increased the estimated decommissioning costs for Big Rock to $290 million from $221 million and for Palisades to $502 million from $423 million (in 1994 dollars). The increase in the estimated decommissioning costs principally reflects the unavailability of low- and high-level radioactive waste disposal facilities. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. To meet NRC decommissioning requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. Consumers currently plans to maintain the facilities in protective storage until radioactive waste disposal facilities are available. As a result, the majority of decommissioning costs will be incurred significantly later than originally anticipated. Consumers has asked the NRC for an exemption from its requirement for assurance that the Big Rock decommissioning funds will at least equal the adjusted "minimum certification" amount of $361 million (in 1994 dollars) since the site specific cost study for Big Rock demonstrates that a lesser amount will cover the projected decommissioning costs for which the assurance is required. When Big Rock's and Palisades' NRC licenses expire in 2000 and 2007, respectively, the trust funds are estimated to have accumulated to $257 million and $686 million, respectively. At the time the plants are fully decommissioned (in the years 2030 for Big Rock and 2046 for Palisades), the trust funds are estimated to provide $1 billion for Big Rock and $2.1 billion for Palisades including trust earnings over this period. Accordingly, Consumers believes that the current decommissioning surcharge is sufficient. At December 31, 1994, Consumers had an investment in nuclear decommissioning trust funds of $213 million. For information regarding reactor embrittlement at Palisades, see Note 13.

Reclassifications: CMS Energy has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect the net income or net losses for the years presented.

Related-Party Transactions: In 1994, 1993 and 1992, Consumers purchased $48 million, $52 million and $36 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling approximately $22 million, $27 million and $21 million for 1994, 1993 and 1992, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 18. Other related-party transactions are immaterial.

Revenue and Fuel Costs: Consumers accrues revenue for electricity and gas used by its customers but not billed at the end of an accounting period. Consumers also accrues or reduces revenue for any underrecovery or overrecovery of electric power supply costs and natural gas costs by establishing a corresponding asset or liability until it bills these unrecovered costs or refunds the excess recoveries to customers following reconciliation hearings conducted before the MPSC.

Utility Regulation: Consumers accounts for the effects of regulation under SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized. Consumers' regulatory assets and liabilities are described in Note 18.

Other:  For significant accounting policies regarding income taxes, see
Note 5; for pensions and other postretirement benefits, see Note 10; and for cash equivalents, see Note 15.


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. At December 31, 1994, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' obligation for purchase of contract capacity from the MCV Partnership under the PPA was 1,132 MW in 1994 and increases to a maximum amount of 1,240 MW in 1995 and thereafter. Prior to 1993, the MPSC allowed Consumers to recover costs of power purchased from the MCV Partnership at levels significantly less than Consumers paid. In March 1993, the MPSC approved, with modifications, a settlement proposal which allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity effective January 1993. Capacity and energy purchases from the MCV Partnership above the 915 MW level can be competitively bid into Consumers' next solicitation for power or, if necessary, utilized for current power needs. In either instance, the MPSC would determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. At the request of the MPSC, the MCV Partnership confirmed that it did not object to the Settlement Order. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals.

The PPA provides that Consumers is to pay to the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge which is based primarily on Consumers' average cost of coal consumed. The Settlement Order permits Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW of capacity and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. For all economic energy deliveries above the availability limits to 915 MW, Consumers is allowed to recover 1/2 cent per kWh capacity payment in addition to the variable energy charge.

In 1992, Consumers recognized an after-tax loss of $343 million which was the present value of an undiscounted after-tax loss of $789 million, based on Consumers' estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries, including fixed energy charges (in connection with a dispute with the MCV Partnership discussed below) which were being escrowed, were $61 million in 1994 and $59 million in 1993. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred.
Consumers estimates its future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are shown in the table below.

                                                  After-tax, In Millions
                               1995     1996      1997      1998    1999
                               ----     ----      ----      ----    ----

Expected cash underrecoveries   $60      $56       $55       $ 8     $ 9

Possible additional under-
 recoveries and losses (a)      $20      $20       $22       $72     $72

(a) If unable to sell any capacity above the MPSC's authorized level.

At December 31, 1994 and 1993, the after-tax, present value of the Settlement Order liability totaled $272 million and $307 million, respectively. The reduction in the Settlement Order liability during 1994 reflects after-tax cash underrecoveries related to capacity totaling $57 million, partially offset by after-tax accretion expense of $22 million.

In connection with the MPSC's approval of the settlement proposal discussed above, Consumers and the MCV Partnership engaged in arbitration under the PPA regarding the payment of certain fixed energy charges. In January 1995, the arbitrator ruled in favor of Consumers' interpretation of the PPA and found that Consumers was entitled to the immediate return of an estimated $22 million, representing the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to the Settlement Order (1990 - 1992). Consumers had escrowed approximately $16 million of this amount. The arbitrator postponed the return of payments for 1993 and 1994 because the Settlement Order is still subject to pending appeals. The amount under dispute in 1994 is approximately $9 million and increases each year thereafter, averaging approximately $17 million per year over the life of the contract. Consumers believes it is premature to recognize any current year earnings benefit from this award until the remaining amount of MCV capacity is sold and/or the market for the capacity is confirmed.

In May 1994, Consumers was notified by the MCV that it was initiating further arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct. The amount in dispute, which relates to the period beginning in 1990 and continuing through the term of the PPA, has been estimated by the MCV Partnership to total $6.3 million annually. An arbitrator has been selected and a ruling is expected in the third quarter of 1995. Consumers cannot predict the outcome of this arbitration.

In 1994, the lessors of the MCV Facility filed a lawsuit against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of the arbitration between the MCV Partnership and Consumers discussed above. The action alleged damages in excess of $1 billion and sought injunctive relief relative to Consumers' payments of the fixed energy charges. In February 1995, after the arbitrator's decision, the lessors voluntarily withdrew this lawsuit.

In July 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility. Additionally, in February 1995, Consumers agreed to pay $15 million to terminate a power purchase agreement with a 44 MW wood and chipped tire facility. Consumers plans to seek MPSC approval to substitute less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. This proposed substitution of capacity would start in late 1996, the year the coal-fired cogeneration facility was scheduled to begin operations. The capacity substitution represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for similar facilities. As a result, Consumers has recorded a regulatory asset of $45 million ($30 million in 1994), which it believes will ultimately be recoverable in rates.

MCV-related PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. In March 1994, the MPSC issued an order in the PSCR reconciliation case for 1992 confirming Consumers' recovery for the purchase of 840 MW from the MCV in accordance with the MPSC plan case order and allowing recovery for the purchase of power above 840 MW based on replacement power costs. The MPSC subsequently confirmed the recovery of MCV-related costs consistent with the Settlement Order as part of the 1993 and 1994 plan case orders. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.


4:   Rate Matters

Electric Rate Case: In May 1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, postretirement benefits, and the continuation of certain DSM programs.
The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers by allocating $40 million of the rate increase to residential customers.

In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes a proposed increase in Consumers' authorized rate of return on equity to 12.75 percent from 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. Consumers has requested that the MPSC eliminate the remainder of rate cross-subsidization of residential rates in a two-step adjustment, eliminate all DSM expenditures after April 1995 and allow recovery of all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington (see Note 12). In January 1995, Consumers filed a request with the MPSC, seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts, which if approved would result in a net decrease in depreciation expense of $7 million (see Electric Rate Case discussion in the Management's Discussion and Analysis).

Abandoned Midland Project: In 1991, the MPSC ordered that Consumers could collect $35 million pretax annually for the next 10 years for its abandoned nuclear project. Consumers is amortizing the abandoned assets against current income over the recovery period using an interest method. Consumers was not permitted to earn a return on the portion of the abandoned investment for which the MPSC was allowing recovery. The loss of a return on the amount being recovered is reflected in earnings as accretion income. An after-tax total of $27 million remains to be included in accretion income through April 2001. In December 1994, the Court of Appeals upheld the MPSC orders allowing recovery of the abandoned investment. Consumers and ABATE have appealed this decision to the Michigan Supreme Court. Management cannot predict the outcome of this issue.

Electric DSM: As a result of settlement discussions regarding DSM and an MPSC order, Consumers agreed to spend $65 million over two years on DSM programs. Consumers completed the customer participation portion of these DSM programs in 1993. Based on the criteria set out in the DSM settlement agreement approved by the MPSC, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately allow collection of $11 million of incentive revenue. Accordingly, during 1994, Consumers recognized $11 million in revenue, related to its DSM program.
A final order from the MPSC is expected by mid-1995.

In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to recover DSM expenditures which exceeded $65 million and to continue certain programs ($30 million annually) in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from customers in accordance with an MPSC accounting order. The unamortized balance of deferred costs totaled $71 million at December 31, 1994 and 1993.

PSCR Issues: In November 1994, an ALJ issued a proposal for decision in the 1993 PSCR reconciliation proceeding that addressed issues related to an extended refueling and maintenance outage that began at Palisades in June 1993 and ended in November 1993. Consumers conceded that one day of the 1993 outage was unnecessary, while the ALJ found that 22 days of the outage were the result of imprudent actions and recommended a disallowance of $4 million of replacement power costs. While Consumers has taken exception to the ALJ's proposal, it has accrued a loss for this issue for 1994. In addition, from mid-February through mid-June 1994, Palisades took an unscheduled outage to repair valve leakage and conduct other needed inspections and repairs. The 1994 outage will be reviewed as part of the 1994 reconciliation proceeding.

The Energy Act imposes an obligation on the utility industry to decommission DOE uranium enrichment facilities. In 1994, the MPSC authorized Consumers to recover through electric rates its required decommissioning payments to the DOE. At December 31, 1994, Consumers' remaining liability and regulatory asset each totaled $25 million.

Gas Rates: In July 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits against 1994 earnings. The agreement was reached in response to a claim that gas utility business earnings for 1993 were excessive. This charge against earnings partially offsets savings related to reduced state property taxes. The agreement also provides for an additional $4 million of postretirement benefit costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers filed a gas rate case in December 1994.
Consumers requested an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of 13.25 percent. Consumers expects an MPSC decision in late 1995. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

GCR Issues: In 1993, the MPSC provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively. As a result, Consumers was not allowed to recover $13 million of costs incurred prior to February 1993. Consumers previously had accrued a loss in excess of the disallowed amount. Future disallowances are not anticipated, unless appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. In 1992, Consumers recorded a liability and regulatory asset for the principal amount of payments due Trunkline. In 1993, the MPSC approved a separate settlement agreement providing full recovery of the liability over a five-year period. At December 31, 1994, the remaining liability and regulatory asset were $85 million.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on the financial statements.


5:   Income Taxes

CMS Energy and its subsidiaries (including Consumers) file a consolidated federal income tax return. Income taxes are generally allocated based on each subsidiary's separate taxable income. CMS Energy and Consumers practice full deferred tax accounting for temporary differences.

CMS Energy uses ITC to reduce current income taxes payable and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that can be carried forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT.

The significant components of income tax expense (benefit) consisted of:

                                                             In Millions
Years Ended December 31                   1994         1993         1992
- -----------------------                  -----        -----        -----

Current federal income taxes             $  36        $  19        $  39
Deferred income taxes                       66           67         (177)
Deferred income taxes - tax rate change      -           (1)           -
Deferred ITC, net                          (10)         (10)          (8)
                                         -----        -----        -----

                                          $ 92        $  75        $(146)
                                         =====        =====        =====

Operating                                $ 104         $ 92        $  22
Other                                      (12)         (17)        (168)
                                         -----        -----        -----

                                          $ 92        $  75        $(146)
                                         =====        =====        =====

The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                             In Millions
December 31                                            1994         1993
- -----------                                         -------      -------
Property                                            $  (601)     $  (580)
Unconsolidated investments                             (246)        (194)
Postretirement benefits (Note 10)                      (179)        (180)
Abandoned Midland project (Note 4)                      (51)         (57)
Employee benefit obligations (includes
 postretirement benefits of $176 and $182) (Note 10)    205          204
AMT carryforward                                        154          110
MCV power purchases - settlement (Note 3)               146          165
ITC carryforward (expires 2005)                          37           48
Other                                                   (13)          (8)
                                                    -------      -------

                                                    $  (548)     $  (492)
                                                    =======      =======

Gross deferred tax liabilities                      $(1,661)     $(1,571)
Gross deferred tax assets                             1,113        1,079
                                                    -------      -------

                                                    $  (548)     $  (492)
                                                    =======      =======

The actual income tax expense (benefit) differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                             In Millions
Years Ended December 31                   1994         1993         1992
- -----------------------                 ------       ------       ------

Net income (loss) before preferred
  dividends                              $ 203        $ 166       $ (286)
Income tax expense (benefit)                92           75         (146)
                                        ------       ------       ------

                                           295          241         (432)
Statutory federal income tax rate        x 35%        x 35%        x 34%
                                        ------       ------       ------

Expected income tax expense (benefit)      103           84         (147)
Increase (decrease) in taxes from:
 Capitalized overheads previously
  flowed through                             5            5            5
 Differences in book and tax
  depreciation not previously deferred       6            6            9
 ITC amortization and utilization           (9)         (11)         (11)
 Nonconventional fuel tax credit            (8)          (6)          (4)
 Other, net                                 (5)          (3)           2
                                        ------       ------       ------

                                          $ 92        $  75       $ (146)
                                        ======       ======       ======


6:   Short-Term Financings

In 1994, the FERC granted Consumers' request for authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $470 million facility and unsecured, committed lines of credit aggregating $185 million that are used to finance seasonal working capital requirements. At December 31, 1994, $170 million and $166 million were outstanding under these facilities at weighted average interest rates of 6.3 percent and 7.3 percent, respectively. Consumers has an established $500 million trade receivables purchase and sale program. At December 31, 1994 and 1993, receivables sold under the agreement totaled $275 million and $285 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.


7:   Capitalization

CMS Energy

Capital Stock: On February 14, 1995, CMS Energy mailed a proxy statement to its shareholders seeking their approval to amend its Articles of Incorporation and authorize a new class of Common Stock of CMS Energy. This proposed new class of Common Stock, designated Class G Common Stock, would reflect the separate performance of the gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage (such businesses, collectively, would be the "Consumers Gas Group"). The existing CMS Energy Common Stock would continue to be outstanding if and after any shares of Class G Common Stock were issued by CMS Energy and would reflect the performance of all of the businesses of CMS Energy and its subsidiaries, including the business of the Consumers Gas Group, except for the interest in the Consumers Gas Group attributable to any outstanding shares of the Class G Common Stock.

CMS Energy also filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities. Such securities could encompass Common Stock of CMS Energy (including Class G if approved), Preferred Stock of CMS Energy or a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy. CMS Energy will continually evaluate the capital markets and may offer such instruments from time to time, at terms to be determined at or prior to the time of the sale.

CMS Energy's Articles permit it to issue up to 250 million shares of common stock at $.01 par value and up to 5 million shares of preferred stock at $.01 par value. Under the Unsecured Credit Facility and the Indentures pursuant to which the GTNs are issued, which currently contain CMS Energy's most restrictive dividend covenants, CMS Energy is permitted to pay, as dividends on its common stock, an amount not to exceed the total of its net income, as defined in the Indentures, and any proceeds received from the issuance or sale of common stock as defined in the agreements and $120 million, provided there exists no event of default under the terms of the Unsecured Credit Facility or GTNs. The same formula applies to limits available to repurchase or reacquire CMS Energy stock for either the payment of dividends or repurchase of stock.

In October 1994, CMS Energy filed a shelf-registration statement for the offering and issuance of up to two million shares of common stock. As described in the SEC filing, the shares may be offered and issued in connection with acquisitions of energy-related business and assets. In October 1993, CMS Energy issued an additional 4.6 million shares of common stock at a price of $26-5/8. The net proceeds of $119 million were used to reduce existing debt and for general corporate purposes.

Long-Term Debt: In October 1992, CMS Energy received proceeds of $130 million and $219 million from the issuance of Series A and Series B Notes, respectively. Interest will accrue and increase the principal to the face value of the Notes through October 1, 1995. After such date, interest will be paid semi-annually commencing April 1, 1996, at a rate of 9.5 percent per annum for the Series A Notes and 9.875 percent per annum for the Series B Notes. As of January 31, 1995, $328 million of Notes was outstanding.

In January 1994, CMS Energy filed a shelf-registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. The net proceeds are being used to reduce the amount of Notes outstanding and for general corporate purposes. The GTNs may be offered from time to time on terms to be determined at the time of sale. As of January 31, 1995, $99 million of GTNs was outstanding at a weighted average interest rate of
7.5 percent and the principal amount of Series B Notes outstanding was reduced by $114 million to a balance of $167 million.

In July 1994, CMS Energy refinanced its Secured Credit Facility with a new $400 million Unsecured Credit Facility and extended the termination date to June 30, 1997. As of December 31, 1994, $196 million was outstanding at a weighted average interest rate of 6.8 percent leaving $204 million available at December 31, 1994.

Consumers

Capital Stock: During 1994, Consumers issued and sold 8 million shares of Class A Preferred Stock (cumulative, without par value) with an annual dividend of $2.08. Net proceeds to Consumers were $193 million. The stock is redeemable at the option of Consumers, on or after April 1, 1999, at a redemption price of $25 per share plus accrued dividends.

At December 31, 1992, Consumers effected a quasi-reorganization in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. This action had no effect on CMS Energy's consolidated financial statements.

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with appropriate state and federal law. In the first quarter of 1994, Consumers redeemed first mortgage bonds totaling $101 million. These redemptions completed Consumers' commitment to the MPSC, under a 1993 financing order to refinance certain long-term debt.

Long-Term Bank Debt: In 1994, subsequent to MPSC authorization, Consumers entered into a new $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance its then existing long-term, variable rate, credit agreement and to reduce short-term borrowings. At December 31, 1994, the new loan carried a weighted average interest rate of 6.5 percent. In 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for a fixed-rate interest of 5.2 percent on $250 million of its long-term bank debt. The swap agreement hedges the variable rate exposure associated with Consumers' long-term bank debt and had the effect of increasing the weighted average interest rate to 5.3 percent from 5.0 percent for the 12-month period ended December 31, 1994. The current swap agreement began to decrease in February 1995 and will terminate by May 1996. In February 1995, Consumers entered into another hedging agreement for $100 million to reduce its exposure to variable rate interest associated with its long-term bank debt.

Other: Consumers has a total of $131 million of long-term PCRBs outstanding (secured by irrevocable letters of credit and first mortgage bonds) with a weighted average interest rate of 4.8 percent as of December 31, 1994.

In 1994, Consumers received a $100 million equity investment from CMS Energy. The investment was consistent with CMS Energy's plan to improve Consumers' capital structure and was recognized and included in the capitalization structure employed by the MPSC as part of Consumers' most recent electric rate order.

CMS NOMECO

As of December 31, 1994, CMS NOMECO had total debt outstanding of $129 million. Senior serial notes amounting to $36 million with a weighted average interest rate of 9.4 percent are outstanding from a private placement. Available existing credit lines total $110 million. At December 31, 1994, $89 million was outstanding at a weighted average interest rate of 7.3 percent. CMS NOMECO also has $4 million outstanding under other credit agreements.

CMS Generation

In May 1994, MOAPA redeemed $22 million of Clark County, Nevada tax-exempt bonds. The bonds had been included in current maturities on the balance sheet and the funds held in a trust account had been included as other current assets. The bonds were issued in 1990 for the purpose of providing partial funding for the development of a proposed tires-to-energy solid waste disposal and resource recovery facility which was never constructed.

In January 1995, CMS Generation entered into a one-year $118 million bridge credit facility, for the acquisition of HYDRA-CO. CMS Energy is currently evaluating permanent financing options.


8:   Financial Instruments

The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term investments in financial instruments, approximate fair value. The carrying amount of long-term debt was $2.7 billion and $2.4 billion and the fair value of long-term debt was $2.6 billion and $2.6 billion as of December 31, 1994 and 1993, respectively. Although the current fair value of the long-term debt may differ from the current carrying amount, settlement of the reported debt is generally not expected until maturity.

The fair values of CMS Energy's off-balance-sheet financial instruments are based on the amounts estimated to terminate or settle the instruments. The fair value of interest rate swap agreements was $(5) million and $6 million and guarantees/letters of credit outstanding were $123 million and $96 million as of December 31, 1994 and 1993, respectively (see Note 7).

Effective January 1, 1994, CMS Energy adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which did not materially impact CMS Energy's financial position or results of operations.

9:   Executive Incentive Compensation

Under CMS Energy's Performance Incentive Stock Plan, restricted shares of common stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. The plan reserves for award not more than 2 percent of CMS Energy's common stock outstanding on January 1 each year, less the number of shares of restricted common stock awarded and of common stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures are subject to award under the plan. At December 31, 1994, awards of up to 402,316 shares of common stock may be issued.

Restricted shares of common stock are outstanding shares with full voting and dividend rights. Performance criteria were added in 1990 based on CMS Energy's total return to shareholders. Shares of restricted common stock cannot be distributed until they are vested and the performance objectives are met. Further, the restricted stock is subject to forfeiture if employment terminates before vesting. If key employees exceed performance objectives, the plan will allow additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1994, 314,856 shares of the 330,356 restricted shares outstanding are subject to performance objectives.

Consumers' Executive Stock Option and Stock Appreciation Rights Plan, an earlier plan approved by shareholders, remains in effect until all authorized options are granted or September 25, 1995. At December 31, 1994, options for 43,000 shares remained to be granted.

Under both plans, for stock options and stock appreciation rights, the exercise price on each grant date equaled the closing market price on the grant date. Options are exercisable upon grant and expire up to 10 years and one month from date of grant. The status of the restricted stock granted under the Performance Incentive Stock Plan and options granted under both plans follows:

                                  Restricted
                                       Stock             Options
                                  ----------         ---------------
                                      Number      Number             Price
                                   of Shares   of Shares         per Share
                                   ---------   ---------   ---------------
Outstanding at January 1, 1992       275,063   1,291,091   $ 7.13 - $34.25
  Granted                            101,000     215,000   $17.13 - $18.00
  Exercised or Issued                (37,422)    (21,000)  $13.00 - $16.00
  Canceled                           (15,375)    (50,000)  $20.50 - $33.88
                                     -------   ---------   ---------------

Outstanding at December 31, 1992     323,266   1,435,091   $ 7.13 - $34.25
  Granted                            132,000     249,000   $25.13 - $26.25
  Exercised or Issued                (54,938)   (152,125)  $ 7.13 - $21.13
  Canceled                           (84,141)    (33,000)  $20.50 - $33.88
                                     -------   ---------   ---------------

Outstanding at December 31, 1993     316,187   1,498,966   $ 7.13 - $34.25
  Granted                            133,500     273,000   $21.25 - $22.38
  Exercised or Issued                (39,361)   (158,300)  $ 7.13 - $22.00
  Canceled                           (79,970)   (123,000)  $26.25 - $33.88
                                     -------   ---------   ---------------

Outstanding at December 31, 1994     330,356   1,490,666   $ 7.13 - $34.25
                                     =======   =========   ===============

10:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions: CMS Energy and its subsidiaries adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 18). CMS Energy's non-utility subsidiaries expensed their accumulated transition obligation liability. The amount of such transition obligation is not material to the presentation of the consolidated financial statements or significant to CMS Energy's total transition obligation. Both the MPSC and FERC have generally allowed recovery of SFAS 106 costs. The MPSC's generic order allows utilities three years to seek recovery of costs. In May 1994, the MPSC authorized recovery of the electric utility portion of these costs over 18 years. In December 1994, Consumers requested recovery of the gas utility portion of these costs (see Note 4). CMS Energy funds the benefits using external Voluntary Employee Beneficiary Associations. Funding of the health care benefits coincides with Consumers' recovery in rates. A portion of the life insurance benefits have previously been funded.

Retiree health care costs at December 31, 1994, are based on the assumption that costs would increase 10 percent in 1995, then decrease gradually to 6 percent in 2004 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a 1 percentage point increase in each year's estimated health care cost assumption would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $85 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1994 by $10 million.

For the years ended December 31, 1994, 1993 and 1992, the weighted average discount rate was 8 percent, 7.25 percent and 8 percent, respectively, and the expected long-term rate of return on plan assets was 7 percent, 8.5 percent and 8.5 percent, respectively. Net periodic postretirement benefit cost for health care benefits and life insurance benefits was $54 million in 1994, $51 million in 1993 and $49 million in 1992. The 1994, 1993 and 1992 cost was comprised of $13 million, $13 million and $10 million for service plus $41 million, $38 million and $39 million for interest, respectively.

The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31 as follows:

                                                             In Millions
                                                          1994      1993
                                                        ------    ------
Actuarial present value of estimated benefits
  Retirees                                              $  338    $  282
  Eligible for retirement                                   44        54
  Active (upon retirement)                                 170       190
                                                        ------    ------

Accumulated postretirement benefit obligation              552       526
Plan assets at fair value                                   36         4
                                                        ------    ------

Projected postretirement benefit obligation
 in excess of plan assets                                 (516)     (522)
Unrecognized prior service cost                            (39)      (39)
Unrecognized net loss                                       35        41
                                                        ------    ------

Recorded liability                                      $ (520)   $ (520)
                                                        ======    ======

CMS Energy's postretirement health care plan is partially funded; the accumulated postretirement benefit obligation for that plan is $536 million and $514 million at December 31, 1994 and 1993, respectively.

Supplemental Executive Retirement Plan: Certain management employees qualify under the SERP. SERP benefits, which are based on an employee's years of service and earnings as defined in the SERP, are paid from a trust established and funded in 1988. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1994 and 1993, trust assets at cost (which approximates market) were $19 million and $18 million, respectively, and were classified as other non-current assets.

Defined Benefit Pension Plan: A trusteed, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan is fully funded, no contributions were made for plan years 1992 through 1994.

Years Ended December 31                         1994      1993      1992
- -----------------------                       ------    ------     -----

Discount rate                                   8.0%     7.25%      8.5%
Rate of compensation increase                   4.5%      4.5%      5.5%
Expected long-term rate of return on assets     9.25%    8.75%     8.75%

Net Pension Plan and SERP costs consisted of:

                                                             In Millions
Years Ended December 31                         1994      1993      1992
- -----------------------                        -----     -----     -----

Service cost                                    $ 24      $ 19      $ 19
Interest cost                                     51        50        48
Actual return on plan assets                      21       (92)      (36)
Net amortization and deferral                    (85)       34       (20)
                                               -----     -----     -----

Net periodic pension cost                      $  11      $ 11      $ 11
                                               =====     =====     =====

The funded status of the Pension Plan and SERP reconciled to the pension liability recorded at December 31 was:

                                                             In Millions
                                       Pension Plan           SERP
                                      1994      1993      1994      1993
                                     -----     -----     -----     -----
Actuarial present value of
 estimated benefits
  Vested                             $ 421     $ 471      $ 17      $ 16
  Non-vested                            61        56         -         -
                                     -----     -----     -----     -----

Accumulated benefit obligation         482       527        17        16
Provision for future pay increases     154       138        11         8
                                     -----     -----     -----     -----

Projected benefit obligation           636       665        28        24
Plan assets (primarily stocks
 and bonds, including $79 in 1994
 and $87 in 1993 in common stock
 of CMS Energy) at fair value          637       692         -         -
                                     -----     -----     -----     -----

Projected benefit obligation less
 than (in excess of) plan assets         1        27       (28)      (24)
Unrecognized net (gain) loss from
 experience different than assumed     (35)      (56)        5         8
Unrecognized prior service cost         40        45         2        (1)
Unrecognized net transition
 (asset) obligation                    (39)      (44)        1         1
                                     -----     -----     -----     -----

Recorded liability                   $ (33)    $ (28)    $ (20)     $(16)
                                     =====     =====     =====     =====

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.


11:   Leases

CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement is scheduled to expire in November 1996. The maximum amount of nuclear fuel that can be leased increased during 1994 to $80 million. The lease provides for an additional one-year extension upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $59 million as of December 31, 1994. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 1994, were:

                                                             In Millions
                                                     Capital   Operating
                                                      Leases      Leases
                                                     -------    --------
1995                                                    $ 50       $  10
1996                                                      60           6
1997                                                      17           5
1998                                                      15           5
1999                                                      12           4
2000 and thereafter                                       21          20
                                                       -----       -----

Total minimum lease payments                             175        $ 50
Less imputed interest                                     24       =====
                                                       -----

Present value of net minimum lease payments              151
Less current portion                                      43
                                                       -----

Non-current portion                                     $108
                                                       =====

Consumers recovers these charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts as of December 31, 1994, 1993 and 1992, were $10 million, $10 million and $15 million, respectively.

Capital lease expenses for the years ended December 31, 1994, 1993 and 1992 were $43 million, $34 million and $47 million, respectively.
Included in these amounts for the years ended 1994, 1993 and 1992, are nuclear fuel lease expenses of $21 million, $13 million and $17 million, respectively.


12:   Commitments, Contingencies and Other

Ludington Pumped Storage Plant: In 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties, signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. The proposed settlement, which allows for continued operation of the plant through the end of its FERC license, will require Consumers and Detroit Edison to continue using a seasonal barrier net as well as monitoring new technology which may further reduce fish loss at the plant. The proposed settlement also requires Consumers to make annual payments to the Great Lakes Fishery Trust, develop and improve certain recreational areas and convey certain undeveloped land to the State of Michigan and the Great Lakes Fishery Trust. Upon approval of the settlement agreement, Consumers will transfer land (with an original cost of $9 million and a fair market value in excess of $20 million), make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The agreement is subject to the MPSC permitting Consumers to recover all such settlement costs from electric customers, and approval by the FERC.

The proposed settlement would resolve two lawsuits filed by the Attorney General in 1986 and 1987 on behalf of the State of Michigan. In one, the state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, reduced only upon installation of "adequate" fish barriers and other changed conditions. Each year, a barrier net is installed at Ludington by Consumers and Detroit Edison from April to October. In the other, the Attorney General sought to have Ludington's bottomlands lease declared void.

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability will average less than 4 percent of the estimated total site remediation costs, and such liability will probably not exceed $6 million. At December 31, 1994, Consumers has accrued a liability for its estimated losses. Consumers and CMS Energy believe that it is unlikely that their liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on their financial positions or results of operations.

Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these former manufactured gas plant sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved three of four plans for remedial investigation/feasibility studies submitted by Consumers.

The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At December 31, 1994, Consumers has accrued a liability of $48 million. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. Consumers and CMS Energy believe that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recoverable in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC has approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remedial action costs. Accordingly, Consumers has recorded a regulatory asset for the accrued liability that was established for these estimated remedial action costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

The federal Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require enhanced emissions monitoring. All of Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Beginning in 1995, certain coal-fueled generating units will receive emissions allowances (all of Consumers' coal units will receive allowances beginning in the year 2000). Based on projected emissions from these units, Consumers expects to have excess allowances which may be sold or saved for future use. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Final acid rain program nitrogen oxide regulations specifying the controls to be installed at the other coal-fired units are not expected earlier than 1996. Management believes that Consumers' annual operating costs will not be materially affected.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries, DSM and new lease commitments, of $939 million for 1995, $647 million for 1996 and $627 million for 1997. Capital expenditures for 1995 include requirements of $197 million for acquisitions which commenced in 1994 but did not close until 1995.

Commitments for Coal and Gas Supplies: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1995 to 2004. Consumers contracts for approximately 60 - 70 percent of its annual coal requirements which in 1994 totaled $261 million (63 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

Consumers has entered into gas supply contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1995 to 2003. Consumers contracts for approximately 70 - 80 percent of its annual gas requirements which in 1994 totaled $662 million (83 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its gas needs.

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

Other: As of December 31, 1994 CMS Energy and Enterprises have guaranteed up to $117 million in contingent obligations of unconsolidated affiliates of Enterprises' subsidiaries.

CMS NOMECO has hedging arrangements which are used to reduce the risk of price fluctuations for its spot sales of oil and gas. These arrangements limit potential gains/losses from any future decrease/increase in the spot prices.

CMS NOMECO periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1993, CMS NOMECO was party to gas price collar contracts on 7.3 bcf of gas for the delivery months of January through December 1994 at prices ranging from $2.05 to $2.30 per MMBtu. Also, CMS NOMECO has contracts on 7.3 bcf of gas for the delivery months of January through December 1995 at prices ranging from $2.05 to $2.35 per MMBtu. These hedging arrangements are accounted for as hedges; accordingly, any gains or losses are deferred and recognized on the settlement dates. As of December 31, 1993 and December 31, 1994, the fair value of these hedge arrangements was not materially different than the book value.

CMS NOMECO also has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas for the years 2001 - 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed, escalated price starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 MMBtu. If the "floating price," essentially the then current Gulf Coast spot price, for a period is higher than the "fixed price," the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $2 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $2 million and up to $10 million. At December 31, 1994 and December 31, 1993, the seller had arranged a letter of credit in CMS NOMECO's favor for $3 million and $10 million, respectively.

Consumers has experienced increases in the number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At January 31, 1995, Consumers had 81 separate stray voltage lawsuits pending.

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


13:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. Subsequently, the Attorney General and certain other parties attempted to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected these allegations and upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied National Environmental Policy Act requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. As of February 28, 1995, Consumers had loaded nine dry storage casks with spent nuclear fuel and expects to load four additional casks prior to Palisades' 1995 refueling.

In the latter part of 1995, Consumers plans to unload and replace one of the loaded casks. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and concluded that the pad location is acceptable to support the casks.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan, and no other states' repositories are available to Michigan generators of such waste. Consumers stores low-level waste at its nuclear plant sites and plans to continue to do so following final shutdown of the plants, if necessary, until a permanent storage site is provided. Consumers currently estimates that a permanent low-level radioactive waste disposal site will be available by the year 2027.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of: $33 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs (see Note 4). The results of an NRC review of Consumers' performance at Palisades published shortly after the planned outage showed a decline in performance ratings for the plant. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection, completed in June 1994, found certain performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the deficiencies. In August 1994, Consumers filed its response to the NRC's diagnostic evaluation report and included both short- and long-term enhancements planned to improve Palisades' performance. Acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned levels of expenditures.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. If the results of the calculation indicate that an NRC temperature screening criterion will be exceeded, Consumers must determine what, if any, plant modifications are necessary to avoid exceeding the screening criterion and prevent potential reactor vessel failure as a result of postulated pressurized thermal shock events. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel could exceed the screening criterion prior to the year 2000. Consumers is continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. It is currently estimated that expenditures for corrective action related to this issue could total $20 million to $30 million. Consumers cannot predict the outcome of these efforts.

14:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                             In Millions
December 31                                             1994        1993
- -----------                                            -----       -----
Net investment
  Ludington - 51%                                       $119        $114
  Campbell Unit 3 - 93.3%                                337         349
  Transmission lines - various                            31          32

Accumulated depreciation
  Ludington                                             $ 76        $ 74
  Campbell Unit 3                                        224         210
  Transmission lines                                      11          11


15:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the years ended December 31 were:

                                                             In Millions
                                                1994      1993      1992
                                               -----     -----     -----

Cash transactions
  Interest paid (net of amounts capitalized)    $162      $193      $203
  Income taxes paid (net of refunds)              39        32        19

Non-cash transactions
  Nuclear fuel placed under capital lease       $ 21      $ 28      $ 30
  Other assets placed under capital leases        15        30        39
  Capital leases refinanced                        -        42         -
  Assumption of debt                               -         -        15

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows at December 31 are described below:

                                                             In Millions
                                                1994      1993      1992
                                               -----     -----     -----

Sale of receivables, net                       $ (10)   $   60     $  25
Accounts receivable                              (15)       22         6
Accrued revenue                                   20       (48)       88
Inventories                                       (4)      (32)       23
Accounts payable                                  26       (31)       20
Accrued refunds                                   (3)      (49)     (143)
Other current assets and liabilities, net          4        (4)       46
Non-current deferred amounts, net                 (6)       (6)      (40)
                                               -----     -----     -----

                                               $  12      $(88)    $  25
                                               =====     =====     =====



16:   Reportable Segments

CMS Energy operates principally in the following five business segments: electric utility, gas utility, oil and gas exploration and production, independent power production, and natural gas pipeline, storage and marketing.

The Consolidated Statements of Income show operating revenue and pretax operating income by business segments. Other segment information follows:

                                                             In Millions
Years Ended December 31                         1994      1993      1992
- -----------------------                      -------   -------   -------

Depreciation, depletion and amortization
   Electric utility                         $    257   $   241   $   230
   Gas utility                                    76        73        76
   Oil and gas exploration and production         41        45        38
   Independent power production                    2         2         2
   Natural gas pipeline, storage and marketing     2         1         1
   Other                                           1         2         -
                                             -------   -------   -------

                                            $    379   $   364   $   347
                                             =======   =======   =======

Identifiable assets
   Electric utility (a) (b)                  $ 4,364   $ 4,100   $ 3,845
   Gas utility (b)                             1,673     1,628     1,574
   Oil and gas exploration and production        469       398       364
   Independent power production                  536       488       333
   Natural gas pipeline, storage and marketing   109        75        60
   Other                                         233       275       672
                                             -------   -------   -------

                                             $ 7,384   $ 6,964   $ 6,848
                                             =======   =======   =======

Capital expenditures (d)(e)
   Electric utility (c)                      $   358   $   403   $   390
   Gas utility (c)                               134       158       116
   Oil and gas exploration and production        115        83        68
   Independent power production                   30       110        12
   Natural gas pipeline, storage and marketing    31        14         6
   Other                                           5         -         2
                                             -------   -------   -------

                                             $   673   $   768   $   594
                                             =======   =======   =======


(a) Includes abandoned Midland investment of $147 million, $162 million and $175 million for 1994, 1993 and 1992, respectively.

(b) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(c) Includes capital leases for nuclear fuel and other assets and electric DSM costs (see Statement of Cash Flows). Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(d) Includes equity investments in unconsolidated partnerships of $53 million for 1994, $108 million for 1993 and $12 million for 1992.

(e) Certain prior year amounts have been adjusted for comparative purposes.

17:   Effects of the Ratemaking Process

The following regulatory assets (liabilities) which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process.
                                                             In Millions
December 31                                               1994      1993
- -----------                                            -------   -------

Postretirement benefits (Note 10)                       $  503    $  510
Income taxes (Note 5)                                      189       189
Abandoned Midland project (Note 4)                         147       162
Trunkline settlement (Note 4)                               85       117
DSM - deferred costs (Note 4)                               71        71
Manufactured gas plant sites (Note 12)                      47         -
Power purchase contract (Note 3)                            30         -
Uranium enrichment facility (Note 4)                        25        33
Other                                                       31        39
                                                       -------   -------

Total regulatory assets                                $ 1,128   $ 1,121
                                                       =======   =======

Income taxes (Note 5)                                  $  (205)  $  (195)
DSM - deferred revenue                                     (21)      (17)
                                                       -------   -------

Total regulatory liabilities                           $  (226)  $  (212)
                                                       =======   =======


At December 31, 1994, $864 million of Consumers' regulatory assets are being recovered through rates being charged to customers over periods of up to 18 years. Consumers anticipates MPSC approval for recovery of the remaining amounts.

Consumers is experiencing increased competition, particularly in its electric utility business. Municipalization and self-generation, among other forms of competition, could restrict Consumers' ability to establish rates sufficient to recover specific costs associated with its regulatory assets.

18:    Summarized Financial Information of Significant Related Energy
       Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1994 obligation to purchase electric capacity from the MCV Partnership was approximately 15 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:

Statements of Income
                                                             In Millions
Years Ended December 31                         1994      1993      1992
- -----------------------                        -----     -----     -----

Operating revenue (a)                          $ 579     $ 548     $ 488
Operating expenses                               378       362       315
                                               -----     -----     -----

Operating income                                 201       186       173
Other expense, net                               183       189       190
                                               -----     -----     -----

Net income (loss)                              $  18     $  (3)    $ (17)
                                               =====     =====     =====

Balance Sheets
                                                             In Millions
December 31                                               1994      1993
- -----------                                             ------    ------
Assets
Current assets (a)                                      $  206    $  181
Property, plant and equipment, net                       2,012     2,073
Other assets                                               154       146
                                                        ------    ------

                                                        $2,372    $2,400
                                                        ======    ======

Liabilities and Partners' Equity
Current liabilities                                     $  218    $  198
Long-term debt and other non-current liabilities (b)     2,081     2,147
Partners' equity (c)                                        73        55
                                                        ------    ------

                                                        $2,372    $2,400
                                                        ======    ======


(a) Revenue from Consumers totaled $534 million, $505 million and $444 million for 1994, 1993 and 1992, respectively. At December 31, 1994, 1993 and 1992, $48 million, $44 million and $38 million, respectively, were receivable from Consumers.

(b) FMLP is a beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP (see Note 3). At December 31, 1994 and 1993, lease obligations of $1.7 billion were owed to the owner trust of which FMLP is the sole beneficiary. CMS Holdings' share of the interest and principal portion for the 1994 lease payments was $62 million and $20 million, respectively, and for the 1993 lease payments was $63 million and $16 million, respectively. The lease payments service $1.2 billion in non-recourse debt outstanding as of December 31, 1994 and 1993 of the owner-trust whose beneficiary is FMLP. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1994 and 1993, the owner-trust whose beneficiary is FMLP made debt payments of $175 million and $172 million, respectively. The 1993 amounts included $10 million of principal and $25 million of interest on the MCV Bonds held by Consumers through December 1993.

(c) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership.

                            ARTHUR ANDERSEN LLP


                 Report of Independent Public Accountants
                 ----------------------------------------




To CMS Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


                                     ARTHUR ANDERSEN LLP


Detroit, Michigan,
  January 31, 1995 (except with respect to certain matters discussed in Notes 2, 3, 7 and 13 to the consolidated financial statements as to which the date is March 1, 1995).


Quarterly Financial and Common Stock Information                                     CMS Energy Corporation

                                                                                               In Millions,
                                                                                   Except Per Share Amounts

                                       1994 (Unaudited)                          1993 (Unaudited)

Quarters Ended             March 31   June 30  Sept. 30   Dec. 31    March 31   June 30  Sept. 30   Dec. 31

Operating revenue            $1,142      $796      $767      $914      $1,046      $742      $758      $936

Pretax operating income        $175      $108      $125       $96        $168       $82      $102       $87

Net income                      $78       $30       $40       $31         $72       $24       $32       $27

Earnings per average
 common share                  $.92      $.35      $.46      $.36        $.90      $.30      $.40      $.30

Dividends declared per
 common share                  $.18      $.18      $.21      $.21        $.12      $.12      $.18      $.18

Common stock prices (a)
  High                          $25   $22-7/8   $23-3/8   $23-1/4     $20-7/8   $25-1/2   $27-1/2   $27-1/8
  Low                       $21-1/8   $19-5/8   $20-5/8   $20-7/8     $17-7/8   $19-1/2   $24-7/8       $23


(a)  Based on New York Stock Exchange - Composite transactions.


                          Consumers Power Company

                         1994 Financial Statements

Selected Financial Information                                                      Consumers Power Company

                                                        1994        1993       1992        1991       1990
- ----------------------------------------------------------------------------------------------------------
Operating revenue (in millions)              ($)       3,356       3,243      2,978       2,908      2,968

Net income (loss) (in millions) (a)          ($)         226         198       (244)       (249)      (382)

Net income (loss) after dividends
 on preferred stock (in millions)            ($)         202         187       (255)       (260)      (393)

Cash from operations (in millions) (b)       ($)         598         403        470         347        474

Capital expenditures, excluding capital
 lease additions and DSM (in millions)       ($)         447         451        411         279        339

Total assets (in millions)                   ($)       6,809       6,551      6,596       5,986      7,700

Long-term debt, excluding current
 maturities (in millions)                    ($)       1,953       1,839      2,079       1,846      2,944

Non-current portion of capital
 leases (in millions)                        ($)         108         106         88          57         56

Total preferred stock (in millions)          ($)         356         163        163         163        168

Number of preferred shareholders
 at year-end                                          10,599       7,037      7,376       7,616      7,991

Book value per common share at
 year-end                                    ($)       16.96       15.28      14.64       17.67      20.46

Return on average common equity              (%)        14.9        14.8      (18.8)      (16.2)     (20.5)

Return on assets                             (%)         4.9         4.7       (0.2)       (0.6)      (2.3)

Number of employees at year-end
 (full-time equivalents)                               9,482       9,567      9,531       8,933      9,209

Electric statistics

  Sales (millions of kWh)                             34,462      32,764     31,601      31,813     31,743

  Customers (in thousands)                             1,547       1,526      1,506       1,492      1,475

  Average sales rate per kWh                 (cents)    6.29        6.28       5.82        5.73       5.89

Gas statistics

  Sales and transportation
   deliveries (bcf)                                      409         411        384         362        351

  Customers (in thousands) (c)                         1,448       1,423      1,402       1,382      1,362

  Average sales rate per mcf                 ($)        4.48        4.46       4.55        4.58       4.64
- ----------------------------------------------------------------------------------------------------------

(a)  Amount in 1991 included an extraordinary loss of $14 million, after tax.
(b)  Certain prior period amounts were restated for comparative purposes.
(c)  Excludes off-system transportation customers.





                          Consumers Power Company
                   Management's Discussion and Analysis


Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry.

On January 1, 1995, Consumers was internally reorganized into separate electric utility and gas utility strategic business units. The restructuring, while not affecting Consumers' consolidated financial statements or corporate legal form, is designed to sharpen management focus, improve efficiency and accountability in both business segments and better position Consumers for growth in the gas market and to meet increased competition in the electric power market. Management believes that the strategic business unit structure will allow each unit to focus more on its own profitability and growth potential, and will, in the long term, allow Consumers to be more competitive.


Consolidated Earnings

Consolidated net income after dividends on preferred stock totaled $202 million in 1994, compared to net income of $187 million in 1993 and a net loss of $255 million in 1992. The improved net income in 1994 reflects a significant increase in electric sales, the impact from a May 1994 electric rate increase, the recognition of incentive revenue related to DSM programs, and the favorable resolution of a previously recorded gas cost contingency. The increased 1993 net income reflects the Settlement Order related to power purchases from the MCV Partnership. Earnings in 1993 also reflect increased electric sales and gas deliveries.


Cash Position, Financing and Investing

Consumers' operating cash requirements are met by its operating and financing activities. In 1994, 1993 and 1992, cash from operations was derived mainly from the sale and transportation of natural gas and the generation, sale and transmission of electricity. Cash from operations for 1994 reflects record-setting electric sales and increased electric rates which were approved by the MPSC in mid-1994. Cash from operations for 1993 primarily reflected increased electric sales and gas deliveries from 1992 levels and reduced after-tax cash shortfalls resulting from Consumers' purchases of power from the MCV Partnership. During 1992, Consumers generated cash primarily from its consolidated operating activities.

Consumers' primary use of cash continues to reflect extensive construction expenditures and improvements in the reliability of its electric and gas transmission and distribution systems. Consumers has also used its cash to retire portions of long-term debt when appropriate and to pay common and preferred dividends.

Financing Activities: Consumers declared $176 million in common stock dividends during 1994, of which $16 million were attributable to 1993 earnings. Consumers also issued and sold 8 million shares of Class A Preferred Stock (cumulative, without par value) with an annual dividend of $2.08. Net proceeds of $193 million from the sale were used for general corporate purposes, including debt retirement and improvements to Consumers' distribution systems. Additionally, Consumers received a $100 million equity investment from CMS Energy in 1994.

In early 1994, Consumers continued its effort to reduce its future interest charges by retiring $101 million of high-cost first mortgage bonds. In November 1994, Consumers entered into a new $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance its long-term, variable rate credit agreement (see
Note 7) and to reduce short-term borrowings. During 1993, Consumers retired $51 million of high-cost outstanding debt and refinanced $573 million of other debt at lower interest rates.

Investing Activities: Capital expenditures (excluding assets placed under capital leases of $36 million) and deferred DSM costs totaled $456 million in 1994 as compared to $503 million in 1993 and $437 million in 1992. These amounts primarily represent capital investments in Consumers' electric and gas utility business units.

Financing and Investing Outlook: Consumers estimates that capital expenditures, including DSM and new lease commitments, related to its electric and gas utility operations will total approximately $1.2 billion over the next three years.

                                                               In Millions
Years Ended December 31                           1995      1996      1997
- -----------------------                           ----      ----      ----
Consumers
  Construction (including DSM)                    $403      $347      $319
  Nuclear fuel lease                                32         4        38
  Capital leases other than nuclear fuel            12        15        17
Michigan Gas Storage                                 5         8         6
                                                  ----      ----      ----
                                                  $452      $374      $380
                                                  ====      ====      ====

Consumers is required to redeem or retire approximately $190 million of long-term debt during 1995 through 1997. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures and debt retirements.

Consumers has several available sources of credit including unsecured, committed lines of credit totaling $185 million and a $470 million working capital facility. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996.
Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At December 31, 1994 and 1993, receivables sold totaled $275 million and $285 million, respectively.

At December 31, 1994, Consumers' capital structure consisted of approximately 34 percent common equity, 8 percent preferred stock, and 58 percent long- and short-term debt (including capital leases and notes payable). Consumers' goal is to achieve and maintain a capital structure consisting of approximately 36 percent common equity, 10 percent preferred stock and 54 percent debt. Management expects to achieve this structure through accumulated earnings, controlled capital expenditures, the issuance of new preferred stock and equity investments from CMS Energy.


Electric Utility Results of Operations

Electric Pretax Operating Income: The $49 million improvement in 1994 electric pretax operating income compared to 1993 reflects increased electric system sales of $33 million, partially offset by higher electric operating costs and depreciation. Other factors contributing to the 1994 increased electric pretax operating income were the impact of the May 1994 electric rate increase, and the recognition of $11 million in revenue, related to DSM, based on having achieved all objectives agreed upon with the MPSC. The 1993 increase of $132 million from the 1992 level reflects an increase of $126 million relating to the resolution of the recoverability of MCV power purchase costs under the PPA and increased electric system sales of $45 million, partially offset by higher electric operating costs and depreciation.

                                                              In Millions
                                        Impact on Pretax Operating Income
                                        ----------------------------------
                                            Change Compared to Prior Year
                                             1994/1993          1993/1992
                                             ---------          ---------
Sales                                             $ 33               $ 34
Weather                                              -                 11
Resolution of MCV power cost issues                  -                126
Rate increase and other regulatory issues           38                  5
O&M, general taxes and depreciation                (22)               (44)
                                                 -----              -----
    Total change                                  $ 49               $132
                                                 =====              =====

Electric Sales: Total electric sales in 1994 were a record 34.5 billion kWh, a 5.2 percent increase from 1993 levels which includes a 4.2 percent increase in system sales to Consumers' ultimate customers. Strong industrial sales accounted for 58 percent of the growth. In 1994, residential and commercial sales increased 1.6 percent and 3.0 percent, respectively, while industrial sales increased 6.8 percent. The significant increase in electric sales reflects the continued improvement in economic conditions in Michigan and broad-based growth in sales to industrial customers. Growth in industrial sales was the strongest in the automotive and chemical sectors. Total electric sales in 1993 were 32.8 billion kWh, a 3.7 percent increase from the 1992 levels. The 32.8 billion kWh includes a 3.8 percent increase in system sales.

Power Costs: Power costs for 1994 totaled $950 million, a $42 million increase from the corresponding 1993 period. This increase reflects increased kWh production at Consumers' generating plants and greater power purchases from outside sources to meet increased sales demand. Power costs for 1993 totaled $908 million, a $31 million increase as compared to 1992.

Operation and Maintenance: Increases in other operation and maintenance expense for 1994 and 1993 reflected increased expenditures to improve electric system reliability.

Depreciation: The increased depreciation for 1994 reflects additional capital investments in property and equipment.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' obligation to purchase contract capacity from the MCV Partnership was 1,132 MW in 1994 and increases to 1,240 MW in 1995 and thereafter. In 1993, the MPSC issued the Settlement Order that permits Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing an after-tax loss of $343 million for the present value of estimated future underrecoveries of power purchases from the MCV Partnership. This loss included all fixed energy amounts at issue in the arbitration proceedings discussed below. Additional losses may occur if actual future experience materially differs from the 1992 estimates. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $61 million for 1994. Estimated future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are shown in the table below.

                                                  After-tax, In Millions
                                    1995    1996    1997    1998    1999
                                    ----    ----    ----    ----    ----

Expected cash underrecoveries        $60     $56     $55     $ 8     $ 9

Possible additional under-
 recoveries and losses (a)           $20     $20     $22     $72     $72

(a) If unable to sell any capacity above the MPSC's authorized level.

Consumers and the MCV Partnership engaged in arbitration to determine whether Consumers was entitled to reduce the fixed energy charges payable to the MCV Partnership. In January 1995, the arbitrator ruled in favor of Consumers' interpretation of the PPA and found that Consumers was entitled to the immediate return of an estimated $22 million, representing the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to the Settlement Order (1990 - 1992). Consumers had escrowed approximately $16 million of this amount. The arbitrator postponed the return of payments for 1993 and 1994 because the Settlement Order is still subject to pending appeals. The amount under dispute in 1994 is approximately $9 million and increases each year thereafter, averaging approximately $17 million per year over the life of the contract. Consumers believes it is premature to recognize any current year earnings benefit from this award at this time until the remaining amount of MCV capacity is sold and/or the market for the capacity is confirmed. In a second arbitration proceeding, the MCV Partnership is seeking additional payments from Consumers which the MCV has estimated at $6.3 million annually for an alleged breach of the PPA.

In 1994, the lessors of the MCV Facility filed a lawsuit against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order. The action alleged damages in excess of $1 billion and sought injunctive relief relative to Consumers' payments of the fixed energy charges. In February 1995, after the arbitrator's decision, the lessors voluntarily withdrew the lawsuit.

In July 1994 and February 1995, Consumers terminated power purchase agreements with a 65 MW coal-fired cogeneration facility and a 44 MW wood and chipped tire plant. Consumers plans to seek MPSC approval to substitute 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. For further information, see Note 3.

Electric Rate Case: In May 1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, postretirement benefits and the continuation of certain DSM programs. The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers. Consumers filed a request with the MPSC in November 1994, to increase its retail electric rates in a range from $104 million to $140 million annually (see Note 4). Additionally, in January 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million.

Special Rates: In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility, and allow use of MCV contract capacity above the level currently authorized by the MPSC, to respond to customers' alternative energy options.

PSCR Matters: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. From mid-February through mid-June 1994, Palisades took an unscheduled outage to repair valve leakage and conduct other needed inspections and repairs. In November 1994, an ALJ issued a proposal for decision that recommended a $4 million disallowance of replacement power costs related to the 1993 outage. Consumers accrued a loss for this issue for 1994. Recovery of replacement power costs and the prudency of actions taken during the 1994 outage will be reviewed by the MPSC during the 1994 PSCR reconciliation proceeding.

Electric Conservation Efforts: In 1993, Consumers completed the customer participation portion of several DSM programs designed to encourage the efficient use of energy. During 1994, Consumers recognized $11 million in incentive revenue, related to Consumers' achievement of certain DSM program objectives approved by the MPSC in 1992. A final order, authorizing Consumers to collect the $11 million incentive, is expected from the MPSC by mid-1995. In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to continue certain DSM programs. For further information, see Note 4.

Electric Capital Expenditures: Consumers estimates capital expenditures, including deferred DSM costs and new lease commitments, related to its electric utility operations of $325 million for 1995, $255 million for 1996 and $269 million for 1997. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Electric Environmental Matters: The 1990 amendment of the federal Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Therefore, management believes that Consumers' annual operating costs will not be materially affected.

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

The EPA has asked a number of utilities in the Great Lakes area to voluntarily retire certain equipment containing specific levels of polychlorinated biphenyls. While Consumers believes that it is largely in compliance with the EPA's request, it has agreed to a 10-year retirement period for certain equipment included in the EPA's request. Consumers does not anticipate that any significant additional costs will be incurred as a result of this agreement. For further information regarding electric environmental matters, see Note 12.


Electric Outlook

Competition: Consumers currently expects customer demand for electricity within its service territory will increase by approximately 1.6 percent per year over the next five years. Economic growth and an increasing customer base are expected to lead to consistently higher annual sales.

However, Consumers (along with the electric utility industry) is experiencing accelerating competitive pressures which may result in a negative impact on Consumers' sales growth. The primary sources of this competition include: the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities which would displace retail service by Consumers to an entire community; and competition from neighboring utilities which offer flexible rate arrangements designed to encourage movement to their respective service areas. Several of Consumers' industrial customers are studying these options.

Consumers is pursuing several strategies to retain its current "at-risk" customers. These strategies include a request that the MPSC allow Consumers to offer special competitive service rates to current industrial customers which have demonstrated an ability to seek alternate electric supplies and to attract new customers which are considering locating or expanding facilities in Michigan. As part of its current electric rate case, Consumers has requested that the MPSC eliminate the rate subsidization of residential customers. If approved, commercial and industrial customers' electric costs would decrease by a total of approximately $80 million per year.

Consumers is committed to holding operation and maintenance costs level and continuing to improve customer service. Consumers is also working with large customers to identify ways to improve the efficiency with which energy is used.

In April 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In February 1995, an ALJ issued a proposal for decision that addressed the methodology for pricing transmission rates to be used for the experiment. An MPSC order is expected by mid-1995. In the short-term, Consumers does not expect this experiment to have a material impact on its financial position or results of operations.

Nuclear Matters: In late 1993, the NRC completed a review of Consumers' performance at Palisades that showed a decline in performance. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades during 1994 which found certain performance, operational and management deficiencies at the plant. Consumers subsequently filed its response to the NRC's diagnostic evaluation report and included both short- and long-term enhancements planned to improve Palisades' performance. Acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned level of expenditures.

Consumers' on-site storage pool at Palisades is at capacity, and it is unlikely that the DOE will begin accepting any spent nuclear fuel by the originally scheduled date in 1998. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks had been pending. In January 1995, the U.S. Sixth Circuit Court of Appeals issued a decision, effectively allowing Consumers to continue using dry cask storage at Palisades.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Preliminary analysis of more recent data from testing of similar materials indicates that the Palisades reactor vessel could exceed, prior to the year 2000, a temperature screening criterion established by NRC regulations. Consumers is continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts.
For further information regarding Palisades, see Note 13.

The staff of the SEC has questioned certain accounting practices of the electric utility industry, including Consumers, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, estimated costs for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

Stray Voltage: Consumers has recently experienced increases in the number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At January 31, 1995, Consumers had 81 separate stray voltage lawsuits pending. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations. For further information, see Note 12.


Gas Utility Results of Operations

Gas Pretax Operating Income: For 1994, gas pretax operating income decreased $11 million compared to 1993, reflecting slightly lower gas sales and higher depreciation and gas operating costs, which include $10 million of postretirement benefit costs related to the gas settlement with the MPSC (see Note 4), partially offset by the favorable resolution of a previously recorded gas cost contingency. During 1993, gas pretax operating income increased $37 million from the 1992 level, reflecting higher gas deliveries (both sales and transportation volumes) and more favorable regulatory recovery of gas costs related to transportation.

                                                              In Millions
                                        Impact on Pretax Operating Income
                                        ---------------------------------
                                            Change Compared to Prior Year
                                             1994/1993          1993/1992
                                             ---------          ---------
Sales                                             $ (3)               $ 7
Weather                                              -                 10
Regulatory recovery of gas cost                     10                 12
O&M, general taxes and depreciation                (18)                 8
                                                 -----              -----
    Total change                                  $(11)               $37
                                                 =====              =====

Gas Deliveries: Gas sales and gas transported in 1994 totaled 409 bcf, a .4 percent decrease from 1993. In 1993, gas sales and gas transported totaled 410.6 bcf, a 6.9 percent increase from 1992 deliveries.


Gas Utility Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates by $21 million. The requested increase in revenue reflects increased expenditures, including those associated with postretirement benefits, and proposes a 13 percent return on equity. A final order from the MPSC is expected in late 1995. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

In June 1994, the FERC approved a stipulation and agreement in full settlement of a rate proceeding originally filed by Michigan Gas Storage in 1993, which provides Michigan Gas Storage with estimated annual revenues of $20 million. For further information regarding gas utility rates, see Note 4.

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $127 million for 1995, $119 million for 1996 and $111 million for 1997. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time.

Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At December 31, 1994, Consumers has accrued a liability for $48 million. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in December 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recovered in rates, prudent costs must be approved in a rate case. The MPSC has approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remedial action costs. Accordingly, Consumers has recorded a regulatory asset for the accrued liability that was established for these estimated remedial action costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 12.


Gas Outlook

Consumers currently anticipates gas deliveries to grow approximately 2.3 percent per year (excluding MCV transportation and off-system deliveries) over the next five years, primarily due to a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increasing efforts to promote natural gas to Consumers' current customers that are using various non-gas furnaces and appliances. Consumers plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Management also believes there exists significant potential for developing industrial process fuel conversion projects.

New technologies being developed on a national level, such as the emerging use of natural gas vehicles and commercial gas cooling equipment, also provide Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load to natural gas.

In 1994, Consumers purchased approximately 83 percent of its required gas supply under long-term contracts, and the balance on the spot market. Trunkline supplied approximately 35 percent of the total requirement. In late 1994, Consumers' supply contract with Trunkline was replaced by several one- and two-year contracts with independent producers. Consumers estimates its purchases under long-term gas contracts will range from 70 - 80 percent in future years. Consumers also has transmission contracts totaling approximately 90 percent of its supply requirements. These contracts vary in length from one to ten years. Consumers' ability to purchase gas during the off-season and store it in its extensive underground storage facilities continues to help provide customers with low, competitive gas rates.


Other

Other Income: Other income for 1994 decreased $38 million when compared to the corresponding 1993 period, reflecting the sale of the remaining MCV Bonds in December 1993 which eliminated the bond interest income. The 1992 loss included a $343 million after-tax charge related to the Settlement Order.

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

Consolidated Statements of Income                                        Consumers Power Company
                                                                                                 In Millions

Years Ended December 31                                                      1994         1993         1992
Operating Revenue   Electric                                               $2,189       $2,077       $1,863
                    Gas                                                     1,151        1,160        1,126
                    Other                                                      16            6          (11)
                                                                           ---------------------------------
                          Total operating revenue                           3,356        3,243        2,978
                                                                           ---------------------------------
Operating Expenses  Operation
                       Fuel for electric generation                           306          293          305
                       Purchased power - related parties                      482          467          460
                       Purchased and interchange power                        162          148          112
                       Cost of gas sold                                       662          678          673
                       Other                                                  560          516          492
                                                                           ---------------------------------
                          Total operation                                   2,172        2,102        2,042
                    Maintenance                                               188          203          201
                    Depreciation, depletion and amortization                  335          316          307
                    General taxes                                             178          187          179
                                                                           ---------------------------------
                          Total operating expenses                          2,873        2,808        2,729
                                                                           ---------------------------------
Pretax Operating    Electric                                                  335          286          154
Income (Loss)       Gas                                                       135          146          109
                    Other                                                      13            3          (14)
                                                                           ---------------------------------
                          Total pretax operating income                       483          435          249

Income Taxes                                                                  120          116           51
                                                                           ---------------------------------
Net Operating Income                                                          363          319          198
                                                                           ---------------------------------
Other Income        Dividends from affiliates                                  17           16           16
(Deductions)        Accretion income (Note 4)                                  13           14           15
                    Accretion expense                                         (35)         (36)           -
                    Other income taxes, net                                    13           25          178
                    MCV Bond income                                             -           32           34
                    Loss on MCV power purchases - settlement (Note 3)           -            -         (520)
                    Other, net                                                  6            1           (1)
                                                                           ---------------------------------
                          Total other income (deductions)                      14           52         (278)
                                                                           ---------------------------------
Interest Charges    Interest on long-term debt                                135          152          150
                    Other interest                                             17           22           15
                    Capitalized interest                                       (1)          (1)          (1)
                                                                           ---------------------------------
                          Net interest charges                                151          173          164
                                                                           ---------------------------------
Net Income (Loss)                                                             226          198         (244)

Preferred Stock Dividends                                                      24           11           11
                                                                           ---------------------------------
Net Income (Loss) after Dividends on Preferred Stock                       $  202       $  187       $ (255)
                                                                           =================================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Cash Flows                                               Consumers Power Company

                                                                                                In Millions
Years Ended December 31                                                             1994     1993     1992

Cash Flows From       Net income (loss)                                            $ 226    $ 198    $(244)
Operating Activities    Adjustments to reconcile net income (loss) to
                          net cash provided by operating activities
                            Depreciation, depletion and amortization (includes
                              nuclear decommissioning depreciation of $49,
                              $46 and $46, respectively)                             335      316      308
                            Capital lease and other amortization                      35       30       40
                            Deferred income taxes and investment tax credit           57       50     (179)
                            Accretion expense                                         35       36        -
                            Accretion income - abandoned Midland project             (13)     (14)     (15)
                            MCV power purchases - settlement (Note 3)                (87)     (84)       -
                            Loss on MCV power purchases - settlement (Note 3)          -        -      520
                            Other                                                    (14)      (3)       3
                            Changes in other assets and liabilities (Note 15)         24     (126)      37
                                                                                   ------   ------   ------
                              Net cash provided by operating activities              598      403      470
                                                                                   ------   ------   ------
Cash Flows From       Capital expenditures (excludes capital lease additions
Investing Activities    of $36, $58 and $69, respectively and DSM) (Note 15)        (447)    (451)    (411)
                      Investments in nuclear decommissioning trust funds             (49)     (46)     (46)
                      Cost to retire property, net                                   (38)     (32)     (14)
                      Deferred demand-side management costs                           (9)     (52)     (26)
                      Proceeds from sale of property                                  14        1       12
                      Other                                                            1       (2)      (1)
                      Proceeds from MCV Bonds                                          -      322       10
                      Sale of subsidiary                                               -      (14)       -
                      Proceeds from loan to affiliate                                  -        -       50
                      Proceeds from Bechtel settlement                                 -        -       46
                                                                                   ------   ------   ------
                              Net cash used in investing activities                 (528)    (274)    (380)
                                                                                   ------   ------   ------
Cash Flows From       Repayment of bank loans                                       (469)     (31)       -
Financing Activities  Payment of common stock dividends                             (176)    (133)       -
                      Retirement of bonds and other long-term debt (Note 7)         (133)    (641)     (12)
                      Payment of capital lease obligations                           (34)     (24)     (35)
                      Payment of preferred stock dividends                           (19)     (11)     (11)
                      Proceeds from bank loans                                       400        -       60
                      Proceeds from preferred stock                                  193        -        -
                      Contribution from stockholder                                  100        -        -
                      Increase (decrease) in notes payable, net                       80       44      (79)
                      Proceeds from bonds                                              -      644        -
                                                                                   ------   ------   ------
                              Net cash used in financing activities                  (58)    (152)     (77)
                                                                                   ------   ------   ------
Net Increase (Decrease) in Cash and Temporary Cash Investments                        12      (23)      13

                      Cash and temporary cash investments
                              Beginning of year                                       13       36       23
                                                                                   ------   ------   ------
                              End of year                                          $  25    $  13    $  36
                                                                                   ======   ======   ======

The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                          Consumers Power Company
ASSETS                                                                                           In Millions

December 31                                                                               1994          1993
Plant (At original cost)  Electric                                                      $5,771        $5,472
                          Gas                                                            2,064         1,939
                          Other                                                             30            26
                                                                                        ---------------------
                                                                                         7,865         7,437
                          Less accumulated depreciation, depletion
                            and amortization (Note 2)                                    3,794         3,550
                                                                                        ---------------------
                                                                                         4,071         3,887
                          Construction work-in-progress                                    241           248
                                                                                        ---------------------
                                                                                         4,312         4,135
                                                                                        ---------------------
Investments               Stock of affiliates (Note 17)                                    317           291
                          First Midland Limited Partnership (Notes 3 and 19)               218           213
                          Midland Cogeneration Venture Limited
                            Partnership (Notes 3 and 19)                                    74            67
                          Other                                                              8             6
                                                                                        ---------------------
                                                                                           617           577
                                                                                        ---------------------
Current Assets            Cash and temporary cash investments at cost, which
                            approximates market                                             25            13
                          Accounts receivable and accrued revenue, less allowances
                            of $4 in 1994 and $4 in 1993 (Note 6)                          100           110
                          Accounts receivable - related parties                             12            12
                          Inventories at average cost
                            Gas in underground storage                                     235           228
                            Materials and supplies                                          75            73
                            Generating plant fuel stock                                     37            41
                          Deferred income taxes (Note 5)                                    35            17
                          Trunkline settlement (Note 4)                                     30            31
                          Postretirement benefits (Note 10)                                 25            25
                          Prepayments and other                                            143           156
                                                                                        ---------------------
                                                                                           717           706
                                                                                        ---------------------
Non-current Assets        Postretirement benefits (Note 10)                                478           485
                          Nuclear decommissioning trust funds (Note 2)                     213           165
                          Abandoned Midland project (Note 4)                               147           162
                          Trunkline settlement (Note 4)                                     55            86
                          Other                                                            270           235
                                                                                        ---------------------
                                                                                         1,163         1,133
                                                                                        ---------------------
Total Assets                                                                            $6,809        $6,551
                                                                                        =====================
/TABLE

                                                                                     Consumers Power Company
STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                         In Millions

December 31                                                                               1994          1993
Capitalization (Note 7)    Common stockholder's equity
                             Common stock                                               $  841        $  841
                             Paid-in-capital                                               491           391
                             Revaluation capital                                            15             -
                             Retained earnings since December 31, 1992                      80            54
                                                                                        ---------------------
                                                                                         1,427         1,286
                           Preferred stock                                                 356           163
                           Long-term debt                                                1,953         1,839
                           Non-current portion of capital leases                           108           106
                                                                                        ---------------------
                                                                                         3,844         3,394
                                                                                        ---------------------


Current Liabilities        Current portion of long-term debt and capital leases             45           355
                           Notes payable                                                   339           259
                           Accounts payable                                                165           148
                           Accounts payable - related parties                               51            49
                           Accrued taxes                                                   173           171
                           MCV power purchases - settlement (Note 3)                        95            82
                           Accrued interest                                                 37            39
                           Accrued refunds                                                  25            28
                           Other                                                           187           183
                                                                                        ---------------------
                                                                                         1,117         1,314
                                                                                        ---------------------


Non-current Liabilities    Deferred income taxes (Note 5)                                  568           485
                           Postretirement benefits (Note 10)                               532           527
                           MCV power purchases - settlement (Note 3)                       324           391
                           Deferred investment tax credit                                  179           190
                           Trunkline settlement (Note 4)                                    55            86
                           Regulatory liabilities for income taxes,
                            net (Notes 5 and 18)                                            16             6
                           Other                                                           174           158
                                                                                        ---------------------
                                                                                         1,848         1,843
                                                                                        ---------------------

                           Commitments and Contingencies (Notes 2, 3, 4, 11, 12 and 13)



Total Stockholders' Investment and Liabilities                                          $6,809        $6,551
                                                                                        =====================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Long-Term Debt                              Consumers Power Company
                                                                                                In Millions

December 31                                                                              1994         1993

First Mortgage Bonds             Series (%)     Due
                                    5-7/8      1996                                    $   36       $   36
                                    6          1997                                        50           50
                                    8-3/4      1997                                         -            5
                                    8-3/4      1998                                       248          248
                                    6-5/8      1998                                        45           45
                                    6-7/8      1998                                        43           43
                                    9-1/8      1998                                         -            5
                                    7-5/8      1999                                         -           48
                                    8-7/8      1999                                       200          200
                                    7-1/2      2001                                        57           57
                                    7-1/2      2002                                        62           62
                                    7-1/2      2002                                         -           43
                                    6-3/8      2003                                       300          300
                                    7-3/8      2023                                       300          300
                                                                                       -------      -------
                                                                                        1,341        1,442
Long-Term Bank Debt                                                                       400          469
Pollution Control Revenue Bonds                                                           131          131
Nuclear Fuel Disposal                                                                      95           90
4-5/8% Debentures                                                                           -           26
Other                                                                                       5           12
                                                                                       -------      -------
Principal Amount Outstanding                                                            1,972        2,170
Current Amounts                                                                            (9)        (321)
Net Unamortized Discount                                                                  (10)         (10)
                                                                                       -------      -------
Total Long-Term Debt                                                                   $1,953       $1,839
                                                                                       =======      =======


LONG-TERM DEBT MATURITIES AND IMPROVEMENT FUND OBLIGATIONS                                      In Millions
              First Mortgage         Improvement          Long-Term
                   Bonds                 Fund             Bank Debt             Other                Total
- -----------------------------------------------------------------------------------------------------------
1995               $  -                   $8                 $  -                 $ 1                 $  9
1996                 36                    8                    -                  29                   73
1997                 50                    8                    -                  74                  132
1998                336                    7                  200                   2                  545
1999                200                    3                  200                   -                  403
===========================================================================================================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                                  Consumers Power Company

                                                       Optional
                                                     Redemption         Number of Shares         In Millions
December 31                                 Series        Price         1994        1993       1994     1993

Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption            $4.16      $103.25       68,451      68,451       $  7     $  7
                                              4.50       110.00      373,148     373,148         37       37
                                              7.45       101.00      379,549     379,549         38       38
                                              7.68       101.00      207,565     207,565         21       21
                                              7.72       101.00      289,642     289,642         29       29
                                              7.76       102.21      308,072     308,072         31       31

Class A Preferred Stock
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption             2.08     (Note 7)    8,000,000           -        193        -
                                                                                               ----     ----
Total Preferred Stock                                                                          $356     $163
                                                                                               ====     ====

The accompanying notes are an integral part of these statements.




Consolidated Statements of Common Stockholder's Equity        Consumers Power Company
                                                                                                 In Millions

                                                            Other                   Retained
                                              Common      Paid-in   Revaluation     Earnings
                                               Stock      Capital       Capital     (Deficit)         Total
Balance at January 1, 1992 (a)                  $841       $ 965         $   -         $(319)        $1,487

     Net loss                                                                           (244)          (244)
     Preferred stock dividends declared                                                  (11)           (11)
     Quasi-reorganization (Note 7)                          (574)                        574              -
                                                ----       ------        ------        ------        -------
Balance at December 31, 1992 (a)                 841         391             -             -          1,232

     Net income                                                                          198            198
     Cash dividends declared:
       Common stock                                                                     (133)          (133)
       Preferred stock                                                                   (11)           (11)
                                                ----        -----        ------        ------        -------
Balance at December 31, 1993 (a)                 841         391             -            54          1,286

     Net income                                                                          226            226
     Cash dividends declared:
       Common stock                                                                     (176)          (176)
       Preferred stock                                                                   (24)           (24)
     Implementation of SFAS 115
       January 1, 1994, net of tax (Note 8)                                 20                           20
     Unrealized loss, net of tax                                            (5)                          (5)
     Stockholder's contribution (Note 7)                      100                                       100
                                                ----        -----        ------        ------        -------
Balance at December 31, 1994 (a)                $841        $ 491        $  15         $  80         $1,427
                                                ====        =====        ======        ======        =======

(a) Number of common stock shares outstanding was 84,108,789.

The accompanying notes are an integral part of these statements.



                          Consumers Power Company
                Notes to Consolidated Financial Statements


1:   Corporate Structure

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry.


2:   Summary of Significant Accounting Policies and Other Matters

Basis of Presentation: The consolidated financial statements include Consumers and its wholly owned subsidiaries. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest.

Gas Inventory: Consumers uses the weighted average cost method for valuing working gas inventory. Cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, is recorded in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

Maintenance, Depreciation and Depletion: Property repairs and minor property replacements are charged to maintenance expense. Depreciable property retired or sold plus cost of removal (net of salvage credits) is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.5 percent for 1994 and 3.4 percent for 1993 and 1992. The composite rate for gas utility plant was 4.2 percent for 1994,
4.4 percent for 1993 and 4.3 percent for 1992. The composite rate for other plant and property was 4.7 percent for 1994 and 1993 and 5.8 percent for 1992.

New Accounting Standards: In December 1994, the American Institute of Certified Public Accountants issued Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties, effective for 1995 year-end financial statements. Consumers does not believe that it will be significantly affected by the statement, which requires disclosures about the nature of a company's operations and the use of estimates in financial statements. For other recent accounting standards regarding financial instruments, see Note 8.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under federal law, the DOE is responsible for permanent disposal of spent nuclear fuel at costs to be paid by affected utilities. However, in 1994, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository. The DOE is exploring options to offset the costs incurred by nuclear utilities to store spent nuclear fuel on site. For fuel burned after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers it through electric rates and remits it to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983, until the spent fuel is delivered to the DOE, which was originally scheduled to occur in 1998. At December 31, 1994, Consumers has recorded a liability to the DOE of $95 million, including interest. Consumers has been recovering through electric rates the amount of this liability, excluding a portion of interest.

Nuclear Plant Decommissioning: Consumers collects estimated costs to decommission its two nuclear plants through a monthly surcharge to electric customers which currently totals $45 million annually. On March 1, 1995, Consumers filed updated decommissioning estimates with the MPSC which increased the estimated decommissioning costs for Big Rock to $290 million from $221 million and for Palisades to $502 million from $423 million (in 1994 dollars). The increase in the estimated decommissioning costs principally reflects the unavailability of low- and high-level radioactive waste disposal facilities. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. To meet NRC decommissioning requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. Consumers currently plans to maintain the facilities in protective storage until radioactive waste disposal facilities are available. As a result, the majority of decommissioning costs will be incurred significantly later than originally anticipated. Consumers has asked the NRC for an exemption from its requirement for assurance that the Big Rock decommissioning funds will at least equal the adjusted "minimum certification" amount of $361 million (in 1994 dollars) since the site specific cost study for Big Rock demonstrates that a lesser amount will cover the projected decommissioning costs for which the assurance is required. When Big Rock's and Palisades' NRC licenses expire in 2000 and 2007, respectively, the trust funds are estimated to have accumulated to $257 million and $686 million, respectively. At the time the plants are fully decommissioned (in the years 2030 for Big Rock and 2046 for Palisades), the trust funds are estimated to provide $1 billion for Big Rock and $2.1 billion for Palisades including trust earnings over this period. Accordingly, Consumers believes that the current decommissioning surcharge is sufficient. At December 31, 1994, Consumers had an investment in nuclear decommissioning trust funds of $213 million. For information regarding reactor embrittlement at Palisades, see Note 13.

Reclassifications: Consumers has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect the net income or net losses for the years presented.

Revenue and Fuel Costs: Consumers accrues revenue for electricity and gas used by its customers but not billed at the end of an accounting period. Consumers also accrues or reduces revenue for any underrecovery or overrecovery of electric power supply costs and natural gas costs by establishing a corresponding asset or liability until it bills these unrecovered costs or refunds the excess recoveries to customers following reconciliation hearings conducted before the MPSC.

Utility Regulation: Consumers accounts for the effects of regulation under SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized. Consumers' regulatory assets and liabilities are described in Note 18.

Other:  For significant accounting policies regarding income taxes, see
Note 5; for pensions and other postretirement benefits, see Note 10; and for cash equivalents, see Note 15.


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. At December 31, 1994, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' obligation for purchase of contract capacity from the MCV Partnership under the PPA was 1,132 MW in 1994 and increases to a maximum amount of 1,240 MW in 1995 and thereafter. Prior to 1993, the MPSC allowed Consumers to recover costs of power purchased from the MCV Partnership at levels significantly less than Consumers paid. In March 1993, the MPSC approved, with modifications, a settlement proposal which allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity effective January 1993. Capacity and energy purchases from the MCV Partnership above the 915 MW level can be competitively bid into Consumers' next solicitation for power or, if necessary, utilized for current power needs. In either instance, the MPSC would determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. At the request of the MPSC, the MCV Partnership confirmed that it did not object to the Settlement Order. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals.

The PPA provides that Consumers is to pay to the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge which is based primarily on Consumers' average cost of coal consumed. The Settlement Order permits Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW of capacity and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. For all economic energy deliveries above the availability limits to 915 MW, Consumers is allowed to recover 1/2 cent per kWh capacity payment in addition to the variable energy charge.

In 1992, Consumers recognized an after-tax loss of $343 million which was the present value of an undiscounted after-tax loss of $789 million, based on Consumers' estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries, including fixed energy charges (in connection with a dispute with the MCV Partnership discussed below) which were being escrowed, were $61 million in 1994 and $59 million in 1993. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred.
Consumers estimates its future after-tax cash underrecoveries and possible additional losses for the next five years if none of the additional capacity is sold are shown in the table below.

                                                  After-tax, In Millions
                               1995     1996      1997      1998    1999
                               ----     ----      ----      ----    ----

Expected cash underrecoveries   $60      $56       $55       $ 8     $ 9

Possible additional under-
 recoveries and losses (a)      $20      $20       $22       $72     $72

(a) If unable to sell any capacity above the MPSC's authorized level.

At December 31, 1994 and 1993, the after-tax, present value of the Settlement Order liability totaled $272 million and $307 million, respectively. The reduction in the Settlement Order liability during 1994 reflects after-tax cash underrecoveries related to capacity totaling $57 million, partially offset by after-tax accretion expense of $22 million.

In connection with the MPSC's approval of the settlement proposal discussed above, Consumers and the MCV Partnership engaged in arbitration under the PPA regarding the payment of certain fixed energy charges. In January 1995, the arbitrator ruled in favor of Consumers' interpretation of the PPA and found that Consumers was entitled to the immediate return of an estimated $22 million, representing the fixed energy amounts for which Consumers did not receive full cost recovery during the years prior to the Settlement Order (1990 - 1992). Consumers had escrowed approximately $16 million of this amount. The arbitrator postponed the return of payments for 1993 and 1994 because the Settlement Order is still subject to pending appeals. The amount under dispute in 1994 is approximately $9 million and increases each year thereafter, averaging approximately $17 million per year over the life of the contract. Consumers believes it is premature to recognize any current year earnings benefit from this award until the remaining amount of MCV capacity is sold and/or the market for the capacity is confirmed.

In May 1994, Consumers was notified by the MCV that it was initiating further arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV is being properly calculated. Consumers believes that its calculation of the energy charge is correct. The amount in dispute, which relates to the period beginning in 1990 and continuing through the term of the PPA, has been estimated by the MCV Partnership to total $6.3 million annually. An arbitrator has been selected and a ruling is expected in the third quarter of 1995. Consumers cannot predict the outcome of this arbitration.

In 1994, the lessors of the MCV Facility filed a lawsuit against CMS Energy, Consumers and CMS Holdings, alleging breach of contract, breach of fiduciary duty and negligent or fraudulent misrepresentation relating to the MCV Partnership's failure to object to the Settlement Order in light of Consumers' interpretation of the Settlement Order, which is the subject of the arbitration between the MCV Partnership and Consumers discussed above. The action alleged damages in excess of $1 billion and sought injunctive relief relative to Consumers' payments of the fixed energy charges. In February 1995, after the arbitrator's decision, the lessors voluntarily withdrew this lawsuit.

In July 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility. Additionally, in February 1995, Consumers agreed to pay $15 million to terminate a power purchase agreement with a 44 MW wood and chipped tire facility. Consumers plans to seek MPSC approval to substitute less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. This proposed substitution of capacity would start in late 1996, the year the coal-fired cogeneration facility was scheduled to begin operations. The capacity substitution represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for similar facilities. As a result, Consumers has recorded a regulatory asset of $45 million ($30 million in 1994), which it believes will ultimately be recoverable in rates.

MCV-related PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. Consumers also agreed not to appeal any MCV-related issues raised in future orders for these plan cases and related reconciliations to the extent those issues are resolved by the Settlement Order. In March 1994, the MPSC issued an order in the PSCR reconciliation case for 1992 confirming Consumers' recovery for the purchase of 840 MW from the MCV in accordance with the MPSC plan case order and allowing recovery for the purchase of power above 840 MW based on replacement power costs. The MPSC subsequently confirmed the recovery of MCV-related costs consistent with the Settlement Order as part of the 1993 and 1994 plan case orders. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.


4:   Rate Matters

Electric Rate Case: In May 1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. The order provides Consumers with higher revenues associated with increased expenditures primarily related to capital additions, operation and maintenance, postretirement benefits, and the continuation of certain DSM programs.
The MPSC order generally supported Consumers' rate design proposal and reduced the level of subsidization of residential customers by commercial and industrial customers by allocating $40 million of the rate increase to residential customers.

In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes a proposed increase in Consumers' authorized rate of return on equity to 12.75 percent from 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. Consumers has requested that the MPSC eliminate the remainder of rate cross-subsidization of residential rates in a two-step adjustment, eliminate all DSM expenditures after April 1995 and allow recovery of all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington (see Note 12). In January 1995, Consumers filed a request with the MPSC, seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts, which if approved would result in a net decrease in depreciation expense of $7 million (see Electric Rate Case discussion in the Management's Discussion and Analysis).

Abandoned Midland Project: In 1991, the MPSC ordered that Consumers could collect $35 million pretax annually for the next 10 years for its abandoned nuclear project. Consumers is amortizing the abandoned assets against current income over the recovery period using an interest method. Consumers was not permitted to earn a return on the portion of the abandoned investment for which the MPSC was allowing recovery. The loss of a return on the amount being recovered is reflected in earnings as accretion income. An after-tax total of $27 million remains to be included in accretion income through April 2001. In December 1994, the Court of Appeals upheld the MPSC orders allowing recovery of the abandoned investment. Consumers and ABATE have appealed this decision to the Michigan Supreme Court. Management cannot predict the outcome of this issue.

Electric DSM: As a result of settlement discussions regarding DSM and an MPSC order, Consumers agreed to spend $65 million over two years on DSM programs. Consumers completed the customer participation portion of these DSM programs in 1993. Based on the criteria set out in the DSM settlement agreement approved by the MPSC, Consumers has achieved all the agreed-upon objectives. Consumers believes that the MPSC will ultimately allow collection of $11 million of incentive revenue. Accordingly, during 1994, Consumers recognized $11 million in revenue, related to its DSM program.
A final order from the MPSC is expected by mid-1995.

In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to recover DSM expenditures which exceeded $65 million and to continue certain programs ($30 million annually) in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from customers in accordance with an MPSC accounting order. The unamortized balance of deferred costs totaled $71 million at December 31, 1994 and 1993.

PSCR Issues: In November 1994, an ALJ issued a proposal for decision in the 1993 PSCR reconciliation proceeding that addressed issues related to an extended refueling and maintenance outage that began at Palisades in June 1993 and ended in November 1993. Consumers conceded that one day of the 1993 outage was unnecessary, while the ALJ found that 22 days of the outage were the result of imprudent actions and recommended a disallowance of $4 million of replacement power costs. While Consumers has taken exception to the ALJ's proposal, it has accrued a loss for this issue for 1994. In addition, from mid-February through mid-June 1994, Palisades took an unscheduled outage to repair valve leakage and conduct other needed inspections and repairs. The 1994 outage will be reviewed as part of the 1994 reconciliation proceeding.

The Energy Act imposes an obligation on the utility industry to decommission DOE uranium enrichment facilities. In 1994, the MPSC authorized Consumers to recover through electric rates its required decommissioning payments to the DOE. At December 31, 1994, Consumers' remaining liability and regulatory asset each totaled $25 million.

Gas Rates: In July 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits against 1994 earnings. The agreement was reached in response to a claim that gas utility business earnings for 1993 were excessive. This charge against earnings partially offsets savings related to reduced state property taxes. The agreement also provides for an additional $4 million of postretirement benefit costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers filed a gas rate case in December 1994.
Consumers requested an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of 13.25 percent. Consumers expects an MPSC decision in late 1995. Consumers' most recent rate filing for its electric utility business resulted in an approved rate of return on equity of 11.75 percent.

GCR Issues: In 1993, the MPSC provided that the price payable to certain intrastate gas producers by Consumers be reduced prospectively. As a result, Consumers was not allowed to recover $13 million of costs incurred prior to February 1993. Consumers previously had accrued a loss in excess of the disallowed amount. Future disallowances are not anticipated, unless appeals filed by the intrastate producers are successful.

In 1992, the FERC approved a settlement involving Consumers, Trunkline and certain other parties, which resolved numerous claims and proceedings concerning Trunkline liquified natural gas costs. The settlement represents significant gas cost savings for Consumers and its customers in future years. In 1992, Consumers recorded a liability and regulatory asset for the principal amount of payments due Trunkline. In 1993, the MPSC approved a separate settlement agreement providing full recovery of the liability over a five-year period. At December 31, 1994, the remaining liability and regulatory asset were $85 million.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on the financial statements.


5:   Income Taxes

Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated based on each company's separate taxable income. Consumers' accrued federal income tax benefits from CMS Energy were $33 million and $49 million as of December 31, 1994 and 1993, respectively. Consumers practices full deferred tax accounting for temporary differences as authorized by a generic MPSC order.

Consumers uses ITC to reduce current income taxes payable and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that can be carried forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT.

The significant components of income tax expense (benefit) consisted of:

                                                             In Millions
Years Ended December 31                   1994         1993         1992
- -----------------------                  -----        -----        -----

Current federal income taxes             $  51        $  41        $  52
Deferred income taxes                       67           61         (172)
Deferred income taxes - tax rate change      -           (2)           -
Deferred ITC, net                          (11)          (9)          (7)
                                         -----        -----        -----

                                         $ 107        $  91        $(127)
                                         =====        =====        =====

Operating                                $ 120        $ 116        $  51
Other                                      (13)         (25)        (178)
                                         -----        -----        -----

                                         $ 107        $  91        $(127)
                                         =====        =====        =====

The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                             In Millions
December 31                                            1994         1993
- -----------                                         -------      -------
Property                                            $  (535)     $  (518)
Unconsolidated investments                             (236)        (184)
Postretirement benefits (Note 10)                      (177)        (178)
Abandoned Midland project (Note 4)                      (51)         (57)
Employee benefit obligations (includes
 postretirement benefits of $172 and $178) (Note 10)    200          200
MCV power purchases - settlement (Note 3)               146          165
AMT carryforward                                         89           64
ITC carryforward (expires 2005)                          37           48
Other                                                    (6)          (8)
                                                    -------      -------

                                                    $  (533)     $  (468)
                                                    =======      =======

Gross deferred tax liabilities                      $(1,388)     $(1,319)
Gross deferred tax assets                               855          851
                                                    -------      -------

                                                    $  (533)     $  (468)
                                                    =======      =======

The actual income tax expense (benefit) differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                             In Millions
Years Ended December 31                   1994         1993         1992
- -----------------------                 ------       ------       ------

Net income (loss)                        $ 226        $ 198       $ (244)
Income tax expense (benefit)               107           91         (127)
                                        ------       ------       ------

                                           333          289         (371)
Statutory federal income tax rate        x 35%        x 35%        x 34%
                                        ------       ------       ------

Expected income tax expense (benefit)      117          101         (126)
Increase (decrease) in taxes from:
 Capitalized overheads previously
  flowed through                             5            5            5
 Differences in book and tax
  depreciation not previously deferred       6            6            9
 ITC amortization and utilization           (9)         (10)         (10)
 Affiliated companies' dividends            (6)          (6)          (5)
 Other, net                                 (6)          (5)           -
                                        ------       ------       ------

                                         $ 107        $  91       $ (127)
                                        ======       ======       ======


6:   Short-Term Financings

In 1994, the FERC granted Consumers' request for authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $470 million facility and unsecured, committed lines of credit aggregating $185 million that are used to finance seasonal working capital requirements. At December 31, 1994, $170 million and $166 million were outstanding under these facilities at weighted average interest rates of 6.3 percent and 7.3 percent, respectively. Consumers has an established $500 million trade receivables purchase and sale program. At December 31, 1994 and 1993, receivables sold under the agreement totaled $275 million and $285 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.


7:   Capitalization

Capital Stock: During 1994, Consumers issued and sold 8 million shares of Class A Preferred Stock (cumulative, without par value) with an annual dividend of $2.08. Net proceeds to Consumers were $193 million. The stock is redeemable at the option of Consumers, on or after April 1, 1999, at a redemption price of $25 per share plus accrued dividends.

At December 31, 1992, Consumers effected a quasi-reorganization in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. This action was approved by Consumers' Board of Directors and did not require shareholder approval.

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, Articles and the need for regulatory approvals in compliance with appropriate state and federal law. In the first quarter of 1994, Consumers redeemed first mortgage bonds totaling $101 million. These redemptions completed Consumers' commitment to the MPSC, under a 1993 financing order to refinance certain long-term debt.

Long-Term Bank Debt: In 1994, subsequent to MPSC authorization, Consumers entered into a new $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance its then existing long-term, variable rate, credit agreement and to reduce short-term borrowings. At December 31, 1994, the new loan carried a weighted average interest rate of 6.5 percent. In 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for a fixed-rate interest of 5.2 percent on $250 million of its long-term bank debt. The swap agreement hedges the variable rate exposure associated with Consumers' long-term bank debt and had the effect of increasing the weighted average interest rate to 5.3 percent from 5.0 percent for the 12-month period ended December 31, 1994. The current swap agreement began to decrease in February 1995 and will terminate by May 1996. In February 1995, Consumers entered into another hedging agreement for $100 million to reduce its exposure to variable rate interest associated with its long-term bank debt.

Other: Consumers has a total of $131 million of long-term PCRBs outstanding (secured by irrevocable letters of credit and first mortgage bonds) with a weighted average interest rate of 4.8 percent as of December 31, 1994.

In 1994, Consumers received a $100 million equity investment from CMS Energy. The investment was consistent with CMS Energy's plan to improve Consumers' capital structure and was recognized and included in the capitalization structure employed by the MPSC as part of Consumers' most recent electric rate order.


8:   Financial Instruments

The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term investments, except as shown below, approximate fair value.

                                                                                 In Millions
December 31                            1994                                1993
- -----------
Available-for-sale        Amortized    Fair   Unrealized     Amortized     Fair   Unrealized
 securities                    Cost   Value  Gain (Loss)          Cost    Value         Gain
- ------------------        ---------   -----  -----------     ---------    -----   ----------

Common stock
 of CMS Energy
 (Note 17)                     $ 43    $ 67         $ 24          $ 42     $ 72         $ 30

Nuclear
 decommissioning
 investments                    223     213          (10)          165      165            -


The carrying amount of long-term debt was $2.0 billion and $1.8 billion, and the fair value, as calculated by debt-pricing specialists, was $1.9 billion and $2.0 billion at December 31, 1994 and 1993, respectively. Although the current fair value of the long-term debt may differ from the current carrying amount, settlement of the reported debt is generally not expected until maturity.

The fair values of Consumers' off-balance-sheet financial instruments are based on the amounts estimated to terminate or settle the instruments. At December 31, 1994, the fair value of Consumers' interest rate swap agreement was $4 million, representing the amount that Consumers would receive to terminate the agreement. At December 31, 1993, Consumers would have paid $5 million to terminate the agreement. This beneficial change resulted from an increase in market interest rates. Guarantees and letters of credit were $7 million at December 31, 1994 and 1993. For held-to-maturity securities, see Note 17.

Effective January 1, 1994, Consumers adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in an increase in assets of $30 million with a corresponding increase in stockholders' equity of $20 million, net of tax. Consumers classifies unrealized losses on nuclear decommissioning investments in accumulated depreciation.


9:   Executive Incentive Compensation

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of common stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. The plan reserves for award not more than 2 percent of CMS Energy's common stock outstanding on January 1 each year, less the number of shares of restricted common stock awarded and of common stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures are subject to award under the plan. At December 31, 1994, awards of up to 402,316 shares of common stock may be issued.

Restricted shares of common stock are outstanding shares with full voting and dividend rights. Performance criteria were added in 1990 based on CMS Energy's total return to shareholders. Shares of restricted common stock cannot be distributed until they are vested and the performance objectives are met. Further, the restricted stock is subject to forfeiture if employment terminates before vesting. If key employees exceed performance objectives, the plan will allow additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1994, 314,856 shares of the 330,356 restricted shares outstanding are subject to performance objectives.

Consumers' Executive Stock Option and Stock Appreciation Rights Plan, an earlier plan approved by shareholders, remains in effect until all authorized options are granted or September 25, 1995. At December 31, 1994, options for 43,000 shares remained to be granted.

Under both plans, for stock options and stock appreciation rights, the exercise price on each grant date equaled the closing market price on the grant date. Options are exercisable upon grant and expire up to 10 years and one month from date of grant. The status of the restricted stock granted under the Performance Incentive Stock Plan and options granted under both plans follows and includes shares for employees of CMS Energy and non-utility affiliates.

                                  Restricted
                                       Stock             Options
                                  ----------         ---------------
                                      Number      Number             Price
                                   of Shares   of Shares         per Share
                                   ---------   ---------   ---------------
Outstanding at January 1, 1992       275,063   1,291,091   $ 7.13 - $34.25
  Granted                            101,000     215,000   $17.13 - $18.00
  Exercised or Issued                (37,422)    (21,000)  $13.00 - $16.00
  Canceled                           (15,375)    (50,000)  $20.50 - $33.88
                                     -------   ---------   ---------------

Outstanding at December 31, 1992     323,266   1,435,091   $ 7.13 - $34.25
  Granted                            132,000     249,000   $25.13 - $26.25
  Exercised or Issued                (54,938)   (152,125)  $ 7.13 - $21.13
  Canceled                           (84,141)    (33,000)  $20.50 - $33.88
                                     -------   ---------   ---------------

Outstanding at December 31, 1993     316,187   1,498,966   $ 7.13 - $34.25
  Granted                            133,500     273,000   $21.25 - $22.38
  Exercised or Issued                (39,361)   (158,300)  $ 7.13 - $22.00
  Canceled                           (79,970)   (123,000)  $26.25 - $33.88
                                     -------   ---------   ---------------

Outstanding at December 31, 1994     330,356   1,490,666   $ 7.13 - $34.25
                                     =======   =========   ===============

10:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions: Consumers adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, effective as of the beginning of 1992 and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 18). Both the MPSC and FERC have generally allowed recovery of SFAS 106 costs. The MPSC's generic order allows utilities three years to seek recovery of costs. In May 1994, the MPSC authorized recovery of the electric utility portion of these costs over 18 years. In December 1994, Consumers requested recovery of the gas utility portion of these costs (see Note 4). Consumers funds the benefits using external Voluntary Employee Beneficiary Associations. Funding of the health care benefits coincides with Consumers' recovery in rates. A portion of the life insurance benefits have previously been funded.

Retiree health care costs at December 31, 1994, are based on the assumption that costs would increase 10 percent in 1995, then decrease gradually to 6 percent in 2004 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a 1 percentage point increase in each year's estimated health care cost assumption would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $84 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1994 by $10 million.

For the years ended December 31, 1994, 1993 and 1992, the weighted average discount rate was 8 percent, 7.25 percent and 8 percent, respectively, and the expected long-term rate of return on plan assets was 7 percent, 8.5 percent and 8.5 percent, respectively. Net periodic postretirement benefit cost for health care benefits and life insurance benefits was $53 million in 1994, $51 million in 1993 and $49 million in 1992. The 1994, 1993 and 1992 cost was comprised of $13 million, $13 million and $10 million for service plus $40 million, $38 million and $39 million for interest, respectively.

The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31 as follows:

                                                             In Millions
                                                          1994      1993
                                                        ------    ------
Actuarial present value of estimated benefits
  Retirees                                              $  336    $  281
  Eligible for retirement                                   43        54
  Active (upon retirement)                                 166       187
                                                        ------    ------

Accumulated postretirement benefit obligation              545       522
Plan assets at fair value                                   35         4
                                                        ------    ------

Projected postretirement benefit obligation
 in excess of plan assets                                 (510)     (518)
Unrecognized net loss from experience
 different than assumed                                      2         8
                                                        ------    ------

Recorded liability                                      $ (508)   $ (510)
                                                        ======    ======

Consumers' postretirement health care plan is partially funded; the accumulated postretirement benefit obligation for that plan is $530 million and $510 million at December 31, 1994 and 1993, respectively.

Supplemental Executive Retirement Plan: Certain management employees qualify under the SERP. SERP benefits, which are based on an employee's years of service and earnings as defined in the SERP, are paid from a trust established and funded in 1988. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1994 and 1993, trust assets at cost (which approximates market) were $14 million and $16 million, respectively, and were classified as other non-current assets.

Defined Benefit Pension Plan: A trusteed, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan is fully funded, no contributions were made for plan years 1992 through 1994. Amounts presented below for the Pension Plan include minor amounts for employees of CMS Energy and non-utility affiliates which are not distinguishable from the plan's total assets.

Years Ended December 31                         1994      1993      1992
- -----------------------                       ------    ------     -----

Discount rate                                   8.0%     7.25%      8.5%
Rate of compensation increase                   4.5%      4.5%      5.5%
Expected long-term rate of return on assets     9.25%    8.75%     8.75%

Net Pension Plan and SERP costs consisted of:

                                                             In Millions
Years Ended December 31                         1994      1993      1992
- -----------------------                        -----     -----     -----

Service cost                                    $ 23      $ 19      $ 19
Interest cost                                     50        49        47
Actual return on plan assets                      21       (92)      (36)
Net amortization and deferral                    (85)       34       (20)
                                               -----     -----     -----

Net periodic pension cost                       $  9      $ 10      $ 10
                                               =====     =====     =====

The funded status of the Pension Plan and SERP reconciled to the pension liability recorded at December 31 was:

                                                             In Millions
                                       Pension Plan           SERP
                                      1994      1993      1994      1993
                                     -----     -----     -----     -----
Actuarial present value of
 estimated benefits
  Vested                             $ 421     $ 471      $ 13      $ 12
  Non-vested                            61        56         -         -
                                     -----     -----     -----     -----

Accumulated benefit obligation         482       527        13        12
Provision for future pay increases     154       138         6         5
                                     -----     -----     -----     -----

Projected benefit obligation           636       665        19        17
Plan assets (primarily stocks
 and bonds, including $79 in 1994
 and $87 in 1993 in common stock
 of CMS Energy) at fair value          637       692         -         -
                                     -----     -----     -----     -----

Projected benefit obligation less
 than (in excess of) plan assets         1        27       (19)      (17)
Unrecognized net (gain) loss from
 experience different than assumed     (35)      (56)        3         5
Unrecognized prior service cost         40        45         1         -
Unrecognized net transition
 (asset) obligation                    (39)      (44)        1         1
                                     -----     -----     -----     -----

Recorded liability                   $ (33)    $ (28)    $ (14)     $(11)
                                     =====     =====     =====     =====

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.


11:   Leases

Consumers leases various assets, including vehicles, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement is scheduled to expire in November 1996. The maximum amount of nuclear fuel that can be leased increased during 1994 to $80 million. The lease provides for an additional one-year extension upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $59 million as of December 31, 1994. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 1994, were:

                                                             In Millions
                                                     Capital   Operating
                                                      Leases      Leases
                                                     -------    --------

1995                                                    $ 43        $  6
1996                                                      60           3
1997                                                      17           3
1998                                                      15           2
1999                                                      12           2
2000 and thereafter                                       21          20
                                                       -----       -----

Total minimum lease payments                             168        $ 36
Less imputed interest                                     24       =====
                                                       -----

Present value of net minimum lease payments              144
Less current portion                                      36
                                                       -----

Non-current portion                                     $108
                                                       =====

Consumers recovers these charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts as of December 31, 1994, 1993 and 1992, were $8 million, $8 million and $12 million, respectively.

Capital lease expenses for the years ended December 31, 1994, 1993 and 1992 were $40 million, $32 million and $44 million, respectively.
Included in these amounts for the years ended 1994, 1993 and 1992, are nuclear fuel lease expenses of $21 million, $13 million and $17 million, respectively.


12:   Commitments and Contingencies

Ludington Pumped Storage Plant: In 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties, signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. The proposed settlement, which allows for continued operation of the plant through the end of its FERC license, will require Consumers and Detroit Edison to continue using a seasonal barrier net as well as monitoring new technology which may further reduce fish loss at the plant. The proposed settlement also requires Consumers to make annual payments to the Great Lakes Fishery Trust, develop and improve certain recreational areas and convey certain undeveloped land to the State of Michigan and the Great Lakes Fishery Trust. Upon approval of the settlement agreement, Consumers will transfer land (with an original cost of $9 million and a fair market value in excess of $20 million), make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The agreement is subject to the MPSC permitting Consumers to recover all such settlement costs from electric customers, and approval by the FERC.

The proposed settlement would resolve two lawsuits filed by the Attorney General in 1986 and 1987 on behalf of the State of Michigan. In one, the state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, reduced only upon installation of "adequate" fish barriers and other changed conditions. Each year, a barrier net is installed at Ludington by Consumers and Detroit Edison from April to October. In the other, the Attorney General sought to have Ludington's bottomlands lease declared void.

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability will average less than 4 percent of the estimated total site remediation costs, and such liability will probably not exceed $6 million. At December 31, 1994, Consumers has accrued a liability for its estimated losses. Consumers believes that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Parties other than Consumers with current or former ownership interests may also be considered liable for site investigations and remedial actions. There is limited knowledge of manufactured gas plant contamination at these sites at this time.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these former manufactured gas plant sites to define the nature and extent of contamination at these sites and to determine which of several possible remedial action alternatives, including no action, may be required under the Environmental Response Act. The DNR has approved three of four plans for remedial investigation/feasibility studies submitted by Consumers.

The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At December 31, 1994, Consumers has accrued a liability of $48 million. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recoverable in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC has approved similar deferred accounting requests by two other Michigan utilities relative to investigation and remedial action costs. Accordingly, Consumers has recorded a regulatory asset for the accrued liability that was established for these estimated remedial action costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

The federal Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require enhanced emissions monitoring. All of Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Beginning in 1995, certain coal-fueled generating units will receive emissions allowances (all of Consumers' coal units will receive allowances beginning in the year 2000). Based on projected emissions from these units, Consumers expects to have excess allowances which may be sold or saved for future use. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Final acid rain program nitrogen oxide regulations specifying the controls to be installed at the other coal-fired units are not expected earlier than 1996. Management believes that Consumers annual operating costs will not be materially affected.

Capital Expenditures: Consumers estimates capital expenditures, including DSM and new lease commitments, of $452 million for 1995, $374 million for 1996 and $380 million for 1997.

Commitments for Coal and Gas Supplies: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1995 to 2004. Consumers contracts for approximately 60 - 70 percent of its annual coal requirements which in 1994 totaled $261 million (63 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

Consumers has entered into gas supply contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1995 to 2003. Consumers contracts for approximately 70 - 80 percent of its annual gas requirements which in 1994 totaled $662 million (83 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its gas needs.

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

Other: Consumers has experienced increases in the number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At January 31, 1995, Consumers had 81 separate stray voltage lawsuits pending.

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


13:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. Subsequently, the Attorney General and certain other parties attempted to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected these allegations and upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied National Environmental Policy Act requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. As of February 28, 1995, Consumers had loaded nine dry storage casks with spent nuclear fuel and expects to load four additional casks prior to Palisades' 1995 refueling.

In the latter part of 1995, Consumers plans to unload and replace one of the loaded casks. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and concluded that the pad location is acceptable to support the casks.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan, and no other states' repositories are available to Michigan generators of such waste. Consumers stores low-level waste at its nuclear plant sites and plans to continue to do so following final shutdown of the plants, if necessary, until a permanent storage site is provided. Consumers currently estimates that a permanent low-level radioactive waste disposal site will be available by the year 2027.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of: $33 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

In November 1993, Palisades returned to service following a planned refueling and maintenance outage that had been extended due to several unanticipated repairs (see Note 4). The results of an NRC review of Consumers' performance at Palisades published shortly after the planned outage showed a decline in performance ratings for the plant. To provide NRC senior management with a more in-depth assessment of plant performance, the NRC conducted a diagnostic evaluation inspection at Palisades. The inspection, completed in June 1994, found certain performance, operational and management deficiencies at Palisades. The NRC acknowledged that the new Palisades senior management team, in place since early 1994, had recognized and begun to address the deficiencies. In August 1994, Consumers filed its response to the NRC's diagnostic evaluation report and included both short- and long-term enhancements planned to improve Palisades' performance. Acceptable performance at Palisades will require continuing performance improvements and additional expenditures at the plant, which have been included in Consumers' total planned levels of expenditures.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. If the results of the calculation indicate that an NRC temperature screening criterion will be exceeded, Consumers must determine what, if any, plant modifications are necessary to avoid exceeding the screening criterion and prevent potential reactor vessel failure as a result of postulated pressurized thermal shock events. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel could exceed the screening criterion prior to the year 2000. Consumers is continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. It is currently estimated that expenditures for corrective action related to this issue could total $20 million to $30 million. Consumers cannot predict the outcome of these efforts.


14:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                             In Millions
December 31                                             1994        1993
- -----------                                            -----       -----
Net investment
  Ludington - 51%                                       $119        $114
  Campbell Unit 3 - 93.3%                                337         349
  Transmission lines - various                            31          32

Accumulated depreciation
  Ludington                                             $ 76        $ 74
  Campbell Unit 3                                        224         210
  Transmission lines                                      11          11


15:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the years ended December 31 were:

                                                             In Millions
                                                1994      1993      1992
                                               -----     -----     -----

Cash transactions
  Interest paid (net of amounts capitalized)    $147      $177      $176
  Income taxes paid (net of refunds)              34        90         6

Non-cash transactions
  Nuclear fuel placed under capital lease       $ 21      $ 28      $ 30
  Other assets placed under capital leases        15        30        39
  Capital leases refinanced                        -        42         -
  Assumption of debt                               -         -        15

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows at December 31 are described below:

                                                             In Millions
                                                1994      1993      1992
                                               -----     -----     -----

Sale of receivables, net                       $ (10)   $   60     $  25
Accounts receivable                               (4)       19        30
Accrued revenue                                   24       (48)       91
Inventories                                       (5)      (32)       24
Accounts payable                                  19       (25)       21
Accrued refunds                                   (3)      (48)     (143)
Other current assets and liabilities, net         12       (45)       38
Non-current deferred amounts, net                 (9)       (7)      (49)
                                               -----     -----     -----

                                               $  24     $(126)    $  37
                                               =====     =====     =====


16:   Reportable Segments

The Consolidated Statements of Income show operating revenue and pretax operating income by segments. These amounts include earnings (losses) from investments accounted for by the equity method of $16 million, $6 million and $(10) million for 1994, 1993 and 1992, respectively. Other segment information follows:

                                                             In Millions
Years Ended December 31                         1994      1993      1992
- -----------------------                      -------   -------   -------

Depreciation, depletion and amortization
   Electric                                 $    257   $   241   $   230
   Gas                                            76        73        76
   Other                                           2         2         1
                                             -------   -------   -------

                                            $    335   $   316   $   307
                                             =======   =======   =======

Identifiable assets
   Electric (a) (b)                          $ 4,364   $ 4,100   $ 3,845
   Gas (b)                                     1,673     1,628     1,574
   Other (c)                                     772       823     1,177
                                             -------   -------   -------

                                             $ 6,809   $ 6,551   $ 6,596
                                             =======   =======   =======

Capital expenditures (d)
   Electric                                  $   358   $   403   $   390
   Gas                                           134       158       116
                                             -------   -------   -------

                                             $   492   $   561   $   506
                                             =======   =======   =======

(a) Includes abandoned Midland investment of $147 million, $162 million and $175 million for 1994, 1993 and 1992, respectively.

(b) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(c) Reclassified 1992 to include independent power production, which is no longer significant enough for Consumers to report separately. Also, other was reduced in 1993 by the sale of the remaining $309 million of MCV Bonds.

(d) Includes capital leases for nuclear fuel and other assets and electric DSM costs (see Statement of Cash Flows). Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.


17:   Related-Party Transactions

Consumers has an investment of $250 million in 10 shares of Enterprises' preferred stock. Beginning in 1997, a five-year redemption program of $50 million per year will commence. In addition, Consumers has an investment in approximately 3 million shares of CMS Energy common stock with a fair value totaling $67 million (see Note 8) at December 31, 1994. As a result of these two investments, Consumers received dividends on affiliates' common and preferred stock totaling $17 million in 1994 and $16 million in 1993 and 1992. MGL, a wholly owned subsidiary of Consumers, was dissolved in December 1994. As a result, MGL's $10 million promissory note to its wholly owned subsidiary, CMS Midland, was replaced with a short-term note from Consumers, in satisfaction of a covenant related to CMS Midland's general partnership interest in the MCV Partnership.

Consumers purchases a portion of its gas from an affiliate, CMS NOMECO. The amounts of purchases for the years ended 1994, 1993 and 1992 were $1 million, $3 million and $3 million, respectively. In 1994, 1993 and 1992, Consumers purchased $48 million, $52 million and $36 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling approximately $13 million for 1994 and $14 million for 1993 and 1992. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 19. Other related-party transactions are immaterial.


18:   Effects of the Ratemaking Process

The following regulatory assets (liabilities) which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process.

                                                             In Millions
December 31                                               1994      1993
- -----------                                            -------   -------

Postretirement benefits (Note 10)                       $  503    $  510
Income taxes (Note 5)                                      189       189
Abandoned Midland project (Note 4)                         147       162
Trunkline settlement (Note 4)                               85       117
DSM - deferred costs (Note 4)                               71        71
Manufactured gas plant sites (Note 12)                      47         -
Power purchase contract (Note 3)                            30         -
Uranium enrichment facility (Note 4)                        25        33
Other                                                       31        39
                                                       -------   -------

Total regulatory assets                                $ 1,128   $ 1,121
                                                       =======   =======

Income taxes (Note 5)                                  $  (205)  $  (195)
DSM - deferred revenue                                     (21)      (17)
                                                       -------   -------

Total regulatory liabilities                           $  (226)  $  (212)
                                                       =======   =======


At December 31, 1994, $864 million of Consumers' regulatory assets are being recovered through rates being charged to customers over periods of up to 18 years. Consumers anticipates MPSC approval for recovery of the remaining amounts.

Consumers is experiencing increased competition, particularly in its electric utility business. Municipalization and self-generation, among other forms of competition, could restrict Consumers' ability to establish rates sufficient to recover specific costs associated with its regulatory assets.


19:    Summarized Financial Information of Significant Related Energy
       Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1994 obligation to purchase electric capacity from the MCV Partnership was approximately 15 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:

Statements of Income
                                                             In Millions
Years Ended December 31                         1994      1993      1992
- -----------------------                        -----     -----     -----

Operating revenue (a)                          $ 579     $ 548     $ 488
Operating expenses                               378       362       315
                                               -----     -----     -----

Operating income                                 201       186       173
Other expense, net                               183       189       190
                                               -----     -----     -----

Net income (loss)                              $  18     $  (3)    $ (17)
                                               =====     =====     =====

Balance Sheets
                                                             In Millions
December 31                                               1994      1993
- -----------                                             ------    ------
Assets
Current assets (a)                                      $  206    $  181
Property, plant and equipment, net                       2,012     2,073
Other assets                                               154       146
                                                        ------    ------

                                                        $2,372    $2,400
                                                        ======    ======

Liabilities and Partners' Equity
Current liabilities                                     $  218    $  198
Long-term debt and other non-current liabilities (b)     2,081     2,147
Partners' equity (c)                                        73        55
                                                        ------    ------

                                                        $2,372    $2,400
                                                        ======    ======

(a) Revenue from Consumers totaled $534 million, $505 million and $444 million for 1994, 1993 and 1992, respectively. At December 31, 1994, 1993 and 1992, $48 million, $44 million and $38 million, respectively, were receivable from Consumers.

(b) FMLP is a beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP (see Note 3). At December 31, 1994 and 1993, lease obligations of $1.7 billion were owed to the owner trust of which FMLP is the sole beneficiary. CMS Holdings' share of the interest and principal portion for the 1994 lease payments was $62 million and $20 million, respectively, and for the 1993 lease payments was $63 million and $16 million, respectively. The lease payments service $1.2 billion in non-recourse debt outstanding as of December 31, 1994 and 1993 of the owner-trust whose beneficiary is FMLP. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1994 and 1993, the owner-trust whose beneficiary is FMLP made debt payments of $175 million and $172 million, respectively. The 1993 amounts included $10 million of principal and $25 million of interest on the MCV Bonds held by Consumers through December 1993.

(c) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership.

                            ARTHUR ANDERSEN LLP


                 Report of Independent Public Accountants
                 ----------------------------------------




To Consumers Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Power Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities.


                                        ARTHUR ANDERSEN LLP


Detroit, Michigan,
   January 31, 1995 (except with respect to certain matters discussed in Notes 2, 3, 7 and 13 to the consolidated financial statements as to which the date is March 1, 1995).

Quarterly Financial Information                                                     Consumers Power Company
                                                                                                In Millions

                                       1994 (Unaudited)                          1993 (Unaudited)

Quarters Ended             March 31   June 30  Sept. 30   Dec. 31    March 31   June 30  Sept. 30   Dec. 31
Operating revenue            $1,074      $734      $705      $843        $988      $681      $702      $872

Pretax operating income        $172      $105      $117       $89        $156       $74      $101      $104

Net income                      $85       $46       $52       $43         $78       $26       $45       $49

Preferred stock dividends        $3        $7        $7        $7          $3        $3        $3        $2

Net income after preferred
 stock dividends                $82       $39       $45       $36         $75       $23       $42       $47




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

(b)       Reports on Form 8-K for CMS Energy and Consumers.

          CMS Energy

          Current Reports dated October 5, 1994, November 21, 1994, January 10, 1995 and February 2, 1995 covering matters reported pursuant to Item 5. Other Events.

          Consumers

          Current reports dated October 5, 1994, November 21, 1994, January 10, 1995 and February 2, 1995 covering matters reported pursuant to Item 5. Other Events.

(c)       Exhibits, including those incorporated by reference (see also
          Exhibit volume).

The following exhibits are applicable to CMS Energy and Consumers except where otherwise indicated "CMS ONLY":


  CMS Energy
 and Consumers
Exhibit Numbers
- ---------------

(1)-(2)             -  Not applicable.

(3)(a) (CMS ONLY)   -  Articles of Incorporation of CMS Energy
                       Corporation, as Amended.  (Designated in CMS Energy
                       Corporation's Form S-8 dated June 30, 1989, File
                       No. 1-9513, as Exhibit (4).)

(3)(b) (CMS ONLY)   -  Copy of the By-Laws of CMS Energy Corporation.

(3)(c)              -  Restated Articles of Incorporation of Consumers
                       Power Company.

(3)(d)              -  Copy of By-Laws of Consumers Power Company.

(4)(a)              -  Composite Working Copy of Indenture dated as of
                       September 1, 1945, between Consumers Power Company and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979. (Designated in Consumers Power Company's Registration No. 2-65973 as
                       Exhibit (b)(1)-4.)

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

(4)(c) (CMS ONLY)   -  Indenture between CMS Energy Corporation and Chase
                       Manhattan Bank (National Association), as Trustee, dated as of January 15, 1994. (Designated in CMS Energy's Form 8-K dated March 29, 1994, File
                       No. 1-9513, as Exhibit (4a).)

                       First Supplemental Indenture dated as of January 20, 1994 between CMS Energy Corporation and Chase Manhattan Bank (National Association), as Trustee. (Designated in CMS Energy's Form 8-K dated March 29, 1994, File No. 1-9513, as
                       Exhibit (4b).)

(5)-(9)             -  Not applicable.

(10)(a) (CMS ONLY)  -  Credit Agreement dated as of July 29, 1994, among
                       CMS Energy Corporation, the Banks, the Co-Agents, the Documentation Agent and the Operational Agent, all as defined therein, and the Exhibits thereto. (Designated in CMS Energy Corporation's Form 10-Q for the quarter ended June 30, 1994, File
                       No. 1-9513, as Exhibit (4).)

(10)(b)             -  Employment Agreement dated as of August 1, 1990
                       among Consumers Power Company, CMS Energy
                       Corporation and William T. McCormick, Jr.
                       (Designated in CMS Energy Corporation's Form 10-K for the year ended December 31, 1990, File
                       No. 1-9513, as Exhibit (10)(c).)

(10)(c)             -  Employment contract effective as of March 1, 1987
                       among CMS Energy Corporation, Consumers Power Company and S. Kinnie Smith, Jr. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1987, File No. 1-5611, as Exhibit (10)(g).)

(10)(d)             -  Employment Agreement effective as of June 15, 1988
                       among Consumers Power Company, CMS Energy
                       Corporation and Victor J. Fryling. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1988, File No. 1-5611, as Exhibit (10)(i).)

(10)(e)             -  Employment Agreement dated May 26, 1989 between
                       Consumers Power Company and Michael G. Morris. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1990, File
                       No. 1-5611, as Exhibit (10)(f).)

(10)(f)             -  Employment Agreement dated May 26, 1989 between
                       Consumers Power Company and David A. Mikelonis. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as Exhibit 10(h).)

(10)(g)             -  Employment Agreement dated May 26, 1989 among
                       Consumers Power Company, CMS Energy Corporation and John W. Clark. (Designated in CMS Energy
                       Corporation's Form 10-K for the year ended
                       December 31, 1990, File No. 1-9513, as
                       Exhibit (10)(f).)

(10)(h)             -  Employment Agreement dated March 25, 1992 between
                       Consumers Power Company, CMS Energy Corporation and Alan M. Wright. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1992, File No. 1-5611, as Exhibit 10(j).)

(10)(i)             -  Employment Agreement dated March 25, 1992 between
                       Consumers Power Company and Paul A. Elbert.
                       (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1992, File
                       No. 1-5611, as Exhibit 10(k).)

(10)(j)             -  Consumers Power Company's Executive Stock Option
                       and Stock Appreciation Rights Plan effective
                       December 1, 1989.   (Designated in Consumers Power
                       Company's Form 10-K for the year ended December 31, 1990, File No. 1-5611, as Exhibit (10)(g).)

(10)(k)             -  CMS Energy Corporation's Performance Incentive
                       Stock Plan effective as of December 1, 1989.
                       (Designated in CMS Energy Corporation's Form 10-K for the year ended December 31, 1990, File
                       No. 1-9513, as Exhibit (10)(h).)

(10)(l)             -  CMS Deferred Salary Savings Plan effective
                       January 1, 1994.  (Designated in CMS Energy
                       Corporation's Form 10-K for the year ended
                       December 31, 1993, File No. 1-9513, as
                       Exhibit (10)(m).)

(10)(m)             -  Consumers Power Company's Executive Incentive
                       Compensation Plan effective February 1993, as amended March 1994. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1993, File No. 1-5611, as Exhibit (10)(n).)

(10)(n)             -  Consumers Power Company's Supplemental Executive
                       Retirement Plan effective November 1, 1990.
                       (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1993, File
                       No. 1-5611, as Exhibit (10)(o).)

(10)(o)             -  Senior Trust Indenture, Leasehold Mortgage and
                       Security Agreement dated as of June 1, 1990 between The Connecticut National Bank and United States Trust Company of New York. (Designated in Midland Cogeneration Venture Limited Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as
                       Exhibit 4.1.)

                       Indenture Supplemental thereto:

                       Supplement No. 1 dated as of June 1, 1990.
                       (Designated in Midland Cogeneration Venture Limited Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as Exhibit 4.2.)

(10)(p)             -  Collateral Trust Indenture dated as of June 1, 1990
                       among Midland Funding Corporation I, Midland
                       Cogeneration Venture Limited Partnership and United States Trust Company of New York, Trustee.
                       (Designated in CMS Energy Corporation's Form 10-Q for the quarter ended June 30, 1990, File
                       No. 1-9513, as Exhibit (28)(b).)

                       Indenture Supplemental thereto:

                       Supplement No. 1 dated as of June 1, 1990.
                       (Designated in Midland Cogeneration Venture Limited Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as Exhibit 4.4.)

(10)(q)             -  Amended and Restated Investor Partner Tax
                       Indemnification Agreement dated as of June 1, 1990 among Investor Partners, CMS Midland Holdings Corporation as Indemnitor and CMS Energy Corporation as Guarantor. (Designated in
                       CMS Energy Corporation's Form 10-K for the year ended December 31, 1990, File No. 1-9513, as Exhibit (10)(v).)

(10)(r)             -  Environmental Agreement dated as of June 1, 1990
                       made by CMS Energy Corporation to The Connecticut National Bank and Others. (Designated in
                       CMS Energy Corporation's Form 10-K for the year ended December 31, 1990, File No. 1-9513, as Exhibit (10)(y) and Form 10-Q for the quarter ended September 30, 1991, File No. 1-9513, as
                       Exhibit (19)(d).)**

(10)(s)             -  Indemnity Agreement dated as of June 1, 1990 made
                       by CMS Energy Corporation to Midland Cogeneration Venture Limited Partnership. (Designated in
                       CMS Energy Corporation's Form 10-K for the year ended December 31, 1990, File No. 1-9513, as Exhibit (10)(z).)**

(10)(t)             -  Environmental Agreement dated as of June 1, 1990
                       made by CMS Energy Corporation to United States Trust Company of New York, Meridian Trust Company, each Subordinated Collateral Trust Trustee and Holders from time to time of Senior Bonds and Subordinated Bonds and Participants from time to time in Senior Bonds and Subordinated Bonds. (Designated in CMS Energy Corporation's Form 10-K for the year ended December 31, 1990, File
                       No. 1-9513, as Exhibit (10)(aa).)**

(10)(u)             -  Amended and Restated Participation Agreement dated
                       as of June 1, 1990 among Midland Cogeneration Venture Limited Partnership, Owner Participant, The Connecticut National Bank, United States Trust Company, Meridian Trust Company, Midland Funding Corporation I, Midland Funding Corporation II, MEC Development Corporation and Institutional Senior Bond Purchasers. (Designated in Midland Cogeneration Venture Limited Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as
                       Exhibit 4.13.)

                       Amendment No. 1 dated as of July 1, 1991.
                       (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1991, File
                       No. 1-5611, as Exhibit (10)(w).)

(10)(v)             -  Power Purchase Agreement dated as of July 17, 1986
                       between Midland Cogeneration Venture Limited
                       Partnership and Consumers Power Company.
                       (Designated in Midland Cogeneration Venture Limited Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as Exhibit 10.4.)

                       Amendments thereto:

                       Amendment No. 1 dated September 10, 1987.
                       (Designated in Midland Cogeneration Venture Limited Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as Exhibit 10.5.)

                       Amendment No. 2 dated March 18, 1988. (Designated in Midland Cogeneration Venture Limited
                       Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as Exhibit 10.6.)

                       Amendment No. 3 dated August 28, 1989. (Designated in Midland Cogeneration Venture Limited
                       Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as Exhibit 10.7.)

                       Amendment No. 4A dated May 25, 1989. (Designated in Midland Cogeneration Venture Limited
                       Partnership's Form S-1 filed November 23, 1990, File No. 33-37977, as Exhibit 10.8.)

(10)(w)             -  Request for Approval of Settlement Proposal to
                       Resolve MCV Cost Recovery Issues and Court Remand, filed with the Michigan Public Service Commission on July 7, 1992, MPSC Case No. U-10127. (Designated in CMS Energy Corporation's and Consumers Power Company's Forms 10-K for the year ended December 31, 1991 as amended by Form 8 dated July 15, 1992 as Exhibit (28).)

(10)(x)             -  Settlement Proposal Filed on July 7, 1992 as
                       Revised on September 8, 1992 by Filing with the Michigan Public Service Commission. (Designated in CMS Energy Corporation's and Consumers Power Company's Forms 8-K dated September 8, 1992 as Exhibit (28).)

(10)(y)             -  Michigan Public Service Commission Order Dated
                       March 31, 1993, Approving with Modifications the Settlement Proposal Filed on July 7, 1992, as Revised on September 8, 1992. (Designated in CMS Energy Corporation's and Consumers Power Company's Forms 10-K for the year ended
                       December 31, 1992 as Exhibit (10)(cc).)

(10)(z)             -  Unwind Agreement dated as of December 10, 1991 by
                       and among CMS Energy Corporation, Midland Group, Ltd., Consumers Power Company, CMS Midland, Inc., MEC Development Corp. and CMS Midland Holdings Company. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as Exhibit (10)(y).)

(10)(aa)            -  Stipulated AGE Release Amount Payment Agreement
                       dated as of June 1, 1990, among CMS Energy
                       Corporation, Consumers Power Company and The Dow Chemical Company. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as Exhibit (10)(z).)

(10)(bb)            -  Parent Guaranty dated as of June 14, 1990 from
                       CMS Energy Corporation to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial Purchasers of Senior Bonds in the MCV Sale Leaseback transaction, and MEC Development. (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as Exhibit (10)(aa).)**

(11)-(12)           -  Not applicable.

(13)                -  Not Applicable.

(14)-(20)           -  Not applicable.

(21)(a) (CMS ONLY)  -  Subsidiaries of CMS Energy Corporation.

(21)(b)             -  Subsidiaries of Consumers Power Company.

(22)                -  Not applicable.

(23)                -  Consents of experts and counsel.

(24)(a)             -  Power of Attorney for CMS Energy Corporation.

(24)(b)             -  Power of Attorney for Consumers Power Company.

(25)-(26)           -  Not applicable.

(27)(a)             -  Financial Data Schedule UT for CMS Energy
                       Corporation.

(27)(b)             -  Financial Data Schedule UT for Consumers Power
                       Company.

(28)                -  Not applicable


* Five copies of this exhibit have been signed by, or on behalf of, each of five Owner Participants. With regard to each of the agreements, each copy is substantially identical in all material respects except as to the parties thereto. Therefore, pursuant to Instruction 2, Item 601(a) of Regulation S-K, CMS Energy Corporation and Consumers Power Company are filing a copy of only one such document.

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

                  Index to Financial Statement Schedules


                                                                    Page

Schedule II    Valuation and Qualifying Accounts and Reserves
                 1994, 1993 and 1992:
                   CMS Energy Corporation . . . . . . . . . . . . .  144
                   Consumers Power Company. . . . . . . . . . . . .  145

Report of Independent Public Accountants
                   CMS Energy Corporation . . . . . . . . . . . . .  146
                   Consumers Power Company. . . . . . . . . . . . .  147


Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.


                                                CMS ENERGY CORPORATION
                             Schedule II - Valuation and Qualifying Accounts and Reserves
                                     Years Ended December 31, 1994, 1993 and 1992
                                                 (Millions of Dollars)


                                        Balance at      Charged     Charged to                    Balance
                                         Beginning        to           other                      at End
     Description                         of Period      Expense      Accounts     Deductions     of Period

Accumulated provision for
uncollectible accounts
(substantially all
Consumers Power Company):

  1994                                      $4           $12              -         $11(a)          $5

  1993                                      $5           $ 9              -         $10(a)          $4

  1992                                      $5           $11              -         $11(a)          $5


Reserve for rights to
additional MCV Bonds:

  1994                                      -             -               -             -            -

  1993                                      -             -               -             -            -

  1992                                     $366           -               -          $366            -


(a)   Accounts receivable written off including net uncollectible amounts of $10 in 1994, $8 in 1993, and
      $10 in 1992 charged directly to operating expense and credited to accounts receivable.


                                                CONSUMERS POWER COMPANY
                             Schedule II - Valuation and Qualifying Accounts and Reserves
                                     Years Ended December 31, 1994, 1993 and 1992
                                                 (Millions of Dollars)

                                        Balance at      Charged     Charged to                    Balance
                                         Beginning        to           other                      at End
     Description                         of Period      Expense      Accounts     Deductions     of Period
Accumulated provision for
uncollectible accounts:

  1994                                       $4           $11              -        $11(a)           $4

  1993                                       $5           $ 9              -        $10(a)           $4

  1992                                       $5           $11              -        $11(a)           $5


Reserve for rights to
additional MCV Bonds:

  1994                                        -             -              -             -            -

  1993                                        -             -              -             -            -

  1992                                     $366             -              -          $366            -


(a)        Accounts receivable written off including net uncollectible amounts of $10 in 1994, $8 in 1993, and $10 in
           1992 charged directly to operating expense and credited to accounts receivable.



                            ARTHUR ANDERSEN LLP



                 Report of Independent Public Accountants
                 ----------------------------------------


To CMS Energy Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CMS Energy Corporation's 1994 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1995 (except with respect to certain matters discussed in Notes 2, 3, 7 and 13 to the consolidated financial statements as to which the date is March 1, 1995). Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                            ARTHUR ANDERSEN LLP

Detroit, Michigan,
   January 31, 1995.

                            ARTHUR ANDERSEN LLP



                 Report of Independent Public Accountants
                 ----------------------------------------


To Consumers Power Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consumers Power Company's 1994 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1995 (except with respect to certain matters discussed in Notes 2, 3, 7 and 13 to the consolidated financial statements as to which the date is March 1,
1995). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                      ARTHUR ANDERSEN LLP

Detroit, Michigan,
   January 31, 1995.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 1995.


                                            CMS ENERGY CORPORATION


                                        By   William T. McCormick, Jr.
                                          ---------------------------
                                           William T. McCormick, Jr.
                                             Chairman of the Board
                                          and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 15th day of March 1995.





          Signature                                  Title
- -----------------------------------     ----------------------------------


(i)   Principal executive officer:
                                            Chairman of the Board,
                                            Chief Executive Officer
  William T. McCormick, Jr.                      and Director
- -----------------------------------
  William T. McCormick, Jr.

(ii)  Principal financial officer:
                                            Senior Vice President,
                                            Chief Financial Officer
         A M Wright                              and Treasurer
- -----------------------------------
       Alan M. Wright

(iii) Controller or principal
       accounting officer:

                                          Vice President, Controller
        P. D. Hopper                     and Chief Accounting Officer
- -----------------------------------
      Preston D. Hopper

(iv)  A majority of the Directors
      including those named above:

    James J. Duderstadt*                               Director
- -----------------------------------
     James J. Duderstadt

          Signature                                  Title
- -----------------------------------     ----------------------------------


        K R Flaherty*                              Director
- -----------------------------------
    Kathleen R. Flaherty

     Victor J. Fryling*                            Director
- -----------------------------------
      Victor J. Fryling

       Earl D. Holton*                             Director
- -----------------------------------
       Earl D. Holton

        Lois A. Lund*                              Director
- -----------------------------------
        Lois A. Lund

     Frank H. Merlotti*                            Director
- -----------------------------------
      Frank H. Merlotti

        W. U. Parfet*                              Director
- -----------------------------------
      William U. Parfet

      Percy A. Pierre*                             Director
- -----------------------------------
       Percy A. Pierre

    S. Kinnie Smith, Jr.*                          Director
- -----------------------------------
    S. Kinnie Smith, Jr.

      Robert D. Tuttle*                            Director
- -----------------------------------
      Robert D. Tuttle

      Kenneth Whipple*                             Director
- -----------------------------------
       Kenneth Whipple

      John B. Yasinsky*                            Director
- -----------------------------------
      John B. Yasinsky


* By  Thomas A. McNish
  ----------------------------------
  Thomas A. McNish, Attorney-in-Fact

                                SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Power Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 1995.


                                            CONSUMERS POWER COMPANY


                                         By  William T. McCormick, Jr.
                                         -----------------------------
                                           William T. McCormick, Jr.
                                             Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Power Company and in the capacities and on the 15th day of March 1995.





          Signature                                  Title
- -----------------------------------     ----------------------------------


(i)   Principal executive officer:

                                                 President and
      Michael G. Morris                     Chief Executive Officer
- -----------------------------------
      Michael G. Morris

(ii)  Principal financial officer:

                                           Senior Vice President and
         A M Wright                         Chief Financial Officer
- -----------------------------------
       Alan M. Wright

(iii) Controller or principal
       accounting officer:

                                              Vice President and
        Dennis DaPra                              Controller
- -----------------------------------
        Dennis DaPra

(iv)  A majority of the Directors
      including those named above:

    James J. Duderstadt*                           Director
- -----------------------------------
     James J. Duderstadt

          Signature                                  Title
- -----------------------------------     ----------------------------------


        K R Flaherty*                              Director
- -----------------------------------
    Kathleen R. Flaherty

     Victor J. Fryling*                            Director
- -----------------------------------
      Victor J. Fryling

       Earl D. Holton*                             Director
- -----------------------------------
       Earl D. Holton

        Lois A. Lund*                              Director
- -----------------------------------
        Lois A. Lund

  William T. McCormick, Jr.*                       Director
- -----------------------------------
  William T. McCormick, Jr.

     Frank H. Merlotti*                            Director
- -----------------------------------
      Frank H. Merlotti

        W. U. Parfet*                              Director
- -----------------------------------
      William U. Parfet

      Percy A. Pierre*                             Director
- -----------------------------------
       Percy A. Pierre

    S. Kinnie Smith, Jr.*                          Director
- -----------------------------------
    S. Kinnie Smith, Jr.

      Robert D. Tuttle*                            Director
- -----------------------------------
      Robert D. Tuttle

      Kenneth Whipple*                             Director
- -----------------------------------
       Kenneth Whipple

      John B. Yasinsky*                            Director
- -----------------------------------
      John B. Yasinsky


*By   Thomas A. McNish
 ----------------------------------
 Thomas A. McNish, Attorney-in-Fact