Form 10-Q
period 1995-03-31
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1995-05-15
CIK 201533, 811156

                                 FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1995

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
                           Yes  X     No
                               ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CMS Energy Corporation, $.01 par value, shares outstanding
at April 30, 1995 -                                             87,972,540

Consumers Power Company, $10 par value, shares outstanding and
privately held by CMS Energy Corporation at April 30, 1995 -    84,108,789

                          CMS Energy Corporation
                                    and
                          Consumers Power Company


                      Quarterly reports on Form 10-Q
                 to the Securities and Exchange Commission
                   for the Quarter Ended March 31, 1995



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                             TABLE OF CONTENTS


                                                                      Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
PART I:
CMS Energy Corporation
      Report of Independent Public Accountants. . . . . . . . . . . .   6
      Consolidated Statements of Income . . . . . . . . . . . . . . .   7
      Consolidated Statements of Cash Flows . . . . . . . . . . . . .   8
      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .   9
      Consolidated Statements of Common Stockholders' Equity. . . . .  11
      Condensed Notes to Consolidated Financial Statements. . . . . .  12
      Management's Discussion and Analysis. . . . . . . . . . . . . .  21
Consumers Power Company
      Report of Independent Public Accountants. . . . . . . . . . . .  32
      Consolidated Statements of Income . . . . . . . . . . . . . . .  33
      Consolidated Statements of Cash Flows . . . . . . . . . . . . .  34
      Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  35
      Consolidated Statements of Common Stockholder's Equity. . . . .  37
      Condensed Notes to Consolidated Financial Statements. . . . . .  38
      Management's Discussion and Analysis. . . . . . . . . . . . . .  46
PART II:
      Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . .  55
      Item 4.   Submission of Matters to a Vote of Security Holders .  57
      Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . .  57
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

                                 GLOSSARY

Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . . . .   Association of Businesses Advocating
                                    Tariff Equity
ALJ . . . . . . . . . . . . . . .   Administrative Law Judge
Antrim. . . . . . . . . . . . . .   Antrim Limited Partnership
Articles. . . . . . . . . . . . .   Articles of Incorporation
Attorney General. . . . . . . . .   The Michigan Attorney General

bcf . . . . . . . . . . . . . . .   Billion cubic feet

Class G Common Stock. . . . . . .   One of two classes of common stock of
                                    CMS Energy
Clean Air Act . . . . . . . . . .   Federal Clean Air Act as amended on
                                    November 15, 1990
CMS Energy. . . . . . . . . . . .   CMS Energy Corporation
CMS Energy Common Stock . . . . .   One of two classes of common stock of
                                    CMS Energy
CMS Gas Transmission. . . . . . .   CMS Gas Transmission and Storage
                                    Company, a subsidiary of Enterprises
CMS Generation. . . . . . . . . .   CMS Generation Co., a subsidiary of
                                    Enterprises
CMS Holdings. . . . . . . . . . .   CMS Midland Holdings Company, a
                                    subsidiary of Consumers
CMS Midland . . . . . . . . . . .   CMS Midland Inc., a subsidiary of
                                    Consumers
CMS NOMECO. . . . . . . . . . . .   CMS NOMECO Oil & Gas Co., a subsidiary
                                    of Enterprises
Common Stock. . . . . . . . . . .   Common Stock of CMS Energy, including
                                    CMS Energy Common Stock and Class G
                                    Common Stock
Consumers . . . . . . . . . . . .   Consumers Power Company, a subsidiary
                                    of CMS Energy
Consumers Gas Group . . . . . . .   The gas distribution, storage and
                                    transportation businesses currently
                                    conducted by Consumers and Michigan
                                    Gas Storage
Court of Appeals. . . . . . . . .   Michigan Court of Appeals

Detroit Edison. . . . . . . . . .   The Detroit Edison Company
DNR . . . . . . . . . . . . . . .   Michigan Department of Natural
                                    Resources
DOE . . . . . . . . . . . . . . .   U. S. Department of Energy
DSM . . . . . . . . . . . . . . .   Demand-side management

Enterprises . . . . . . . . . . .   CMS Enterprises Company, a subsidiary
                                    of CMS Energy
Environmental Response Act. . . .   Michigan Environmental Response Act

FASB. . . . . . . . . . . . . . .   Financial Accounting Standards Board
FERC. . . . . . . . . . . . . . .   Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . . . .   First Midland Limited Partnership

GCR . . . . . . . . . . . . . . .   Gas cost recovery

HYDRA-CO. . . . . . . . . . . . .   HYDRA-CO Enterprises, Inc., a
                                    subsidiary of CMS Generation and
                                    former independent power production
                                    subsidiary of Niagara Mohawk Power
                                    Corporation

kWh . . . . . . . . . . . . . . .   Kilowatt-hour

Ludington . . . . . . . . . . . .   Ludington pumped storage plant,
                                    jointly owned by Consumers and Detroit
                                    Edison

MCV . . . . . . . . . . . . . . .   Midland Cogeneration Venture
MCV Bonds . . . . . . . . . . . .   Collectively, senior secured lease
                                    obligation bonds and subordinated
                                    secured lease obligation bonds issued
                                    in connection with the leveraged-lease
                                    financing of the MCV Facility, and
                                    tax-exempt pollution control revenue
                                    bonds
MCV Facility. . . . . . . . . . .   A natural gas-fueled, combined cycle
                                    cogeneration facility operated by the
                                    MCV Partnership
MCV Partnership . . . . . . . . .   Midland Cogeneration Venture Limited
                                    Partnership
MD&A. . . . . . . . . . . . . . .   Management's Discussion and Analysis
Michigan Gas Storage. . . . . . .   Michigan Gas Storage Company, a
                                    subsidiary of Consumers
MMBtu . . . . . . . . . . . . . .   Million British thermal unit
MMCG. . . . . . . . . . . . . . .   Michigan Municipal Cooperative Group
MOAPA . . . . . . . . . . . . . .   MOAPA Energy Limited Partnership, a
                                    wholly owned affiliate of CMS
                                    Generation
MPSC. . . . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . . . .   Megawatts

NEPA. . . . . . . . . . . . . . .   National Environmental Response Act
NOPR. . . . . . . . . . . . . . .   Notice of proposed rulemaking
NRC . . . . . . . . . . . . . . .   Nuclear Regulatory Commission

O&M . . . . . . . . . . . . . . .   Other operation and maintenance
                                    expense
Owner Participants. . . . . . . .   Lessors of the MCV Facility

Palisades . . . . . . . . . . . .   Palisades nuclear plant, owned by
                                    Consumers
PPA . . . . . . . . . . . . . . .   The Power Purchase Agreement between
                                    Consumers and the MCV Partnership with
                                    a 35-year term commencing in March
                                    1990
Preferred Stock . . . . . . . . .   CMS Energy preferred stock
PSCR. . . . . . . . . . . . . . .   Power supply cost recovery
PUHCA . . . . . . . . . . . . . .   Public Utility Holding Company Act of
                                    1935

SEC . . . . . . . . . . . . . . .   Securities and Exchange Commission
Settlement Order. . . . . . . . .   MPSC Order issued March 31, 1993 in
                                    MPSC Case Nos. U-10127, U-8871 and
                                    others, and the rehearing order issued
                                    May 26, 1993
SFAS. . . . . . . . . . . . . . .   Statement of Financial Accounting
                                    Standards
Superfund . . . . . . . . . . . .   Comprehensive Environmental Response,
                                    Compensation and Liability Act

Walter. . . . . . . . . . . . . .   Walter International, Inc., a Texas
                                    corporation



















































                   (This page intentionally left blank)

                            ARTHUR ANDERSEN LLP




                 Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated
January 31, 1995 (except with respect to certain matters discussed in Notes 2, 3, 7 and 13 to the consolidated financial statements as to which the date is March 1, 1995), we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        Arthur Andersen LLP


Detroit, Michigan,
 May 8, 1995.


                                                CMS Energy Corporation
                                           Consolidated Statements of Income
                                                      (Unaudited)


                                                              Three Months Ended        Twelve Months Ended
                                                                   March 31                   March 31
                                                               1995         1994         1995          1994
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                           $  540       $  545       $2,185        $2,132
  Gas utility                                                   482          528        1,105         1,194
  Oil and gas exploration and production                         34           18          101            76
  Independent power production                                   23            8           60            24
  Natural gas transmission, storage and marketing                38           42          140           148
  Other                                                           2            1            6             4
                                                             -----------------------------------------------
      Total operating revenue                                 1,119        1,142        3,597         3,578
                                                             -----------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                 67           79          294           303
    Purchased power - related parties                           124          122          484           481
    Purchased and interchange power                              36           42          156           165
    Cost of gas sold                                            308          372          721           824
    Other                                                       162          144          643           591
                                                             -----------------------------------------------
      Total operation                                           697          759        2,298         2,364
  Maintenance                                                    46           43          194           205
  Depreciation, depletion and amortization                      114          103          390           368
  General taxes                                                  56           62          178           195
                                                             -----------------------------------------------
      Total operating expenses                                  913          967        3,060         3,132
                                                             -----------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                               87           88          333           293
  Gas utility                                                    91           84          143           158
  Oil and gas exploration and production                         15            2           22             1
  Independent power production                                   13            2           31             5
  Natural gas transmission, storage and marketing                 3            3            9             8
  Other                                                          (3)          (4)          (1)          (19)
                                                             -----------------------------------------------
      Total pretax operating income                             206          175          537           446
                                                             -----------------------------------------------
INCOME TAXES                                                     54           47          111            86
                                                             -----------------------------------------------
NET OPERATING INCOME                                            152          128          426           360
                                                             -----------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                                3            3           12            14
  Accretion expense                                              (8)          (9)         (34)          (37)
  Other income taxes, net                                         1            2           11             4
  MCV Bond income                                                 -            -            -            24
  Other, net                                                      5            5           17            22
                                                             -----------------------------------------------
      Total other income                                          1            1            6            27
                                                             -----------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                     56           46          203           199
  Other interest                                                  5            3           20            21
  Capitalized interest                                           (1)          (1)          (6)           (5)
  Preferred dividends                                             7            3           28            11
                                                             -----------------------------------------------
      Net fixed charges                                          67           51          245           226
                                                             -----------------------------------------------
NET INCOME                                                   $   86       $   78       $  187        $  161
                                                             ===============================================
AVERAGE COMMON SHARES OUTSTANDING                                87           85           86            83
                                                             ===============================================
EARNINGS PER AVERAGE COMMON SHARE                            $  .99       $  .92       $ 2.17        $ 1.95
                                                             ===============================================
DIVIDENDS DECLARED PER COMMON SHARE                          $  .21       $  .18       $  .81        $  .66
                                                             ===============================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

/TABLE


                                                CMS Energy Corporation
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)




                                                                 Three Months Ended       Twelve Months Ended
                                                                     March 31                 March 31
                                                                 1995        1994         1995         1994
                                                                                                  In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  86       $  78        $ 187        $ 161
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $13, $12,
          $49 and $47, respectively)                              114         103          390          368
        Capital lease and other amortization                       10          17           30           38
        Debt discount amortization                                  8           9           36           36
        Deferred income taxes and investment tax credit            29          17           68           52
        Accretion expense                                           8           9           34           37
        Accretion income - abandoned Midland project               (3)         (3)         (12)         (14)
        MCV power purchases - settlement (Note 2)                 (37)        (22)        (102)         (78)
        Other                                                     (12)         (7)         (29)         (11)
        Changes in other assets and liabilities                   103         184          (69)         (72)
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               306         385          533          517
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (287)       (114)        (748)        (564)
  Investments in nuclear decommissioning trust funds              (13)        (12)         (49)         (47)
  Investments in partnerships and unconsolidated subsidiaries     (11)        (23)         (41)        (131)
  Cost to retire property, net                                     (9)         (7)         (41)         (33)
  Deferred demand-side management costs                            (2)          -          (11)         (39)
  Proceeds from sale of property                                    -           -           20            1
  Proceeds from MCV Bonds                                           -           -            -          322
  Sale of subsidiary                                                -           -            -          (14)
  Other                                                            (4)          -           (9)          (5)
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (326)       (156)        (879)        (510)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans, notes and bonds                       208          39          869          662
  Issuance of common stock                                         33          13           50          145
  Issuance of preferred stock                                       -         193            -          193
  Increase (decrease) in notes payable, net                      (204)       (259)         135          (21)
  Payment of common stock dividends                               (18)        (15)         (70)         (54)
  Retirement of bonds and other long-term debt                    (11)       (109)        (181)        (703)
  Payment of capital lease obligations                            (10)        (16)         (29)         (34)
  Repayment of bank loans                                          (9)        (54)        (427)        (246)
  Retirement of common stock                                        -          (1)          (1)          (4)
                                                                ------      ------       ------       ------
          Net cash provided by (used in) financing activities     (11)       (209)         346          (62)
                                                                ------      ------       ------       ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS    (31)         20            -          (55)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           79          28           48          103
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  48       $  48        $  48        $  48
                                                                ======      ======       ======       ======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                              Consolidated Balance Sheets


                                                                       March 31                    March 31
                                                                         1995      December 31       1994
                                                                     (Unaudited)       1994      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $5,826        $5,771        $5,539
  Gas                                                                    2,115         2,102         1,992
  Oil and gas properties (full-cost method)                                978           934           858
  Other                                                                     55            61            70
                                                                        -----------------------------------
                                                                         8,974         8,868         8,459
  Less accumulated depreciation, depletion and amortization              4,405         4,299         4,105
                                                                        -----------------------------------
                                                                         4,569         4,569         4,354
  Construction work-in-progress                                            257           245           248
                                                                        -----------------------------------
                                                                         4,826         4,814         4,602
                                                                        -----------------------------------
INVESTMENTS
  Independent power production                                             262           152           118
  First Midland Limited Partnership (Note 2)                               219           218           214
  Midland Cogeneration Venture Limited Partnership (Note 2)                 83            74            67
  Other                                                                     57            56            43
                                                                        -----------------------------------
                                                                           621           500           442
                                                                        -----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                               48            79            48
  Accounts receivable and accrued revenue, less
    allowances of $4, $5 and $4, respectively (Note 7)                     149           156           129
  Inventories at average cost
    Gas in underground storage                                              80           235            62
    Materials and supplies                                                  79            75            78
    Generating plant fuel stock                                             27            37            22
  Deferred income taxes                                                     37            34            13
  Trunkline settlement                                                      30            30            30
  Prepayments and other                                                    148           186           169
                                                                        -----------------------------------
                                                                           598           832           551
                                                                        -----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                                  479           484           498
  Nuclear decommissioning trust funds                                      236           213           179
  Abandoned Midland project (Note 3)                                       143           147           158
  Trunkline settlement                                                      48            55            78
  Other                                                                    393           339           317
                                                                        -----------------------------------
                                                                         1,299         1,238         1,230
                                                                        -----------------------------------
TOTAL ASSETS                                                            $7,344        $7,384        $6,825
                                                                        ===================================







                                                                       March 31                    March 31
                                                                         1995      December 31       1994
                                                                     (Unaudited)       1994      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (Note 7)
  Common stockholders' equity                                           $1,209        $1,107        $1,042
  Preferred stock of subsidiary                                            356           356           356
  Long-term debt                                                         2,787         2,709         2,376
  Non-current portion of capital leases                                    103           108           122
                                                                        -----------------------------------
                                                                         4,455         4,280         3,896
                                                                        -----------------------------------




CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     180            64           284
  Accrued taxes                                                            172           216           182
  Accounts payable                                                         160           194           153
  Notes payable                                                            135           339             -
  MCV power purchases - settlement (Note 2)                                 95            95            82
  Accounts payable - related parties                                        54            50            49
  Accrued refunds                                                           35            25            33
  Accrued interest                                                          30            40            26
  Other                                                                    166           198           172
                                                                        -----------------------------------
                                                                         1,027         1,221           981
                                                                        -----------------------------------




NON-CURRENT LIABILITIES
  Deferred income taxes                                                    604           582           518
  Postretirement benefits                                                  555           550           557
  MCV power purchases - settlement (Note 2)                                295           324           378
  Deferred investment tax credits                                          178           181           188
  Trunkline settlement                                                      48            55            78
  Regulatory liabilities for income taxes, net                              29            16            13
  Other                                                                    153           175           216
                                                                        -----------------------------------
                                                                         1,862         1,883         1,948
                                                                        -----------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)



TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $7,344        $7,384        $6,825
                                                                        ===================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                Consolidated Statements of Common Stockholders' Equity
                                                      (Unaudited)



                                                              Three Months Ended              Twelve Months Ended
                                                                   March 31                        March 31
                                                              1995         1994                1995         1994
                                                                                                      In Millions
COMMON STOCK
  At beginning and end of period                            $    1       $    1              $    1       $    1
                                                            -------      -------             -------      -------
OTHER PAID-IN CAPITAL
  At beginning of period                                     1,701        1,672               1,684        1,539
  Common stock reacquired                                        -           (1)                 (1)          (4)
  Common stock issued                                           33           13                  50          145
  Common stock reissued                                          -            -                   1            4
                                                            -------      -------             -------      -------
    At end of period                                         1,734        1,684               1,734        1,684
                                                            -------      -------             -------      -------
REVALUATION CAPITAL
  At beginning of period                                         -            -                   1            -
  SFAS 115 - unrealized gain, net of tax                         1            1                   -            1
                                                            -------      -------             -------      -------
    At end of period                                             1            1                   1            1
                                                            -------      -------             -------      -------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                                      (595)        (707)               (644)        (751)
  Net income                                                    86           78                 187          161
  Common stock dividends declared                              (18)         (15)                (70)         (54)
                                                            -------      -------             -------      -------
    At end of period                                          (527)        (644)               (527)        (644)
                                                            -------      -------             -------      -------
TOTAL COMMON STOCKHOLDERS' EQUITY                           $1,209       $1,042              $1,209       $1,042
                                                            =======      =======             =======      =======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                          CMS Energy Corporation
           Condensed Notes to Consolidated Financial Statements


These financial statements and their related condensed notes should be read along with the consolidated financial statements and notes contained in the 1994 Form 10-K of CMS Energy Corporation that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   Corporate Structure and Basis of Presentation

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: 1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) gas marketing services to utility, commercial and industrial customers, and 4) storage and transmission of natural gas.

CMS Energy uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the 3 and 12 month periods ended March 31, 1995, equity earnings were $14 million and $42 million, respectively and $6 million and $17 million for the three and 12 month periods ended March 31, 1994.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. At March 31, 1995, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' obligation for purchase of contract capacity from the MCV Partnership under the PPA increased to its maximum amount of 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity. Capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs but the MPSC would determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. At the request of the MPSC, the MCV Partnership confirmed that it did not object to the Settlement Order. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals.

The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge which is based primarily on Consumers' average cost of coal consumed. The Settlement Order permits Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW of capacity and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. For all economic energy deliveries above the availability limits to 915 MW, Consumers is allowed to recover 1/2 cent per kWh capacity payment in addition to the variable energy charge.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries were $24 million for the three months ended March 31, 1995. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its future after-tax cash underrecoveries, and possible losses for 1995 and the next four years if none of the additional capacity is sold, are shown in the table below.

                                            After-tax, In Millions
                                      1995  1996  1997  1998  1999
                                      ----  ----  ----  ----  ----

Expected cash underrecoveries          $60   $56   $55   $ 8   $ 9

Possible additional underrecoveries
 and losses (a)                        $20   $20   $22   $72   $72

(a) If unable to sell any capacity above the MPSC's authorized level.

At March 31, 1995 and December 31, 1994, the after-tax present value of the Settlement Order liability totaled $253 million and $272 million, respectively. The reduction in the liability reflects after-tax cash underrecoveries of $24 million, partially offset by after-tax accretion expense of $5 million. The undiscounted after-tax amount associated with the liability totaled $653 million at March 31, 1995.

In 1994, Consumers was notified by the MCV Partnership that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. The amount in dispute, which relates to the period beginning in 1990 and continuing through the term of the PPA, has been estimated by the MCV Partnership to total $6 million annually. An arbitrator has been selected, arbitration hearings have commenced and a ruling is expected in the third quarter of 1995. Consumers believes that its calculation of the energy charge is correct but cannot predict the outcome of this arbitration.

In 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility. Additionally, in February 1995, Consumers agreed to pay $15 million to terminate a power purchase agreement with a 44 MW wood and chipped-tire facility. Consumers plans to seek MPSC approval to substitute less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. This proposed substitution of capacity would start in late 1996, the year the coal-fired cogeneration facility was scheduled to begin operations. The capacity substitution represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for similar facilities. As a result, Consumers has recorded a regulatory asset of $45 million, which it believes will ultimately be recoverable in rates. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of capacity substitution as part of the five year forecast included in plan cases. Although recovery of the costs relating to the substitution is not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for substituting capacity absent a competitive bid is unlikely to be approved.

MCV-related PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. The MPSC also confirmed the recovery of MCV-related costs consistent with the Settlement Order as part of the 1993 and 1994 plan case orders. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.


3:   Rate Matters

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. In late 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes a proposed increase in Consumers' authorized rate of return on equity to 13 percent from the current 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. Consumers requested that the MPSC eliminate the remaining subsidization of residential rates in a two-step adjustment, eliminate all DSM expenditures after April 1995 and allow recovery of all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington (see Note 4).

In response to Consumers' requested rate increase, the MPSC staff initially recommended a final annual increase of $45 million to Consumers' base rates, as well as suggested several options for cost recovery of 325 MW of MCV capacity. However, on motions filed by ABATE and the Attorney General, an ALJ struck portions of the MPSC staff's testimony relating to the cost of this capacity and the MPSC staff subsequently withdrew several other portions of its testimony. As a result, the MPSC staff's recommendations do not currently include a rate design. The MPSC staff recommendations remaining in the case proposed a different sales forecast than Consumers, as well as a 12 percent return on common equity and a lower equity ratio than that included in Consumers' proposed capital structure. In May 1995, the MPSC affirmed the ALJ's decision to strike the MPSC staff's testimony and stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case.

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers (see Special Rates discussion in the MD&A).

In January 1995, Consumers filed a request with the MPSC, seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts, which if approved would result in a net decrease in depreciation expense of $7 million for ratemaking purposes. In April 1995, the MPSC staff filed its testimony in this proceeding. For further information, see Electric Rate Case discussion in the MD&A.

Abandoned Midland Project: In 1991, the MPSC ordered partial recovery of the abandoned Midland project and Consumers began collecting $35 million pretax annually for the next 10 years. In December 1994, the Court of Appeals upheld the MPSC orders allowing recovery of the abandoned investment. Consumers, ABATE and the Attorney General have filed applications for leave to appeal this decision with the Michigan Supreme Court, where the matter is pending. Management cannot predict the outcome of this issue.

Electric DSM: In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to continue certain DSM programs ($30 million annually) in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from customers in accordance with an MPSC accounting order. The unamortized balance of deferred costs totaled $70 million at March 31, 1995. During 1994, Consumers recognized $11 million in incentive revenue related to an earlier DSM program approved by the MPSC. In April 1995, a proposal for decision issued by the ALJ conducting the proceedings recommended that Consumers be awarded the full $11 million incentive and that Consumers' current DSM programs continue through 1996. A final order, authorizing Consumers to collect the $11 million incentive, is expected by mid-1995.

PSCR Issues: In February 1995, the MPSC issued a final order in the 1993 PSCR reconciliation proceeding that addressed the extended refueling and maintenance outage at Palisades in 1993. The order disallowed $4 million of replacement power costs. Consumers accrued a loss for this issue in 1994.

Gas Rates: In 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits against 1994 earnings. The agreement was reached in response to a claim that gas utility business earnings for 1993 were excessive. This charge against earnings partially offsets savings related to reduced state property taxes. The agreement also provides for an additional $4 million of postretirement benefit costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers filed a gas rate case in December 1994. Consumers requested an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of 13.25 percent. Consumers expects an MPSC decision in early 1996.

GCR Issues: In 1993, the MPSC provided that the price payable to certain intrastate gas producers by Consumers be reduced. As a result, Consumers was not allowed to recover $13 million of costs. Consumers accrued a loss prior to 1993 in excess of the disallowed amount. In March 1995, management concluded that the intrastate producers' pending appeals of the MPSC order would not be successful and accordingly reversed $23 million (pretax), which represented the portion of the loss in excess of the disallowed amount.

In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute with certain intrastate producers. The ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three agreements at issue. The ALJ also found that the market based pricing provision required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and will file exceptions to the proposal for decision for the MPSC's consideration. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchased under these agreements will not be effective prior to such an MPSC order. If the producers pursue a court action for amounts owed for previously purchased gas, Consumers could be liable for as much as $44 million (excluding any interest) under the producers' theories. Consumers cannot predict the outcome of this issue.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on Consumers' financial position or results of operations.


4:   Commitments and Contingencies

Ludington Pumped Storage Plant: In 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. The proposed settlement allows for continued operation of the plant through the end of its FERC license. Upon approval of the settlement agreement, Consumers will transfer land (with an original cost of $9 million and a fair market value in excess of $20 million) to the state of Michigan and the Great Lakes Fishery Trust, make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The definitive settlement documents have been completed and were filed with the appropriate Michigan courts and state and federal agencies. The agreement is subject to the MPSC permitting Consumers to recover all such settlement costs from electric customers, and approval by the FERC.

The proposed settlement would resolve two lawsuits filed by the Attorney General in 1986 and 1987 on behalf of the State of Michigan. In one, the state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, reduced only upon installation of "adequate" fish barriers and other changed conditions. Each year, a barrier net would continue to be installed at Ludington from April to October. In the other lawsuit, the Attorney General sought to have Ludington's bottomlands lease declared void.

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At March 31, 1995, Consumers has accrued a liability for its estimated losses. Consumers and CMS Energy believe that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

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

Consumers has prepared plans for remedial investigation/feasibility studies for several sites and the DNR has approved three of four plans submitted by Consumers. The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At March 31, 1995, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. Consumers and CMS Energy believe that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recoverable in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC has approved similar deferred accounting requests by several other Michigan utilities relative to investigation and remedial action costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

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

Capital Expenditures: CMS Energy estimated capital expenditures, including investments in unconsolidated subsidiaries, DSM and new lease commitments, of $932 million for 1995, $623 million for 1996 and $578 million for 1997. Capital expenditures for 1995 include approximately $201 million for acquisitions which commenced in 1994 but did not close until 1995.

Public Utility Holding Company Act Exemption: CMS Energy is exempt from registration under PUHCA. However, in 1991, the Attorney General and the MMCG asked the SEC to revoke this exemption. In 1992, the MPSC filed a statement with the SEC recommending that CMS Energy's current exemption be revoked and a new exemption be issued conditioned upon certain reporting and operating requirements. If CMS Energy were to lose its current exemption, it would become more heavily regulated by the SEC; Consumers could ultimately be forced to divest either its electric or gas utility business; and CMS Energy could be restricted from conducting businesses that are not functionally related to the conduct of its utility business as determined by the SEC. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA. The SEC has not taken action on this matter.

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At
March 31, 1995, Consumers had 73 separate stray voltage lawsuits pending.

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

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on CMS Energy's financial position or results of operations.


5:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. Subsequently, the Attorney General and certain other parties attempted to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected these allegations and upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied National Environmental Policy Act requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. The Attorney General and other parties have asked the U.S. Supreme Court for leave to appeal this decision. As of April 30, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In the latter part of 1995, Consumers plans to unload and replace one of the loaded casks. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and validated that the pad location is acceptable to support the casks.

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

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs for the major portion of prolonged accidental outages for 12 months after a 21 week exclusion with reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of: $33 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal in 1996 of an action plan to provide for operation of the plant beyond 1999. Consumers is continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. It is currently estimated that expenditures for corrective action related to this issue could total $20 million to $30 million. Consumers cannot predict the outcome of these efforts.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended March 31 were:

                                                             In Millions
                                 Three Months Ended  Twelve Months Ended
                                   1995        1994    1995         1994
                                   ----        ----    ----         ----
Cash transactions
  Interest paid (net of
    amounts capitalized)           $ 60        $ 52    $170         $181
  Income taxes paid
    (net of refunds)                  -           -      39           14

Non-cash transactions
  Nuclear fuel placed under
    capital lease                  $  7        $  2    $ 25         $ 30
  Other assets placed
    under capital leases              2           1      15           19
  Assumption of debt                 12           -       -            -

7:   Capitalization and Other

CMS Energy

On March 21, 1995, CMS Energy received shareholders' approval to amend its Articles of Incorporation and authorize a new class of Common Stock of CMS Energy. This new class of Common Stock, designated Class G Common Stock, is intended to reflect the separate performance of the gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage (such businesses, collectively, will be attributed to the "Consumers Gas Group"). The existing CMS Energy Common Stock will continue to be outstanding and is intended to reflect the performance of all of the businesses of CMS Energy and its subsidiaries, including the business of the Consumers Gas Group, except for the interest in the Consumers Gas Group attributable to the outstanding shares of the Class G Common Stock.

The Articles of Incorporation currently permit CMS Energy to issue up to 250 million shares of common stock at $.01 par value and up to 5 million shares of preferred stock at $.01 par value. If the Certificate of Amendment approved on March 21, 1995 is filed, the number of authorized shares of capital stock would increase from 255 million shares to 320 million shares consisting of 250 million shares of CMS Energy Common Stock, par value $.01 per share, 60 million shares of Class G Common Stock, no par value, and 10 million shares of Preferred Stock, par value $.01 per share. This amendment will not become effective until a Certificate of Amendment is filed with the Michigan Department of Commerce. Such certificate will be filed immediately prior to the first issuance of shares of Class G Common Stock, or issuance of more than 5 million shares of Preferred Stock.

CMS Energy also filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities. Such securities could encompass Common Stock of CMS Energy (including Class G), Preferred Stock of CMS Energy or a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy. CMS Energy will continually evaluate the capital markets and may offer such instruments from time to time, at terms to be determined at or prior to the time of the sale.

Consumers Power

Debt

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $470 million facility and unsecured, committed lines of credit aggregating $185 million that are used to finance seasonal working capital requirements. At March 31, 1995, Consumers had a total of $133 million outstanding under these facilities.

Other

Consumers has an established $500 million trade receivables purchase and sale program. At March 31, 1995, receivables sold under the agreement totaled $300 million compared with $275 million at December 31, 1994. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In April 1995, the MPSC issued an order authorizing Consumers to issue and sell up to $300 million of intermediate and/or long-term debt and $100 million of preferred stock or subordinate debentures.

CMS NOMECO

In February 1995, CMS Energy acquired Walter International, Inc., a Houston-based independent oil company, for approximately $46 million subject to post-closing adjustments. Walter was merged with a wholly-owned subsidiary of CMS NOMECO. In connection with the acquisition, CMS NOMECO remitted $24 million of CMS Energy common stock and assumed $12 million of project financing debt.

CMS NOMECO's existing credit line was increased from $110 million at December 31, 1994 to $130 million at March 31, 1995. $82 million of revolving credit debt was outstanding at a weighted average interest rate of 7.38 percent at March 31, 1995.

Senior serial notes amounting to $28 million, with a weighted average interest rate of 9.4 percent, are outstanding from a private placement.

CMS Generation

In January 1995, CMS Generation entered into a one-year $118 million bridge credit facility, for the acquisition of HYDRA-CO. CMS Energy is currently evaluating permanent financing options.

                          CMS Energy Corporation
                   Management's Discussion and Analysis


This MD&A should be read along with the MD&A in the 1994 Form 10-K of CMS Energy.

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in domestic and international non-utility energy-related businesses including: 1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) gas marketing services to utility, commercial and industrial customers, and 4) storage and transmission of natural gas.

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

On March 21, 1995, CMS Energy received shareholders' approval to amend its Articles of Incorporation and authorize a new class of Common Stock of CMS Energy. This new class of Common Stock, designated Class G Common Stock, is intended to reflect the separate performance of the gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage (such businesses, collectively, will be attributed to the "Consumers Gas Group"). The existing CMS Energy Common Stock will continue to be outstanding and is intended to reflect the performance of all of the businesses of CMS Energy and its subsidiaries, including the business of the Consumers Gas Group, except for the interest in the Consumers Gas Group attributable to the outstanding shares of the Class G Common Stock.

CMS Energy also filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities. Such securities could encompass Common Stock of CMS Energy (including Class G), Preferred Stock of CMS Energy or a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy. CMS Energy will continually evaluate the capital markets and may offer such instruments from time to time, at terms to be determined at or prior to the time of the sale.


Consolidated earnings for the quarters ended March 31, 1995 and 1994

Consolidated net income totaled $86 million or $.99 per share for the first quarter of 1995, compared to $78 million or $.92 per share for the first quarter of 1994. The increase in net income reflects increased electric utility sales resulting from Michigan's continuing economic growth, increased revenue from the May 1994 electric rate increase, recognition of the resolution of a previously recorded gas contract loss contingency, and additional earnings reflecting improved operating results and growth of the non-utility businesses. Partially offsetting this increase was a 12.6 percent decrease in gas utility deliveries due to significantly warmer temperatures experienced in the first quarter of 1995 compared with the corresponding period last year.


Consolidated earnings for the 12 months ended March 31, 1995 and 1994

Consolidated net income totaled $187 million or $2.17 per share for the 12 months ended March 31, 1995, compared to $161 million or $1.95 per share for the 12 months ended March 31, 1994. The increase in net income reflects the impact of the May 1994 electric rate increase, higher electric utility kWh sales, the recognition of the resolution of a previously recorded gas contract loss contingency, the recognition of DSM revenue, and additional earnings from the growth of the non-utility businesses. Partially offsetting these increases were reduced gas utility deliveries and increased operating costs and depreciation.


Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its principal subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.
CMS Energy's consolidated cash from operations continues to reflect primarily Consumers' sale and transportation of natural gas and the generation, sale and transmission of electricity and from CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations for the first three months of 1995 primarily reflects Consumers' increased electric sales and increased electric rates which were approved by the MPSC in mid-1994. Cash from operations also reflects Consumers' greater underrecoveries of power costs associated with purchases from the MCV.

Financing and Investing Activities: Capital expenditures, including assets placed under capital lease, deferred DSM costs and investments in unconsolidated subsidiaries totaled $309 million for the first quarter of 1995 compared with $140 million for the first quarter of 1994. These amounts primarily represent CMS Energy's continued expansion of the non-utility business segments, and capital investments in the electric and gas utility business units. Capital expenditures for 1995 include requirements of $201 million for acquisitions which commenced in 1994 but did not close until 1995. CMS Energy's expenditures for the first quarter of 1995 for its utility and non-utility businesses were $86 million and $224 million, respectively.

In January 1995, CMS Energy paid $18 million in cash dividends to common shareholders. As a continuation of Consumers' dividend policy of paying dividends on its common stock equal to approximately 80 percent of its consolidated income, in April 1995, Consumers declared a $70 million common dividend from its first quarter earnings to be paid in May 1995.

Financing and Investing Outlook: CMS Energy estimates that capital expenditures, including DSM and new lease commitments, will total approximately $2.1 billion for the years 1995 through 1997. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Additionally, CMS Energy will continue to evaluate capital markets in 1995 as a potential source of financing its subsidiaries' investing activities.

                                                               In Millions
Years Ended December 31                           1995      1996      1997
                                                  ----      ----      ----

Electric utility                                  $318      $255      $269
Gas utility                                        130       119       111
Oil and gas exploration and production (a)         129       100       110
Independent power production (b)                   255       120        68
Natural gas pipeline, storage and marketing        100        29        20
                                                  ----      ----      ----
                                                  $932      $623      $578
                                                  ====      ====      ====

(a)(b) 1995 capital expenditures include requirements of approximately
(a)$46 million and (b)$155 million for acquisitions which commenced in 1994 but did not close until 1995.

Consumers has several available sources of credit including unsecured, committed lines of credit totaling $185 million and a $470 million unsecured working capital facility. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At March 31, 1995, receivables sold under the agreement totaled $300 million.


Electric Utility Results of Operations

Electric Pretax Operating Income for the quarters ended March 31, 1995 and 1994: During the first quarter of 1995, electric pretax operating income reflects a decrease of $1 million from the 1994 level. This small reduction primarily resulted from increases in operation, maintenance, and depreciation expenses partially offset by increased electric kWh sales and the positive impact of the May 1994 electric rate increase.

Electric Pretax Operating Income for the 12 months ended March 31, 1995 and 1994: The $40 million improvement in the 12 months ended March 1995 electric pretax operating income compared with the corresponding 1994 level is primarily the result of the impact of the May 1994 electric rate increase and the recognition of DSM incentive revenue (see Note 3) which contributed $39 million and $11 million, respectively. Also contributing to the 1995 increased electric pretax operating income was an increase in electric kWh sales. These increases were partially offset by higher electric operating costs and depreciation.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended March 31:

                                                              In Millions
                                        Impact on Pretax Operating Income

                                         Quarter ended    12 months ended
                                         1995 compared      1995 compared
                                             with 1994          with 1994
                                       ---------------     --------------
Sales                                             $ 1               $ 20
Rate increases and other
 regulatory issues                                 11                 48
O&M, general taxes and depreciation               (13)               (28)
                                                 -----              -----
     Total change                                 $(1)              $ 40
                                                 =====              =====

Electric Sales:  Electric sales during the first quarter of 1995 totaled
8.7 billion kWh, a 1.5 percent increase from 1994 levels. Residential sales decreased 3.1 percent, commercial sales increased 3.0 percent, and industrial sales increased 5.5 percent, compared with the corresponding period in 1994. Consumers' electric sales have benefited from improved employment and other economic conditions. Electric sales during the 12 months ended March 31, 1995 totaled 34.6 billion kWh, a 4.3 percent increase from 1994 levels. During the 12 months ended 1995 period, commercial and industrial sales increased 3.2 percent and 6.5 percent respectively, while residential sales decreased less than 1.0 percent. The industrial segments of chemicals and transportation equipment accounted for the largest share of the growth in industrial kWh sales.

Power Costs: Power costs for the three-month period ending March 31, 1995 totaled $227 million, a $16 million decrease from the corresponding 1994 period. This decrease primarily reflects increased generation at Consumers' nuclear power plants and a corresponding reduction in generation at the more costly oil and coal fired plants. Power costs for the 12-month period ending March 31, 1995 totaled $934 million, a $15 million decrease from the corresponding 1994 period.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' obligation to purchase contract capacity from the MCV Partnership increased to 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $24 million for the first three months of 1995. Estimated future after-tax cash underrecoveries, and possible losses for 1995 and the next four years if none of the additional capacity is sold, are shown in the table below.

                                               After-tax, In Millions
                                         1995  1996  1997  1998  1999
                                         ----  ----  ----  ----  ----

Expected cash underrecoveries             $60   $56   $55   $ 8   $ 9

Possible additional underrecoveries
 and losses (a)                           $20   $20   $22   $72   $72

(a) If unable to sell any capacity above the MPSC's authorized level.

Consumers and the MCV Partnership are engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. The MCV Partnership is seeking additional payments from Consumers which the MCV has estimated at $6 million annually for an alleged breach of the PPA. Consumers believes that its calculation of the energy charge is correct, but cannot predict the outcome of this arbitration.

In July 1994 and February 1995, Consumers terminated power purchase agreements with a 65 MW coal-fired cogeneration facility and a 44 MW wood and chipped-tire plant. Consumers plans to seek MPSC approval to substitute 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of capacity substitution as part of the five year forecast included in plan cases. Although recovery of the costs relating to the substitution is not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for substituting capacity absent a competitive bid is unlikely to be approved. For further information, see Note 2.

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. Consumers filed a request with the MPSC in late 1994, to increase its retail electric rates. In March 1995, the MPSC staff recommended a final annual rate increase of $45 million. For further information regarding Consumers' request and the staff's recommendation, see Note 3.

Additionally, in January 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. In April 1995, the MPSC staff's filing did not support Consumers' requested increase in depreciation expense, but instead proposed a decrease of $24 million. In addition, the MPSC staff also did not support the reallocation of plant investment as proposed by Consumers but suggested several alternatives which could partially address this issue. Consumers is studying the MPSC staff's position.

Special Rates: In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers, and that have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility, and allow use of MCV contract capacity above the level currently authorized by the MPSC, to respond to customers' alternative energy options. In May 1995, the MPSC issued an order stating that it has legal authority to approve a range of rates under which Consumers could negotiate prices with customers that have competitive energy alternatives. However, the MPSC dismissed from consideration, in this proceeding, the issues related to Consumers' proposed use of the additional 325 MW of MCV contract capacity to serve these customers.

PSCR Matters: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. In February 1995, the MPSC issued a final order in the 1993 PSCR reconciliation, disallowing $4 million of replacement power costs related to the 1993 outage. Consumers accrued a loss for this issue in 1994.

Electric Conservation Efforts: Over the past few years, Consumers has participated in several MPSC-authorized DSM programs designed to encourage the efficient use of energy. During 1994, Consumers recognized $11 million in incentive revenue, related to Consumers' achievement of certain DSM program objectives approved by the MPSC in 1992. In April 1995, an ALJ issued a proposal for decision, recommending that Consumers be allowed to recover the full $11 million incentive. A final order, authorizing Consumers to collect the $11 million incentive, is expected from the MPSC by mid-1995. In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to continue certain DSM programs. As part of its current electric rate case, Consumers requested that the MPSC eliminate all DSM expenditures after April 1995. The proposal for decision discussed above recommended that Consumers continue its current DSM programs through 1996. For further information, see Note 3.

Electric Capital Expenditures: CMS Energy estimates capital expenditures, including deferred DSM costs and new lease commitments, related to Consumers' electric utility operations of $318 million for 1995, $255 million for 1996 and $269 million for 1997. These amounts include an attributed portion of anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

However, Consumers (along with the electric utility industry) is experiencing increased competitive pressures which may result in a negative impact on Consumers' sales growth. The primary sources of this competition include: the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities which would displace retail service by Consumers to an entire community; and competition from neighboring utilities which offer flexible rate arrangements designed to encourage movement to their respective service areas. Several of Consumers' industrial customers are studying these options.

Consumers is pursuing several strategies to retain its current "at-risk" customers. These strategies include a request that the MPSC allow Consumers to offer special competitive service rates to current industrial customers which have demonstrated an ability to seek alternate electric supplies and to attract new customers which are considering locating or expanding facilities in Michigan. As part of its current electric rate case, Consumers has requested that the MPSC eliminate the rate subsidization of residential customers. If approved, commercial and industrial customers' electric costs would decrease by a total of approximately $80 million, or approximately 6 percent, per year.

Consumers is committed to holding operation and maintenance costs level and continuing to improve customer service. Consumers is also working with large customers to identify ways to improve the efficiency with which energy is used.

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In February 1995, an ALJ issued a proposal for decision that addressed the methodology for pricing transmission rates to be used for the experiment. An MPSC order is expected by mid-1995. Consumers does not expect this short-term experiment to have a material impact on its financial position or results of operations.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals, is a requirement that utilities provide open access to the domestic interstate transmission grid. Under the FERC's proposal, all utilities would be required to use these tariffs for their own wholesale sales and purchases of electric energy; and the utilities would be allowed the opportunity to recover wholesale stranded costs (including those applicable to municipalization situations). Consumers is reviewing the FERC proposal to determine its potential affect, if any on its financial position and results of operations.

Nuclear Matters: In 1994, Consumers filed a report with the NRC that included short- and long-term enhancements designed to improve performance at Palisades. The report was filed in response to an NRC-conducted diagnostic evaluation inspection that found certain deficiencies at the plant. Acceptable performance at Palisades will require continuing performance improvements and additional expenditures, which have been included in Consumers' total planned level of expenditures.

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks had been pending. In January 1995, the U.S. Sixth Circuit Court of Appeals issued a decision, effectively allowing Consumers to continue using dry cask storage at Palisades. The Attorney General and other parties have asked the U.S. Supreme Court for leave to appeal this decision.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. Consumers is continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts. For further information regarding Palisades, see Note 5.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At March 31, 1995, Consumers had 73 separate stray voltage lawsuits pending. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations. For further information, see Note 4.


Gas Utility Results of Operations

Gas Pretax Operating Income for the quarters ended March 31, 1995 and 1994: During the first quarter of 1995 gas pretax operating income increased $7 million from the 1994 level. The increased pretax operating income reflects the recognition of the resolution of a previously recorded gas contract loss contingency. Partially offsetting this increase was a
12.6 percent decrease in gas deliveries due to significantly warmer weather during the first quarter of 1995 compared with the corresponding 1994 period. The average temperature for the first quarter of 1995 increased 25 percent to 27.5 degrees from 21.9 degrees during the first quarter of 1994.

Gas Pretax Operating Income for the 12 months ended March 31, 1995 and 1994: The $15 million decrease in 1995 gas pretax operating income compared with 1994 reflects lower gas deliveries and higher operating expenses, partially offset by the recognition of the resolution of a previously recorded gas contract loss contingency. Increased operating costs included $2 million of postretirement benefit costs related to the gas settlement with the MPSC (see Note 3).

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended March 31:

                                                              In Millions
                                        Impact on Pretax Operating Income

                                         Quarter ended    12 months ended
                                         1995 compared      1995 compared
                                             with 1994          with 1994
                                       ---------------    ---------------

Deliveries                                       $(19)              $(40)
Recovery of gas costs and other
 regulatory issues                                 26                 38
O&M, general taxes and depreciation                 -                (13)
                                                 -----              -----
     Total change                                 $ 7               $(15)
                                                 =====              =====

Gas Deliveries: Gas sales and gas transported during the first quarter of 1995 totaled 153.8 bcf, a 12.6 percent decrease from the corresponding 1994 level. For the 12 months ended March 31, 1995, gas sales and gas transported totaled 386.8 bcf, a 9.6 percent decrease from the corresponding 1994 level, reflecting record cold winter weather during the 12 months ended March 31, 1994 and a return to more normal weather during the 12 months ended March 31, 1995.

Cost of Gas Sold: The utility cost of gas sold for the first quarter of 1995 decreased $53 million from the 1994 level as a result of reduced deliveries and the reversal of a gas contract loss contingency. The utility cost of gas sold for the 12 months ended March 31, 1995 decreased $87 million from the corresponding 1994 level which was also the result of reduced gas deliveries and the gas contract loss contingency reversal.


Gas Utility Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates by $21 million. The requested increase in revenue reflects increased expenditures, including those associated with postretirement benefits, and proposes a 13 percent return on equity. A final order from the MPSC is expected in early 1996. For further information regarding Consumers' current gas rate case, see Note 3.

Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to by-pass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In February 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of one of Consumers' MPSC authorized gas transportation rates must be borne by Consumers' shareholders. In March 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

GCR Issues: In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute with certain intrastate producers. The ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three agreements at issue. The ALJ also found that the market based pricing provision required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and will file exceptions to the proposal for decision for the MPSC's consideration. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchased under these agreements will not be effective prior to such an MPSC order. If the producers pursue a court action for amounts owed for previously purchased gas, Consumers could be liable for as much as $44 million (excluding any interest) under the producers' theories. Consumers cannot predict the outcome of this issue.

Gas Capital Expenditures: CMS Energy estimates capital expenditures, including new lease commitments, related to Consumers' gas utility operations of $130 million for 1995, $119 million for 1996 and $111 million for 1997. These amounts include an attributed portion of anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At March 31, 1995, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in December 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recovered in rates, prudent costs must be approved in a rate case. The MPSC has approved similar deferred accounting requests by several other Michigan utilities relative to investigation and remedial action costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 4.


Gas Outlook

Consumers currently anticipates gas deliveries to grow approximately 2.3 percent per year (excluding MCV transportation and off-system deliveries) over the next five years, primarily due to a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. Consumers plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system.

New technologies being developed on a national level, such as the emerging use of natural gas vehicles, also provide Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas.


Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three months ended March 31, 1995 increased $13 million from the same period in 1994, reflecting the gain from assignment and novation of a gas supply contract as well as higher sales volumes and average market prices for oil, partially offset by lower average market prices for gas. Pretax operating income for the 12 months ended March 31, 1995 increased $21 million from the 12 months ended March 31, 1994, primarily due to gains from the assignment of gas supply contracts and higher sales volumes, partially offset by lower average market prices for oil and gas.

Capital Expenditures: In February 1995, CMS NOMECO closed on the acquisition of Walter for approximately $46 million, consisting of approximately $24 million of CMS Energy common stock and $22 million in both cash and assumed debt. Post-closing adjustments may result in the issuance of approximately $3 million of additional CMS Energy common
stock.   CMS NOMECO's acquisition  of Walter will add net production of
5,500 barrels per day in 1995 and proven reserves of approximately 20 million barrels of oil.

Other capital expenditures for the three months ended March 31, 1995 approximated $14 million, primarily for development of existing oil and gas reserves. These expenditures were made both domestically ($5 million) and internationally ($9 million), primarily in Ecuador ($5 million).

CMS Energy currently plans to invest $339 million from 1995 to 1997 in its oil and gas exploration and production operations. These capital expenditures, which reflect the acquisition of Walter, will be concentrated in North and South America and Africa.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three months ended March 31, 1995 increased $11 million, primarily reflecting higher capacity sales from the MCV partnership, as well as additional equity earnings by CMS Generation subsidiaries primarily due to additional electric generating capacity. Pretax operating income increased $26 million for the 12 months ended March 31, 1995 as compared to the 12 months ended March 31, 1994, primarily reflecting additional electric generating capacity and improved equity earnings and operating efficiencies.

Capital Expenditures: In January 1995, CMS Generation completed its acquisition of HYDRA-CO. CMS Generation purchased 100 percent of HYDRA-CO's stock for $207 million, including approximately $52 million of current assets. CMS Generation partially financed the acquisition with a $118 million bridge credit facility supplied by a consortium of four banks led by Union Bank of California. CMS Energy is currently evaluating permanent financing options. With the acquisition, CMS Generation assumed ownership in 735 MW of gross capacity and 224 MW of net ownership.
CMS Generation will manage and operate eight plants previously managed by HYDRA-CO and will also assume construction management responsibility for a 60 MW diesel-fueled plant which has begun in Jamaica. The plant is scheduled to go into service in the third quarter of 1996.

The Moroccan government has selected a consortium of CMS Generation and Asea Brown Boveri Energy Ventures to exclusively negotiate a definitive agreement for the privatization and expansion of a Moroccan power plant. The privatization of the coal-fired Jorf Lasfar plant, Southwest of Casablanca, includes ownership and operation of two 330 MW generating units which are nearing completion, and the construction of another two 330 MW units. The output of the plants will be sold to the Moroccan national utility. The cost of the facilities will be in excess of $1 billion.

CMS Energy currently plans to invest $443 million relating to its independent power production operations over the next three years, primarily in domestic and international subsidiaries and partnerships which includes the acquisition of HYDRA-CO. CMS Generation will pursue acquisitions of operating electric generating plants in Latin America, southern Asia and the Pacific Rim region.


Natural Gas Transmission, Storage and Marketing

Pretax Operating Income: Pretax operating income for the three months ended March 31, 1995 was unchanged and for the twelve months ended March 31, 1995 increased $1 million, respectively over the same periods for 1994, reflecting earnings growth from existing and new gas pipeline and storage projects and gas marketed to end-users.

Capital Expenditures: Effective January 1, 1995, CMS Gas Transmission increased its ownership of The Antrim Limited Partnership to 100 percent by acquiring its partner's remaining 40 percent interest. Under a new agreement with MichCon, CMS Gas Transmission will provide a gas treating service for up to 260 MMcf/d of Antrim gas. CMS Gas Transmission currently plans to expand this existing 120 MMcf/d treating complex to accommodate new Antrim production. This $22 million expansion will treat gas connected to a number of gathering lines including CMS Gas Transmission's South Chester gathering system and deliver gas to MichCon's Northern Michigan pipeline network.

In March 1995, CMS Gas Transmission received initial regulatory approval to construct, at a cost of $3 million, a 3.1 mile pipeline from its natural gas transmission system to an interconnection with an existing pipeline at the St. Clair River, south of Port Huron, Michigan. The pipeline, targeted to be in service by November 1995, will provide significantly increased gas supply flexibilities in the U.S. and Canada.

CMS Energy currently plans to invest $149 million over the next three years relating to its non-utility gas operations, continuing to pursue development of natural gas storage and gathering and pipeline operations both domestically and internationally. CMS Energy also plans to work toward the development of a Midwest "market center" for natural gas through strategic alliances and asset acquisition and development.


Other

Other Income: Other income for the 12 months ending March 31, 1995 decreased $21 million when compared with the corresponding 1994 period, reflecting the sale of the remaining MCV Bonds in December 1993 which eliminated the bond interest income.

Public Utility Holding Company Act Exemption: CMS Energy is exempt from registration under PUHCA. However, in 1991, the Attorney General and the MMCG asked the SEC to revoke this exemption. In April 1992, the MPSC filed a statement with the SEC recommending that CMS Energy's current exemption be revoked and a new exemption be issued conditioned upon certain reporting and operating requirements. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA. The SEC has not taken action on this matter. For further information, see Note 4.

New Accounting Standard: In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes a portion of an asset's cost from a company's rate base. CMS Energy is continuing to study SFAS 121, but does not expect the application of this statement to have a material impact on its financial position or results of operations.

                            ARTHUR ANDERSEN LLP



                 Report of Independent Public Accountants




To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of Consumers Power Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated
January 31, 1995 (except with respect to certain matters discussed in Notes 2, 3, 7 and 13 to the consolidated financial statements as to which the date is March 1, 1995), we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Arthur Andersen LLP


Detroit, Michigan,
 May 8, 1995.

                                                Consumers Power Company
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                            Three Months Ended         Twelve Months Ended
                                                                 March 31                     March 31
                                                              1995      1994               1995      1994
                                                                                               In Millions
OPERATING REVENUE
  Electric                                                  $  540    $  545             $2,185    $2,132
  Gas                                                          482       528              1,105     1,194
  Other                                                         10         1                 25         4
                                                            ----------------------------------------------
      Total operating revenue                                1,032     1,074              3,315     3,330
                                                            ----------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                67        79                294       303
    Purchased power - related parties                          124       122                484       481
    Purchased and interchange power                             36        42                156       165
    Cost of gas sold                                           281       334                608       695
    Other                                                      137       127                571       523
                                                            ----------------------------------------------
      Total operation                                          645       704              2,113     2,167
  Maintenance                                                   45        43                190       202
  Depreciation, depletion and amortization                     101        95                342       320
  General taxes                                                 54        60                172       189
                                                            ----------------------------------------------
      Total operating expenses                                 845       902              2,817     2,878
                                                            ----------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                      87        88                333       293
  Gas                                                           91        84                143       158
  Other                                                          9         -                 22         1
                                                            ----------------------------------------------
      Total pretax operating income                            187       172                498       452

INCOME TAXES                                                    56        52                124       114
                                                            ----------------------------------------------
NET OPERATING INCOME                                           131       120                374       338
                                                            ----------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends from affiliates                                      4         4                 16        16
  Accretion income                                               3         3                 12        14
  Accretion expense                                             (8)       (9)               (34)      (37)
  Other income taxes, net                                        2         4                 11        14
  MCV Bond income                                                -         -                  -        24
  Other, net                                                     2         -                 11         3
                                                            ----------------------------------------------
      Total other income                                         3         2                 16        34
                                                            ----------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                    35        34                137       149
  Other interest                                                 5         3                 19        20
  Capitalized interest                                           -         -                 (1)       (2)
                                                            ----------------------------------------------
      Net interest charges                                      40        37                155       167
                                                            ----------------------------------------------
Net Income                                                      94        85                235       205

Preferred Stock Dividends                                        7         3                 28        11
                                                            ----------------------------------------------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK               $   87    $   82             $  207    $  194
                                                            ==============================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                Consumers Power Company
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                Three Months Ended       Twelve Months Ended
                                                                     March 31                 March 31
                                                                 1995        1994         1995         1994
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  94       $  85        $ 235        $ 205
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $13, $12,
          $49 and $47, respectively)                              101          95          342          320
        Capital lease and other amortization                       11          15           29           37
        Deferred income taxes and investment tax credit            23          15           65           49
        Accretion expense                                           8           9           34           37
        Accretion income - abandoned Midland project               (3)         (3)         (12)         (14)
        MCV power purchases - settlement (Note 2)                 (37)        (22)        (102)         (78)
        Other                                                      (8)         (1)         (22)          (2)
        Changes in other assets and liabilities                   120         179          (34)        (118)
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               309         372          535          436
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                (74)        (83)        (438)        (453)
  Investments in nuclear decommissioning trust funds              (13)        (12)         (49)         (47)
  Cost to retire property, net                                     (9)         (7)         (41)         (33)
  Other                                                            (4)          2           (4)           1
  Deferred demand-side management costs                            (2)          -          (11)         (39)
  Proceeds from sale of property                                    -           -           13            1
  Proceeds from Midland-related assets                              -           -            -          322
  Sale of subsidiary                                                -           -            -          (14)
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (102)       (100)        (530)        (262)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                      (204)       (259)         135          (20)
  Payment of capital lease obligations                            (10)        (15)         (28)         (32)
  Payment of preferred stock dividends                             (7)         (6)         (21)         (14)
  Retirement of bonds and other long-term debt                     (1)       (107)         (27)        (702)
  Repayment of bank loans                                           -         (47)        (422)         (78)
  Payment of common stock dividends                                 -         (16)        (160)        (149)
  Proceeds from preferred stock                                     -         193            -          193
  Proceeds from bank loans                                          -           -          400            -
  Contribution from stockholder                                     -           -          100            -
  Proceeds from bonds and bank loans                                -           -            -          644
                                                                ------      ------       ------       ------
          Net cash used in financing activities                  (222)       (257)         (23)        (158)
                                                                ------      ------       ------       ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS    (15)         15          (18)          16

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           25          13           28           12
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  10       $  28        $  10        $  28
                                                                ======      ======       ======       ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                  Consumers Power Company
                                                Consolidated Balance Sheets
                                                                      March 31                    March 31
                                                                        1995      December 31       1994
                                                                    (Unaudited)       1994      (Unaudited)
                                                                                                In Millions
                                             ASSETS
    PLANT (At original cost)
      Electric                                                         $5,826        $5,771        $5,539
      Gas                                                               2,078         2,064         1,956
      Other                                                                30            30            26
                                                                       -----------------------------------
                                                                        7,934         7,865         7,521
      Less accumulated depreciation, depletion and amortization         3,893         3,794         3,631
                                                                       -----------------------------------
                                                                        4,041         4,071         3,890
      Construction work-in-progress                                       249           241           248
                                                                       -----------------------------------
                                                                        4,290         4,312         4,138
                                                                       -----------------------------------
    INVESTMENTS
      Stock of affiliates                                                 318           317           314
      First Midland Limited Partnership (Note 2)                          219           218           214
      Midland Cogeneration Venture Limited Partnership (Note 2)            83            74            67
      Other                                                                 8             8             7
                                                                       -----------------------------------
                                                                          628           617           602
                                                                       -----------------------------------
    CURRENT ASSETS
      Cash and temporary cash investments at cost,
        which approximates market                                          10            25            28
      Accounts receivable and accrued revenue, less
        allowances of $4, $4 and $4, respectively (Note 7)                 63           100            87
      Accounts receivable - related parties                                11            12             9
      Inventories at average cost
        Gas in underground storage                                         80           235            62
        Materials and supplies                                             76            75            77
        Generating plant fuel stock                                        27            37            22
      Deferred income taxes                                                39            35            15
      Trunkline settlement                                                 30            30            30
      Postretirement benefits                                              25            25            25
      Prepayments and other                                               103           143           104
                                                                       -----------------------------------
                                                                          464           717           459
                                                                       -----------------------------------
    NON-CURRENT ASSETS
      Postretirement benefits                                             473           478           492
      Nuclear decommissioning trust funds                                 236           213           179
      Abandoned Midland Project (Note 3)                                  143           147           158
      Trunkline settlement                                                 48            55            78
      Other                                                               274           270           274
                                                                       -----------------------------------
                                                                        1,174         1,163         1,181
                                                                       -----------------------------------
    TOTAL ASSETS                                                       $6,556        $6,809        $6,380
                                                                       ===================================

                                                                     March 31                    March 31
                                                                       1995      December 31       1994
                                                                    (Unaudited)       1994      (Unaudited)
                                                                                                In Millions

                         STOCKHOLDERS' INVESTMENT AND LIABILITIES
    CAPITALIZATION
      Common stockholder's equity
        Common stock                                                   $  841        $  841        $  841
        Paid-in-capital                                                   491           491           391
        Revaluation capital                                                17            15            15
        Retained earnings since December 31, 1992                         167            80           120
                                                                       -----------------------------------
                                                                        1,516         1,427         1,367
      Preferred stock                                                     356           356           356
      Long-term debt                                                    1,954         1,953         1,793
      Non-current portion of capital leases                               103           108           114
                                                                       -----------------------------------
                                                                        3,929         3,844         3,630
                                                                       -----------------------------------
    CURRENT LIABILITIES
      Current portion of long-term debt and capital leases                 48            45           249
      Notes payable                                                       135           339             -
      Accrued taxes                                                       134           173           125
      Accounts payable                                                    125           165           128
      MCV power purchases - settlement (Note 2)                            95            95            82
      Accounts payable - related parties                                   56            51            51
      Accrued refunds                                                      35            25            33
      Accrued interest                                                     25            37            25
      Other                                                               153           187           163
                                                                       -----------------------------------
                                                                          806         1,117           856
                                                                       -----------------------------------
    NON-CURRENT LIABILITIES
      Deferred income taxes                                               585           568           501
      Postretirement benefits                                             537           532           540
      MCV power purchases - settlement (Note 2)                           295           324           378
      Deferred investment tax credit                                      177           179           187
      Trunkline settlement                                                 48            55            78
      Regulatory liabilities for income taxes, net                         29            16            13
      Other (Note 4)                                                      150           174           197
                                                                       -----------------------------------
                                                                        1,821         1,848         1,894
                                                                       -----------------------------------
    COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)



    TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,556        $6,809        $6,380
                                                                       ===================================

    THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                Consumers Power Company
                                Consolidated Statements of Common Stockholder's Equity
                                                      (Unaudited)

                                                           Three Months Ended             Twelve Months Ended
                                                                March 31                        March 31
                                                            1995        1994                1995        1994
                                                                                                 In Millions
COMMON STOCK
  At beginning and end of period                          $  841      $  841              $  841      $  841
                                                          ---------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                                     491         391                 391         391
  Stockholder's contribution                                   -           -                 100           -
                                                          ---------------------------------------------------
    At end of period                                         491         391                 491         391
                                                          ---------------------------------------------------
REVALUATION CAPITAL
  At beginning of period                                      15           -                  15           -
  Implementation of SFAS 115 - January 1, 1994                 -          20                   -          20
  Change in unrealized loss, net of tax                        2          (5)                  2          (5)
                                                          ---------------------------------------------------
    At end of period                                          17          15                  17          15
                                                          ---------------------------------------------------
RETAINED EARNINGS
  At beginning of period                                      80          54                 120          75
  Net income                                                  94          85                 235         205
  Common stock dividends declared                              -         (16)               (160)       (149)
  Preferred stock dividends declared                          (7)         (3)                (28)        (11)
                                                          ---------------------------------------------------
    At end of period                                         167         120                 167         120
                                                          ---------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                         $1,516      $1,367              $1,516      $1,367
                                                          ===================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                          Consumers Power Company
           Condensed Notes to Consolidated Financial Statements


These financial statements and their related condensed notes should be read along with the consolidated financial statements and notes contained in the 1994 Form 10-K of Consumers Power Company that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   Corporate Structure

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. At March 31, 1995, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' obligation for purchase of contract capacity from the MCV Partnership under the PPA increased to its maximum amount of 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity. Capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs but the MPSC would determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. At the request of the MPSC, the MCV Partnership confirmed that it did not object to the Settlement Order. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals.

The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge which is based primarily on Consumers' average cost of coal consumed. The Settlement Order permits Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW of capacity and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. For all economic energy deliveries above the availability limits to 915 MW, Consumers is allowed to recover 1/2 cent per kWh capacity payment in addition to the variable energy charge.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries were $24 million for the three months ended March 31, 1995. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its future after-tax cash underrecoveries, and possible losses for 1995 and the next four years if none of the additional capacity is sold, are shown in the table below.

                                            After-tax, In Millions
                                      1995  1996  1997  1998  1999
                                      ----  ----  ----  ----  ----

Expected cash underrecoveries          $60   $56   $55   $ 8   $ 9

Possible additional underrecoveries
 and losses (a)                        $20   $20   $22   $72   $72

(a) If unable to sell any capacity above the MPSC's authorized level.

At March 31, 1995 and December 31, 1994, the after-tax present value of the Settlement Order liability totaled $253 million and $272 million, respectively. The reduction in the liability reflects after-tax cash underrecoveries of $24 million, partially offset by after-tax accretion expense of $5 million. The undiscounted after-tax amount associated with the liability totaled $653 million at March 31, 1995.

In 1994, Consumers was notified by the MCV Partnership that it was initiating arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. The amount in dispute, which relates to the period beginning in 1990 and continuing through the term of the PPA, has been estimated by the MCV Partnership to total $6 million annually. An arbitrator has been selected, arbitration hearings have commenced and a ruling is expected in the third quarter of 1995. Consumers believes that its calculation of the energy charge is correct but cannot predict the outcome of this arbitration.

In 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility. Additionally, in February 1995, Consumers agreed to pay $15 million to terminate a power purchase agreement with a 44 MW wood and chipped-tire facility. Consumers plans to seek MPSC approval to substitute less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. This proposed substitution of capacity would start in late 1996, the year the coal-fired cogeneration facility was scheduled to begin operations. The capacity substitution represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for similar facilities. As a result, Consumers has recorded a regulatory asset of $45 million, which it believes will ultimately be recoverable in rates. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of capacity substitution as part of the five year forecast included in plan cases. Although recovery of the costs relating to the substitution is not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for substituting capacity absent a competitive bid is unlikely to be approved.

MCV-related PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. The MPSC also confirmed the recovery of MCV-related costs consistent with the Settlement Order as part of the 1993 and 1994 plan case orders. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.


3:   Rate Matters

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. In late 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes a proposed increase in Consumers' authorized rate of return on equity to 13 percent from the current 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. Consumers requested that the MPSC eliminate the remaining subsidization of residential rates in a two-step adjustment, eliminate all DSM expenditures after April 1995 and allow recovery of all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington (see Note 4).

In response to Consumers' requested rate increase, the MPSC staff initially recommended a final annual increase of $45 million to Consumers' base rates, as well as suggested several options for cost recovery of 325 MW of MCV capacity. However, on motions filed by ABATE and the Attorney General, an ALJ struck portions of the MPSC staff's testimony relating to the cost of this capacity and the MPSC staff subsequently withdrew several other portions of its testimony. As a result, the MPSC staff's recommendations do not currently include a rate design. The MPSC staff recommendations remaining in the case proposed a different sales forecast than Consumers, as well as a 12 percent return on common equity and a lower equity ratio than that included in Consumers' proposed capital structure. In May 1995, the MPSC affirmed the ALJ's decision to strike the MPSC staff's testimony and stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case.

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers (see Special Rates discussion in the MD&A).

In January 1995, Consumers filed a request with the MPSC, seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts, which if approved would result in a net decrease in depreciation expense of $7 million for ratemaking purposes. In April 1995, the MPSC staff filed its testimony in this proceeding. For further information, see Electric Rate Case discussion in the MD&A.

Abandoned Midland Project: In 1991, the MPSC ordered partial recovery of the abandoned Midland project and Consumers began collecting $35 million pretax annually for the next 10 years. In December 1994, the Court of Appeals upheld the MPSC orders allowing recovery of the abandoned investment. Consumers, ABATE and the Attorney General have filed applications for leave to appeal this decision with the Michigan Supreme Court, where the matter is pending. Management cannot predict the outcome of this issue.

Electric DSM: In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to continue certain DSM programs ($30 million annually) in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from customers in accordance with an MPSC accounting order. The unamortized balance of deferred costs totaled $70 million at March 31, 1995. During 1994, Consumers recognized $11 million in incentive revenue related to an earlier DSM program approved by the MPSC. In April 1995, a proposal for decision issued by the ALJ conducting the proceedings recommended that Consumers be awarded the full $11 million incentive and that Consumers' current DSM programs continue through 1996. A final order, authorizing Consumers to collect the $11 million incentive, is expected by mid-1995.

PSCR Issues: In February 1995, the MPSC issued a final order in the 1993 PSCR reconciliation proceeding that addressed the extended refueling and maintenance outage at Palisades in 1993. The order disallowed $4 million of replacement power costs. Consumers accrued a loss for this issue in 1994.

Gas Rates: In 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits against 1994 earnings. The agreement was reached in response to a claim that gas utility business earnings for 1993 were excessive. This charge against earnings partially offsets savings related to reduced state property taxes. The agreement also provides for an additional $4 million of postretirement benefit costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers filed a gas rate case in December 1994. Consumers requested an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of 13.25 percent. Consumers expects an MPSC decision in early 1996.

GCR Issues: In 1993, the MPSC provided that the price payable to certain intrastate gas producers by Consumers be reduced. As a result, Consumers was not allowed to recover $13 million of costs. Consumers accrued a loss prior to 1993 in excess of the disallowed amount. In March 1995, management concluded that the intrastate producers' pending appeals of the MPSC order would not be successful and accordingly reversed $23 million (pretax), which represented the portion of the loss in excess of the disallowed amount.

In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute with certain intrastate producers. The ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three agreements at issue. The ALJ also found that the market based pricing provision required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and will file exceptions to the proposal for decision for the MPSC's consideration. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchased under these agreements will not be effective prior to such an MPSC order. If the producers pursue a court action for amounts owed for previously purchased gas, Consumers could be liable for as much as $44 million (excluding any interest) under the producers' theories. Consumers cannot predict the outcome of this issue.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on Consumers' financial position or results of operations.



4:   Commitments and Contingencies

Ludington Pumped Storage Plant: In 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. The proposed settlement allows for continued operation of the plant through the end of its FERC license. Upon approval of the settlement agreement, Consumers will transfer land (with an original cost of $9 million and a fair market value in excess of $20 million) to the state of Michigan and the Great Lakes Fishery Trust, make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The definitive settlement documents have been completed and were filed with the appropriate Michigan courts and state and federal agencies. The agreement is subject to the MPSC permitting Consumers to recover all such settlement costs from electric customers, and approval by the FERC.

The proposed settlement would resolve two lawsuits filed by the Attorney General in 1986 and 1987 on behalf of the State of Michigan. In one, the state sought $148 million (including $16 million of interest) for past injuries and $89,000 per day for future injuries, reduced only upon installation of "adequate" fish barriers and other changed conditions. Each year, a barrier net would continue to be installed at Ludington from April to October. In the other lawsuit, the Attorney General sought to have Ludington's bottomlands lease declared void.

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At March 31, 1995, Consumers has accrued a liability for its estimated losses. Consumers believes that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

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

Consumers has prepared plans for remedial investigation/feasibility studies for several sites and the DNR has approved three of four plans submitted by Consumers. The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At March 31, 1995, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recoverable in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC has approved similar deferred accounting requests by several other Michigan utilities relative to investigation and remedial action costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

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

Capital Expenditures: Consumers estimates capital expenditures, including DSM and new lease commitments, of $448 million for 1995, $374 million for 1996 and $380 million for 1997.

Public Utility Holding Company Act Exemption: CMS Energy is exempt from registration under PUHCA. However, in 1991, the Attorney General and the MMCG asked the SEC to revoke this exemption. In 1992, the MPSC filed a statement with the SEC recommending that CMS Energy's current exemption be revoked and a new exemption be issued conditioned upon certain reporting and operating requirements. If CMS Energy were to lose its current exemption, it would become more heavily regulated by the SEC; Consumers could ultimately be forced to divest either its electric or gas utility business; and CMS Energy could be restricted from conducting businesses that are not functionally related to the conduct of its utility business as determined by the SEC. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA. The SEC has not taken action on this matter.

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At
March 31, 1995, Consumers had 73 separate stray voltage lawsuits pending.

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


5:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. Subsequently, the Attorney General and certain other parties attempted to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected these allegations and upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied National Environmental Policy Act requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. The Attorney General and other parties have asked the U.S. Supreme Court for leave to appeal this decision. As of April 30, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In the latter part of 1995, Consumers plans to unload and replace one of the loaded casks. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and validated that the pad location is acceptable to support the casks.

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

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs for the major portion of prolonged accidental outages for 12 months after a 21 week exclusion with reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of: $33 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal in 1996 of an action plan to provide for operation of the plant beyond 1999. Consumers is continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. It is currently estimated that expenditures for corrective action related to this issue could total $20 million to $30 million. Consumers cannot predict the outcome of these efforts.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended March 31 were:

                                                             In Millions
                                 Three Months Ended  Twelve Months Ended
                                   1995        1994    1995         1994
                                   ----        ----    ----         ----
Cash transactions
  Interest paid (net of
    amounts capitalized)           $ 50        $ 49    $147         $192
  Income taxes paid
    (net of refunds)                  -           3      31           63

Non-cash transactions
  Nuclear fuel placed under
    capital lease                  $  7        $  2    $ 25         $ 30
  Other assets placed
    under capital leases              2           1      15           19


7:   Short-term and Long-term Financings

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $470 million facility and unsecured, committed lines of credit aggregating $185 million that are used to finance seasonal working capital requirements. At March 31, 1995, Consumers had a total of $133 million outstanding under these facilities.

Consumers has an established $500 million trade receivables purchase and sale program. At March 31, 1995, receivables sold under the agreement totaled $300 million compared with $275 million at December 31, 1994. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In April 1995, the MPSC issued an order authorizing Consumers to issue and sell up to $300 million of intermediate and/or long-term debt and $100 million of preferred stock or subordinate debentures.

                          Consumers Power Company
                   Management's Discussion and Analysis


This MD&A should be read along with the MD&A in the 1994 Form 10-K of Consumers.

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


Consolidated earnings for the quarters ended March 31, 1995 and 1994

Consolidated net income after dividends on preferred stock totaled $87 million for the first quarter of 1995, compared to $82 million for the first quarter of 1994. The increase in net income reflects increased electric sales resulting from Michigan's continuing economic growth, increased revenue from the May 1994 electric rate increase, recognition of the resolution of a previously recorded gas contract loss contingency, and improved operating results from Consumer's interest in the MCV Facility. Partially offsetting this increase was a 12.6 percent decrease in gas deliveries due to significantly warmer temperatures experienced in the first quarter of 1995 compared with the corresponding period last year.

Consolidated earnings for the 12 months ended March 31, 1995 and 1994

Consolidated net income after dividends on preferred stock totaled $207 million for the 12 months ended March 31, 1995, compared to $194 million for the 12 months ended March 31, 1994. The increase in net income reflects the impact of the May 1994 electric rate increase, higher electric kWh sales, the recognition of the resolution of a previously recorded gas contract loss contingency, and the recognition of DSM revenue. Partially offsetting these increases were reduced gas deliveries and increased operating costs and depreciation.


Cash Position, Financing and Investing

Consumers' operating cash requirements are met by its operating and financing activities. Cash from operations continues to reflect Consumers' sale and transportation of natural gas and the generation, sale and transmission of electricity. Cash from operations for the first three months of 1995 reflects increased electric sales and increased electric rates which were approved by the MPSC in mid-1994. Cash from operations also reflects greater underrecoveries of power costs associated with purchases from the MCV.

Financing and Investing Activities: Capital expenditures, including assets placed under capital lease and deferred DSM costs, totaled $85 million for the first three months of 1995 compared with $86 million for the first three months of 1994. These amounts primarily represent capital investments in Consumers' electric and gas utility business units.

As a continuation of Consumers' dividend policy of paying dividends on its common stock equal to approximately 80 percent of its consolidated income, in April 1995, Consumers declared a $70 million common dividend from its first quarter earnings to be paid in May 1995.

Financing and Investing Outlook: Consumers estimates that capital expenditures, including DSM and new lease commitments, related to its electric and gas utility operations will total approximately $1.2 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures.

                                                               In Millions
Years Ended December 31                           1995      1996      1997
                                                  ----      ----      ----
Consumers
  Construction (including DSM)                    $399      $347      $319
  Nuclear fuel lease                                32         4        38
  Capital leases other than nuclear fuel            12        15        17
Michigan Gas Storage                                 5         8         6
                                                  ----      ----      ----
                                                  $448      $374      $380
                                                  ====      ====      ====

Consumers has several available sources of credit including unsecured, committed lines of credit totaling $185 million and a $470 million unsecured working capital facility. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At March 31, 1995, receivables sold under the agreement totaled $300 million.


Electric Utility Results of Operations

Electric Pretax Operating Income for the quarters ended March 31, 1995 and 1994: During the first quarter of 1995, electric pretax operating income reflects a decrease of $1 million from the 1994 level. This small reduction primarily resulted from increases in operation, maintenance, and depreciation expenses partially offset by increased electric kWh sales and the positive impact of the May 1994 electric rate increase.

Electric Pretax Operating Income for the 12 months ended March 31, 1995 and 1994: The $40 million improvement in the 12 months ended March 1995 electric pretax operating income compared with the corresponding 1994 level is primarily the result of the impact of the May 1994 electric rate increase and the recognition of DSM incentive revenue (see Note 3) which contributed $39 million and $11 million, respectively. Also contributing to the 1995 increased electric pretax operating income was an increase in electric kWh sales. These increases were partially offset by higher electric operating costs and depreciation.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended March 31:

                                                              In Millions
                                        Impact on Pretax Operating Income

                                         Quarter ended    12 months ended
                                         1995 compared      1995 compared
                                             with 1994          with 1994
                                       ---------------     --------------
Sales                                             $ 1               $ 20
Rate increases and other
 regulatory issues                                 11                 48
O&M, general taxes and depreciation               (13)               (28)
                                                 -----              -----
     Total change                                 $(1)              $ 40
                                                 =====              =====

Electric Sales:  Electric sales during the first quarter of 1995 totaled
8.7 billion kWh, a 1.5 percent increase from 1994 levels. Residential sales decreased 3.1 percent, commercial sales increased 3.0 percent, and industrial sales increased 5.5 percent, compared with the corresponding period in 1994. Consumers' electric sales have benefited from improved employment and other economic conditions. Electric sales during the 12 months ended March 31, 1995 totaled 34.6 billion kWh, a 4.3 percent increase from 1994 levels. During the 12 months ended 1995 period, commercial and industrial sales increased 3.2 percent and 6.5 percent respectively, while residential sales decreased less than 1.0 percent. The industrial segments of chemicals and transportation equipment accounted for the largest share of the growth in industrial kWh sales.

Power Costs: Power costs for the three-month period ending March 31, 1995 totaled $227 million, a $16 million decrease from the corresponding 1994 period. This decrease primarily reflects increased generation at Consumers' nuclear power plants and a corresponding reduction in generation at the more costly oil and coal fired plants. Power costs for the 12-month period ending March 31, 1995 totaled $934 million, a $15 million decrease from the corresponding 1994 period.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' obligation to purchase contract capacity from the MCV Partnership increased to 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $24 million for the first three months of 1995. Estimated future after-tax cash underrecoveries, and possible losses for 1995 and the next four years if none of the additional capacity is sold, are shown in the table below.

                                               After-tax, In Millions
                                         1995  1996  1997  1998  1999
                                         ----  ----  ----  ----  ----

Expected cash underrecoveries             $60   $56   $55   $ 8   $ 9

Possible additional underrecoveries
 and losses (a)                           $20   $20   $22   $72   $72

(a) If unable to sell any capacity above the MPSC's authorized level.

Consumers and the MCV Partnership are engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. The MCV Partnership is seeking additional payments from Consumers which the MCV has estimated at $6 million annually for an alleged breach of the PPA. Consumers believes that its calculation of the energy charge is correct, but cannot predict the outcome of this arbitration.

In July 1994 and February 1995, Consumers terminated power purchase agreements with a 65 MW coal-fired cogeneration facility and a 44 MW wood and chipped-tire plant. Consumers plans to seek MPSC approval to substitute 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of capacity substitution as part of the five year forecast included in plan cases. Although recovery of the costs relating to the substitution is not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for substituting capacity absent a competitive bid is unlikely to be approved. For further information, see Note 2.

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. Consumers filed a request with the MPSC in late 1994, to increase its retail electric rates. In March 1995, the MPSC staff recommended a final annual rate increase of $45 million. For further information regarding Consumers' request and the staff's recommendation, see Note 3.

Additionally, in January 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. In April 1995, the MPSC staff's filing did not support Consumers' requested increase in depreciation expense, but instead proposed a decrease of $24 million. In addition, the MPSC staff also did not support the reallocation of plant investment as proposed by Consumers but suggested several alternatives which could partially address this issue. Consumers is studying the MPSC staff's position.

Special Rates: In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers, and that have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility, and allow use of MCV contract capacity above the level currently authorized by the MPSC, to respond to customers' alternative energy options. In May 1995, the MPSC issued an order stating that it has legal authority to approve a range of rates under which Consumers could negotiate prices with customers that have competitive energy alternatives. However, the MPSC dismissed from consideration, in this proceeding, the issues related to Consumers' proposed use of the additional 325 MW of MCV contract capacity to serve these customers.

PSCR Matters: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. In February 1995, the MPSC issued a final order in the 1993 PSCR reconciliation, disallowing $4 million of replacement power costs related to the 1993 outage. Consumers accrued a loss for this issue in 1994.

Electric Conservation Efforts: Over the past few years, Consumers has participated in several MPSC-authorized DSM programs designed to encourage the efficient use of energy. During 1994, Consumers recognized $11 million in incentive revenue, related to Consumers' achievement of certain DSM program objectives approved by the MPSC in 1992. In April 1995, an ALJ issued a proposal for decision, recommending that Consumers be allowed to recover the full $11 million incentive. A final order, authorizing Consumers to collect the $11 million incentive, is expected from the MPSC by mid-1995. In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to continue certain DSM programs. As part of its current electric rate case, Consumers requested that the MPSC eliminate all DSM expenditures after April 1995. The proposal for decision discussed above recommended that Consumers continue its current DSM programs through 1996. For further information, see Note 3.

Electric Capital Expenditures: Consumers estimates capital expenditures, including deferred DSM costs and new lease commitments, related to its electric utility operations of $318 million for 1995, $255 million for 1996 and $269 million for 1997. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

However, Consumers (along with the electric utility industry) is experiencing increased competitive pressures which may result in a negative impact on Consumers' sales growth. The primary sources of this competition include: the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities which would displace retail service by Consumers to an entire community; and competition from neighboring utilities which offer flexible rate arrangements designed to encourage movement to their respective service areas. Several of Consumers' industrial customers are studying these options.

Consumers is pursuing several strategies to retain its current "at-risk" customers. These strategies include a request that the MPSC allow Consumers to offer special competitive service rates to current industrial customers which have demonstrated an ability to seek alternate electric supplies and to attract new customers which are considering locating or expanding facilities in Michigan. As part of its current electric rate case, Consumers has requested that the MPSC eliminate the rate subsidization of residential customers. If approved, commercial and industrial customers' electric costs would decrease by a total of approximately $80 million, or approximately 6 percent, per year.

Consumers is committed to holding operation and maintenance costs level and continuing to improve customer service. Consumers is also working with large customers to identify ways to improve the efficiency with which energy is used.

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In February 1995, an ALJ issued a proposal for decision that addressed the methodology for pricing transmission rates to be used for the experiment. An MPSC order is expected by mid-1995. Consumers does not expect this short-term experiment to have a material impact on its financial position or results of operations.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals, is a requirement that utilities provide open access to the domestic interstate transmission grid. Under the FERC's proposal, all utilities would be required to use these tariffs for their own wholesale sales and purchases of electric energy; and the utilities would be allowed the opportunity to recover wholesale stranded costs (including those applicable to municipalization situations). Consumers is reviewing the FERC proposal to determine its potential affect, if any on its financial position and results of operations.

Nuclear Matters: In 1994, Consumers filed a report with the NRC that included short- and long-term enhancements designed to improve performance at Palisades. The report was filed in response to an NRC-conducted diagnostic evaluation inspection that found certain deficiencies at the plant. Acceptable performance at Palisades will require continuing performance improvements and additional expenditures, which have been included in Consumers' total planned level of expenditures.

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks had been pending. In January 1995, the U.S. Sixth Circuit Court of Appeals issued a decision, effectively allowing Consumers to continue using dry cask storage at Palisades. The Attorney General and other parties have asked the U.S. Supreme Court for leave to appeal this decision.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. Consumers is continuing to analyze alternative means to permit continued operation of Palisades to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts. For further information regarding Palisades, see Note 5.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At March 31, 1995, Consumers had 73 separate stray voltage lawsuits pending. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations. For further information, see Note 4.


Gas Utility Results of Operations

Gas Pretax Operating Income for the quarters ended March 31, 1995 and 1994: During the first quarter of 1995 gas pretax operating income increased $7 million from the 1994 level. The increased pretax operating income reflects the recognition of the resolution of a previously recorded gas contract loss contingency. Partially offsetting this increase was a
12.6 percent decrease in gas deliveries due to significantly warmer weather during the first quarter of 1995 compared with the corresponding 1994 period. The average temperature for the first quarter of 1995 increased 25 percent to 27.5 degrees from 21.9 degrees during the first quarter of 1994.

Gas Pretax Operating Income for the 12 months ended March 31, 1995 and 1994: The $15 million decrease in 1995 gas pretax operating income compared with 1994 reflects lower gas deliveries and higher operating expenses, partially offset by the recognition of the resolution of a previously recorded gas contract loss contingency. Increased operating costs included $2 million of postretirement benefit costs related to the gas settlement with the MPSC (see Note 3).

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended March 31:

                                                              In Millions
                                        Impact on Pretax Operating Income

                                         Quarter ended    12 months ended
                                         1995 compared      1995 compared
                                             with 1994          with 1994
                                       ---------------    ---------------

Deliveries                                       $(19)              $(40)
Recovery of gas costs and other
 regulatory issues                                 26                 38
O&M, general taxes and depreciation                 -                (13)
                                                 -----              -----
     Total change                                 $ 7               $(15)
                                                 =====              =====

Gas Deliveries: Gas sales and gas transported during the first quarter of 1995 totaled 153.8 bcf, a 12.6 percent decrease from the corresponding 1994 level. For the 12 months ended March 31, 1995, gas sales and gas transported totaled 386.8 bcf, a 9.6 percent decrease from the corresponding 1994 level, reflecting record cold winter weather during the 12 months ended March 31, 1994 and a return to more normal weather during the 12 months ended March 31, 1995.

Cost of Gas Sold: The cost of gas sold for the first quarter of 1995 decreased $53 million from the 1994 level as a result of reduced deliveries and the reversal of a gas contract loss contingency. The cost of gas sold for the 12 months ended March 31, 1995 decreased $87 million from the corresponding 1994 level which was also the result of reduced gas deliveries and the gas contract loss contingency reversal.


Gas Utility Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates by $21 million. The requested increase in revenue reflects increased expenditures, including those associated with postretirement benefits, and proposes a 13 percent return on equity. A final order from the MPSC is expected in early 1996. For further information regarding Consumers' current gas rate case, see Note 3.

Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to by-pass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In February 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of one of Consumers' MPSC authorized gas transportation rates must be borne by Consumers' shareholders. In March 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

GCR Issues: In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute with certain intrastate producers. The ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three agreements at issue. The ALJ also found that the market based pricing provision required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and will file exceptions to the proposal for decision for the MPSC's consideration. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchased under these agreements will not be effective prior to such an MPSC order. If the producers pursue a court action for amounts owed for previously purchased gas, Consumers could be liable for as much as $44 million (excluding any interest) under the producers' theories. Consumers cannot predict the outcome of this issue.

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $130 million for 1995, $119 million for 1996 and $111 million for 1997. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: Under Michigan's Environmental Response Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At March 31, 1995, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in December 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recovered in rates, prudent costs must be approved in a rate case. The MPSC has approved similar deferred accounting requests by several other Michigan utilities relative to investigation and remedial action costs. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 4.

Gas Outlook

Consumers currently anticipates gas deliveries to grow approximately 2.3 percent per year (excluding MCV transportation and off-system deliveries) over the next five years, primarily due to a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. Consumers plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system.

New technologies being developed on a national level, such as the emerging use of natural gas vehicles, also provide Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas.


Other

Other Income: Other income for the 12 months ending March 31, 1995 decreased $18 million when compared with the corresponding 1994 period, reflecting the sale of the remaining MCV Bonds in December 1993 which eliminated the bond interest income.

Public Utility Holding Company Act Exemption: CMS Energy is exempt from registration under PUHCA. However, in 1991, the Attorney General and the MMCG asked the SEC to revoke this exemption. In April 1992, the MPSC filed a statement with the SEC recommending that CMS Energy's current exemption be revoked and a new exemption be issued conditioned upon certain reporting and operating requirements. CMS Energy is opposing this request and believes it will maintain its current exemption from registration under PUHCA. The SEC has not taken action on this matter. For further information, see Note 4.

New Accounting Standard: In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes a portion of an asset's cost from a company's rate base. Consumers is continuing to study SFAS 121, but does not expect the application of this statement to have a material impact on its financial position or results of operations.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' 1994 Forms 10-K. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


Rate Case Proceedings

Appeal of MPSC Orders Related to the Abandoned Midland Nuclear Plant
Investment

In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In 1991, the MPSC issued an order in the Midland-related proceeding designated as Step 3A finding that Consumers was not in compliance with certain financial stabilization orders. Several parties, including the Attorney General, filed claims of appeal with the Court of Appeals regarding this order. The Court of Appeals affirmed the MPSC determinations in Step 3A in an order issued in April 1995.

1994 Electric Rate Case Filing

In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. Based upon the Attorney General's and ABATE's argument on a Motion to Strike, the ALJ struck all of the Staff's testimony on the treatment of the 325 MW of MCV capacity, and the Staff further withdrew a portion of its testimony concerning the rate design. Consumers and the Staff filed an interlocutory appeal of the ALJ's ruling requesting, among other things, that the stricken testimony be allowed into the record. On May 9, 1995 the MPSC issued an order affirming the ALJ's decision to strike the testimony and stated that any change in the treatment of costs associated with any portion of the remaining 325 MW of MCV capacity will only be considered in the context of a competitive bid solicitation.


Palisades Plant -- Spent Nuclear Fuel Storage

In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of dry spent fuel storage casks at Palisades. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected the claims of the Attorney General and certain other parties and upheld the NRC's rulemaking action permitting such usage. The opposing parties filed a petition with the U.S. Supreme Court for a Writ of Certiorari to seek further review of the Sixth Circuit decision against their positions on the questions of whether the Sixth Circuit properly rejected as untimely a challenge to an NRC rule, and whether the Nuclear Waste Policy Act permits the NRC to license the storage casks without public hearing or site-specific environmental studies. As of May 1, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel.


Stray Voltage Lawsuits

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. At March 31, 1995, Consumers had 73 separate stray voltage cases pending.


Interstate Gas Supplier Contract Pricing Dispute

On April 18, 1995, the ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute. In the proposal for decision the ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three gas purchase agreements at issue. The ALJ also found that the market based pricing provisions required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and will file exceptions and replies to the proposal for decision by May 23, 1995 for the MPSC's consideration. The MPSC will issue its decision sometime thereafter. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchases under these agreements will not be effective prior to such an MPSC order and Consumers may be liable for additional payments for gas previously purchased.

Prior to the issuance of the ALJ's proposal for decision, the intrastate gas producers involved in this MPSC proceeding filed a complaint against Consumers in a local circuit alleging breach of contract. On Consumers' motion, the court dismissed the lawsuit. The gas suppliers subsequently filed a petition for rehearing with the court where the matter is pending. Under the producers' theories Consumers' liability for gas previously purchased could be as much as $44 million (excluding any interest). Consumers cannot predict the outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders

At CMS Energy's Special Meeting of Shareholders held on March 21, 1995, the shareholders approved an amendment to the Articles of Incorporation to establish a new class of common stock and increase the authorized preferred stock from 5 million shares to 10 million shares ("Proposal 1"); plan amendments to allow awards to relate to any class of common stock ("Proposal 2"); plan amendments to add performance based business criteria and individual limit on plan awards to preserve federal tax deduction ("Proposal 3"). The vote on these proposals was as follows:

                       For         Against      Abstain       Total
                   ----------    ----------    ----------    -------

Proposal 1         57,376,722    12,010,850    1,147,084     70,534,656

Proposal 2         61,609,030     9,438,014    1,830,592     72,877,636

Proposal 3         63,679,695     3,374,263    1,241,806     68,295,764


Item 6.  Exhibits and Reports on Form 8-K

(a)   List of Exhibits

(12)       -   CMS Energy:  Statements regarding computation of Ratio of
               Earnings to Fixed Charges
(15)       -   CMS Energy:  Letter of independent public accountant
(27)(a)    -   CMS Energy:  Financial Data Schedule
(27)(b)    -   Consumers:  Financial Data Schedule

(b)   Reports on Form 8-K

Current Reports on Form 8-K dated January 10, 1995 and February 2, 1995 (CMS Energy and Consumers) covering matters pursuant to "Item 5. Other Events".

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                           CMS ENERGY CORPORATION
                                                (Registrant)


Date: May 15, 1995                     By        A M Wright
                                         -------------------------
                                              Alan M. Wright
                                          Senior Vice President,
                                          Chief Financial Officer
                                              and Treasurer



                                          CONSUMERS POWER COMPANY
                                               (Registrant)


Date: May 15, 1995                     By        A M Wright
                                         -------------------------
                                              Alan M. Wright
                                          Senior Vice President and
                                           Chief Financial Officer