Form 10-Q
period 1995-06-30
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1995-08-11
CIK 201533, 811156

                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1995

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
                      Yes  X     No
                          ---       ---

Number of shares outstanding of each of the issuer's classes of common stock at July 31, 1995:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value                      88,180,694
   CMS Energy Class G Common Stock, no par value                 7,000,000
Consumers Power Company, $10 par value,
   privately held by CMS Energy                                 84,108,789

                          CMS Energy Corporation
                                    and
                          Consumers Power Company


                      Quarterly reports on Form 10-Q
                 to the Securities and Exchange Commission
                    for the Quarter Ended June 30, 1995



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                             TABLE OF CONTENTS


                                                                      Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
PART I:
CMS Energy Corporation
    Report of Independent Public Accountants. . . . . . . . . . . . .   6
    Consolidated Statements of Income . . . . . . . . . . . . . . . .   7
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . .   8
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .   9
    Consolidated Statements of Common Stockholders' Equity. . . . . .  11
    Condensed Notes to Consolidated Financial Statements. . . . . . .  12
    Management's Discussion and Analysis. . . . . . . . . . . . . . .  22
Consumers Power Company
    Report of Independent Public Accountants. . . . . . . . . . . . .  36
    Consolidated Statements of Income . . . . . . . . . . . . . . . .  37
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . .  38
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .  39
    Consolidated Statements of Common Stockholder's Equity. . . . . .  41
    Condensed Notes to Consolidated Financial Statements. . . . . . .  42
    Management's Discussion and Analysis. . . . . . . . . . . . . . .  50
PART II:
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  60
    Item 4.  Submission of Matters to a Vote of Security Holders. . .  62
    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  63
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  64

                                 GLOSSARY

Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . . . .   Association of Businesses Advocating
                                    Tariff Equity
ALJ . . . . . . . . . . . . . . .   Administrative Law Judge
Antrim. . . . . . . . . . . . . .   Antrim Limited Partnership
Attorney General. . . . . . . . .   The Michigan Attorney General

bcf . . . . . . . . . . . . . . .   Billion cubic feet
Board of Directors. . . . . . . .   Board of Directors of CMS Energy

Class G Common Stock. . . . . . .   One of two classes of common stock of
                                    CMS Energy, no par value, which
                                    reflects the separate performance of
                                    the Consumers Gas Group
Clean Air Act . . . . . . . . . .   Federal Clean Air Act as amended on
                                    November 15, 1990
CMS Energy. . . . . . . . . . . .   CMS Energy Corporation
CMS Energy Common Stock . . . . .   One of two classes of common stock of
                                    CMS Energy, par value $.01 per share
CMS Gas Transmission. . . . . . .   CMS Gas Transmission and Storage
                                    Company, a subsidiary of Enterprises
CMS Generation. . . . . . . . . .   CMS Generation Co., a subsidiary of
                                    Enterprises
CMS Holdings. . . . . . . . . . .   CMS Midland Holdings Company, a
                                    subsidiary of Consumers
CMS Midland . . . . . . . . . . .   CMS Midland Inc., a subsidiary of
                                    Consumers
CMS NOMECO. . . . . . . . . . . .   CMS NOMECO Oil & Gas Co., a subsidiary
                                    of Enterprises
Common Stock. . . . . . . . . . .   Common Stock of CMS Energy, including
                                    CMS Energy Common Stock and Class G
                                    Common Stock
Consumers . . . . . . . . . . . .   Consumers Power Company, a subsidiary
                                    of CMS Energy
Consumers Gas Group . . . . . . .   The gas distribution, storage and
                                    transportation businesses currently
                                    conducted by Consumers and Michigan
                                    Gas Storage
Court of Appeals. . . . . . . . .   Michigan Court of Appeals
Credit Facility . . . . . . . . .   $400 million unsecured revolving
                                    credit and letter of credit facility
                                    dated as of July 29, 1994

Detroit Edison. . . . . . . . . .   The Detroit Edison Company
DNR . . . . . . . . . . . . . . .   Michigan Department of Natural
                                    Resources
DSM . . . . . . . . . . . . . . .   Demand-side management

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

Ludington . . . . . . . . . . . .   Ludington pumped storage plant,
                                    jointly owned by Consumers and Detroit
                                    Edison

MCV . . . . . . . . . . . . . . .   Midland Cogeneration Venture
MCV Bonds . . . . . . . . . . . .   Collectively, senior secured lease
                                    obligation bonds and subordinated
                                    secured lease obligation bonds issued
                                    in connection with the leveraged-lease
                                    financing of the MCV Facility, and
                                    tax-exempt pollution control revenue
                                    bonds
MCV Facility. . . . . . . . . . .   A natural gas-fueled, combined cycle
                                    cogeneration facility operated by the
                                    MCV Partnership
MCV Partnership . . . . . . . . .   Midland Cogeneration Venture Limited
                                    Partnership
MD&A. . . . . . . . . . . . . . .   Management's Discussion and Analysis
MichCon . . . . . . . . . . . . .   Michigan Consolidated Gas Company
Michigan Natural Resources
 and Environmental Protection
 Act. . . . . . . . . . . . . . .   Michigan Natural Resources and
                                    Environmental Protection Act Part 201
Michigan Gas Storage. . . . . . .   Michigan Gas Storage Company, a
                                    subsidiary of Consumers
MMcf/d. . . . . . . . . . . . . .   Million cubic feet per day
MMCG. . . . . . . . . . . . . . .   Michigan Municipal Cooperative Group
MPSC. . . . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . . . .   Megawatts

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

Restated Articles of
 Incorporation. . . . . . . . . .   CMS Energy's restated Articles of
                                    Incorporation as filed with the
                                    Michigan Department of Commerce June
                                    6, 1995 authorizing the Class G Common
                                    Stock and increasing the authorized
                                    capital stock

SEC . . . . . . . . . . . . . . .   Securities and Exchange Commission
Settlement Order. . . . . . . . .   MPSC Order issued March 31, 1993 in
                                    MPSC Case Nos. U-10127, U-8871 and
                                    others, and the rehearing order issued
                                    May 26, 1993
SGP Partnership . . . . . . . . .   A specialty gas processors limited
                                    partnership composed of CMS Gas
                                    Transmission and Nitrotec Helium
                                    Corporation
SFAS. . . . . . . . . . . . . . .   Statement of Financial Accounting
                                    Standards
Superfund . . . . . . . . . . . .   Comprehensive Environmental Response,
                                    Compensation and Liability Act

Terra . . . . . . . . . . . . . .   Terra Energy Ltd., an oil and gas
                                    exploration and production company
                                    located in Traverse City, Michigan
TGN . . . . . . . . . . . . . . .   CMS Gas Transmission's 25 percent
                                    ownership in Argentina's
                                    Transportadora de Gas del Norte
                                    pipeline

Walter. . . . . . . . . . . . . .   Walter International, Inc., a Texas
                                    corporation

                          ARTHUR ANDERSEN LLP



                 Report of Independent Public Accountants
                 ----------------------------------------



To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month, six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 31, 1995 (except with respect to certain matters discussed in Notes 2, 3, 7 and 13 to the consolidated financial statements as to which the date is June 9, 1995), we expressed an unqualified opinion on those statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  Arthur Andersen LLP

Detroit, Michigan,
     August 9, 1995.


                                                CMS Energy Corporation
                                           Consolidated Statements of Income
                                                      (Unaudited)


                                                  Three Months Ended   Six Months Ended  Twelve Months Ended
                                                       June 30             June 30             June 30
                                                    1995      1994      1995      1994      1995      1994
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                $  543    $  549    $1,083    $1,094    $2,179    $2,193
  Gas utility                                        197       183       679       711     1,119     1,184
  Oil and gas exploration and production              26        20        60        38       107        76
  Independent power production                        23         9        46        17        75        28
  Natural gas transmission, storage and marketing     43        36        81        78       147       147
  Other                                                5         -         7         1        10         4
                                                  ----------------------------------------------------------
      Total operating revenue                        837       797     1,956     1,939     3,637     3,632
                                                  ----------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                      67        70       134       150       290       302
    Purchased power - related parties                121       118       245       240       487       486
    Purchased and interchange power                   47        55        83        97       148       192
    Cost of gas sold                                 135       123       443       495       733       815
    Other                                            164       154       326       298       653       610
                                                  ----------------------------------------------------------
      Total operation                                534       520     1,231     1,280     2,311     2,405
  Maintenance                                         45        49        91        92       191       199
  Depreciation, depletion and amortization            92        84       206       187       398       372
  General taxes                                       42        36        98        97       184       184
                                                  ----------------------------------------------------------
      Total operating expenses                       713       689     1,626     1,656     3,084     3,160
                                                  ----------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                    83        86       170       174       330       326
  Gas utility                                         17        18       108       102       142       155
  Oil and gas exploration and production               7         2        22         4        26        (1)
  Independent power production                        13         3        26         5        42         6
  Natural gas transmission, storage and marketing      3         3         6         6        10         9
  Other                                                1        (4)       (2)       (8)        3       (23)
                                                  ----------------------------------------------------------
      Total pretax operating income                  124       108       330       283       553       472

INCOME TAXES                                          25        24        79        71       112        98
                                                  ----------------------------------------------------------
NET OPERATING INCOME                                  99        84       251       212       441       374
                                                  ----------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Income from contractual arrangements (MCV Bonds)     -         -         -         -         -        16
  Accretion income                                     3         4         6         7        12        13
  Accretion expense (Note 2)                          (8)       (9)      (16)      (18)      (32)      (36)
  Other income taxes, net                              3         5         5         7         9        10
  Other, net                                           3         1         7         6        17        14
                                                  ----------------------------------------------------------
      Total other income                               1         1         2         2         6        17
                                                  ----------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                          57        47       113        93       212       196
  Other interest                                       4         3         9         6        22        19
  Capitalized interest                                (1)       (2)       (2)       (3)       (5)       (6)
  Preferred dividends                                  7         7        14        10        28        15
                                                  ----------------------------------------------------------
      Net fixed charges                               67        55       134       106       257       224
                                                  ----------------------------------------------------------
NET INCOME                                        $   33    $   30    $  119    $  108    $  190    $  167
                                                  ==========================================================
AVERAGE COMMON SHARES OUTSTANDING                     88        86        87        86        87        84
                                                  ==========================================================
EARNINGS PER AVERAGE COMMON SHARE                 $  .37    $  .35    $ 1.36    $ 1.27    $ 2.19    $ 1.99
                                                  ==========================================================
DIVIDENDS DECLARED PER COMMON SHARE               $  .21    $  .18    $  .42    $  .36    $  .84    $  .72
                                                  ==========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

/TABLE


                                                CMS Energy Corporation
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)


                                                                 Six Months Ended        Twelve Months Ended
                                                                     June 30                   June 30
                                                                 1995        1994         1995         1994
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 119       $ 108        $ 190        $ 167
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $24, $24,
          $49 and $48, respectively)                              206         187          398          372
        Capital lease and other amortization                       19          14           42           28
        Debt discount amortization                                 16          19           34           38
        Deferred income taxes and investment tax credit            57          50           63           54
        Accretion expense                                          16          18           32           36
        Accretion income - abandoned Midland project               (6)         (7)         (12)         (13)
        MCV power purchases - settlement (Note 2)                 (70)        (45)        (112)         (82)
        Other                                                     (23)         (7)         (38)         (11)
        Changes in other assets and liabilities                    47         107          (48)         (56)
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               381         444          549          533
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (436)       (268)        (743)        (584)
  Investments in nuclear decommissioning trust funds              (24)        (24)         (49)         (48)
  Investments in partnerships and unconsolidated subsidiaries     (20)        (24)         (49)        (108)
  Cost to retire property, net                                    (19)        (14)         (43)         (33)
  Deferred demand-side management costs                            (4)         (4)          (9)         (28)
  Proceeds from sale of property                                    1           1           20            2
  Proceeds from MCV Bonds                                           -           -            -          322
  Sale of subsidiary                                                -           -            -          (14)
  Other                                                            (6)         (3)          (8)          (6)
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (508)       (336)        (881)        (497)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans, notes and bonds                       162         122          741          718
  Issuance of common stock                                         39          17           52          149
  Issuance of preferred stock                                       -         193            -          193
  Payment of common stock dividends                               (37)        (31)         (73)         (61)
  Increase (decrease) in notes payable, net                       (30)       (130)         180         (112)
  Payment of capital lease obligations                            (19)        (12)         (42)         (24)
  Retirement of bonds and other long-term debt                    (13)       (147)        (145)        (740)
  Repayment of bank loans                                          (9)       (102)        (380)        (203)
  Retirement of common stock                                        -          (1)          (1)          (4)
                                                                ------      ------       ------       ------
          Net cash provided by (used in) financing activities      93         (91)         332          (84)
                                                                ------      ------       ------       ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS    (34)         17            -          (48)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           79          28           45           93
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  45       $  45        $  45        $  45
                                                                ======      ======       ======       ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                              Consolidated Balance Sheets


                                                                       June 30                     June 30
                                                                         1995      December 31       1994
                                                                     (Unaudited)       1994      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $5,899        $5,771        $5,598
  Gas                                                                    2,146         2,102         2,025
  Oil and gas properties (full-cost method)                                992           934           899
  Other                                                                     56            61            70
                                                                        -----------------------------------
                                                                         9,093         8,868         8,592
  Less accumulated depreciation, depletion and amortization              4,493         4,299         4,171
                                                                        -----------------------------------
                                                                         4,600         4,569         4,421
  Construction work-in-progress                                            264           245           266
                                                                        -----------------------------------
                                                                         4,864         4,814         4,687
                                                                        -----------------------------------
INVESTMENTS
  Independent power production                                             286           152           121
  First Midland Limited Partnership (Note 2)                               221           218           215
  Midland Cogeneration Venture Limited Partnership (Note 2)                 90            74            67
  Other                                                                     59            56            44
                                                                        -----------------------------------
                                                                           656           500           447
                                                                        -----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                               45            79            45
  Accounts receivable and accrued revenue, less
    allowances of $4, $5 and $4, respectively (Note 7)                     169           156           160
  Inventories at average cost
    Gas in underground storage                                             155           235           160
    Materials and supplies                                                  79            75            78
    Generating plant fuel stock                                             34            37            26
  Trunkline settlement                                                      30            30            30
  Deferred income taxes                                                     27            34            19
  Prepayments and other                                                    111           186           124
                                                                        -----------------------------------
                                                                           650           832           642
                                                                        -----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                                  475           484           499
  Nuclear decommissioning trust funds                                      262           213           191
  Abandoned Midland project (Note 3)                                       139           147           155
  Trunkline settlement                                                      40            55            70
  Other                                                                    402           339           318
                                                                        -----------------------------------
                                                                         1,318         1,238         1,233
                                                                        -----------------------------------
TOTAL ASSETS                                                            $7,488        $7,384        $7,009
                                                                        ===================================







                                                                       June 30                     June 30
                                                                         1995      December 31       1994
                                                                     (Unaudited)       1994      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (Note 7)
  Common stockholders' equity                                           $1,229        $1,107        $1,058
  Preferred stock of subsidiary                                            356           356           356
  Long-term debt                                                         2,748         2,709         2,407
  Non-current portion of capital leases                                    109           108           124
                                                                        -----------------------------------
                                                                         4,442         4,280         3,945
                                                                        -----------------------------------




CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     181            64           262
  Notes payable                                                            309           339           129
  Accounts payable                                                         197           194           175
  Accrued taxes                                                            147           216           141
  MCV power purchases - settlement (Note 2)                                 95            95            82
  Accounts payable - related parties                                        50            50            39
  Accrued interest                                                          40            40            38
  Accrued refunds                                                           30            25            41
  Other                                                                    166           198           188
                                                                        -----------------------------------
                                                                         1,215         1,221         1,095
                                                                        -----------------------------------




NON-CURRENT LIABILITIES
  Deferred income taxes                                                    621           582           556
  Postretirement benefits                                                  553           550           560
  MCV power purchases - settlement (Note 2)                                269           324           363
  Deferred investment tax credits                                          176           181           186
  Trunkline settlement                                                      40            55            70
  Regulatory liabilities for income taxes, net                              33            16            16
  Other                                                                    139           175           218
                                                                        -----------------------------------
                                                                         1,831         1,883         1,969
                                                                        -----------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)



TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $7,488        $7,384        $7,009
                                                                        ===================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                Consolidated Statements of Common Stockholders' Equity
                                                      (Unaudited)


                                       Three Months Ended        Six Months Ended      Twelve Months Ended
                                             June 30                 June 30                 June 30
                                         1995        1994        1995        1994        1995        1994
                                                                                               In Millions
COMMON STOCK
  At beginning and end of period       $    1      $    1      $    1      $    1      $    1      $    1
                                       -------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                1,734       1,684       1,701       1,672       1,688       1,543
  Common Stock reacquired                   -           -           -          (1)         (1)         (4)
  Common Stock issued                       6           4          39          17          52         149
  Common Stock reissued                     -           -           -           -           1           -
                                       -------------------------------------------------------------------
    At end of period                    1,740       1,688       1,740       1,688       1,740       1,688
                                       -------------------------------------------------------------------
REVALUATION CAPITAL
  At beginning of period                    1           1           -           -          (1)          -
  SFAS 115 - unrealized loss,
    net of tax                              -          (2)          1          (1)          2          (1)
                                       -------------------------------------------------------------------
    At end of period                        1          (1)          1          (1)          1          (1)
                                       -------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                 (527)       (644)       (595)       (707)       (630)       (736)
  Net income (loss)                        33          30         119         108         190         167
  Common stock dividends declared         (19)        (16)        (37)        (31)        (73)        (61)
                                       -------------------------------------------------------------------
    At end of period                     (513)       (630)       (513)       (630)       (513)       (630)
                                       -------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY      $1,229      $1,058      $1,229      $1,058      $1,229      $1,058
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

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three, six and twelve month periods ended June 30, 1995, equity earnings were $14 million, $28 million and $52 million, respectively and $4 million, $10 million and $18 million for the three, six and twelve month periods ended June 30, 1994.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. At June 30, 1995, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' annual obligation for purchase of contract capacity from the MCV Partnership under the PPA increased to its maximum amount of 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity. Capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs but the MPSC would determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. At the request of the MPSC, the MCV Partnership confirmed that it did not object to the Settlement Order. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals.

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

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries were $46 million for the six months ended June 30, 1995. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its future after-tax cash underrecoveries, and possible losses for 1995 and the next four years if none of the additional capacity is sold, are shown in the table below.

                                                 After-tax, In Millions
                                   1995    1996    1997    1998    1999

Expected cash underrecoveries       $72     $56     $55     $ 8     $ 9

Possible additional
 underrecoveries and losses (a)     $20     $20     $22     $72     $72

(a) If unable to sell any capacity above the MPSC's authorized level.

At June 30, 1995 and December 31, 1994, the after-tax present value of the Settlement Order liability totaled $236 million and $272 million, respectively. The reduction in the liability reflects after-tax cash underrecoveries of $46 million, partially offset by after-tax accretion expense of $10 million. The undiscounted after-tax amount associated with the liability totaled $638 million at June 30, 1995.

Consumers and the MCV Partnership engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. In July 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to additional amounts.

In 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility. Additionally, in 1995, Consumers paid $15 million to terminate a power purchase agreement with a proposed 44 MW wood and chipped-tire facility. Consumers plans to seek MPSC approval to substitute less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. This proposed substitution of capacity would start in late 1996, the year the coal-fired cogeneration facility was scheduled to begin operations. The capacity substitution represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for similar facilities. As a result, Consumers has recorded a regulatory asset of $45 million, which it believes will ultimately be recoverable in rates. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of capacity substitution as part of the five year forecast included in the plan case. Although recovery of the costs relating to the substitution was not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for substituting capacity absent a competitive bid is unlikely to be approved. Consumers has filed exceptions to the ALJ's recommendation. If the MPSC adopts the ALJ's recommendation, the regulatory asset may be required to be reduced.

MCV-related PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. The MPSC confirmed the recovery of certain MCV-related costs as part of the 1993 and 1994 plan case orders. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.

As part of its decision in the 1993 PSCR reconciliation case issued February 23, 1995, the MPSC allocated a portion of the costs related to purchases from the MCV to non-jurisdictional customers, reducing the amount allowed for recovery from PSCR customers. Consumers believes this is inconsistent with the terms of the Settlement Order and has appealed the February 23 order on this issue.


3:   Rate Matters

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. In late 1994, Consumers filed a request with the MPSC which could further increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes a proposed increase in Consumers' authorized rate of return on equity to 13 percent from the current 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. Consumers requested that the MPSC eliminate subsidization of residential rates in a two-step adjustment, eliminate all DSM expenditures after April 1995 (see Electric DSM) and allow recovery of all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington (see Note 4).

In response to Consumers' requested rate increase, the MPSC staff initially recommended a final annual increase of $45 million to Consumers' base rates, as well as suggested several options for cost recovery of 325 MW of MCV capacity. However, on motions filed by ABATE and the Attorney General, the ALJ struck portions of the MPSC staff's testimony relating to the cost of this capacity and the MPSC staff subsequently withdrew several other portions of its testimony. In May 1995, the MPSC affirmed the ALJ's decision to strike the MPSC staff's testimony and stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. Consumers has filed a petition for rehearing of this order with the MPSC.

In June 1995, briefs and reply briefs were filed by all parties in this case. Consumers presented one of its previously filed positions, which assumes retaining certain customers subject to competition and serving these customers from jurisdictional sources, as well as from the uncommitted MCV capacity. If this position is adopted, Consumers' retail electric base rates would increase by $93 million, with a corresponding increase in PSCR revenues of $52 million. The MPSC staff recommended a $43 million increase in Consumers' base rates. This position reflects a different sales forecast than Consumers', as well as a 12- percent return on equity and a lower equity ratio than that included in Consumers' proposed capital structure. The MPSC staff also recommends the elimination of all rate subsidization by primary customers, which include industrial and large commercial customers. In August 1995, the ALJ issued a proposal for decision in this case that recommends a $46 million rate increase. The ALJ generally adopted the MPSC staff's position with adjustments to the MPSC staff's sales forecast and equity ratios. The ALJ also recommended the elimination of rate subsidization.

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

Abandoned Midland Project: In 1991, the MPSC ordered partial recovery of the abandoned Midland project and Consumers began collecting $35 million pretax annually for the next 10 years. In December 1994, the Court of Appeals upheld the MPSC orders allowing recovery of the abandoned investment. Consumers, ABATE and the Attorney General have filed applications for leave to appeal this decision with the Michigan Supreme Court. Management cannot predict the outcome of this issue.

Electric DSM: In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to continue certain DSM programs ($30 million annually) in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from customers in accordance with an MPSC accounting order. The unamortized balance of deferred costs totaled $70 million at June 30, 1995. During 1994, Consumers recognized $11 million in incentive revenue related to an earlier DSM program approved by the MPSC. In June 1995, the MPSC authorized Consumers to collect the $11 million incentive for past program performance. As part of the same order, the MPSC authorized Consumers to discontinue future DSM program expenditures and ceased all new program funding.

PSCR Issues: In February 1995, the MPSC issued a final order in the 1993 PSCR reconciliation proceeding that addressed the extended refueling and maintenance outage at Palisades in 1993. The order disallowed $4 million of replacement power costs. Consumers accrued a loss for this issue in 1994.

Gas Rates: In 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits against 1994 earnings. The agreement was reached in response to a claim that gas utility business earnings for 1993 were excessive. This charge against earnings partially offsets savings related to reduced state property taxes. The agreement also provides for an additional $4 million of postretirement benefit costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers filed a gas rate case in December 1994. Consumers requested an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of 13.25 percent. In June 1995, the MPSC staff filed its position in this case, recommending an $11 million rate decrease. The MPSC staff's recommendation included a lower rate base, a lower return on common equity, a revised capital structure and a lower operating cost forecast than Consumers had projected. Consumers expects an MPSC decision in early 1996.

GCR Issues: In 1993, the MPSC provided that the price payable to certain intrastate gas producers by Consumers be reduced. As a result, Consumers was not allowed to recover $13 million of costs. Consumers accrued a loss prior to 1993 in excess of the disallowed amount. In March 1995, management concluded that the intrastate producers' pending appeals of the MPSC order would not be successful and accordingly reversed $23 million (pretax) of the previously accrued loss, which represented the portion in excess of the disallowed amount. In June 1995, the Court of Appeals affirmed the MPSC's prior decision. The producers have filed a motion for rehearing with the Court of Appeals.

In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute with certain intrastate producers. The ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three agreements at issue. The ALJ also found that the market based pricing provision required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and filed exceptions to the proposal for decision for the MPSC's consideration. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchased under these agreements will not be effective prior to such MPSC order. If the producers pursue a court action for amounts owed for previously purchased gas, Consumers could be liable for as much as $44 million (excluding any interest) under the producers' theories. Consumers believes the producers' position is without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

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

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At June 30, 1995, Consumers has accrued a liability for its estimated losses. Consumers and CMS Energy believe that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites and the DNR has approved three of four plans submitted by Consumers. The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites, since there is limited knowledge of manufactured gas plant contamination at these sites at this time. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At June 30, 1995, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recoverable in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC has approved similar deferred accounting requests by several other similar Michigan utilities relative to investigation and remedial action costs. In June 1995, as part of Consumers' rate case, the MPSC staff recommended that the MPSC adopt the same accounting and cost recovery previously provided to other Michigan utilities. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

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

Capital Expenditures: CMS Energy estimated capital expenditures, including investment in unconsolidated subsidiaries and new lease commitments, of $1,054 million for 1995, $754 million for 1996 and $644 million for 1997. Capital expenditures for 1995 include approximately $201 million for acquisitions which commenced in 1994 but did not close until 1995.

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

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At June 30, 1995, Consumers had 70 separate stray voltage lawsuits pending.

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


5:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. Subsequently, the Attorney General and certain other parties attempted to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected these allegations and upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied National Environmental Policy Act requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. In June 1995, the U.S. Supreme Court refused to hear an appeal of this decision as requested by the Attorney General and other parties. As of June 30, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In the latter part of 1995, Consumers plans to unload and replace one of the loaded casks. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers stores low-level waste at its nuclear plant sites. Recently, a site in South Carolina announced that it would be available for accepting low-level waste. Consumers plans to begin shipping its low-level waste to this site in the third quarter of 1995.

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

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended June 30 were:

                                                            In Millions
                                 Six Months Ended   Twelve Months Ended
                                   1995      1994        1995      1994
                                   ----      ----        ----      ----
Cash transactions
  Interest paid (net of
   amounts capitalized)            $100      $ 77        $185      $170
  Income taxes paid
   (net of refunds)                  19        20          35        16

Non-cash transactions
  Nuclear fuel placed
   under capital lease             $ 23      $  3        $ 42      $  8
  Other assets placed
   under capital leases               2         7          10        16
  Assumption of debt                 12         -           -         -


7:   Capitalization and Other

CMS Energy

On March 21, 1995, CMS Energy received shareholders' approval to amend its Articles of Incorporation and authorize a new class of Common Stock of CMS Energy, designated Class G Common Stock which reflects the separate performance of the gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage (such businesses, collectively, will be attributed to the "Consumers Gas Group"). The existing CMS Energy Common Stock continues to be outstanding and is intended to reflect the performance of all of the businesses of CMS Energy and its subsidiaries, including the business of the Consumers Gas Group, except for the interest in the Consumers Gas Group attributable to the outstanding shares of the Class G Common Stock.

Prior to the approval of the amendment to the Articles of Incorporation on March 21, 1995, CMS Energy was permitted to issue up to 250 million shares of common stock at $.01 par value and up to 5 million shares of preferred stock at $.01 par value. The filing of the Restated Articles of Incorporation with the Michigan Department of Commerce increased the number of authorized shares of capital stock from 255 million shares to 320 million shares consisting of 250 million shares of CMS Energy Common Stock, par value $.01 per share, 60 million shares of Class G Common Stock, no par value, and 10 million shares of Preferred Stock, par value $.01 per share.

CMS Energy filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities encompassing Common Stock of CMS Energy (including Class G Common Stock), Preferred Stock of CMS Energy or a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy. CMS Energy continually evaluates the capital markets and may offer such securities from time to time, at terms to be determined at or prior to the time of the sale. In July 1995, under such shelf registration statement, CMS Energy received net proceeds of approximately $116 million from the issuance of 7 million shares of Class G Common Stock at a price to the public of $17.75 per share representing 21.875% of the common stockholder's equity value attributed to the Consumers Gas Group. All of the proceeds will be invested in the businesses and used for general corporate purposes of CMS Energy. Initially, such proceeds were used to repay a portion of CMS Energy's indebtedness under the Credit Facility, none of which is attributable to the Consumers Gas Group. On August 9, 1995 CMS Energy received notification that underwriters intend to exercise their option and purchase an additional 520,000 shares of CMS Energy Class G Common Stock at a price to the public of $17.75 per share for the purpose of covering overallotments related to the July 1995 initial public offering. This issuance of the additional shares will increase the common stockholder's equity value attributed to the Consumers Gas Group represented by the outstanding shares of Class G Common Stock to 23.5%.

Earnings (Loss) attributable to CMS Energy Class G Common Stock on a per share basis will be determined based on 23.5% of the earnings of the Consumers Gas Group, which reflects the intent of the Board of Directors that the earnings and financial condition of the Consumers Gas Group be the primary basis for determining dividends to be paid on the Class G Common Stock. Stockholders of Class G Common Stock have no direct rights in the equity or assets of the Consumers Gas Group, but rather have rights in the equity and assets of CMS Energy as a whole.

In the sole discretion of its Board of Directors, dividends will be paid exclusively to the holders of Class G Common Stock, exclusively to the holders of CMS Energy Common Stock, or to the holders of both classes in equal or unequal amounts. Dividends on the Class G Common Stock are paid at the discretion of the Board of Directors based primarily upon the earnings and financial condition of the Consumers Gas Group, and to a lessor extent, CMS Energy as a whole. It is the Board of Directors' current intention that the declaration or payment of dividends with respect to the Class G Common Stock will not be reduced, suspended or eliminated as a result of factors arising out or relating to the electric utility business or the non-utility businesses of CMS Energy unless such factors also require, in the Board of Directors' sole discretion, the omission of the declaration or reduction in payment of dividends on both the CMS Energy Common Stock and the Class G Common Stock.

In July 1995, the Board of Directors declared a quarterly dividend of 28 cents per share ($1.12 per share on an annual basis) on Class G Common Stock.

Consumers Power

Debt

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. At June 30, 1995, Consumers had an unsecured $470 million facility and unsecured, committed lines of credit aggregating $185 million that are used to finance seasonal working capital requirements. At June 30, 1995 and 1994, Consumers had a total of $309 million and $129 million outstanding under these facilities, respectively. In July 1995, Consumers signed a new four-year, unsecured working capital facility in an aggregate amount of $425 million replacing the $470 million facility which expired by its own terms.

Other

Consumers has an established $500-million trade receivables purchase and sale program. At June 30, 1995, receivables sold under the agreement totaled $190 million compared with $205 million at June 30, 1994.
Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In April 1995, the MPSC issued an order authorizing Consumers to issue and sell up to $300 million of intermediate and/or long-term debt and $100 million of preferred stock or subordinate debentures.

CMS NOMECO

In February 1995, CMS Energy acquired Walter International, Inc., a Houston-based independent oil company, for approximately $46 million subject to post-closing adjustments. Walter was merged with a wholly-owned subsidiary of CMS NOMECO. In connection with the acquisition, CMS NOMECO delivered $24 million of CMS Energy common stock and assumed $12 million of project financing debt.

CMS NOMECO's existing revolving bank credit line, which converts to term loans from November 1996 through November 1999, was increased from $110 million at December 31, 1994 to $130 million at June 30, 1995. $82 million of revolving credit debt was outstanding at a weighted average interest rate of 7.36 percent at June 30, 1995.

Senior serial notes amounting to $28 million, with a weighted average interest rate of 9.4 percent, are outstanding from a private placement.
On July 6, 1995 CMS NOMECO notified the senior serial note-holders that it intends to prepay entirely the note balances. The notes will be retired with available proceeds from the bank credit line.

CMS Generation

In January 1995, CMS Generation entered into a one-year $118 million bridge credit facility, for the acquisition of HYDRA-CO. CMS Energy is currently evaluating permanent financing options. Also in connection with the acquisition of HYDRA-CO, CMS Generation, is guaranteeing a letter of credit reimbursement obligation of $48 million.

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

On March 21, 1995, CMS Energy received shareholders' approval to amend its Articles of Incorporation and authorize a new class of Common Stock of CMS Energy, designated Class G Common Stock which reflects the separate performance of the gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage (such businesses, collectively, will be attributed to the "Consumers Gas Group"). The existing CMS Energy Common Stock continues to be outstanding and is intended to reflect the performance of all of the businesses of CMS Energy and its subsidiaries, including the business of the Consumers Gas Group, except for the interest in the Consumers Gas Group attributable to the outstanding shares of the Class G Common Stock.

Prior to the approval of the amendment to the Articles of Incorporation on March 21, 1995, CMS Energy was permitted to issue up to 250 million shares of common stock at $.01 par value and up to 5 million shares of preferred stock at $.01 par value. The filing of the Restated Articles of Incorporation with the Michigan Department of Commerce increased the number of authorized shares of capital stock from 255 million shares to 320 million shares consisting of 250 million shares of CMS Energy Common Stock, par value $.01 per share, 60 million shares of Class G Common Stock, no par value, and 10 million shares of Preferred Stock, par value $.01 per share.

CMS Energy filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities encompassing Common Stock of CMS Energy (including Class G Common Stock), Preferred Stock of CMS Energy or a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy. CMS Energy continually evaluates the capital markets and may offer such securities from time to time, at terms to be determined at or prior to the time of the sale. In July 1995, under such shelf registration statement, CMS Energy received net proceeds of approximately $116 million from the issuance of 7 million shares of Class G Common Stock at a price to the public of $17.75 per share representing 21.875% of the common stockholder's equity value attributed to the Consumers Gas Group. All of the proceeds will be invested in the businesses and used for general corporate purposes of CMS Energy. Initially, such proceeds were used to repay a portion of CMS Energy's indebtedness under the Credit Facility, none of which is attributable to the Consumers Gas Group. On August 9, 1995 CMS Energy received notification that underwriters intend to exercise their option and purchase an additional 520,000 shares of CMS Energy Class G Common Stock at a price to the public of $17.75 per share for the purpose of covering overallotments related to the July 1995 initial public offering. This issuance of the additional shares will increase the common stockholder's equity value attributed to the Consumers Gas Group represented by the outstanding shares of Class G Common Stock to 23.5%.


Consolidated earnings for the quarters ended June 30, 1995 and 1994

Consolidated net income totaled $33 million or $.37 per share for the second quarter of 1995, compared to $30 million or $.35 per share for the second quarter of 1994. The increase in net income reflects the growth of the non-utility businesses, an increase in electric utility sales and gas utility deliveries, additional earnings reflecting improved operating results, and increased revenue from the May 1994 electric rate increase. This increase was offset, however, by the 1994 recognition of DSM incentive revenue, and higher depreciation and general tax expenses during 1995.


Consolidated earnings for the 6 months ended June 30, 1995 and 1994

Consolidated net income totaled $119 million or $1.36 per share for the six months ended June 30, 1995, compared to $108 million or $1.27 per share for the six months ended June 30, 1994. The increase in net income reflects increased electric utility sales, increased revenue from the May 1994 electric rate increase, reversal of a loss previously recorded for a gas contract contingency (see Note 3), and additional earnings reflecting growth and improved operating results of the nonutility businesses. Partially offsetting these increases were a decrease in gas utility deliveries, higher operating costs and the recognition of DSM incentive revenue in the second quarter of 1994.


Consolidated earnings for the 12 months ended June 30, 1995 and 1994

Consolidated net income totaled $190 million or $2.19 per share for the 12 months ended June 30, 1995, compared to $167 million or $1.99 per share for the 12 months ended June 30, 1994. The increase in net income reflects the growth of the non-utility businesses, the impact of the May 1994 electric rate increase, higher electric utility kWh sales and the reversal of losses previously recorded for gas contingencies, partially offset by lower gas utility deliveries, the recognition of DSM incentive revenue in the 1994 period, and higher operating costs and depreciation.


Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its principal subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.
CMS Energy's consolidated cash from operations continues to primarily reflect Consumers' sale and transportation of natural gas and the generation, sale and transmission of electricity and from CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations for the first six months of 1995 primarily reflects Consumers' increased electric sales and increased electric rates which were approved by the MPSC in mid-1994, offset by Consumers' greater underrecoveries of power costs associated with purchases from the MCV.

Financing and Investing Activities: Capital expenditures, including assets placed under capital lease, deferred DSM costs and investment in unconsolidated subsidiaries totaled $485 million for the first six months of 1995 compared with $306 million for the first six months of 1994.
These amounts primarily represent CMS Energy's continued expansion of the non-utility business segments, and capital investments in the electric and gas utility business units. Capital expenditures for 1995 include requirements of $201 million for acquisitions which commenced in 1994 but did not close until 1995. CMS Energy's expenditures for the second quarter of 1995 for its utility and non-utility businesses were $204 million and $281 million, respectively.

In January 1995, CMS Energy paid $18 million in cash dividends to CMS Energy shareholders. An $19 million dividend was also paid to CMS Energy shareholders in May 1995. In the second quarter of 1995, Consumers declared and paid a $70 million common dividend to CMS Energy from its first quarter earnings.

In July 1995 CMS Energy issued 7 million shares of Class G Common Stock. The net proceeds of $116 million will be invested in the businesses and used for the general corporate purposes of CMS Energy. Initially, such proceeds were be used to repay a portion of CMS Energy's indebtedness under the Credit Facility, which at July 31, 1995 had $174 million principal amount outstanding with an annual interest rate of 7.7 percent.

In July 1995, the Board of Directors declared a quarterly dividend of 28 cents per share ($1.12 cents per share on an annual basis) on Class G Common Stock and a quarterly dividend of 24 cents per share ($.96 on an annual basis) on CMS Energy Common Stock.

Financing and Investing Outlook: CMS Energy estimates that capital expenditures, including new lease commitments, will total approximately $2.5 billion for the years 1995 through 1997. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Additionally, CMS Energy will continue to evaluate capital markets in 1995 as a potential source of financing its subsidiaries' investing activities.


                                                               In Millions
Years Ended December 31                           1995      1996      1997
                                                  ----      ----      ----

Electric utility                                  $330      $297      $250
Gas utility                                        129       119       101
Oil and gas exploration and production (a)         188       120       135
Independent power production (b)                   222       151        85
Natural gas pipeline, storage and marketing        185        67        73
                                                  ----      ----      ----
                                                $1,054      $754      $644
                                                ======      ====      ====

(a)(b) 1995 capital expenditures include requirements of approximately
(a)$46 million and (b)$155 million for acquisitions which commenced in 1994 but did not close until 1995.

At June 30, 1995, Consumers had several available sources of credit including unsecured, committed lines of credit totaling $185 million and a $470 million unsecured working capital facility. In July 1995, Consumers signed a new four-year, unsecured working capital facility in an aggregate amount of $425 million replacing the $470 million facility, which expired by its own terms. Consumers also has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million.

Consumers is continuing efforts toward its goal of increasing the equity portion of its capital structure. In the current gas rate case, the MPSC staff has suggested that Consumers temporarily suspend paying cash dividends to CMS Energy in lieu of CMS Energy making a direct equity infusion of cash into Consumers. Accordingly, CMS Energy is considering using this method to accomplish a planned equity investment in 1995. Any reduction in cash dividends from Consumers as a result of this action will be offset by a reduction in the cash outflows for potential equity infusions from CMS Energy to Consumers.


Electric Utility Results of Operations

Electric Pretax Operating Income for the quarters ended June 30, 1995 and 1994: During the second quarter of 1995, electric pretax operating income decreased $3 million from the 1994 level. This reduction resulted primarily from the 1994 recognition of DSM incentive revenue and increases in depreciation and general tax expenses during the 1995 period. Partially offsetting the net decrease was higher electric kWh sales (see Electric Sales section), a decrease in other operating expenses, and the positive impact of the May 1994 electric rate increase.

Electric Pretax Operating Income for the six months ended June 30, 1995 and 1994: Electric pretax operating income for the six months ended June 30, 1995 decreased $4 million from the comparable 1994 period. This decrease primarily reflects the 1994 recognition of DSM incentive revenue, and higher operating expenses, depreciation and general taxes during 1995. The decrease was partially offset by increased electric kWh sales (see Electric Sales section) and the impact of the May 1994 electric rate increase, which included the recovery of higher postretirement benefit costs.

Electric Pretax Operating Income for the 12 months ended June 30, 1995 and 1994: The $4 million improvement in electric pretax operating income for the 12 months ended June 30, 1995 compared with the corresponding 1994 level is primarily the result of the impact of the May 1994 electric rate increase, which included the recovery of the higher postretirement benefit costs, and increased electric kWh sales (see Electric Sales section), which contributed $38 million and $17 million, respectively. These increases were partially offset by higher operating costs and depreciation, along with the impact of the 1994 recognition of DSM incentive revenue.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended June 30:

                                                              In Millions
                                        Impact on Pretax Operating Income

                         Quarter ended Six months ended 12 months ended 1995 compared 1995 compared 1995 compared
                             with 1994         with 1994        with 1994

Sales                              $ 8               $ 9              $17
Rate increases and
 other regulatory issues            (6)                5               24
O&M, general taxes
 and depreciation (a)               (5)              (18)             (37)
                               -------           -------           ------
    Total change                   $(3)              $(4)             $ 4
                               =======           =======           ======

(a) Includes $11 million and $29 million of increased postretirement benefit costs for the six month and 12 month comparative periods, respectively.

Electric Sales:  Electric sales during the second quarter of 1995 totaled
8.5 billion kWh, a 2.6 percent increase from 1994 levels. The increase occurred in all customer classes. Consumers' electric sales have benefited from improved employment and other economic conditions.
Electric sales during the six months ended June 30, 1995 totaled 17.2 billion kWh, a 2.0 percent increase from 1994 levels. This increase reflects continued strength in the industrial and commercial sectors, somewhat offset by weather impacts. During the six months ended 1995 period, commercial and industrial sales increased 3.3 percent and 4.2 percent respectively, while residential sales showed a slight decrease. Electric sales during the 12 months ended June 30, 1995 totaled 34.8 billion kWh, a 3.4 percent increase from 1994 levels. During the 12 months ended 1995 period, commercial and industrial sales increased 2.7 percent and 5.2 percent respectively, while residential sales showed a slight decrease from 1994 levels. The industrial segments of chemicals and transportation equipment accounted for the largest share of the growth in industrial kWh sales.

Power Costs: Power costs for the three month period ended June 30, 1995 totaled $235 million, an $8 million decrease from the corresponding 1994 period. This decrease primarily reflects increased generation at Consumers' nuclear power plants and a corresponding reduction in generation at the more costly oil- and coal-fired plants. Power costs for the six month period ended June 30, 1995 totaled $462 million, a $25 million decrease from the corresponding 1994 period. Power costs for the 12 month period ended June 30, 1995 totaled $925 million, a $55 million decrease from the corresponding 1994 period.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership increased to 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $46 million for the first six months of 1995. Estimated future after-tax cash underrecoveries, and possible losses for 1995 and the next four years if none of the additional capacity is sold, are shown in the table below.

                                               After-tax, In Millions
                                         1995  1996  1997  1998  1999
                                         ----  ----  ----  ----  ----

Expected cash underrecoveries             $72   $56   $55   $ 8   $ 9

Possible additional underrecoveries
 and losses (a)                           $20   $20   $22   $72   $72

(a) If unable to sell any capacity above the MPSC's authorized level.

Consumers and the MCV Partnership engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. In July 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to additional amounts.

In July 1994 and February 1995, Consumers terminated power purchase agreements with a 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. Consumers plans to seek MPSC approval to substitute 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of capacity substitution as part of the five year forecast included in the plan case. Although recovery of the costs relating to the substitution was not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for substituting capacity absent a competitive bid is unlikely to be approved. Consumers has filed exceptions to the ALJ's recommendation. For further information, see Note 2.

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. Consumers filed a request with the MPSC in late 1994, to further increase its retail electric rates. As part of this case, in May 1995, the MPSC stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. In August 1995, the ALJ recommended a final annual rate increase of $46 million. For further information regarding Consumers' request and the staff's recommendation, see Note 3.

Additionally, in January 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. In April 1995, the MPSC staff's filing did not support Consumers' requested increase in depreciation expense, but instead proposed a decrease of $24 million. In addition, the MPSC staff also did not support the reallocation of plant investment as proposed by Consumers but suggested several alternatives which could partially address this issue. A final order is expected in late 1995.

Special Rates: In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers, and that have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility, and allow use of MCV contract capacity above the level currently authorized by the MPSC, to respond to customers' alternative energy options. In May 1995, the MPSC issued an order stating that it has legal authority to approve a range of rates under which Consumers could negotiate prices with customers that have competitive energy alternatives. However, the MPSC dismissed from consideration, in this proceeding, the issues related to Consumers' proposed use of the additional 325 MW of MCV contract capacity to serve these customers. In June 1995, Consumers filed a petition for rehearing of this decision with the MPSC.

PSCR Matters: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. In February 1995, the MPSC issued a final order in the 1993 PSCR reconciliation, disallowing $4 million of replacement power costs related to the 1993 outage. Consumers accrued a loss for this issue in 1994.

Electric Conservation Efforts: Over the past few years, Consumers has participated in several MPSC-authorized DSM programs designed to encourage the efficient use of energy. During 1994, Consumers recognized $11 million in incentive revenue, related to Consumers' achievement of certain DSM program objectives approved by the MPSC in 1992. In June 1995, the MPSC issued an order that authorized Consumers to collect the full $11 million incentive. The MPSC also authorized Consumers to discontinue future DSM program expenditures and ceased all new program funding. For further information, see Note 3.

Electric Capital Expenditures: CMS Energy estimates capital expenditures, including deferred DSM costs and new lease commitments, related to Consumers electric utility operations of $330 million for 1995, $297 million for 1996 and $250 million for 1997. These amounts include an attributed portion of anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions will be recovered in rates.

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

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. Consumers has sought rehearing regarding a number of issues included in the order. Consumers does not expect this short-term experiment to have a material impact on its financial position or results of operations.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals, is a requirement that utilities provide open access to the domestic interstate transmission grid. Under the FERC's proposal, all utilities would be required to use these tariffs for their own wholesale sales of electric energy, and the utilities would be allowed the opportunity to recover wholesale stranded costs (including those applicable to municipalization situations).

Nuclear Matters: In 1994, Consumers filed a report with the NRC that included short- and long-term enhancements designed to improve performance at Palisades. The report was filed in response to an NRC-conducted diagnostic evaluation inspection that found certain deficiencies at the plant. Acceptable performance at Palisades will require continuing performance improvements and additional expenditures, which have been included in Consumers' total planned level of expenditures. The Systematic Assessment of Licensee Performance report issued by the NRC in June 1995 recognized some improvement in Palisades' performance.

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks had been pending. In January 1995, the U.S. Sixth Circuit Court of Appeals issued a decision, effectively allowing Consumers to continue using dry cask storage at Palisades. In June 1995, the U.S. Supreme Court refused to hear an appeal of this decision as requested by the Attorney General and other parties.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts. For further information regarding Palisades, see Note 5.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At June 30, 1995, Consumers had 70 separate stray voltage lawsuits pending. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations. For further information, see Note 4.


Consumers Gas Group Results of Operations

Gas Pretax Operating Income for the quarters ended June 30, 1995 and 1994:
During the second quarter of 1995, gas pretax operating income decreased $1 million from the 1994 level. The decreased pretax operating income reflects higher operating costs, depreciation and general taxes.
Partially offsetting this decrease was a 12.9 percent increase in gas deliveries (see Gas Deliveries section).

Gas Pretax Operating Income for the six months ended June 30, 1995 and 1994: The $6 million increase in gas pretax operating income for the six months ended June 30, 1995 compared with the same 1994 period reflects the reversal of a loss previously recorded for a gas contract contingency (see
Note 3), partially offset by lower gas deliveries (see Gas Deliveries section), higher gas operating costs and depreciation.

Gas Pretax Operating Income for the 12 months ended June 30, 1995 and 1994: The $13 million decrease in 1995 gas pretax operating income compared with 1994 reflects lower gas deliveries (see Gas Deliveries section) and higher operating costs, depreciation, and general taxes, partially offset by the reversal of losses previously recorded for gas contingencies. Increased operating costs included $14 million of postretirement benefit costs (see Note 3).

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended June 30:

                                                              In Millions
                                        Impact on Pretax Operating Income

                         Quarter ended Six months ended 12 months ended 1995 compared 1995 compared 1995 compared
                             with 1994         with 1994        with 1994

Deliveries                        $  5              $(14)            $(31)
Recovery of gas costs and
other regulatory issues              -                26               35
O&M, general taxes
 and depreciation                   (6)               (6)             (17)
                                 -----             -----            -----
    Total change                  $ (1)             $  6             $(13)
                                 =====             =====            =====

Gas Deliveries: During the second quarter of 1995, gas sales and gas transported, excluding transport to the MCV and off-system transportation, totaled 55.2 bcf, a 12.9 percent increase from the corresponding 1994 level. Gas sales and gas transported increased 4.0 bcf and 2.3 bcf, respectively, with the majority of the change attributable to increased usage. For the six months ended June 30, 1995, gas sales and gas transported for all customer classes totaled 223.8 bcf, a 9.7 percent decrease from the corresponding 1994 level. Gas sales decreased 9.7 bcf while transport deliveries increased 2.5 bcf. The decrease in firm sales occurred primarily due to warmer temperatures. For the 12 months ended June 30, 1995, gas sales and gas transported for all customer classes totaled 385.1 bcf, a 9.4 percent decrease from the corresponding 1994 level, reflecting record cold winter weather during the 12 months ended June 30, 1994 and a return to more normal weather during the 12 months ended June 30, 1995.

Cost of Gas Sold: The utility cost of gas sold for the second quarter of 1995 increased $9 million from the 1994 level. The utility cost of gas sold for the six months ended June 30, 1995 decreased $44 million from the 1994 level as a result of reduced deliveries and the reversal of gas contract loss contingency. The utility cost of gas sold for the 12 months ended June 30, 1995 decreased $70 million from the corresponding 1994 level which was also the result of reduced gas deliveries and the gas contract loss contingency reversal.


Consumers Gas Group Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates by $21 million. The requested increase in revenue reflects increased expenditures, including those associated with postretirement benefits, and proposes a 13 percent return on equity. In June 1995, the MPSC staff filed its position in this case, recommending an $11 million rate decrease. A final order from the MPSC is expected in early 1996. For further information regarding Consumers' current gas rate case, see Note 3.

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

GCR Issues: In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute with certain intrastate producers. The ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three agreements at issue. The ALJ also found that the market based pricing provision required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and will file exceptions to the proposal for decision for the MPSC's consideration. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchased under these agreements will not be effective prior to such an MPSC order. If the producers pursue a court action for amounts owed for previously purchased gas, Consumers could be liable for as much as $44 million (excluding any interest) under the producers' theories. Consumers believes the producers' position is without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

Gas Capital Expenditures: CMS Energy estimates capital expenditures, including new lease commitments, related to Consumers' gas utility operations of $129 million for 1995, $119 million for 1996 and $101 million for 1997. These amounts include an attributed portion of anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At June 30, 1995, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in December 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recovered in rates, prudent costs must be approved in a rate case. The MPSC has approved similar deferred accounting requests by several other Michigan utilities relative to investigation and remedial action costs. In June 1995, as part of Consumers' rate case, the MPSC staff recommended that the MPSC adopt the same accounting and cost recovery previously provided to other Michigan utilities. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 4.

Consumers Gas Group Outlook

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

Low Income Energy Assistance Program funding currently provides approximately $71 million in heating assistance to approximately 400,000 Michigan households, with approximately 18 percent of funds going to Consumers' customers. However, recent actions by the U. S. House of Representatives Committee on Appropriations has put restoration of funding for fiscal year 1996 at risk. Consumers is continuing vigorous efforts to maintain this funding.


Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three months ended June 30, 1995 increased $5 million from the same period in 1994, reflecting higher oil and gas sales volumes, partially offset by lower average market prices for oil and gas. Pretax operating income for the six and twelve months ended June 30, 1995 increased $18 million and $27 million, respectively over the comparable 1994 periods primarily due to gains from the assignment of gas supply contracts and higher sales volumes, partially offset by lower average market prices for oil and gas.

Capital Expenditures: In February 1995, CMS NOMECO closed on the acquisition of Walter for approximately $46 million, consisting of approximately $24 million of CMS Energy common stock and $22 million in both cash and assumed debt. Post-closing adjustments may result in the issuance of approximately $3 million of additional CMS Energy common stock. CMS NOMECO's acquisition of Walter added net production of 5,500 barrels per day in 1995 and proven reserves of approximately 20 million barrels of oil.

In June 1995, CMS NOMECO signed a letter of intent to purchase Terra Energy Ltd. for $54 million plus working capital. The acquisition will add about 81 billion cubic feet of proven gas reserves. A merger agreement is expected to be signed and closing to occur in the third quarter of 1995.

Other capital expenditures for the six months ended June 30, 1995 approximated $32 million, primarily for development of existing oil and gas reserves. These expenditures were made both domestically ($11 million) and internationally ($21 million), including $10 million in Ecuador development drilling and facilities construction.

CMS Energy currently plans to invest $443 million, including the Walter and Terra acquisitions, from 1995 to 1997 relating to its oil and gas exploration and production operations. These capital expenditures will be concentrated in North and South America and Africa.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three months ended June 30, 1995 increased $10 million, primarily reflecting higher capacity sales from the MCV partnership, as well as additional equity earnings by CMS Generation subsidiaries primarily due to additional electric generating capacity. Pretax operating income increased $21 million and $36 million for the six and twelve months ended June 30, 1995, respectively as compared to the comparable 1994 periods, primarily reflecting additional electric generating capacity and improved equity earnings and operating efficiencies.

Capital Expenditures: In January 1995, CMS Generation completed its acquisition of HYDRA-CO. CMS Generation purchased 100 percent of HYDRA-CO's stock for $207 million, including approximately $52 million of current assets. CMS Generation partially financed the acquisition with a one year $118 million bridge credit facility supplied by a consortium of four banks led by Union Bank of California. CMS Energy is currently evaluating permanent financing options. With the acquisition, CMS Generation assumed ownership in 735 MW of gross capacity and 224 MW of net ownership. CMS Generation will manage and operate eight plants previously managed by HYDRA-CO and will also assume construction management responsibility for a 60 MW diesel-fueled plant which has begun in Jamaica. The plant is scheduled to go into service in the third quarter of 1996.

The Moroccan government has selected a consortium of CMS Generation and Asea Brown Boveri Energy Ventures to exclusively negotiate a definitive agreement for the privatization and expansion of a Moroccan power plant. The privatization of the coal-fired Jorf Lasfar plant, Southwest of Casablanca, includes the transfer of possession and the right to operate two 330 MW generating units which are nearing completion, and the construction and operation of another two 330 MW units. The output of the plants will be sold to the Moroccan national utility. The total cost of the initial concession to operate the facilities and construct the two additional units will be in excess of $1.4 billion.

In April 1995, CMS Generation signed a letter of intent to divest its interest in the Argentine thermal electric generation plant, Centrales Termicas San Nicolas. The divestiture was completed early in the third quarter 1995, under which CMS Generation received securities, which contain an option to put, exercisable in fifteen years and was repaid for funds CMS Generation previously loaned to the plant.

CMS Energy currently plans to invest $458 million (including the HYDRA-CO acquisition) relating to its independent power production operations over the next three years. CMS Generation will pursue acquisitions and development of electric generating plants in the United States, Latin America, southern Asia and the Pacific Rim region.


Natural Gas Transmission, Storage and Marketing

Pretax Operating Income: Pretax operating income for the three and six months ended June 30, 1995 remained unchanged and for the twelve months ended June 30, 1995 increased $1 million, respectively over the same periods for 1994, reflecting earnings growth from existing and new gas pipeline and storage projects and gas marketed to end-users.

Capital Expenditures: Effective January 1, 1995, CMS Gas Transmission increased its ownership of The Antrim Limited Partnership to 100 percent by acquiring its partner's remaining 40 percent interest. Under a new agreement with MichCon, CMS Gas Transmission will provide a gas treating service for up to 260 MMcf/d of Antrim gas. CMS Gas Transmission currently plans to expand its existing 190 MMcf/d treating complex to accommodate new Antrim production. An additional $9 million facility will treat gas connected to a number of gathering lines including CMS Gas Transmission's South Chester gathering system and deliver gas to MichCon's Northern Michigan pipeline network.

In July 1995, CMS Gas Transmission was the successful bidder in acquiring a 25 percent ownership interest in TGN pipeline, for $142 million. TGN, which has current annual revenues of about $150 million, owns and operates 2600 miles of pipelines that provide natural gas transmission service to the northern and central parts of Argentina, with almost one billion cubic feet per day of existing pipeline capacity.

Also in July 1995, CMS Gas Transmission received final regulatory approval to construct, at a cost of $3 million, a 3.1 mile pipeline from its natural gas transmission system to an interconnection with an existing pipeline at the St. Clair River, south of Port Huron, Michigan.
Construction, which will commence in August 1995, is expected to be completed by November 1995. The pipeline will provide significantly increased gas supply flexibilities in the U.S. and Canada.

CMS Gas Transmission, through its 50 percent ownership in the SGP
Partnership, currently has three helium recovery plants under construction and scheduled to be in service by year-end. The total estimated capital cost for these three plants, located in Colorado and Kansas, is $12.5 million.

CMS Energy currently plans to invest $325 million over the next three years relating to its non-utility gas operations, continuing to pursue development of natural gas storage and gathering and pipeline operations both domestically and internationally. CMS Energy also plans to work toward the development of a Midwest "market center" for natural gas through strategic alliances and asset acquisition and development.


Other

Other Income: Other income for the 12 months ended June 30, 1995 decreased $11 million when compared with the corresponding 1994 period, reflecting the sale of the remaining MCV Bonds in December 1993 which eliminated the bond interest income.

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

In June 1995, the SEC released a staff report that recommended legislative options to Congress: 1) repeal PUHCA and strengthen the ability of the FERC and state regulators to obtain books and records, conduct audits and review affiliate transactions; 2) a repeal of PUHCA, without condition; or
3) amend PUHCA to give the SEC broader exemptive authority. The SEC staff stated that PUHCA was restrictive in many regards and may prevent companies from responding effectively to the changes now occurring in the utility industry. The SEC staff supported option 1 because it would achieve the benefits of unconditional repeal, while preserving the ability of states to protect consumers.

New Accounting Standard: In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes a portion of an asset's cost from a company's rate base. CMS Energy does not expect the application of this statement to have a material impact on its financial position or results of operations.

                          ARTHUR ANDERSEN LLP



               Report of Independent Public Accountants
               ----------------------------------------


To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month, six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of Consumers Power Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, common stockholder's equity and cash flows for the year then ended (not presented herein), and, in our report dated January 31, 1995 (except with respect to certain matters discussed in Notes 2, 3, 7 and 13 to the consolidated financial statements as to which the date is March 1, 1995), we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  Arthur Andersen LLP

Detroit, Michigan,
     August 9, 1995.

                                                Consumers Power Company
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                      Three Months Ended   Six Months Ended  Twelve Months Ended
                                                           June 30             June 30             June 30
                                                        1995      1994      1995      1994      1995      1994
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                            $  543    $  549    $1,083    $1,094    $2,179    $2,193
  Gas                                                    197       183       679       711     1,119     1,184
  Other                                                   10         2        21         3        33         6
                                                      ---------------------------------------------------------
      Total operating revenue                            750       734     1,783     1,808     3,331     3,383
                                                      ---------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                          67        70       134       150       290       302
    Purchased power - related parties                    121       118       245       240       487       486
    Purchased and interchange power                       47        55        83        97       148       192
    Cost of gas sold                                     102        93       383       427       617       687
    Other                                                139       137       276       262       574       533
                                                      ---------------------------------------------------------
     Total operation                                     476       473     1,121     1,176     2,116     2,200
  Maintenance                                             45        48        89        91       187       196
  Depreciation, depletion and amortization                79        74       181       169       347       324
  General taxes                                           41        34        95        94       179       179
                                                      ---------------------------------------------------------
      Total operating expenses                           641       629     1,486     1,530     2,829     2,899
                                                      ---------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                83        86       170       174       330       326
  Gas                                                     17        18       108       102       142       155
  Other                                                    9         1        19         2        30         3
                                                      ---------------------------------------------------------
      Total pretax operating income                      109       105       297       278       502       484

INCOME TAXES                                              28        26        85        79       125       126
                                                      ---------------------------------------------------------
NET OPERATING INCOME                                      81        79       212       199       377       358
                                                      ---------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  MCV Bond income                                          -         -         -         -         -        16
  Dividends from affiliates                                4         4         8         8        17        16
  Accretion income                                         3         4         6         7        12        13
  Accretion expense (Note 2)                              (8)       (9)      (16)      (18)      (32)      (36)
  Other income taxes, net                                  3         3         6         7        11        15
  Other, net                                               1         -         3         -         9         4
                                                      ---------------------------------------------------------
      Total other income                                   3         2         7         4        17        28
                                                      ---------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                              36        33        71        67       139       145
  Other interest                                           4         2         9         5        21        17
  Capitalized interest                                    (1)        -        (1)        -        (1)       (1)
                                                      ---------------------------------------------------------
      Net interest charges                                39        35        79        72       159       161
                                                      ---------------------------------------------------------
Net Income                                                45        46       140       131       235       225

Preferred Stock Dividends                                  7         7        14        10        28        15
                                                      ---------------------------------------------------------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK         $   38    $   39    $  126    $  121    $  207    $  210
                                                      =========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                Consumers Power Company
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                 Six Months Ended        Twelve Months Ended
                                                                     June 30                   June 30
                                                                 1995        1994         1995         1994
                                                                                                In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 140       $ 131        $ 235        $ 225
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $24, $24,
          $49 and $48, respectively)                              181         169          347          324
        Capital lease and other amortization                       19          12           42           26
        Deferred income taxes and investment tax credit            42          46           52           54
        Accretion expense                                          16          18           32           36
        Accretion income - abandoned Midland project               (6)         (7)         (12)         (13)
        MCV power purchases - settlement (Note 2)                 (70)        (45)        (112)         (82)
        Other                                                     (16)         (2)         (27)          (3)
        Changes in other assets and liabilities                    38          48           15         (120)
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               344         370          572          447
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (175)       (194)        (427)        (451)
  Investments in nuclear decommissioning trust funds              (24)        (24)         (49)         (48)
  Cost to retire property, net                                    (19)        (14)         (43)         (33)
  Deferred demand-side management costs                            (4)         (4)          (9)         (28)
  Proceeds from sale of property                                    1           1           12            2
  Other                                                            (5)          2           (5)           1
  Proceeds from Midland-related assets                              -           -            -          322
  Sale of subsidiary                                                -           -            -          (14)
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (226)       (233)        (521)        (249)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of common stock dividends                               (70)        (82)        (164)        (158)
  Increase (decrease) in notes payable, net                       (30)       (130)         180         (112)
  Payment of capital lease obligations                            (18)        (11)         (41)         (23)
  Payment of preferred stock dividends                            (14)         (6)         (28)         (11)
  Retirement of bonds and other long-term debt                     (1)       (107)         (26)        (702)
  Repayment of bank loans                                           -         (94)        (375)        (125)
  Proceeds from preferred stock                                     -         193            -          193
  Contribution from stockholder                                     -         100            -          100
  Proceeds from bonds and bank loans                                -           -          400          586
                                                                ------      ------       ------       ------
          Net cash used in financing activities                  (133)       (137)         (54)        (252)
                                                                ------      ------       ------       ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS    (15)          -           (3)         (54)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           25          13           13           67
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  10       $  13        $  10        $  13
                                                                ======      ======       ======       ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                  Consumers Power Company
                                                Consolidated Balance Sheets
                                                                      June 30                     June 30
                                                                        1995      December 31       1994
                                                                    (Unaudited)       1994      (Unaudited)
                                                                                                In Millions
                                             ASSETS
    PLANT (At original cost)
      Electric                                                         $5,899        $5,771        $5,598
      Gas                                                               2,097         2,064         1,988
      Other                                                                30            30            26
                                                                       -----------------------------------
                                                                        8,026         7,865         7,612
      Less accumulated depreciation, depletion and amortization         3,968         3,794         3,687
                                                                       -----------------------------------
                                                                        4,058         4,071         3,925
      Construction work-in-progress                                       263           241           265
                                                                       -----------------------------------
                                                                        4,321         4,312         4,190
                                                                       -----------------------------------
    INVESTMENTS
      Stock of affiliates                                                 321           317           310
      First Midland Limited Partnership (Note 2)                          221           218           215
      Midland Cogeneration Venture Limited Partnership (Note 2)            90            74            67
      Other                                                                 8             8             7
                                                                       -----------------------------------
                                                                          640           617           599
                                                                       -----------------------------------
    CURRENT ASSETS
      Cash and temporary cash investments at cost,
        which approximates market                                          10            25            13
      Accounts receivable and accrued revenue, less
        allowances of $3, $4 and $4, respectively (Note 7)                 83           100           121
      Accounts receivable - related parties                                49            12            67
      Inventories at average cost
        Gas in underground storage                                        155           235           160
        Materials and supplies                                             75            75            78
        Generating plant fuel stock                                        34            37            26
      Trunkline settlement                                                 30            30            30
      Deferred income taxes                                                28            35            20
      Postretirement benefits                                              25            25            25
      Prepayments and other                                                72           143            82
                                                                       -----------------------------------
                                                                          561           717           622
                                                                       -----------------------------------
    NON-CURRENT ASSETS
      Postretirement benefits                                             469           478           493
      Nuclear decommissioning trust funds                                 262           213           191
      Abandoned Midland Project (Note 3)                                  139           147           155
      Trunkline settlement                                                 40            55            70
      Other                                                               275           270           273
                                                                       -----------------------------------
                                                                        1,185         1,163         1,182
                                                                       -----------------------------------
    TOTAL ASSETS                                                       $6,707        $6,809        $6,593
                                                                       ===================================

                                                                      June 30                     June 30
                                                                       1995      December 31       1994
                                                                    (Unaudited)       1994      (Unaudited)
                                                                                                In Millions

                         STOCKHOLDERS' INVESTMENT AND LIABILITIES
    CAPITALIZATION
      Common stockholder's equity
        Common stock                                                   $  841        $  841        $  841
        Paid-in-capital                                                   491           491           491
        Revaluation capital                                                19            15            12
        Retained earnings since December 31, 1992                         136            80            93
                                                                       -----------------------------------
                                                                        1,487         1,427         1,437
      Preferred stock                                                     356           356           356
      Long-term debt                                                    1,955         1,953         1,746
      Non-current portion of capital leases                               109           108           116
                                                                       -----------------------------------
                                                                        3,907         3,844         3,655
                                                                       -----------------------------------
    CURRENT LIABILITIES
      Current portion of long-term debt and capital leases                 49            45           249
      Notes payable                                                       309           339           129
      Accrued taxes                                                       130           173           116
      Accounts payable                                                    158           165           153
      MCV power purchases - settlement (Note 2)                            95            95            82
      Accounts payable - related parties                                   53            51            42
      Accrued interest                                                     34            37            35
      Accrued refunds                                                      30            25            41
      Other                                                               156           187           180
                                                                       -----------------------------------
                                                                        1,014         1,117         1,027
                                                                       -----------------------------------
    NON-CURRENT LIABILITIES
      Deferred income taxes                                               594           568           536
      Postretirement benefits                                             534           532           543
      MCV power purchases - settlement (Note 2)                           269           324           363
      Deferred investment tax credit                                      174           179           184
      Trunkline settlement                                                 40            55            70
      Regulatory liabilities for income taxes, net                         33            16            16
      Other (Note 4)                                                      142           174           199
                                                                       -----------------------------------
                                                                        1,786         1,848         1,911
                                                                       -----------------------------------
    COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)



    TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,707        $6,809        $6,593
                                                                       ===================================

    THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                Consumers Power Company
                                Consolidated Statements of Common Stockholder's Equity
                                                      (Unaudited)

                                                  Three Months Ended  Six Months Ended  Twelve Months Ended
                                                       June 30             June 30             June 30
                                                    1995      1994      1995      1994      1995      1994
                                                                                                In Millions
COMMON STOCK
  At beginning and end of period                  $  841    $  841    $  841    $  841    $  841    $  841
                                                  ---------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                             491       391       491       391       491       391
  Stockholder's contribution                           -       100         -       100         -       100
                                                  ---------------------------------------------------------
   At end of period                                  491       491       491       491       491       491
                                                  ---------------------------------------------------------
REVALUATION CAPITAL
  At beginning of period                              17        15        15         -        12         -
  Implementation of SFAS 115 - January 1, 1994         -         -         -        20         -        20
  Change in unrealized loss, net of tax                2        (3)        4        (8)        7        (8)
                                                  ---------------------------------------------------------
    At end of period                                  19        12        19        12        19        12
                                                  ---------------------------------------------------------
RETAINED EARNINGS
  At beginning of period                             168       120        80        54        93        41
  Net income                                          45        46       140       131       235       225
  Common stock dividends declared                    (70)      (66)      (70)      (82)     (164)     (158)
  Preferred stock dividends declared                  (7)       (7)      (14)      (10)      (28)      (15)
                                                  ---------------------------------------------------------
    At end of period                                 136        93       136        93       136        93
                                                  ---------------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                 $1,487    $1,437    $1,487    $1,437    $1,487    $1,437
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


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. At June 30, 1995, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' annual obligation for purchase of contract capacity from the MCV Partnership under the PPA increased to its maximum amount of 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity. Capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs but the MPSC would determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. At the request of the MPSC, the MCV Partnership confirmed that it did not object to the Settlement Order. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals.

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

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries were $46 million for the six months ended June 30, 1995. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its future after-tax cash underrecoveries, and possible losses for 1995 and the next four years if none of the additional capacity is sold, are shown in the table below.

                                                 After-tax, In Millions
                                   1995    1996    1997    1998    1999

Expected cash underrecoveries       $72     $56     $55     $ 8     $ 9

Possible additional
 underrecoveries and losses (a)     $20     $20     $22     $72     $72

(a) If unable to sell any capacity above the MPSC's authorized level.

At June 30, 1995 and December 31, 1994, the after-tax present value of the Settlement Order liability totaled $236 million and $272 million, respectively. The reduction in the liability reflects after-tax cash underrecoveries of $46 million, partially offset by after-tax accretion expense of $10 million. The undiscounted after-tax amount associated with the liability totaled $638 million at June 30, 1995.

Consumers and the MCV Partnership engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. In July 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to additional amounts.

In 1994, Consumers paid $30 million to terminate a power purchase agreement with a 65 MW coal-fired cogeneration facility. Additionally, in 1995, Consumers paid $15 million to terminate a power purchase agreement with a proposed 44 MW wood and chipped-tire facility. Consumers plans to seek MPSC approval to substitute less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. This proposed substitution of capacity would start in late 1996, the year the coal-fired cogeneration facility was scheduled to begin operations. The capacity substitution represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for similar facilities. As a result, Consumers has recorded a regulatory asset of $45 million, which it believes will ultimately be recoverable in rates. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of capacity substitution as part of the five year forecast included in the plan case. Although recovery of the costs relating to the substitution was not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for substituting capacity absent a competitive bid is unlikely to be approved. Consumers has filed exceptions to the ALJ's recommendation. If the MPSC adopts the ALJ's recommendation, the regulatory asset may be required to be reduced.

MCV-related PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. The MPSC confirmed the recovery of certain MCV-related costs as part of the 1993 and 1994 plan case orders. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.

As part of its decision in the 1993 PSCR reconciliation case issued February 23, 1995, the MPSC allocated a portion of the costs related to purchases from the MCV to non-jurisdictional customers, reducing the amount allowed for recovery from PSCR customers. Consumers believes this is inconsistent with the terms of the Settlement Order and has appealed the February 23 order on this issue.


3:   Rate Matters

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. In late 1994, Consumers filed a request with the MPSC which could further increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes a proposed increase in Consumers' authorized rate of return on equity to 13 percent from the current 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. Consumers requested that the MPSC eliminate subsidization of residential rates in a two-step adjustment, eliminate all DSM expenditures after April 1995 (see Electric DSM) and allow recovery of all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington (see Note 4).

In response to Consumers' requested rate increase, the MPSC staff initially recommended a final annual increase of $45 million to Consumers' base rates, as well as suggested several options for cost recovery of 325 MW of MCV capacity. However, on motions filed by ABATE and the Attorney General, the ALJ struck portions of the MPSC staff's testimony relating to the cost of this capacity and the MPSC staff subsequently withdrew several other portions of its testimony. In May 1995, the MPSC affirmed the ALJ's decision to strike the MPSC staff's testimony and stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. Consumers has filed a petition for rehearing of this order with the MPSC.

In June 1995, briefs and reply briefs were filed by all parties in this case. Consumers presented one of its previously filed positions, which assumes retaining certain customers subject to competition and serving these customers from jurisdictional sources, as well as from the uncommitted MCV capacity. If this position is adopted, Consumers' retail electric base rates would increase by $93 million, with a corresponding increase in PSCR revenues of $52 million. The MPSC staff recommended a $43 million increase in Consumers' base rates. This position reflects a different sales forecast than Consumers', as well as a 12- percent return on equity and a lower equity ratio than that included in Consumers' proposed capital structure. The MPSC staff also recommends the elimination of all rate subsidization by primary customers, which include industrial and large commercial customers. In August 1995, the ALJ issued a proposal for decision in this case that recommends a $46 million rate increase. The ALJ generally adopted the MPSC staff's position with adjustments to the MPSC staff's sales forecast and equity ratios. The ALJ also recommended the elimination of rate subsidization.

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

Abandoned Midland Project: In 1991, the MPSC ordered partial recovery of the abandoned Midland project and Consumers began collecting $35 million pretax annually for the next 10 years. In December 1994, the Court of Appeals upheld the MPSC orders allowing recovery of the abandoned investment. Consumers, ABATE and the Attorney General have filed applications for leave to appeal this decision with the Michigan Supreme Court. Management cannot predict the outcome of this issue.

Electric DSM: In 1994, as part of Consumers' electric rate case, the MPSC authorized Consumers to continue certain DSM programs ($30 million annually) in 1994 through 1996. Consumers is deferring program costs and amortizing the costs over the period these costs are being recovered from customers in accordance with an MPSC accounting order. The unamortized balance of deferred costs totaled $70 million at June 30, 1995. During 1994, Consumers recognized $11 million in incentive revenue related to an earlier DSM program approved by the MPSC. In June 1995, the MPSC authorized Consumers to collect the $11 million incentive for past program performance. As part of the same order, the MPSC authorized Consumers to discontinue future DSM program expenditures and ceased all new program funding.

PSCR Issues: In February 1995, the MPSC issued a final order in the 1993 PSCR reconciliation proceeding that addressed the extended refueling and maintenance outage at Palisades in 1993. The order disallowed $4 million of replacement power costs. Consumers accrued a loss for this issue in 1994.

Gas Rates: In 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits against 1994 earnings. The agreement was reached in response to a claim that gas utility business earnings for 1993 were excessive. This charge against earnings partially offsets savings related to reduced state property taxes. The agreement also provides for an additional $4 million of postretirement benefit costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers filed a gas rate case in December 1994. Consumers requested an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of 13.25 percent. In June 1995, the MPSC staff filed its position in this case, recommending an $11 million rate decrease. The MPSC staff's recommendation included a lower rate base, a lower return on common equity, a revised capital structure and a lower operating cost forecast than Consumers had projected. Consumers expects an MPSC decision in early 1996.

GCR Issues: In 1993, the MPSC provided that the price payable to certain intrastate gas producers by Consumers be reduced. As a result, Consumers was not allowed to recover $13 million of costs. Consumers accrued a loss prior to 1993 in excess of the disallowed amount. In March 1995, management concluded that the intrastate producers' pending appeals of the MPSC order would not be successful and accordingly reversed $23 million (pretax) of the previously accrued loss, which represented the portion in excess of the disallowed amount. In June 1995, the Court of Appeals affirmed the MPSC's prior decision. The producers have filed a motion for rehearing with the Court of Appeals.

In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute with certain intrastate producers. The ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three agreements at issue. The ALJ also found that the market based pricing provision required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and filed exceptions to the proposal for decision for the MPSC's consideration. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchased under these agreements will not be effective prior to such MPSC order. If the producers pursue a court action for amounts owed for previously purchased gas, Consumers could be liable for as much as $44 million (excluding any interest) under the producers' theories. Consumers believes the producers' position is without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

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

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At June 30, 1995, Consumers has accrued a liability for its estimated losses. Consumers believes that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites and the DNR has approved three of four plans submitted by Consumers. The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites, since there is limited knowledge of manufactured gas plant contamination at these sites at this time. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At June 30, 1995, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recoverable in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC has approved similar deferred accounting requests by several other similar Michigan utilities relative to investigation and remedial action costs. In June 1995, as part of Consumers' rate case, the MPSC staff recommended that the MPSC adopt the same accounting and cost recovery previously provided to other Michigan utilities. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

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

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $459 million for 1995, $416 million for 1996 and $351 million for 1997.

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

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At June 30, 1995, Consumers had 70 separate stray voltage lawsuits pending.

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


5:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. Subsequently, the Attorney General and certain other parties attempted to block Consumers' use of the storage casks, alleging that the NRC had failed to comply adequately with the procedural requirements of the Atomic Energy Act and the National Environmental Policy Act. In January 1995, the U.S. Sixth Circuit Court of Appeals rejected these allegations and upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied National Environmental Policy Act requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. In June 1995, the U.S. Supreme Court refused to hear an appeal of this decision as requested by the Attorney General and other parties. As of June 30, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In the latter part of 1995, Consumers plans to unload and replace one of the loaded casks. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers stores low-level waste at its nuclear plant sites. Recently, a site in South Carolina announced that it would be available for accepting low-level waste. Consumers plans to begin shipping its low-level waste to this site in the third quarter of 1995.

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

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended June 30 were:

                                                            In Millions
                                 Six Months Ended   Twelve Months Ended
                                   1995      1994        1995      1994
                                   ----      ----        ----      ----
Cash transactions
  Interest paid (net of
   amounts capitalized)            $ 77      $ 73        $151      $159
  Income taxes paid
   (net of refunds)                  46        55          25        53

Non-cash transactions
  Nuclear fuel placed
   under capital lease             $ 23      $  3        $ 42      $  8
  Other assets placed
   under capital leases               2         7          10        16


7:   Short-term and Long-term Financings

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. At June 30, 1995, Consumers had an unsecured $470 million facility and unsecured, committed lines of credit aggregating $185 million that are used to finance seasonal working capital requirements. At June 30, 1995 and 1994, Consumers had a total of $309 million and $129 million outstanding under these facilities, respectively. In July 1995, Consumers signed a new four-year, unsecured working capital facility in an aggregate amount of $425 million replacing the $470 million facility which expired by its own terms.

Consumers has an established $500-million trade receivables purchase and sale program. At June 30, 1995, receivables sold under the agreement totaled $190 million compared with $205 million at June 30, 1994.
Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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


Consolidated earnings for the quarters ended June 30, 1995 and 1994

Consolidated net income after dividends on preferred stock totaled $38 million for the second quarter of 1995 and $39 million for the second quarter of 1994. This small net income decrease reflects the 1994 recognition of DSM incentive revenue, and higher depreciation and general tax expenses during 1995. Partially offsetting this decrease, however, were higher electric sales and gas deliveries, improved operating results from Consumers' interest in the MCV Facility and increased revenue from the May 1994 electric rate increase, which benefited the entire 1995 quarter.


Consolidated earnings for the six months ended June 30, 1995 and 1994

Consolidated net income after dividends on preferred stock totaled $126 million for the six months ended June 30, 1995, compared with $121 million for the six months ended June 30, 1994. The increase in net income reflects increased electric sales, increased revenue from the May 1994 electric rate increase, reversal of a loss previously recorded for a gas contract contingency (see Note 3), and improved operating results from Consumers' interest in the MCV Facility. Partially offsetting these increases were a decrease in gas deliveries, higher operating costs and the recognition of DSM incentive revenue in the second quarter of 1994.


Consolidated earnings for the 12 months ended June 30, 1995 and 1994

Consolidated net income after dividends on preferred stock totaled $207 million for the 12 months ended June 30, 1995, compared with $210 million for the 12 months ended June 30, 1994. The decrease in net income reflects lower gas deliveries, the recognition of DSM incentive revenue in the 1994 period, and higher operating costs and depreciation, partially offset by the impact of the May 1994 electric rate increase, higher electric kWh sales and the reversal of losses previously recorded for gas contingencies.


Cash Position, Financing and Investing

Consumers' operating cash requirements are met by its operating and financing activities. Cash from operations continues to reflect Consumers' sale and transportation of natural gas and the generation, sale and transmission of electricity. Cash from operations for the first six months of 1995 reflects increased electric sales and increased electric rates which were approved by the MPSC in mid-1994, offset by greater underrecoveries of power costs associated with purchases from the MCV.

Financing and Investing Activities: Capital expenditures, including assets placed under capital lease and deferred DSM costs, totaled $204 million for the first six months of 1995 compared with $208 million for the first six months of 1994. These amounts primarily represent capital investments in Consumers' electric and gas utility business units.

In the second quarter of 1995, Consumers declared and paid a $70 million common dividend from its first quarter earnings.

Financing and Investing Outlook: Consumers estimates that capital expenditures, including new lease commitments, related to its electric and gas utility operations will total approximately $1.2 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures.

                                                           In Millions
Years Ended December 31                       1995      1996      1997

Consumers
  Construction                                $418      $373      $343
  Nuclear fuel lease                            28        39         4
  Capital leases other than nuclear fuel        10         2         2
Michigan Gas Storage                             3         2         2
                                              ----      ----      ----
                                              $459      $416      $351
                                              ====      ====      ====

At June 30, 1995, Consumers had several available sources of credit including unsecured, committed lines of credit totaling $185 million and a $470 million unsecured working capital facility. In July 1995, Consumers signed a new four-year, unsecured working capital facility in an aggregate amount of $425 million replacing the $470 million facility, which expired by its own terms. Consumers also has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital, seasonal fuel inventory and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At June 30, 1995, receivables sold under the agreement totaled $190 million.

Consumers is continuing efforts toward its goal of increasing the equity portion of its capital structure. In the current gas rate case, the MPSC staff has suggested that Consumers temporarily suspend paying dividends to CMS Energy in lieu of CMS Energy making a direct equity infusion of cash into Consumers. Accordingly, CMS Energy is considering using this method to accomplish a planned equity investment in 1995. Any increases in Consumers' retained earnings as a result of this action will be offset by a reduction in potential equity infusions from CMS Energy.


Electric Utility Results of Operations

Electric Pretax Operating Income for the quarters ended June 30, 1995 and 1994: During the second quarter of 1995, electric pretax operating income decreased $3 million from the 1994 level. This reduction resulted primarily from the 1994 recognition of DSM incentive revenue and increases in depreciation and general tax expenses during the 1995 period. Partially offsetting the net decrease was higher electric kWh sales (see Electric Sales section), a decrease in other operating expenses, and the positive impact of the May 1994 electric rate increase.

Electric Pretax Operating Income for the six months ended June 30, 1995 and 1994: Electric pretax operating income for the six months ended June 30, 1995 decreased $4 million from the comparable 1994 period. This decrease primarily reflects the 1994 recognition of DSM incentive revenue, and higher operating expenses, depreciation and general taxes during 1995. The decrease was partially offset by increased electric kWh sales (see Electric Sales section) and the impact of the May 1994 electric rate increase, which included the recovery of higher postretirement benefit costs.

Electric Pretax Operating Income for the 12 months ended June 30, 1995 and 1994: The $4 million improvement in electric pretax operating income for the 12 months ended June 30, 1995 compared with the corresponding 1994 level is primarily the result of the impact of the May 1994 electric rate increase, which included the recovery of the higher postretirement benefit costs, and increased electric kWh sales (see Electric Sales section), which contributed $38 million and $17 million, respectively. These increases were partially offset by higher operating costs and depreciation, along with the impact of the 1994 recognition of DSM incentive revenue.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended June 30:

                                                              In Millions
                                        Impact on Pretax Operating Income

                         Quarter ended Six months ended 12 months ended 1995 compared 1995 compared 1995 compared
                             with 1994         with 1994        with 1994

Sales                              $ 8               $ 9              $17
Rate increases and
 other regulatory issues            (6)                5               24
O&M, general taxes
 and depreciation (a)               (5)              (18)             (37)
                               -------           -------           ------
    Total change                   $(3)              $(4)             $ 4
                               =======           =======           ======

(a) Includes $11 million and $29 million of increased postretirement benefit costs for the six month and 12 month comparative periods, respectively.

Electric Sales:  Electric sales during the second quarter of 1995 totaled
8.5 billion kWh, a 2.6 percent increase from 1994 levels. The increase occurred in all customer classes. Consumers' electric sales have benefited from improved employment and other economic conditions.
Electric sales during the six months ended June 30, 1995 totaled 17.2 billion kWh, a 2.0 percent increase from 1994 levels. This increase reflects continued strength in the industrial and commercial sectors, somewhat offset by weather impacts. During the six months ended 1995 period, commercial and industrial sales increased 3.3 percent and 4.2 percent respectively, while residential sales showed a slight decrease. Electric sales during the 12 months ended June 30, 1995 totaled 34.8 billion kWh, a 3.4 percent increase from 1994 levels. During the 12 months ended 1995 period, commercial and industrial sales increased 2.7 percent and 5.2 percent respectively, while residential sales showed a slight decrease from 1994 levels. The industrial segments of chemicals and transportation equipment accounted for the largest share of the growth in industrial kWh sales.

Power Costs: Power costs for the three month period ended June 30, 1995 totaled $235 million, an $8 million decrease from the corresponding 1994 period. This decrease primarily reflects increased generation at Consumers' nuclear power plants and a corresponding reduction in generation at the more costly oil- and coal-fired plants. Power costs for the six month period ended June 30, 1995 totaled $462 million, a $25 million decrease from the corresponding 1994 period. Power costs for the 12 month period ended June 30, 1995 totaled $925 million, a $55 million decrease from the corresponding 1994 period.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership increased to 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $46 million for the first six months of 1995. Estimated future after-tax cash underrecoveries, and possible losses for 1995 and the next four years if none of the additional capacity is sold, are shown in the table below.

                                               After-tax, In Millions
                                     1995   1996   1997   1998   1999

Expected cash underrecoveries         $72    $56    $55    $ 8    $ 9

Possible additional underrecoveries
 and losses (a)                       $20    $20    $22    $72    $72

(a) If unable to sell any capacity above the MPSC's authorized level.

Consumers and the MCV Partnership engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. In July 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to additional amounts.

In July 1994 and February 1995, Consumers terminated power purchase agreements with a 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. Consumers plans to seek MPSC approval to substitute 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of capacity substitution as part of the five year forecast included in the plan case. Although recovery of the costs relating to the substitution was not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for substituting capacity absent a competitive bid is unlikely to be approved. Consumers has filed exceptions to the ALJ's recommendation. For further information, see Note 2.

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. Consumers filed a request with the MPSC in late 1994, to further increase its retail electric rates. As part of this case, in May 1995, the MPSC stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. In August 1995, the ALJ recommended a final annual rate increase of $46 million. For further information regarding Consumers' request and the staff's recommendation, see Note 3.

Additionally, in January 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. In April 1995, the MPSC staff's filing did not support Consumers' requested increase in depreciation expense, but instead proposed a decrease of $24 million. In addition, the MPSC staff also did not support the reallocation of plant investment as proposed by Consumers but suggested several alternatives which could partially address this issue. A final order is expected in late 1995.

Special Rates: In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers, and that have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility, and allow use of MCV contract capacity above the level currently authorized by the MPSC, to respond to customers' alternative energy options. In May 1995, the MPSC issued an order stating that it has legal authority to approve a range of rates under which Consumers could negotiate prices with customers that have competitive energy alternatives. However, the MPSC dismissed from consideration, in this proceeding, the issues related to Consumers' proposed use of the additional 325 MW of MCV contract capacity to serve these customers. In June 1995, Consumers filed a petition for rehearing of this decision with the MPSC.

PSCR Matters: Consumers experienced an extended refueling and maintenance outage at Palisades during 1993. In February 1995, the MPSC issued a final order in the 1993 PSCR reconciliation, disallowing $4 million of replacement power costs related to the 1993 outage. Consumers accrued a loss for this issue in 1994.

Electric Conservation Efforts: Over the past few years, Consumers has participated in several MPSC-authorized DSM programs designed to encourage the efficient use of energy. During 1994, Consumers recognized $11 million in incentive revenue, related to Consumers' achievement of certain DSM program objectives approved by the MPSC in 1992. In June 1995, the MPSC issued an order that authorized Consumers to collect the full $11 million incentive. The MPSC also authorized Consumers to discontinue future DSM program expenditures and ceased all new program funding. For further information, see Note 3.

Electric Capital Expenditures: Consumers estimates capital expenditures, including deferred DSM costs and new lease commitments, related to its electric utility operations of $330 million for 1995, $297 million for 1996 and $250 million for 1997. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions will be recovered in rates.

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

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. Consumers has sought rehearing regarding a number of issues included in the order. Consumers does not expect this short-term experiment to have a material impact on its financial position or results of operations.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals, is a requirement that utilities provide open access to the domestic interstate transmission grid. Under the FERC's proposal, all utilities would be required to use these tariffs for their own wholesale sales of electric energy, and the utilities would be allowed the opportunity to recover wholesale stranded costs (including those applicable to municipalization situations).

Nuclear Matters: In 1994, Consumers filed a report with the NRC that included short- and long-term enhancements designed to improve performance at Palisades. The report was filed in response to an NRC-conducted diagnostic evaluation inspection that found certain deficiencies at the plant. Acceptable performance at Palisades will require continuing performance improvements and additional expenditures, which have been included in Consumers' total planned level of expenditures. The Systematic Assessment of Licensee Performance report issued by the NRC in June 1995 recognized some improvement in Palisades' performance.

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Several appeals relating to NRC approval of the casks and Consumers' use of the casks had been pending. In January 1995, the U.S. Sixth Circuit Court of Appeals issued a decision, effectively allowing Consumers to continue using dry cask storage at Palisades. In June 1995, the U.S. Supreme Court refused to hear an appeal of this decision as requested by the Attorney General and other parties.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict the outcome of these efforts. For further information regarding Palisades, see Note 5.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At June 30, 1995, Consumers had 70 separate stray voltage lawsuits pending. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations. For further information, see Note 4.


Gas Utility Results of Operations

Gas Pretax Operating Income for the quarters ended June 30, 1995 and 1994:
During the second quarter of 1995, gas pretax operating income decreased $1 million from the 1994 level. The decreased pretax operating income reflects higher operating costs, depreciation and general taxes.
Partially offsetting this decrease was a 12.9 percent increase in gas deliveries (see Gas Deliveries section).

Gas Pretax Operating Income for the six months ended June 30, 1995 and 1994: The $6 million increase in gas pretax operating income for the six months ended June 30, 1995 compared with the same 1994 period reflects the reversal of a loss previously recorded for a gas contract contingency (see
Note 3), partially offset by lower gas deliveries (see Gas Deliveries section), higher gas operating costs and depreciation.

Gas Pretax Operating Income for the 12 months ended June 30, 1995 and 1994: The $13 million decrease in 1995 gas pretax operating income compared with 1994 reflects lower gas deliveries (see Gas Deliveries section) and higher operating costs, depreciation, and general taxes, partially offset by the reversal of losses previously recorded for gas contingencies. Increased operating costs included $14 million of postretirement benefit costs (see Note 3).

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended June 30:

                                                              In Millions
                                        Impact on Pretax Operating Income

                         Quarter ended Six months ended 12 months ended 1995 compared 1995 compared 1995 compared
                             with 1994         with 1994        with 1994

Deliveries                        $  5              $(14)            $(31)
Recovery of gas costs and
other regulatory issues              -                26               35
O&M, general taxes
 and depreciation                   (6)               (6)             (17)
                                 -----             -----            -----
    Total change                  $ (1)             $  6             $(13)
                                 =====             =====            =====

Gas Deliveries: During the second quarter of 1995, gas sales and gas transported, excluding transport to the MCV and off-system transportation, totaled 55.2 bcf, a 12.9 percent increase from the corresponding 1994 level. Gas sales and gas transported increased 4.0 bcf and 2.3 bcf, respectively, with the majority of the change attributable to increased usage. For the six months ended June 30, 1995, gas sales and gas transported for all customer classes totaled 223.8 bcf, a 9.7 percent decrease from the corresponding 1994 level. Gas sales decreased 9.7 bcf while transport deliveries increased 2.5 bcf. The decrease in firm sales occurred primarily due to warmer temperatures. For the 12 months ended June 30, 1995, gas sales and gas transported for all customer classes totaled 385.1 bcf, a 9.4 percent decrease from the corresponding 1994 level, reflecting record cold winter weather during the 12 months ended June 30, 1994 and a return to more normal weather during the 12 months ended June 30, 1995.

Cost of Gas Sold: The cost of gas sold for the second quarter of 1995 increased $9 million from the 1994 level. The cost of gas sold for the six months ended June 30, 1995 decreased $44 million from the 1994 level as a result of reduced deliveries and the reversal of gas contract loss contingency. The cost of gas sold for the 12 months ended June 30, 1995 decreased $70 million from the corresponding 1994 level which was also the result of reduced gas deliveries and the gas contract loss contingency reversal.


Gas Utility Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates by $21 million. The requested increase in revenue reflects increased expenditures, including those associated with postretirement benefits, and proposes a 13 percent return on equity. In June 1995, the MPSC staff filed its position in this case, recommending an $11 million rate decrease. A final order from the MPSC is expected in early 1996. For further information regarding Consumers' current gas rate case, see Note 3.

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

GCR Issues: In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute with certain intrastate producers. The ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three agreements at issue. The ALJ also found that the market based pricing provision required specific MPSC approval before Consumers could apply those prices to purchases under the agreements and found that such approval had not previously been given. Consumers does not agree with the ALJ's findings and conclusions on this point and will file exceptions to the proposal for decision for the MPSC's consideration. If the MPSC issues an order adopting the recommendations of the ALJ, the market based provisions upon which Consumers had paid for gas purchased under these agreements will not be effective prior to such an MPSC order. If the producers pursue a court action for amounts owed for previously purchased gas, Consumers could be liable for as much as $44 million (excluding any interest) under the producers' theories. Consumers believes the producers' position is without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $129 million for 1995, $119 million for 1996 and $101 million for 1997. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At June 30, 1995, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in December 1994. Consumers believes that remedial action costs are recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recovered in rates, prudent costs must be approved in a rate case. The MPSC has approved similar deferred accounting requests by several other Michigan utilities relative to investigation and remedial action costs. In June 1995, as part of Consumers' rate case, the MPSC staff recommended that the MPSC adopt the same accounting and cost recovery previously provided to other Michigan utilities. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 4.

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

Low Income Energy Assistance Program funding currently provides approximately $71 million in heating assistance to approximately 400,000 Michigan households, with approximately 18 percent of funds going to Consumers' customers. However, recent actions by the U. S. House of Representatives Committee on Appropriations has put restoration of funding for fiscal year 1996 at risk. Consumers is continuing vigorous efforts to maintain this funding.


Other

Other Income: Other income for the 12 months ending June 30, 1995 decreased $11 million when compared with the corresponding 1994 period, reflecting the sale of the remaining MCV Bonds in December 1993 which eliminated the bond interest income.

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

In June 1995, the SEC released a staff report that recommended legislative options to Congress: 1) repeal PUHCA and strengthen the ability of the FERC and state regulators to obtain books and records, conduct audits and review affiliate transactions; 2) a repeal of PUHCA, without condition; or
3) amend PUHCA to give the SEC broader exemptive authority. The SEC staff stated that PUHCA was restrictive in many regards and may prevent companies from responding effectively to the changes now occurring in the utility industry. The SEC staff supported option 1 because it would achieve the benefits of unconditional repeal, while preserving the ability of states to protect consumers.

New Accounting Standard: In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes a portion of an asset's cost from a company's rate base. Consumers does not expect the application of this statement to have a material impact on its financial position or results of operations.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' 1994 Forms 10-K for the year ended December 31, 1994 and Forms 10-Q for the quarter ended March 31, 1995. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


Rate Case Proceedings

Appeal of MPSC Orders Related to the Abandoned Midland Nuclear Plant
Investment

In 1991, the MPSC issued an order in the Midland-related proceeding designated as Step 3A finding that Consumers was not in compliance with
certain financial stabilization orders.   Upon appeal by several parties,
including the Attorney General, the Court of Appeals affirmed the MPSC determinations in Step 3A in an order issued in April 1995. In May 1995, ABATE filed an application for leave to appeal this decision with the Michigan Supreme Court.

1994 Electric Rate Case Filing

In November 1994, Consumers filed a request with the MPSC which could increase its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. Briefs and reply briefs have been filed in this case. Consumers' position on brief assumed retaining certain customers subject to competition and serving those customers from jurisdictional sources as well as from the uncommitted MCV capacity. Consumers' position, if adopted, would increase Consumers' retail electric base rates by $93 million. In its brief, the MPSC staff recommended a rate increase in the annual amount of $43 million. This recommendation reflects a different sales forecast than Consumers, an authorized return on equity of 12% (versus Consumers' requested 13%) and a lower equity ratio than that included in Consumers' proposed capital structure. In August 1995, the ALJ issued a proposal for decision in this case recommending the MPSC authorize a $46 million rate increase. The ALJ generally adopted the MPSC staff's position with adjustments to the MPSC staff's sales forecast and equity ratios.
The ALJ also recommended the elimination of cross subsidies among residential, commercial and industrial rate classes.

As a part of its testimony in this case, the MPSC staff recommended that the MPSC permit varying levels of cost recovery for some of the MCV contract capacity above 915 MW. The ALJ struck this testimony on the grounds that the multiple positions of the staff were confusing. The MPSC upheld the ALJ's action, stating that the remaining 325 MW of MCV capacity will be considered only as part of a competitive solicitation. On June 8, 1995, Consumers filed a petition for rehearing with the MPSC of this ruling.


1994 Gas Rate Case Filing

In June 1995, the MPSC staff filed its position in this case recommending an $11 million rate decrease. The MPSC staff's recommendation included a lower rate base, a lower return on common equity, a revised capital structure and a lower expense sales forecast than Consumers had projected. Under MPSC rate case scheduling policies, a final order in this case is expected in early 1996.


Palisades Plant -- Spent Nuclear Fuel Storage

In May 1993, the Attorney General and certain other parties commenced litigation to block Consumers' use of dry spent fuel storage casks at Palisades. In June 1995, the U.S. Supreme Court denied the opposing parties' petition for a Writ of Certiorari to seek further review of the Sixth Circuit decision against their positions As of June 30, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel.


Stray Voltage Lawsuits

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. At June 30, 1995, Consumers had 70 separate stray voltage cases pending.


MPSC Case No. U-10029 - Intrastate Gas Supply

On February 8, 1993, the MPSC issued an order granting Consumers' request to lower the price to be paid to one of its intrastate gas suppliers, North Michigan, under its contract for which North Michigan filed an appeal with the Court of Appeals. In June 1995, the Court of Appeals affirmed the MPSC's decision. The producers have filed a motion for reconsideration with the Court of Appeals. Collateral suits claiming relief based on a theory of breach of contract, among other things, were filed by the producers in the Grand Traverse County Circuit Court and in the Clinton County Circuit Court, which was subsequently transferred to Jackson County Circuit Court. The Grand Traverse County Circuit Court suit was dismissed June 12, 1995, and Consumers' motion to dismiss the Jackson County Circuit Court suit will be argued August 11, 1995.


Request for Approval of a Competitive Tariff for Certain Industrial
Customers

In May 1995, the MPSC issued an order stating that it has legal authority to approve a range of rates under which Consumers could negotiate prices with customers that have competitive energy alternatives. However, the MPSC dismissed from consideration, in this proceeding, the issues related to Consumers' proposed use of additional 325 MW of MCV contract capacity to serve these customers. In June 1995, Consumers filed a petition for rehearing of this decision with the MPSC. Hearings are expected to be completed in August 1995 with briefs filed in September 1995.


MCV - Related Proceedings

On May 5, 1994, the MCV Partnership notified Consumers of its desire to commence a second arbitration proceeding, this one regarding the methodology for calculation of the energy charge payable under the PPA. In August 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to recovery of additional amounts.


Retail Wheeling Proceedings

In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. Consumers and ABATE filed a petition for rehearing regarding a number of issues included in the order. Detroit Edison has filed a claim of appeal of the MPSC order with the Court of Appeals.



Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 26, 1995, the shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of CMS Energy and Consumers for the year ended December 31, 1995. The vote at CMS Energy was 74,357,609 in favor, and 439,478 against, with 504,146 abstaining. The vote at Consumers was 85,193,425 in favor, and 7,665 against, with 20,004 abstaining. At the same meeting for CMS Energy, the shareholders approved an amendment to the CMS Energy Performance Incentive Stock Plan to provide that shares awarded or subject to options may not be more than 3% of the outstanding shares of each class of common stock of CMS Energy on January 1 of any year less the number of shares awarded or subject to options granted under the plan during the previous four years. The vote was 49,949,915 in favor, and 15,649,673 against, with 1,479,234 abstaining.

At the same meeting, shareholders elected all twelve nominees for the office of director for both CMS Energy and Consumers. The total number of votes cast at CMS Energy was 75,301,242. The votes for individual nominees were as follows:

                          CMS ENERGY CORPORATION

                                             Number of Votes
                                         For       Withheld      Total

      William T. McCormick, Jr.       74,135,763   1,165,479   75,301,242
      James J. Duderstadt             74,220,612   1,080,630   75,301,242
      Kathleen R. Flaherty            74,195,508   1,105,734   75,301,242
      Victor J. Fryling               74,207,069   1,094,173   75,301,242
      Earl D. Holton                  74,264,967   1,036,275   75,301,242
      Lois A. Lund                    74,193,451   1,107,791   75,301,242
      Frank K. Merlotti               74,250,133   1,051,109   75,301,242
      William U. Parfet               74,258,097   1,043,145   75,301,242
      Percy A. Pierre                 74,243,096   1,058,146   75,301,242
      S. Kinnie Smith, Jr.            74,227,510   1,073,732   75,301,242
      Kenneth Whipple                 74,257,813   1,043,429   75,301,242
      John B. Yasinsky                74,256,036   1,045,206   75,301,242


The total number of votes cast at Consumers was 85,221,094. The votes for individual nominees were as follows:

                          CONSUMERS POWER COMPANY

                                                Number of Votes
                                         For        Withheld     Total

      William T. McCormick, Jr.       85,193,609      27,485   85,221,094
      James J. Duderstadt             85,190,369      30,725   85,221,094
      Kathleen R. Flaherty            85,189,806      31,288   85,221,094
      Victor J. Fryling               85,195,080      26,014   85,221,094
      Earl D. Holton                  85,195,260      25,834   85,221,094
      Lois A. Lund                    85,195,883      28,211   85,221,094
      Frank K. Merlotti               85,193,713      27,381   85,221,094
      William U. Parfet               85,195,047      26,047   85,221,094
      Percy A. Pierre                 85,193,028      28,066   85,221,094
      S. Kinnie Smith, Jr.            85,195,025      26,069   85,221,094
      Kenneth Whipple                 85,195,415      25,679   85,221,094
      John B. Yasinsky                85,195,245      25,849   85,221,094


Item 6.  Exhibits and Reports on Form 8-K

(a)   List of Exhibits

(10)     -   Consumers:  Credit Agreement dated as of July 14, 1995 among
             Consumers Power Company, the Banks named therein and the
             First National Bank of Chicago, as Administrative Agent.
(12)     -   CMS Energy:  Statements regarding computation of Ratio of
             Earnings to Fixed Charges
(15)     -   CMS Energy:  Letter of independent public accountant
(27)(a)  -   CMS Energy:  Financial Data Schedule
(27)(b)  -   Consumers:  Financial Data Schedule
(99)     -   CMS Energy:  Consumers Gas Group Financials

(b)   Reports on Form 8-K

There have been no Current Reports on Form 8-K filed since the filing of CMS Energy Corporation's and Consumers Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                           CMS ENERGY CORPORATION
                                                (Registrant)


Date: August 11, 1995          By                A M Wright
                                    -------------------------------------
                                               Alan M. Wright
                                           Senior Vice President,
                                    Chief Financial Officer and Treasurer



                                          CONSUMERS POWER COMPANY
                                                (Registrant)


Date: August 11, 1995          By                A M Wright
                                    -------------------------------------
                                               Alan M. Wright
                                          Senior Vice President and
                                           Chief Financial Officer