Form 10-Q
period 1995-09-30
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1995-11-13
CIK 201533, 811156

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

                                      OR

           [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to


  Commission      Registrant; State of Incorporation;      IRS Employer
  File Number        Address; and Telephone Number      Identification No.

    1-9513              CMS ENERGY CORPORATION              38-2726431
                       (A Michigan Corporation)
                   Fairlane Plaza South, Suite 1100
                         330 Town Center Drive
                       Dearborn, Michigan  48126
                             (313)436-9200

    1-5611              CONSUMERS POWER COMPANY             38-0442310
                       (A Michigan Corporation)
                       212 West Michigan Avenue
                       Jackson, Michigan  49201
                             (517)788-0550


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                                        Yes  X     No
                                            ---       ---

Number of shares outstanding of each of the issuer's classes of common stock at October 31, 1995:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value                          91,130,675
   CMS Energy Class G Common Stock, no par value                     7,586,724
Consumers Power Company, $10 par value, privately
   held by CMS Energy                                               84,108,789

                            CMS Energy Corporation
                                      and
                            Consumers Power Company


                        Quarterly reports on Form 10-Q
                   to the Securities and Exchange Commission for the Quarter Ended September 30, 1995



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                               TABLE OF CONTENTS


                                                                          Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
PART I:
CMS Energy Corporation
    Report of Independent Public Accountants. . . . . . . . . . . . . . .   6
    Consolidated Statements of Income . . . . . . . . . . . . . . . . . .   7
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .   8
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .   9
    Consolidated Statements of Common Stockholders' Equity. . . . . . . .  11
    Condensed Notes to Consolidated Financial Statements. . . . . . . . .  12
    Management's Discussion and Analysis. . . . . . . . . . . . . . . . .  24
Consumers Power Company
    Report of Independent Public Accountants. . . . . . . . . . . . . . .  40
    Consolidated Statements of Income . . . . . . . . . . . . . . . . . .  41
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  42
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .  43
    Consolidated Statements of Common Stockholder's Equity. . . . . . . .  45
    Condensed Notes to Consolidated Financial Statements. . . . . . . . .  46
    Management's Discussion and Analysis. . . . . . . . . . . . . . . . .  55
PART II:
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  66
    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  69
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70

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

Class G Common Stock. . . . . . . .   One of two classes of common stock of
                                      CMS Energy, no par value, which
                                      reflects the separate performance of
                                      the Consumers Gas Group
Clean Air Act . . . . . . . . . . .   Federal Clean Air Act as amended on
                                      November 15, 1990
CMS Energy. . . . . . . . . . . . .   CMS Energy Corporation
CMS Energy Common Stock . . . . . .   One of two classes of common stock of
                                      CMS Energy, par value $.01 per share
CMS Gas Transmission. . . . . . . .   CMS Gas Transmission and Storage
                                      Company, a subsidiary of Enterprises
CMS Generation. . . . . . . . . . .   CMS Generation Co., a subsidiary of
                                      Enterprises
CMS Holdings. . . . . . . . . . . .   CMS Midland Holdings Company, a
                                      subsidiary of Consumers
CMS Midland . . . . . . . . . . . .   CMS Midland Inc., a subsidiary of
                                      Consumers
CMS NOMECO. . . . . . . . . . . . .   CMS NOMECO Oil & Gas Co., a wholly
                                      owned subsidiary of Enterprises
CMS NOMECO Common Stock . . . . . .   Common Stock of CMS NOMECO
Common Stock. . . . . . . . . . . .   Common Stock of CMS Energy, including
                                      CMS Energy Common Stock and Class G
                                      Common Stock
Consumers . . . . . . . . . . . . .   Consumers Power Company, a subsidiary
                                      of CMS Energy
Consumers Gas Group . . . . . . . .   The gas distribution, storage and
                                      transportation businesses currently
                                      conducted by Consumers and Michigan
                                      Gas Storage
Court of Appeals. . . . . . . . . .   Michigan Court of Appeals
Credit Facility . . . . . . . . . .   $400 million unsecured revolving
                                      credit and letter of credit facility
                                      dated as of July 29, 1994

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

Ludington . . . . . . . . . . . . .   Ludington pumped storage plant,
                                      jointly owned by Consumers and Detroit
                                      Edison

MCV . . . . . . . . . . . . . . . .   Midland Cogeneration Venture
MCV Facility. . . . . . . . . . . .   A natural gas-fueled, combined cycle
                                      cogeneration facility operated by the
                                      MCV Partnership
MCV Partnership . . . . . . . . . .   Midland Cogeneration Venture Limited
                                      Partnership
MD&A. . . . . . . . . . . . . . . .   Management's Discussion and Analysis
MichCon . . . . . . . . . . . . . .   Michigan Consolidated Gas Company
Michigan Gas Storage. . . . . . . .   Michigan Gas Storage Company, a
                                      subsidiary of Consumers
MMcf/d. . . . . . . . . . . . . . .   Million cubic feet per day
MMCG. . . . . . . . . . . . . . . .   Michigan Municipal Cooperative Group
MPSC. . . . . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . . . . .   Megawatts

NEIL. . . . . . . . . . . . . . . .   Nuclear Electric Insurance Ltd.
NML . . . . . . . . . . . . . . . .   Nuclear Mutual Ltd.
NOPR. . . . . . . . . . . . . . . .   Notice of proposed rulemaking
North Michigan. . . . . . . . . . .   North Michigan Land & Oil
NRC . . . . . . . . . . . . . . . .   Nuclear Regulatory Commission

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

Restated Articles of
 Incorporation. . . . . . . . . . .   CMS Energy's restated Articles of
                                      Incorporation as filed with the
                                      Michigan Department of Commerce June
                                      6, 1995 authorizing the Class G Common
                                      Stock and increasing the authorized
                                      capital stock
Retained Interest Shares. . . . . .   The interest in the businesses
                                      attributed to the Consumers Gas Group
                                      that is not held by the holders of the
                                      outstanding shares of Class G Common
                                      Stock

SEC . . . . . . . . . . . . . . . .   Securities and Exchange Commission
Settlement Order. . . . . . . . . .   MPSC Order issued March 31, 1993 in
                                      MPSC Case Nos. U-10127, U-8871 and
                                      others, and the rehearing order issued
                                      May 26, 1993
SGP Partnership . . . . . . . . . .   Specialty gas processors limited
                                      partnership composed of CMS Gas
                                      Transmission and Nitrotec Helium
                                      Corporation
SFAS. . . . . . . . . . . . . . . .   Statement of Financial Accounting
                                      Standards
Superfund . . . . . . . . . . . . .   Comprehensive Environmental Response,
                                      Compensation and Liability Act

Terra . . . . . . . . . . . . . . .   Terra Energy Ltd., an oil and gas
                                      exploration and production company
                                      located in Traverse City, Michigan
TGN . . . . . . . . . . . . . . . .   CMS Gas Transmission's 25 percent
                                      ownership in Argentina's
                                      Transportadora de Gas del Norte S. A.

Walter. . . . . . . . . . . . . . .   Walter International, Inc., an oil and
                                      gas exploration and production company
                                      located in Houston, Texas

                         ARTHUR ANDERSEN LLP



              Report of Independent Public Accountants
              ----------------------------------------



To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month, nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan,
    November 9, 1995


                                                   CMS Energy Corporation
                                              Consolidated Statements of Income
                                                         (Unaudited)


                                                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                     September 30        September 30        September 30
                                                    1995      1994      1995      1994      1995      1994
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                $  640    $  573    $1,723    $1,667    $2,246    $2,188
  Gas utility                                        122       126       801       837     1,116     1,188
  Oil and gas exploration and production              26        25        82        59       101        76
  Independent power production                        25        13        71        30        87        37
  Natural gas transmission, storage and marketing     52        28       133       106       171       143
  Other                                                4         1        11         2        13         3
                                                  ---------------------------------------------------------
      Total operating revenue                        869       766     2,821     2,701     3,734     3,635
                                                  ---------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                      74        80       208       230       284       299
    Purchased power - related parties                124       119       369       359       492       482
    Purchased and interchange power                   72        37       154       134       182       177
    Cost of gas sold                                  93        71       536       566       755       803
    Other                                            168       163       491       456       656       632
                                                  ---------------------------------------------------------
      Total operation                                531       470     1,758     1,745     2,369     2,393
  Maintenance                                         48        46       139       138       192       193
  Depreciation, depletion and amortization            96        85       302       272       410       372
  General taxes                                       45        40       143       138       189       182
                                                  ---------------------------------------------------------
      Total operating expenses                       720       641     2,342     2,293     3,160     3,140
                                                  ---------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                   125       107       295       281       346       335
  Gas utility                                          2         4       110       106       139       156
  Oil and gas exploration and production               5         7        27        11        24         6
  Independent power production                        13         8        40        13        48        13
  Natural gas transmission, storage and marketing      4         2         9         8        10         9
  Other                                                -        (3)       (2)      (11)        7       (24)
                                                  ---------------------------------------------------------
      Total pretax operating income                  149       125       479       408       574       495
                                                  ---------------------------------------------------------
INCOME TAXES                                          32        26       111        97       118       100
                                                  ---------------------------------------------------------
NET OPERATING INCOME                                 117        99       368       311       456       395
                                                  ---------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                     3         3         9        10        12        13
  Accretion expense (Note 2)                          (7)       (8)      (23)      (27)      (32)      (36)
  Other income taxes, net                              3         3         8         9        10         7
  Other, net                                          (1)        2         6         9        17        18
                                                  ---------------------------------------------------------
      Total other income (deductions)                 (2)        -         -         1         7         2
                                                  ---------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                          55        49       168       142       218       191
  Other interest                                       8         5        17        10        25        18
  Capitalized interest                                (2)       (2)       (4)       (5)       (5)       (6)
  Preferred dividends                                  7         7        21        17        28        19
                                                  ---------------------------------------------------------
      Net fixed charges                               68        59       202       164       266       222
                                                  ---------------------------------------------------------
NET INCOME                                        $   47    $   40    $  166    $  148    $  197    $  175
                                                  =========================================================
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKS
  CMS ENERGY                                      $   48    $   40    $  167    $  148    $  198    $  175
                                                  =========================================================
  CLASS G                                         $   (1)   $    -    $   (1)   $    -    $   (1)   $    -
                                                  =========================================================
AVERAGE COMMON SHARES OUTSTANDING
  CMS ENERGY                                          89        86        88        86        88        85
                                                  =========================================================
  CLASS G                                              7         -         7         -         7         -
                                                  =========================================================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
  CMS ENERGY                                      $  .54    $  .46    $ 1.90    $ 1.73    $ 2.26    $ 2.05
                                                  =========================================================
  CLASS G                                         $ (.17)   $    -    $ (.17)   $    -    $ (.17)   $    -
                                                  =========================================================
DIVIDENDS DECLARED PER COMMON SHARE
  CMS ENERGY                                      $  .24    $  .21    $  .66    $  .57    $  .87    $  .75
                                                  =========================================================
  CLASS G                                         $  .28    $    -    $  .28    $    -    $  .28    $    -
                                                  =========================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                   CMS Energy Corporation
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)


                                                                Nine Months Ended        Twelve Months Ended
                                                                   September 30              September 30
                                                                    1995         1994         1995          1994
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 166        $ 148        $ 197         $ 175
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $38, $37,
          $51 and $48, respectively)                                 302          272          410           372
        Capital lease and other amortization                          26           25           37            34
        Debt discount amortization                                    24           28           33            38
        Deferred income taxes and investment tax credit               65           61           60            40
        Accretion expense                                             23           27           32            36
        Accretion income - abandoned Midland project                  (9)         (10)         (12)          (13)
        MCV power purchases - settlement (Note 2)                   (102)         (71)        (118)          (90)
        Other                                                        (35)         (13)         (46)          (15)
        Changes in other assets and liabilities                      (71)         (43)         (16)           85
                                                                   ------       ------       ------        ------
          Net cash provided by operating activities                  389          424          577           662
                                                                   ------       ------       ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                  (527)        (415)        (687)         (584)
  Investments in partnerships and unconsolidated subsidiaries       (174)         (40)        (187)          (66)
  Investments in nuclear decommissioning trust funds                 (38)         (37)         (51)          (48)
  Cost to retire property, net                                       (28)         (25)         (41)          (33)
  Deferred demand-side management costs                               (7)          (5)         (11)          (15)
  Proceeds from sale of property                                       1           10           11            10
  Reduction of investments in MCV Bonds                                -            -            -           309
  Other                                                               (7)          (5)          (6)           (8)
                                                                   ------       ------       ------        ------
          Net cash used in investing activities                     (780)        (517)        (972)         (435)
                                                                   ------       ------       ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans, notes and bonds                          211          178          733           186
  Issuance of common stock                                           148           24          154           148
  Increase (decrease) in notes payable, net                          135          142           74          (163)
  Payment of common stock dividends                                  (60)         (49)         (78)          (64)
  Retirement of bonds and other long-term debt                       (44)        (228)         (95)         (228)
  Payment of capital lease obligations                               (26)         (24)         (37)          (31)
  Repayment of bank loans                                            (14)        (143)        (344)         (278)
  Retirement of common stock                                          (1)          (2)          (1)           (2)
  Issuance of preferred stock                                          -          193            -           193
                                                                   ------       ------       ------        ------
          Net cash provided by (used in) financing activities        349           91          406          (239)
                                                                   ------       ------       ------        ------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS       (42)          (2)          11           (12)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD              79           28           26            38
                                                                   ------       ------       ------        ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $  37        $  26        $  37         $  26
                                                                   ======       ======       ======        ======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                   CMS Energy Corporation
                                                 Consolidated Balance Sheets


                                                                     September 30               September 30
                                                                         1995      December 31      1994
                                                                     (Unaudited)       1994      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $6,007        $5,771        $5,671
  Gas                                                                    2,180         2,102         2,052
  Oil and gas properties (full-cost method)                              1,074           934           925
  Other                                                                     56            61            69
                                                                        -----------------------------------
                                                                         9,317         8,868         8,717
  Less accumulated depreciation, depletion and amortization              4,578         4,299         4,240
                                                                        -----------------------------------
                                                                         4,739         4,569         4,477
  Construction work-in-progress                                            222           245           279
                                                                        -----------------------------------
                                                                         4,961         4,814         4,756
                                                                        -----------------------------------
INVESTMENTS
  Independent power production                                             277           152           131
  First Midland Limited Partnership (Note 2)                               222           218           216
  Natural gas transmission, storage and marketing                          186            40            36
  Midland Cogeneration Venture Limited Partnership (Note 2)                 98            74            71
  Other                                                                     21            16            14
                                                                        -----------------------------------
                                                                           804           500           468
                                                                        -----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                               37            79            26
  Accounts receivable and accrued revenue, less
    allowances of $4, $5 and $4, respectively (Note 7)                     202           156           112
  Inventories at average cost
    Gas in underground storage                                             263           235           271
    Materials and supplies                                                  77            75            79
    Generating plant fuel stock                                             28            37            33
  Trunkline settlement                                                      30            30            30
  Deferred income taxes                                                     18            34            20
  Prepayments and other                                                     87           186            99
                                                                        -----------------------------------
                                                                           742           832           670
                                                                        -----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                                  472           484           490
  Nuclear decommissioning trust funds                                      283           213           204
  Abandoned Midland project (Note 3)                                       135           147           151
  Trunkline settlement                                                      33            55            63
  Other                                                                    426           339           363
                                                                        -----------------------------------
                                                                         1,349         1,238         1,271
                                                                        -----------------------------------

TOTAL ASSETS                                                            $7,856        $7,384        $7,165
                                                                        ===================================







                                                                     September 30               September 30
                                                                         1995      December 31      1994
                                                                     (Unaudited)       1994      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (Note 7)
  Common stockholders' equity                                           $1,439        $1,107        $1,087
  Preferred stock of subsidiary                                            356           356           356
  Long-term debt                                                         2,763         2,709         2,378
  Non-current portion of capital leases                                    101           108           118
                                                                        -----------------------------------
                                                                         4,659         4,280         3,939
                                                                        -----------------------------------




CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     207            64           238
  Notes payable                                                            474           339           401
  Accounts payable                                                         214           194           152
  Accrued taxes                                                            106           216           102
  MCV power purchases - settlement (Note 2)                                 95            95            82
  Accounts payable - related parties                                        49            50            46
  Accrued interest                                                          32            40            29
  Accrued refunds                                                           31            25            37
  Other                                                                    172           198           189
                                                                        -----------------------------------
                                                                         1,380         1,221         1,276
                                                                        -----------------------------------





NON-CURRENT LIABILITIES
  Deferred income taxes                                                    628           582           567
  Postretirement benefits                                                  553           550           556
  MCV power purchases - settlement (Note 2)                                244           324           345
  Deferred investment tax credit                                           173           181           184
  Regulatory liabilities for income taxes, net                              38            16            20
  Trunkline settlement                                                      33            55            63
  Other                                                                    148           175           215
                                                                        -----------------------------------
                                                                         1,817         1,883         1,950
                                                                        -----------------------------------



COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)



TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $7,856        $7,384        $7,165
                                                                        ===================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                   CMS Energy Corporation
                                   Consolidated Statements of Common Stockholders' Equity
                                                         (Unaudited)


                                        Three Months Ended      Nine Months Ended      Twelve Months Ended
                                           September 30            September 30            September 30
                                         1995        1994        1995        1994        1995        1994
                                                                                               In Millions
COMMON STOCK
  At beginning and end of period       $    1      $    1      $    1      $    1      $    1      $    1
                                       -------     -------     -------     -------     -------     -------
OTHER PAID-IN CAPITAL
  At beginning of period                1,740       1,688       1,701       1,672       1,694       1,548
  Common stock reacquired                  (1)         (1)         (1)         (2)         (1)         (2)
  Common stock issued                     195           7         234          24         240         148
  Common stock reissued                     1           -           1           -           2           -
                                       -------     -------     -------     -------     -------     -------
    At end of period                    1,935       1,694       1,935       1,694       1,935       1,694
                                       -------     -------     -------     -------     -------     -------
REVALUATION CAPITAL
  At beginning of period                    1           -           -           -           -           -
  SFAS 115 - unrealized loss,
    net of tax                             (9)          -          (8)          -          (8)          -
                                       -------     -------     -------     -------     -------     -------
    At end of period                       (8)          -          (8)          -          (8)          -
                                       -------     -------     -------     -------     -------     -------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                 (513)       (630)       (595)       (707)       (608)       (719)
  Net income                               47          40         166         148         197         175
  Common stock dividends declared
    CMS Energy                            (21)        (18)        (58)        (49)        (76)        (64)
    Class G                                (2)          -          (2)          -          (2)          -
                                       -------     -------     -------     -------     -------     -------
    At end of period                     (489)       (608)       (489)       (608)       (489)       (608)
                                       -------     -------     -------     -------     -------     -------

TOTAL COMMON STOCKHOLDERS' EQUITY      $1,439      $1,087      $1,439      $1,087      $1,439      $1,087
                                       =======     =======     =======     =======     =======     =======


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


1:   Corporate Structure and Basis of Presentation

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: 1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) electric and gas marketing services to utility, commercial and industrial customers, and 4) storage and transmission of natural gas.

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three, nine and twelve month periods ended September 30, 1995, equity earnings were $19 million, $47 million and $60 million, respectively and $10 million, $21 million and $25 million for the three, nine and twelve month periods ended September 30, 1994.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. At September 30, 1995, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

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

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its future after-tax cash underrecoveries, and possible losses for 1995 and the next four years are shown in the table below.

                                                    After-tax, In Millions
                                         1995   1996   1997    1998   1999

Estimated cash underrecoveries            $88    $56    $55     $ 8    $ 9

Possible additional underrecoveries
 and losses (a)                           $ 5    $20    $22     $72    $72

(a) If unable to sell any capacity above the MPSC's authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including the recovery of MCV capacity above the MPSC's currently authorized level. For further information regarding this proposed settlement, see Note 3.

At September 30, 1995 and December 31, 1994, the after-tax present value of the Settlement Order liability totaled $220 million and $272 million, respectively. The reduction in the liability since December 31, 1994, reflects after-tax cash underrecoveries of $66 million, partially offset by after-tax accretion expense of $14 million. The undiscounted after-tax amount associated with the liability totaled $623 million at September 30, 1995.

Consumers and the MCV Partnership engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. In July 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to additional amounts.

In 1994, Consumers paid $30 million to terminate a power purchase agreement with a proposed 65 MW coal-fired cogeneration facility. Additionally, in 1995, Consumers paid $15 million to terminate a power purchase agreement with a proposed 44 MW wood and chipped-tire facility. Consumers plans to seek MPSC approval to utilize less-expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Cost recovery for this contract capacity would start in late 1996, the year the coal-fired cogeneration facility was scheduled to begin operations. This proposal represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for the canceled facilities. As a result, Consumers has recorded a regulatory asset of $45 million, which it believes will ultimately be recoverable in rates. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of MCV capacity as part of the five year forecast included in the plan case. Although recovery of the costs relating to the MCV capacity was not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for the MCV capacity absent a competitive bid is unlikely to be approved. Consumers has filed exceptions to the ALJ's recommendation. If the MPSC adopts the ALJ's recommendation, the status of the regulatory asset will be reviewed for recoverability.

MCV-related PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. The MPSC confirmed the recovery of certain MCV-related costs as part of the 1993 and 1994 plan case orders. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.

As part of its decision in the 1993 PSCR reconciliation case issued February 23, 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV, and instead allocated those costs to non-jurisdictional customers and reduced recovery from PSCR customers. Consumers believes this is contrary to the terms of the Settlement Order and has appealed the February 23 order on this issue.


3:   Rate Matters

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. In late 1994, Consumers filed a request with the MPSC which could further increase its retail electric rates as much as $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes a proposed increase in Consumers' authorized rate of return on equity to 13 percent from the current 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. Consumers requested that the MPSC eliminate subsidization of residential rates in a two-step adjustment, eliminate all DSM expenditures after April 1995 (see Electric DSM) and allow recovery of all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington (see Note 4).

In response to Consumers' requested rate increase, the MPSC staff initially recommended a final annual increase of $45 million to Consumers' base rates and suggested several options for cost recovery of 325 MW of MCV capacity. However, on motions filed by ABATE and the Attorney General, the ALJ struck portions of the MPSC staff's testimony relating to the cost of this capacity. In May 1995, the MPSC affirmed the ALJ's decision to strike the MPSC staff's testimony and stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. Consumers has filed a petition for rehearing of this order with the MPSC.

The MPSC staff subsequently recommended a $43 million increase in Consumers' base rates. This position reflects a different sales forecast than Consumers', as well as a 12- percent return on equity and a lower equity ratio than that included in Consumers' proposed capital structure. The MPSC staff also recommends the elimination of all rate subsidization by industrial and large commercial customers. In August 1995, the ALJ issued a proposal for decision in this case that recommends a $46 million rate increase. The ALJ generally adopted the MPSC staff's position with adjustments to the MPSC staff's sales forecast and equity ratios. The ALJ also recommended the elimination of rate subsidization. In August 1995, Consumers filed exceptions to the ALJ's proposal. If Consumers' revised position on all issues is adopted, retail electric rates would increase by $88 million.

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers (see Special Rates discussion in the MD&A).

In January 1995, Consumers filed a request with the MPSC, seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts which, if approved, would result in a net decrease in depreciation expense of $7 million for ratemaking purposes. For further information, see Electric Rate Case discussion in the MD&A.

In September 1995, Consumers and the MPSC staff reached a settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Specifically, the agreement would: resolve the current electric rate case and provide for a $50 million annual increase in revenue; substantially reduce rate subsidization by large industrial customers; provide for cost recovery of the 325 MW of uncommitted MCV capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; enable Consumers to negotiate rates for certain large industrial customers; and accelerate recovery of nuclear plant investment. The MPSC subsequently issued an order requiring Consumers to publish a new notice of hearing regarding the proposed settlement. The order also established a prehearing conference for late November 1995.

Abandoned Midland Project: In 1991, the MPSC ordered partial recovery of the abandoned Midland project and Consumers began collecting $35 million pretax annually for the next 10 years. In December 1994, the Court of Appeals upheld the MPSC orders allowing recovery of the abandoned investment. In October 1995, the Michigan Supreme Court denied all parties leave to appeal the Court of Appeals' decision.

Electric DSM: In June 1995, the MPSC authorized Consumers to collect an $11 million incentive for past DSM program performance. As part of the same order, the MPSC authorized Consumers to discontinue future DSM program expenditures and cease all new programs. During 1994, Consumers recognized the $11 million in revenue. Consumers is deferring and amortizing past program costs over the period these costs are being recovered from customers in accordance with an MPSC accounting order. The unamortized balance of deferred costs totaled $69 million at September 30, 1995.

Gas Rates: In 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits against 1994 earnings. The agreement was reached in response to a claim that gas utility business earnings for 1993 were excessive. This charge against earnings partially offsets savings related to reduced state property taxes. The agreement also provides for an additional $4 million of postretirement benefit costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers filed a gas rate case in December 1994. Consumers requested an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of 13.25 percent. In June 1995, the MPSC staff filed its position in this case, recommending an $11 million rate decrease. The MPSC staff's recommendation included a lower rate base, a lower return on common equity, a revised capital structure and a lower operating cost forecast than Consumers had projected. In November 1995, the ALJ issued a proposal for decision that essentially adopted the MPSC staff's position and recommended a $12 million rate decrease. Consumers expects an MPSC decision in early 1996.

GCR Issues: In 1993, the MPSC provided that the price payable to certain intrastate gas producers by Consumers be reduced. As a result, Consumers was not allowed to recover $13 million of costs. Consumers accrued a loss prior to 1993 in excess of the disallowed amount. In March 1995, management concluded that the intrastate producers' pending appeals of the MPSC order would not be successful and accordingly reversed $23 million (pretax) of the previously accrued loss, which represented the portion in excess of the disallowed amount. In June 1995, the Court of Appeals affirmed the MPSC's prior decision. The producers filed a motion for rehearing with the Court of Appeals. That motion was denied and the producers have petitioned the Michigan Supreme Court for review.

In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a $44 million (excluding any interest) gas supply contract pricing dispute with certain intrastate producers. The ALJ found that the market-based pricing provisions required specific MPSC approval before Consumers could apply those prices to purchases under the contracts and found that such approval had not previously been given. Consumers did not agree with the ALJ's findings and filed exceptions with the MPSC. In October 1995, the MPSC issued an order stating that Consumers was not obligated to seek prior approval of price reductions that were implemented under the contracts in question. The producers will undoubtedly continue to pursue companion civil litigation for amounts owed under the producers' theories for previously purchased gas. Consumers believes the MPSC order supports its position that the producers' theories are without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

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

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At September 30, 1995, Consumers has accrued a liability for its estimated losses. Consumers and CMS Energy believe that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

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

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites and the Michigan Department of Environmental Quality (formerly the DNR) has approved three of four plans submitted by Consumers. The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites, since there is limited knowledge of manufactured gas plant contamination at these sites at this time. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At September 30, 1995, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. Consumers believes that remedial action costs are properly recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recoverable in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC has approved similar deferred accounting requests by several other similar Michigan utilities relative to investigation and remedial action costs. In June 1995, as part of Consumers' rate case, the MPSC staff recommended that the MPSC adopt the same accounting and cost recovery previously provided to other Michigan utilities. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

The federal Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Final acid rain program nitrogen oxide regulations specifying the limits applicable to the other coal-fired units are not expected earlier than 1996. Management believes that Consumers' annual operating costs will not be materially affected.



Capital Expenditures: CMS Energy estimated capital expenditures, including investment in unconsolidated subsidiaries and new lease commitments, of $1,067 million for 1995, $766 million for 1996 and $729 million for 1997. Capital expenditures for 1995 include approximately $201 million for acquisitions which commenced in 1994 but did not close until 1995.

Guarantees and Letters of Credit: As of September 30, 1995 CMS Energy and Enterprises have guaranteed up to $143.1 million in contingent obligations of unconsolidated affiliates of Enterprises' subsidiaries.

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

In June 1995, the SEC released a staff report that recommended three legislative options to Congress in regards to PUHCA. For further information, see the Public Utility Holding Company Act Exemption discussion in the MD&A.

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At September 30, 1995, Consumers had 43 separate stray voltage lawsuits awaiting trial court action. Consumers and CMS Energy do not expect the ultimate resolution of these lawsuits to have a material impact on its financial position or results of operations.

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


5:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. In January 1995, the U.S. Sixth Circuit Court of Appeals upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied National Environmental Policy Act requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. In June 1995, the U.S. Supreme Court refused to hear an appeal of this decision as requested by the Attorney General and other parties. As of September 30, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In 1996, Consumers plans to unload and replace one of the loaded casks. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers has been storing low-level waste at its nuclear plant sites. Recently, a site in South Carolina became available for accepting low-level waste. Consumers began shipping its low-level waste to this site during the third quarter of 1995.

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

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict whether the studies being conducted as part of the development plans will support Consumers' proposal to anneal.



6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended September 30 were:

                                                               In Millions
                                 Nine Months Ended     Twelve Months Ended
                                    1995      1994          1995      1994
                                    ----      ----          ----      ----
Cash transactions
  Interest paid (net of
   amounts capitalized)             $159      $126          $195      $163
  Income taxes paid (net
   of refunds)                        25        24            37        19

Non-cash transactions
  Nuclear fuel placed under
   capital lease                    $ 24      $ 18          $ 27      $ 24
  Other assets placed under
   capital leases                      3        11             7        12
  Common Stock issued to
   acquire companies                  86         -            86         -
  Assumption of Debt                  15         -            15         -



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

Prior to the approval of the amendment to the Articles of Incorporation on March 21, 1995, CMS Energy was permitted to issue up to 250 million shares of common stock, $.01 par value and up to 5 million shares of preferred stock, $.01 par value. The filing of the Restated Articles of Incorporation with the Michigan Department of Commerce increased the number of authorized shares of capital stock from 255 million shares to 320 million shares, consisting of 250 million shares of CMS Energy Common Stock, par value $.01 per share, 60 million shares of Class G Common Stock, no par value, and 10 million shares of Preferred Stock, par value $.01 per share.

CMS Energy filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities encompassing Common Stock of CMS Energy (including Class G Common Stock), Preferred Stock of CMS Energy or of a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy. CMS Energy continually evaluates the capital markets and may offer such securities from time to time, at terms to be determined at or prior to the time of the sale. In the third quarter 1995, CMS Energy received net proceeds of approximately $123 million from the issuance of 7.52 million shares of Class G Common Stock at a price to the public of $17.75 per share initially representing 23.5% of the common stockholder's equity value attributed to the Consumers Gas Group. All of the proceeds will be invested in the businesses and used for general corporate purposes of CMS Energy. Initially, such proceeds were used to repay a portion of CMS Energy's indebtedness under the Credit Facility, none of which is attributable to the Consumers Gas Group. The issuance of additional shares, during the third quarter, increased the common stockholder's equity value attributed to the Consumers Gas Group, represented by the outstanding shares of Class G Common Stock, to 23.6% as of September 30, 1995.

Consumers Power

Debt

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. At September 30, 1995, Consumers had an unsecured $425 million facility and unsecured, committed lines of credit aggregating $135 million that are used to finance seasonal working capital requirements. At September 30, 1995 and 1994, Consumers had a total of $474 million and $401 million outstanding under these facilities, respectively.

Other

Consumers has an established $500-million trade receivables purchase and sale program. At September 30, 1995 and 1994, receivables sold under the agreement totaled $210 million. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In April 1995, the MPSC issued an order authorizing Consumers to issue and sell up to $300 million of intermediate and/or long-term debt and $100 million of preferred stock or subordinate debentures. In November 1995, Consumers filed a registration statement with the SEC for the possible future sale of $100 million of Trust Originated Preferred Securities through a business trust affiliated with Consumers. The trust was formed for the sole purpose of issuing preferred securities and investing the proceeds in subordinated notes which will be unsecured obligations of Consumers. The payment of dividends and redemption of the preferred securities are guaranteed by Consumers.

In September 1995, Consumers extended its nuclear fuel leasing arrangement an additional year to November 1997. At September 30, 1995, $67 million of nuclear fuel was under lease.


CMS NOMECO

In February 1995, CMS Energy acquired Walter International, Inc., a Houston-based independent oil company, for approximately $46 million subject to post-closing adjustments. Walter was merged with a wholly-owned subsidiary of CMS NOMECO. In connection with the acquisition, CMS Energy delivered $24 million of CMS Energy Common Stock and CMS NOMECO assumed $12 million of project financing debt and incurred $7 million of intercompany debt to CMS Energy.

In August 1995, CMS Energy acquired 100% of the common stock of Terra Energy Ltd., a gas exploration company, located in Traverse City, Michigan for $63.6 million. Terra has become a wholly owned subsidiary of CMS Nomeco. In connection with the acquisition, CMS Energy has delivered $62.3 million of CMS Energy Common Stock and is expected to deliver an additional $1.3 million of CMS Energy Common Stock, subject to post-closing adjustments.

CMS NOMECO's existing revolving bank credit line, which converts to term loans maturing from November 1996 through November 1999, was increased from $110 million at December 31, 1994 to $130 million at September 30, 1995. $113 million of revolving credit debt was outstanding at a weighted average interest rate of 7.20 percent at September 30, 1995.

Senior serial notes amounting to $28 million, with a weighted average interest rate of 9.40 percent, were repaid in full on August 10, 1995. In connection with this early extinguishment of debt, CMS NOMECO incurred a $1.5 million prepayment penalty. The notes were retired with available proceeds from the bank credit line.

In October 1995, CMS NOMECO filed a registration statement with the SEC covering the issuance of not more than 20 percent of CMS NOMECO Common Stock. Proceeds from the issuance and sale would be used to improve CMS NOMECO's capital structure by reducing existing debt.

CMS Generation

In January 1995, CMS Generation entered into a one-year $118 million bridge credit facility with an outstanding amount of $110 million as of September 30, 1995, for the acquisition of HYDRA-CO. CMS Energy is currently evaluating permanent financing options which are expected to be in place by the end of 1995.


8:   Earnings Per Share and Dividends

Earnings (Loss) per share attributable to CMS Energy Common Stock and Class G Common Stock, for the three, nine and twelve month periods ended September 30, 1995 reflect the initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock participates in earnings and dividends from the issue date. The allocation of earnings
(loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings (Loss) attributable to outstanding Class G Common Stock is equal to Consumers Gas Group net income (loss) multiplied by a fraction, the numerator of which is the weighted average number of shares of Class G Common Stock outstanding during the period and the denominator of which represents the weighted average number of Outstanding Shares and Retained Interest Shares during the period. The seasonal (loss) attributable to Class G Common Stock on a per share basis, for the periods ended September 30, 1995, is determined based on 23.17 percent of the (loss) of the Consumers Gas Group.

Earnings per share for Class G Common Stock are omitted from the statements of income for the periods reported prior to the periods ended September 30, 1995, since the Class G Common Stock was not part of the equity structure of CMS Energy. For purpose of analysis, following are pro forma data for the nine months ended September 30, 1995 and 1994 and the year ended December 31, 1994 which give effect to the issuance and sale of 7.52 million shares of Class G Common Stock (representing 23.5% of the equity attributable to the Consumers Gas Group) as if the sale of all these shares had occurred on January 1, 1994.














                                      In Millions, Except Per Share Amounts
                                                    Pro Forma     Pro Forma
                                            Nine Months Ended    Year Ended
                                                 September 30   December 31
                                            1995         1994          1994
                                           -----        -----         -----

Net Income                                $  166       $  148        $  179

Net Income attributable to CMS Energy
 Common Stock                             $  156       $  137        $  167

Net Income attributable to outstanding
 Class G Common Stock                      $  10        $  11         $  12

Average shares outstanding:
  CMS Energy Common Stock                 88.021       85.742        85.888
  Class G Common Stock                     7.521        7.520         7.520

Earnings per share attributable to
 CMS Energy Common Stock                   $1.76        $1.60         $1.94

Earnings per share attributable to
 outstanding Class G Common Stock          $1.38        $1.41         $1.66



Holders of Class G Common Stock have no direct rights in the equity or assets of the Consumers Gas Group, but rather have rights in the equity and assets of CMS Energy as a whole. In the sole discretion of its Board of Directors, dividends may be paid exclusively to the holders of Class G Common Stock, exclusively to the holders of CMS Energy Common Stock, or to the holders of both classes in equal or unequal amounts. The Board of Directors has stated its intentions to declare and pay dividends on the CMS Energy Common Stock based primarily on the earnings and financial condition of CMS Energy. Dividends on the Class G Common Stock are paid at the discretion of the Board of Directors based primarily upon the earnings and financial condition of the Consumers Gas Group, and to a lesser extent, CMS Energy as a whole. It is the Board of Directors' current intention that the declaration or payment of dividends with respect to the Class G Common Stock will not be reduced, suspended or eliminated as a result of factors arising out of or relating to the electric utility business or the non-utility businesses of CMS Energy unless such factors also require, in the Board of Directors' sole discretion, the omission of the declaration or reduction in payment of dividends on both the CMS Energy Common Stock and the Class G Common Stock.

Dividends declared in July, 1995, of 24 cents per share and 28 cents per share on CMS Energy Common Stock and Class G Common Stock respectively, were paid in August, 1995. In October 1995, the Board of Directors declared a quarterly dividend of 24 cents per share and 28 cents per share on CMS Energy Common Stock and Class G Common Stock respectively.

                            CMS Energy Corporation
                     Management's Discussion and Analysis


This MD&A should be read along with the MD&A in the 1994 Form 10-K of CMS Energy.

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest of which is the automotive industry. Enterprises is engaged in domestic and international non-utility energy-related businesses including: 1) oil and gas exploration and production, 2) development and operation of independent power production facilities, 3) electric and gas marketing services to utility, commercial and industrial customers, and 4) storage and transmission of natural gas.

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

In the third quarter 1995, CMS Energy received net proceeds of approximately $123 million from the issuance of 7.52 million shares of Class G Common Stock at a price to the public of $17.75 per share, initially representing 23.5% of the common stockholder's equity value attributed to the Consumers Gas Group. All of the proceeds will be invested in the businesses and used for general corporate purposes of CMS Energy. Initially, such proceeds were used to repay a portion of CMS Energy's indebtedness under the Credit Facility, none of which is attributable to the Consumers Gas Group. For further information, see
Note 7.


Consolidated earnings for the quarters ended September 30, 1995 and 1994

Consolidated net income totaled $47 million comprised of $48 million of net income attributable to CMS Energy Common Stock and $(1) million net loss attributable to Class G Common Stock for the third quarter of 1995 compared to $40 million or $.46 per share for the third quarter of 1994. Earnings per share, for the third quarter of 1995 are $.54 per share attributable to CMS Energy Common Stock and $(.17) per share attributable to Class G Common Stock. The increase in net income reflects an increase in electric utility sales and gas utility deliveries, increased revenue from the May 1994 electric rate increase and the growth of the non-utility businesses. This increase was offset, however, by reduced gas revenue in 1995 compared to 1994, and higher depreciation and general tax expenses during 1995. For further information, see the Electric and Gas Utility and the individual non-utility Results of Operations sections.

Consolidated earnings for the nine months ended September 30, 1995 and
1994

Consolidated net income totaled $166 million comprised of $167 million of net income attributable to CMS Energy Common Stock and $(1) million net loss attributable to Class G Common Stock for the nine months ended September 30, 1995, compared to $148 million or $1.73 per share for the nine months ended September 30, 1994. Earnings per share, for the nine months ended September 30, 1995 are $1.90 per share attributable to CMS Energy Common Stock and $(.17) per share attributable to Class G Common Stock. The increase in net income primarily reflects increased electric utility sales, an electric rate increase, reversal of losses previously recorded for gas contingencies (see Note 3), and additional earnings reflecting improved operating results from Consumers' interest in the MCV Facility, and the growth of the non-utility businesses. Partially offsetting these increases were a decrease in gas utility deliveries, higher operating expenses during the 1995 period, and DSM incentive revenue recorded in the second quarter of 1994. For further information, see the Electric and Gas Utility and the individual non-utility Results of Operations sections.

Consolidated earnings for the 12 months ended September 30, 1995 and 1994

Consolidated net income totaled $197 million comprised of $198 million of net income attributable to CMS Energy Common Stock and $(1) million net loss attributable to Class G Common Stock for the 12 months ended September 30, 1995, compared to $175 million or $2.05 per share for the 12 months ended September 30, 1994. Earnings per share, for the 12 months ended September 30, 1995 are $2.26 per share attributable to CMS Energy Common Stock and $(.17) per share attributable to Class G Common Stock. The increase in net income reflects higher electric kWh sales, an electric rate increase, and the reversal of losses previously recorded for gas contingencies and the growth of the non-utility business, partially offset by lower gas utility deliveries during 1995, DSM incentive revenue recorded in the 1994 period, and higher operating expenses during 1995. For further information, see the Electric and Gas Utility and the individual non-utility Results of Operations sections.

Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its principal subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.
CMS Energy's consolidated cash from operations continues to primarily reflect Consumers' sale and transportation of natural gas and the generation, sale and transmission of electricity and CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations for the first nine months of 1995 primarily reflects Consumers' increased electric sales and increased electric rates which were approved by the MPSC in mid-1994, offset by Consumers' greater underrecoveries for power costs, primarily associated with the increased 108 MW of contractual capacity purchased from the MCV.

Financing and Investing Activities: Capital expenditures, including assets placed under capital lease, deferred DSM costs and investment in unconsolidated subsidiaries totaled $735 million for the first nine months of 1995 compared with $489 million for the first nine months of 1994. These amounts primarily represent CMS Energy's continued expansion of the non-utility business segments, and capital investments in the electric and gas utility business units. Capital expenditures for 1995 include approximately $201 million for acquisitions which commenced in 1994 but did not close until 1995. CMS Energy's expenditures for the first nine months of 1995 for its utility and non-utility businesses were $312 million and $423 million, respectively.

In the third quarter of 1995, CMS Energy received net proceeds of approximately $123 million from the issuance of 7.52 million shares of Class G Common Stock (see Note 7).

In January, May and August 1995, CMS Energy paid $18 million, $19 million and $21 million, respectively, in cash dividends to holders of CMS Energy Common Stock. In August 1995, CMS Energy paid $2 million in cash dividends to holders of Class G Common Stock. In the second quarter of 1995, CMS Energy received a $70 million common dividend from Consumers.

In October 1995, the Board of Directors declared a quarterly dividend of 28 cents per share on Class G Common Stock and a quarterly dividend of 24 cents per share on CMS Energy Common Stock.

In October 1995, CMS NOMECO filed a registration statement with the SEC for an initial public offering of not more than 20 percent of CMS NOMECO Common Stock. Proceeds from the issuance and sale would be used by CMS NOMECO to improve its capital structure by reducing existing debt.

Financing and Investing Outlook: CMS Energy estimates that capital expenditures, including new lease commitments, will total approximately $2.6 billion for the years 1995 through 1997. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Additionally, CMS Energy will continue to evaluate capital markets in 1995 as a potential source of financing its subsidiaries' investing activities.

                                                             In Millions
Years Ended December 31                        1995       1996      1997
                                              ------     ------    ------

Electric utility                                $  333     $  295    $  252
Gas utility                                        128        119       101
Oil and gas exploration and production (a)         188        120       135
Independent power production (b)                   236        165       173
Natural gas pipeline, storage and marketing (c)    176         67        68
                                                ------     ------    ------
                                                $1,061     $  766    $  729
                                                ======     ======    ======


(a)(b) 1995 capital expenditures include requirements of approximately
(a)$46 million and (b)$155 million for acquisitions which commenced in 1994 but did not close until 1995.

(c) 1995 capital expenditures include requirements of approximately $136 million for the acquisition of TGN.

At September 30, 1995, Consumers had several available sources of credit including unsecured, committed lines of credit totaling $135 million and a $425 million unsecured working capital facility. In July 1995, Consumers signed a new four-year, unsecured working capital facility in an aggregate amount of $425 million replacing a $470 million facility, which expired by its own terms. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital, gas in storage and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million.

Consumers is continuing efforts toward its goal of increasing the equity portion of its capital structure. In November 1995, Consumers filed a registration statement with the SEC for the possible future sale of $100 million of Trust Originated Preferred Securities (see Note 7).

In August 1995, in response to an MPSC staff proposal, Consumers temporarily suspended its common dividends to CMS Energy in lieu of CMS Energy making a direct equity infusion of cash into Consumers. Any reduction in cash dividends from Consumers as a result of this action will be offset by a reduction in the cash outflows for potential equity infusions from CMS Energy to Consumers.





Electric Utility Results of Operations

Electric Pretax Operating Income for the quarters ended September 30, 1995 and 1994: During the third quarter of 1995, electric pretax operating income increased $18 million from the 1994 level. This increase resulted primarily from higher electric kWh sales (see Electric Sales section).
The increased load was due to a combination of hot weather and the resulting increased usage of air conditioning equipment and continued economic growth. The increase was partially offset by higher depreciation, general taxes and operation and maintenance expenses during 1995.

Electric Pretax Operating Income for the nine months ended September 30, 1995 and 1994: Electric pretax operating income for the nine months ended September 30, 1995 increased $14 million from the comparable 1994 period. This increase primarily reflects higher electric kWh sales (see Electric Sales section) and the impact of the May 1994 electric rate increase, which included the recovery of higher postretirement benefit costs. The increase was partially offset by higher operating expenses during 1995, which included $10 million of additional postretirement benefit costs, along with the impact of 1994 DSM incentive revenue.

Electric Pretax Operating Income for the 12 months ended September 30, 1995 and 1994: The $11 million improvement in electric pretax operating income for the 12 months ended September 30, 1995 compared with the corresponding 1994 level is primarily the result of the impact of increased electric kWh sales (see Electric Sales section), and the May 1994 electric rate increase, which included the recovery of the higher postretirement benefit costs. The increases were partially offset by higher operating expenses during 1995, which included $20 million of additional postretirement benefit costs, along with the impact of 1994 DSM incentive revenue.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended
September 30:

                                                                In Millions
                                          Impact on Pretax Operating Income

                         Quarter ended Nine months ended 12 months ended 1995 compared 1995 compared 1995 compared
                             with 1994          with 1994         with 1994

Sales                             $ 34                $43               $41
Rate increases and other
 regulatory issues                   0                  5                16
O&M, general taxes
 and depreciation                  (16)               (34)              (46)
                                 -----              -----             -----
    Total change                   $18                $14               $11
                                 =====              =====             =====

Electric Sales:  Electric sales during the third quarter of 1995 totaled
9.5 billion kWh, a 5.5 percent increase from 1994 levels. During the third quarter of 1995, residential, commercial, and industrial sales increased 15.1 percent, 8.7 percent and 1.9 percent, respectively. Consumers' electric sales have benefited from warmer-than-normal temperatures in July and August and a continuing strong Michigan economy. August 1995 was the third warmest August on record. Electric sales during the nine months ended September 30, 1995 totaled 26.7 billion kWh, a 3.3 percent increase from 1994 levels. This increase reflects continued strength in the industrial and commercial sectors, and warmer weather. During the nine months ended 1995 period, residential, commercial and industrial sales increased 4.6 percent, 5.3 percent and 3.4 percent respectively. Electric sales during the 12 months ended September 30, 1995 totaled 35.3 billion kWh, a 3.6 percent increase from 1994 levels. During the 12 months ended 1995 period, residential, commercial and industrial sales increased 3.0 percent, 4.7 percent and 3.7 percent respectively. The chemicals and transportation equipment segments accounted for the largest share of the growth in industrial kWh sales.

Power Costs: Power costs for the three month period ended September 30, 1995 totaled $270 million, an increase of $34 million from the corresponding 1994 period. This increase primarily reflects higher purchased power costs resulting from the warmer temperatures in July and August 1995. Power costs for the nine month period ended September 30, 1995 totaled $731 million, an $8 million increase from the corresponding 1994 period. Power costs for the 12 month period ended September 30, 1995 totaled $958 million, unchanged from the corresponding 1994 period as increased volumes of both generated and purchased power were offset by lower prices. Combined, the average cost of power per kWh for system sales requirements decreased to 2.52 cents from 2.60 cents.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership increased to 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $66 million for the first nine months of 1995. Estimated future after-tax cash underrecoveries, and possible losses for 1995 and the next four years are shown in the table below.

                                                After-tax, In Millions
                                     1995   1996   1997    1998   1999

Estimated cash underrecoveries        $88    $56    $55     $ 8    $ 9

Possible additional underrecoveries
 and losses (a)                       $ 5    $20    $22     $72    $72

(a) If unable to sell any capacity above the MPSC's authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including the recovery of MCV capacity above the MPSC's currently authorized level. For further information regarding the settlement, see Note 3.

Consumers and the MCV Partnership engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. In July 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to additional amounts.

In July 1994 and February 1995, Consumers terminated power purchase agreements with a proposed 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. Consumers plans to seek MPSC approval to utilize 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of 65 MW of MCV capacity as part of the five year forecast included in the plan case. Although recovery of the costs relating to the MCV capacity was not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for the MCV capacity absent a competitive bid is unlikely to be approved. Consumers has filed exceptions to the ALJ's recommendation. For further information, see Note 2.

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. Consumers filed a request with the MPSC in late 1994, to further increase its retail electric rates. As part of this case, in May 1995, the MPSC stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. This ruling is subject to rehearing. In August 1995, the ALJ recommended a final annual rate increase of $46 million. Consumers' currently seeks an increase of $88 million. For further information regarding Consumers' request and the staff's recommendation, see Note 3.

Additionally, in January 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. In April 1995, the MPSC staff's filing did not support Consumers' requested increase in depreciation expense, but instead proposed a decrease of $24 million. In addition, the MPSC staff also did not support the reallocation of plant investment as proposed by Consumers but suggested several alternatives which could partially address this issue. In September 1995, the ALJ issued a proposal for decision that essentially supported the MPSC staff's position regarding depreciation expense and recommended that the MPSC reject both Consumers' and the MPSC staff's positions regarding the reallocation of Consumers' depreciation reserve and plant investment. A final order is expected in late 1995.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues, including Consumers' current electric rate case, depreciation case, special rate case (discussed below) and cost recovery of 325 MW of uncommitted MCV capacity. The MPSC subsequently issued an order requiring Consumers to publish a new notice of hearing regarding the proposed settlement. The order also established a prehearing conference for late November 1995. For more information regarding the settlement, see Note 3.

Special Rates: In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers, and that have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility, and allow use of MCV contract capacity above the level currently authorized by the MPSC, to respond to customers' alternative energy options. In May 1995, the MPSC issued an order stating that it has legal authority to approve a range of rates under which Consumers could negotiate prices with customers that have competitive energy alternatives. However, the MPSC dismissed from consideration, in this proceeding, the issues related to Consumers' proposed use of the additional 325 MW of MCV contract capacity to serve these customers. In June 1995, Consumers filed a petition for rehearing of this decision with the MPSC. As of September 30, 1995, all parties have filed briefs and reply briefs in these proceedings.

Electric Conservation Efforts: In June 1995, the MPSC issued an order that authorized Consumers to collect an $11 million incentive related to Consumers' achievement of certain DSM program objectives. The MPSC also authorized Consumers to discontinue future DSM program expenditures and cease all new programs. Consumers recognized the $11 million in revenue during 1994. For further information, see Note 3.

Electric Capital Expenditures: CMS Energy estimates capital expenditures, including new lease commitments, related to Consumers' electric utility operations of $333 million for 1995, $295 million for 1996 and $252 million for 1997. These amounts include an attributed portion of anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

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

Consumers is pursuing several strategies to retain its current "at-risk" customers. These strategies include a request that the MPSC allow Consumers to offer special competitive service rates to current industrial customers which have demonstrated an ability to seek alternate electric supplies and to attract new customers which are considering locating or expanding facilities in Michigan. In an effort to meet the challenge of competition, Consumers signed a sales contract in mid-October 1995 with its largest customer, General Motors Corporation, which provides that Consumers will be the sole provider of approximately 450 MW of electricity for 19 manufacturing facilities currently located in Michigan. Under the contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for competitively discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) during the first five years of the contract. The contract was approved by the MPSC in late October 1995.

As part of its current electric rate case, Consumers has requested that the MPSC eliminate the rate subsidization of residential customers. If approved, commercial and industrial customers' electric costs would decrease by a total of approximately $80 million, or approximately 6 percent, per year. Consumers is committed to holding operation and maintenance expenses level and continuing to improve customer service. Consumers is also working with large customers to identify ways to improve the efficiency with which energy is used.

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. Consumers and ABATE sought rehearing regarding a number of issues included in the order. In September 1995, the MPSC denied the rehearing requests. Consumers, ABATE and the Dow Chemical Company have filed claims of appeal of the MPSC's retail wheeling orders. Consumers anticipates that these appeals will be consolidated with appeals previously filed by Detroit Edison and the Attorney General. Consumers does not expect this short-term experiment to have a material impact on its financial position or results of operations.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals, is a requirement that utilities provide open access to the domestic interstate transmission grid. Under the FERC's proposal, all utilities would be required to use these tariffs for their own wholesale sales of electric energy, and the utilities would be allowed the opportunity to recover wholesale stranded costs (including those applicable to municipalization situations). Consumers is unable to predict what (if any) final rules that may be issued by the FERC related to this proposal. However, management believes that Consumers is well-positioned to conform to open access as it has been voluntarily providing this transmission service since 1992.

Nuclear Matters: In July 1995, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report recognized improved performance at the plant, specifically in the areas of Engineering and Plant Operations. In the report, the NRC noted areas which continue to require management's attention, but also recognized the development and implementation of plans for corrective action designed to address previously identified weak areas. The report noted that performance in the areas of Maintenance and Plant Support was good and remained unchanged.

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

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers has been storing low-level waste at its nuclear plant sites. Recently, a site in South Carolina became available for accepting low-level waste. Consumers began shipping its low-level waste to this site during the third quarter of 1995.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict whether the studies being conducted as a part of the development plans will support Consumers' proposal to anneal.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At September 30, 1995, Consumers had 43 separate stray voltage lawsuits awaiting trial court action. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations. For further information, see Note 4.


Consumers Gas Group Results of Operations

Gas Pretax Operating Income for the quarters ended September 30, 1995 and 1994: During the third quarter of 1995, gas pretax operating income decreased $2 million from the 1994 level. The decreased operating income reflects lower gas revenue in 1995 compared to 1994 as a result of a cumulative revenue adjustment recorded in 1994 which increased revenues for that year, and higher depreciation expense during 1995. Partially offsetting this decrease was an 11.4 percent increase in gas deliveries (see Gas Deliveries section), and lower operation, maintenance and general tax expenses during 1995.

Gas Pretax Operating Income for the nine months ended September 30, 1995 and 1994: The $4 million increase in gas pretax operating income for the nine months ended September 30, 1995 compared with the same 1994 period reflects the reversal of losses previously recorded for gas contingencies (see Note 3) and lower general tax and gas operation and maintenance expenses. Partially offsetting this increase were lower gas deliveries (see Gas Deliveries section) and higher depreciation.

Gas Pretax Operating Income for the 12 months ended September 30, 1995 and 1994: The $17 million decrease in 1995 gas pretax operating income compared with 1994 reflects lower gas deliveries (see Gas Deliveries section) and higher depreciation and general taxes, partially offset by the reversal of losses previously recorded for gas contingencies and lower operation and maintenance expenses.

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended September 30:

                                                                In Millions
                                          Impact on Pretax Operating Income

                         Quarter ended Nine months ended 12 months ended 1995 compared 1995 compared 1995 compared
                             with 1994          with 1994         with 1994

Deliveries                        $  1               $(13)             $(29)
Recovery of gas costs and
 other regulatory issues            (9)                17                14
O&M, general taxes
 and depreciation                    6                  -                (2)
                                  ----               ----              ----
    Total change                  $ (2)              $  4              $(17)
                                  ====               ====              ====

Gas Deliveries: During the third quarter of 1995, gas sales and gas transported, excluding transport to the MCV and off-system transportation, totaled 31.9 bcf, an 11.4 percent increase from the corresponding 1994 level. Gas sales and gas transported increased 1.0 bcf and 2.2 bcf, respectively, with the majority of the change attributable to increased usage. For the nine months ended September 30, 1995, gas sales and gas transported for all customer classes totaled 273.1 bcf, an 8.5 percent decrease from the corresponding 1994 level. Gas sales decreased 8.6 bcf while transport deliveries increased 4.7 bcf. The decrease in firm sales occurred primarily due to warmer temperatures. For the 12 months ended September 30, 1995, gas sales and gas transported for all customer classes totaled 383.7 bcf, a 9.5 percent decrease from the corresponding 1994 level, reflecting record cold winter weather during the 12 months ended September 30, 1994 and significantly warmer weather during the 12 months ended September 30, 1995 period.

Cost of Gas Sold: The utility cost of gas sold for the third quarter of 1995 increased $5 million from the 1994 level. The utility cost of gas sold for the nine months ended September 30, 1995 decreased $40 million from the 1994 level as a result of reduced deliveries and the reversal of a gas supplier loss contingency. The utility cost of gas sold for the 12 months ended September 30, 1995 decreased $58 million from the corresponding 1994 level which was also the result of reduced gas deliveries and the gas supplier loss contingency reversal.


Consumers Gas Group Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates by $21 million. The requested increase in revenue reflects increased expenditures, including those associated with postretirement benefits, and proposes a 13 percent return on equity. In June 1995, the MPSC staff filed its position in this case, recommending an $11 million rate decrease. In November 1995 the ALJ issued a proposal for decision that essentially adopted the MPSC staff's position and recommended a $12 million rate decrease. A final order from the MPSC is expected in early 1996. For further information regarding Consumers' current gas rate case, see Note 3.

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

GCR Issues: In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a $44 million (excluding any interest) gas supply contract pricing dispute with certain intrastate producers. The ALJ found that the market-based pricing provisions required specific MPSC approval before Consumers could apply those prices to purchases under the contracts and found that such approval had not previously been given. Consumers did not agree with the ALJ's findings and filed exceptions with the MPSC. In October 1995, the MPSC issued an order stating that Consumers was not obligated to seek prior approval of price reductions that were implemented under the contracts in question. The producers will undoubtedly continue to pursue companion civil litigation for amounts owed under the producers' theories for previously purchased gas. Consumers believes the MPSC order supports its position that the producers' theories are without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

Gas Capital Expenditures: CMS Energy estimates capital expenditures, including new lease commitments, related to Consumers' gas utility operations of $128 million for 1995, $119 million for 1996 and $101 million for 1997. These amounts include an attributed portion of anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At September 30, 1995, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

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

Consumers Gas Group Outlook

Consumers currently anticipates gas deliveries to grow approximately 2.0 percent per year (excluding MCV transportation and off-system deliveries) over the next five years, primarily due to a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. Consumers plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system.

New technologies being developed on a national level, such as the emerging use of natural gas vehicles, also provide Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas.

Low Income Home Energy Assistance Program funding currently provides approximately $71 million in heating assistance to approximately 400,000 Michigan households, with approximately 18 percent of funds going to Consumers' customers. However, recent actions by the U. S. House of Representatives Committee on Appropriations has put restoration of funding for fiscal year 1996 at risk. Consumers is continuing vigorous efforts to maintain this funding.


Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1995 decreased $2 million from the same period in 1994, reflecting a $2 million U.S. cost center write-down due to low gas and oil prices recorded in the third quarter of 1995 and the recognition of a $4.8 million gain from the disposition of a gas sales
contract in the third quarter of 1994.    The comparison of the quarter's
results also reflects higher oil and gas sales volumes, partially offset by lower average market prices for gas. Pretax operating income for the nine and twelve months ended September 30, 1995 increased $16 million and $18 million, respectively, over the comparable 1994 periods primarily due to gains from the assignment of gas supply contracts ($9.9 million in March 1995 and $4.8 million in July 1994) and higher sales volumes and oil sales prices, partially offset by lower average market prices for gas.

Capital Expenditures: In February 1995, CMS NOMECO closed on the acquisition of Walter International, Inc. for approximately $46 million, consisting of approximately $24 million of CMS Energy Common Stock and $22 million in both cash and assumed debt. Post-closing adjustments may result in the issuance of approximately $3 million of additional
CMS Energy Common Stock. CMS NOMECO's acquisition of Walter added net production of 5,500 barrels per day in 1995 and proven reserves of approximately 20 million barrels of oil.

In August 1995, CMS NOMECO acquired Terra Energy Ltd. with $62.3 million of CMS Energy Common Stock. Post-closing adjustments may result in the issuance of approximately $1.3 million of additional CMS Energy Common Stock. Terra Energy Ltd added about 92 bcf of proven gas reserves.

Other capital expenditures for the nine months ended September 30, 1995 approximated $48 million, primarily for development of existing oil and gas reserves. These expenditures were made both domestically ($16 million) and internationally ($32 million), including $12 million in Ecuador development drilling and facilities construction.

CMS Energy currently plans to invest $443 million, including the Walter and Terra acquisitions, from 1995 to 1997 relating to its oil and gas exploration and production operations. These capital expenditures will be concentrated in North and South America and offshore west Africa.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1995 increased $5 million over the comparable 1994 period, primarily reflecting higher capacity sales from the MCV partnership, as well as additional equity earnings by CMS Generation subsidiaries primarily due to additional electric generating capacity. Pretax operating income increased $27 million and $35 million for the nine and twelve months ended September 30, 1995, respectively, as compared to the comparable 1994 periods, primarily reflecting additional electric generating capacity and improved equity earnings and operating efficiencies.

Capital Expenditures: In January 1995, CMS Generation completed its acquisition of HYDRA-CO. CMS Generation purchased 100 percent of HYDRA-CO's stock for $207 million, including approximately $52 million of
current assets.    With the acquisition, CMS Generation assumed ownership
in 735 MW of gross capacity and 224 MW of net ownership. CMS Generation will manage and operate eight plants previously managed by HYDRA-CO and will also assume construction management responsibility for a 60 MW diesel-fueled plant which has begun in Jamaica. The plant is scheduled to go into service in the third quarter of 1996. CMS Generation partially financed the acquisition with a one year $118 million bridge credit facility supplied by a consortium of four banks led by Union Bank of California, of which $110 million remains outstanding as of September 30, 1995. CMS Energy is currently evaluating permanent financing options which are expected to be in place by the end of 1995.

The Moroccan government has selected a consortium of CMS Generation and Asea Brown Boveri Energy Ventures to exclusively negotiate a definitive agreement for the privatization and expansion of a Moroccan power plant. The privatization of the coal-fired Jorf Lasfar plant, Southwest of Casablanca, includes the transfer of possession and the right to operate two 330 MW generating units which are nearing completion, and the construction and operation of another two 330 MW units. The output of the plants will be sold to the Moroccan national utility. The operations of the existing facilities acquired are expected to partially finance the construction of the two additional units. Initial capital expenditures will approximate $300 million.

In April 1995, CMS Generation signed a letter of intent to divest its interest in the Argentine thermal electric generation plant, Centrales Termicas San Nicolas. The divestiture was completed in July 1995, under which CMS Generation received securities, which contain an option to put, exercisable in fifteen years and was repaid for funds CMS Generation previously loaned to the plant.

In August 1995, CMS Generation and Empresa de Energia y Vapor reached an agreement with YPF S.A., Argentina's largest oil company, to supply YPF with electricity and steam from a 150 MW natural gas fueled plant to be built at YPF's La Plata oil refinery in Buenos Aires Province, Argentina. CMS Generation holds a 39 percent ownership interest in the project and will serve as plant operator. Financing for the project is expected to be complete in early 1996, with a two year construction period to begin shortly thereafter.

In August 1995, CMS Generation increased its interest in Hidroelectrica El Chocon, a 1,320 MW hydroelectric plant in Neuquen Province, Argentina, from 14.75% to 17.23%.

CMS Energy currently plans to invest $574 million (including the HYDRA-CO acquisition) relating to its independent power production operations from 1995 to 1997. CMS Generation will pursue acquisitions and development of electric generating plants in the United States, Latin America, southern Asia and the Pacific Rim region.


Natural Gas Transmission, Storage and Marketing

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1995 increased $2 million and for the nine and twelve months ended September 30, 1995 increased $1 million, respectively, over the same periods for 1994, reflecting earnings growth from existing and new gas pipeline and storage projects and gas marketed to end-users.

Capital Expenditures: Effective January 1, 1995, CMS Gas Transmission increased its ownership of the Antrim facilities to 100 percent by acquiring the remaining 40 percent. Under a new agreement with MichCon, CMS Gas Transmission will provide a gas treating service for up to 260 MMcf/d of Antrim gas. A 70 MMcf/d facility is currently under construction with an expected in-service date of January 1996.
In July 1995, CMS Gas Transmission was the successful bidder in acquiring a 25 percent ownership interest in TGN, an Argentine natural gas transporter, for $136 million. TGN, which has current annual revenues of approximately $150 million, owns and operates 2,600 miles of pipelines that provide natural gas transmission service to the northern and central parts of Argentina, with almost one bcf per day of existing pipeline capacity.

Also in July 1995, CMS Gas Transmission received final regulatory approval to construct, at a cost of $3 million, a 3.1 mile pipeline from its natural gas transmission system to an interconnection with an existing pipeline at the St. Clair River, south of Port Huron, Michigan. Construction has commenced and an in-service date of December 1995 is expected. The pipeline will provide significantly increased gas supply flexibilities in the U.S. and Canada.

CMS Gas Transmission, through its 50 percent ownership in the SGP Partnership, currently has two helium recovery plants under construction and scheduled to be in service no later than the first quarter of 1996. The total estimated capital cost for these two plants, located in Colorado and Kansas, is $8.2 million. One helium recovery plant was placed in service in October 1995. The partnership has also started construction on a $5.2 million nitrogen facility in Texas.

CMS Energy currently plans to invest $311 million from 1995 to 1997 relating to its non-utility gas operations, continuing to pursue development of natural gas storage and gathering and pipeline operations both domestically and internationally. CMS Energy also plans to work toward the development of a Midwest "market center" for natural gas through strategic alliances and asset acquisition and development.

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

In June 1995, the SEC released a staff report that recommended legislative options to Congress: 1) repeal PUHCA and strengthen the ability of the FERC and state regulators to obtain books and records, conduct audits and review affiliate transactions; 2) a repeal of PUHCA, without condition; or
3) amend PUHCA to give the SEC broader exemptive authority. The SEC staff supported option 1 because it would achieve the benefits of unconditional repeal, while preserving the ability of states to protect consumers. In October, a bill was introduced in the U. S. Senate to transfer oversight of public utility holding companies from the SEC to FERC.

New Accounting Standards: In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes a portion of an asset's cost from a company's rate base. CMS Energy does not expect the application of this statement to have a material impact on its financial position or results of operations.

In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for 1996. This new standard encourages companies to apply the fair-value method of accounting for stock compensation, but permits continued use of the intrinsic-value method, with disclosure of pro-forma net income and earnings per share as if the fair-value method had been applied. CMS Energy does not believe that changing to the fair-value method would have a material impact on its financial position or results of operations.

                     (This page intentionally left blank)

                           ARTHUR ANDERSEN LLP




                Report of Independent Public Accountants
                ----------------------------------------


To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month, nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                            Arthur Andersen LLP

Detroit, Michigan,
    November 9, 1995

                                                   Consumers Power Company
                                              Consolidated Statements of Income
                                                         (Unaudited)
                                                     Three Months Ended   Nine Months Ended  Twelve Months Ended
                                                         September 30        September 30        September 30
                                                        1995      1994      1995      1994      1995      1994
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                            $  640    $  573    $1,723    $1,667    $2,246    $2,188
  Gas                                                    122       126       801       837     1,116     1,188
  Other                                                   10         6        30         9        36        11
                                                      ---------------------------------------------------------
      Total operating revenue                            772       705     2,554     2,513     3,398     3,387
                                                      ---------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                          74        80       208       230       284       299
    Purchased power - related parties                    124       119       369       359       492       482
    Purchased and interchange power                       72        37       154       134       182       177
    Cost of gas sold                                      53        48       435       475       622       680
    Other                                                142       145       419       408       573       556
                                                      ---------------------------------------------------------
      Total operation                                    465       429     1,585     1,606     2,153     2,194
  Maintenance                                             47        45       136       136       188       190
  Depreciation, depletion and amortization                81        75       262       243       354       327
  General taxes                                           43        39       138       133       183       176
                                                      ---------------------------------------------------------
      Total operating expenses                           636       588     2,121     2,118     2,878     2,887
                                                      ---------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                               125       107       295       281       346       335
  Gas                                                      2         4       110       106       139       156
  Other                                                    9         6        28         8        35         9
                                                      ---------------------------------------------------------
      Total pretax operating income                      136       117       433       395       520       500

INCOME TAXES                                              36        30       121       109       132       126
                                                      ---------------------------------------------------------
NET OPERATING INCOME                                     100        87       312       286       388       374
                                                      ---------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends from affiliates                                4         4        13        12        17        17
  Accretion income                                         3         3         9        10        12        13
  Accretion expense (Note 2)                              (7)       (8)      (23)      (27)      (32)      (36)
  Other income taxes, net                                  3         3         9        10        11        10
  Other, net                                               1         1         2         1        11         7
                                                      ---------------------------------------------------------
      Total other income                                   4         3        10         6        19        11
                                                      ---------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                              35        34       106       101       140       138
  Other interest                                           7         4        16         9        24        16
  Capitalized interest                                    (1)        -        (2)       (1)       (2)       (1)
                                                      ---------------------------------------------------------
      Net interest charges                                41        38       120       109       162       153
                                                      ---------------------------------------------------------
Net Income                                                63        52       202       183       245       232

Preferred Stock Dividends                                  7         7        21        17        28        19
                                                      ---------------------------------------------------------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK         $   56    $   45    $  181    $  166    $  217    $  213
                                                      =========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                                   Consumers Power Company
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                                   Nine Months Ended        Twelve Months Ended
                                                                      September 30              September 30
                                                                    1995         1994         1995          1994
                                                                                                     In Millions

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 202        $ 183        $ 245         $ 232
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $38, $37,
          $51 and $48, respectively)                                 262          243          354           327
        Capital lease and other amortization                          27           24           38            33
        Deferred income taxes and investment tax credit               52           56           52            42
        Accretion expense                                             23           27           32            36
        Accretion income - abandoned Midland project                  (9)         (10)         (12)          (13)
        MCV power purchases - settlement (Note 2)                   (102)         (71)        (118)          (90)
        Other                                                        (24)          (8)         (31)           (8)
        Changes in other assets and liabilities                     (113)         (95)           6            47
                                                                   ------       ------       ------        ------
          Net cash provided by operating activities                  318          349          566           606
                                                                   ------       ------       ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                  (278)        (313)        (411)         (443)
  Investments in nuclear decommissioning trust funds                 (38)         (37)         (51)          (48)
  Cost to retire property, net                                       (28)         (25)         (41)          (33)
  Deferred demand-side management costs                               (7)          (5)         (11)          (15)
  Proceeds from sale of property                                       1           10            4            10
  Other                                                               (5)           2           (5)            1
  Proceeds from Midland-related assets                                 -            -            -           309
                                                                   ------       ------       ------        ------
          Net cash used in investing activities                     (355)        (368)        (515)         (219)
                                                                   ------       ------       ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                          135          142           74          (164)
  Payment of common stock dividends                                  (70)        (113)        (133)         (167)
  Payment of capital lease obligations                               (26)         (23)         (37)          (30)
  Payment of preferred stock dividends                               (21)         (12)         (28)          (15)
  Retirement of bonds and other long-term debt                        (1)        (133)          (1)         (133)
  Repayment of bank loans                                              -         (141)        (328)         (172)
  Proceeds from preferred stock                                        -          193            -           193
  Contribution from stockholder                                        -          100            -           100
  Proceeds from bank loans                                             -            -          400             -
                                                                   ------       ------       ------        ------
          Net cash provided by (used in) financing activities         17           13          (53)         (388)
                                                                   ------       ------       ------        ------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                  (20)          (6)          (2)           (1)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD              25           13            7             8
                                                                   ------       ------       ------        ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $   5        $   7        $   5         $   7
                                                                   ======       ======       ======        ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   Consumers Power Company
                                                 Consolidated Balance Sheets
                                                               September 30                September 30
                                                                    1995      December 31       1994
                                                                (Unaudited)       1994      (Unaudited)
                                                                                            In Millions
                                         ASSETS
PLANT (At original cost)
  Electric                                                         $6,007        $5,771        $5,671
  Gas                                                               2,132         2,064         2,014
  Other                                                                30            30            26
                                                                   -----------------------------------
                                                                    8,169         7,865         7,711
  Less accumulated depreciation, depletion and amortization         4,041         3,794         3,747
                                                                   -----------------------------------
                                                                    4,128         4,071         3,964
  Construction work-in-progress                                       217           241           279
                                                                   -----------------------------------
                                                                    4,345         4,312         4,243
                                                                   -----------------------------------
INVESTMENTS
  Stock of affiliates                                                 326           317           313
  First Midland Limited Partnership (Note 2)                          222           218           216
  Midland Cogeneration Venture Limited Partnership (Note 2)            98            74            71
  Other                                                                 8             8             8
                                                                   -----------------------------------
                                                                      654           617           608
                                                                   -----------------------------------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                           5            25             7
  Accounts receivable and accrued revenue, less
    allowances of $3, $4 and $4, respectively (Note 7)                 78           100            72
  Accounts receivable - related parties                                49            12            65
  Inventories at average cost
    Gas in underground storage                                        263           235           271
    Materials and supplies                                             73            75            79
    Generating plant fuel stock                                        28            37            33
  Trunkline settlement                                                 30            30            30
  Postretirement benefits                                              25            25            25
  Deferred income taxes                                                20            35            22
  Prepayments and other                                                47           143            56
                                                                   -----------------------------------
                                                                      618           717           660
                                                                   -----------------------------------
NON-CURRENT ASSETS
  Postretirement benefits                                             466           478           484
  Nuclear decommissioning trust funds                                 283           213           204
  Abandoned Midland Project (Note 3)                                  135           147           151
  Trunkline settlement                                                 33            55            63
  Other                                                               283           270           309
                                                                   -----------------------------------
                                                                    1,200         1,163         1,211
                                                                   -----------------------------------
TOTAL ASSETS                                                       $6,817        $6,809        $6,722
                                                                   ===================================

                                                               September 30                September 30
                                                                    1995      December 31       1994
                                                                (Unaudited)       1994      (Unaudited)
                                                                                            In Millions
                        STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                   $  841        $  841        $  841
    Paid-in-capital                                                   491           491           491
    Revaluation capital                                                22            15            14
    Retained earnings since December 31, 1992                         191            80           107
                                                                   -----------------------------------
                                                                    1,545         1,427         1,453
  Preferred stock                                                     356           356           356
  Long-term debt                                                    1,921         1,953         1,701
  Non-current portion of capital leases                               101           108           109
                                                                   -----------------------------------
                                                                    3,923         3,844         3,619
                                                                   -----------------------------------


CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                 88            45           226
  Notes payable                                                       474           339           401
  Accounts payable                                                    133           165           137
  MCV power purchases - settlement (Note 2)                            95            95            82
  Accrued taxes                                                        73           173            77
  Accounts payable - related parties                                   53            51            47
  Accrued refunds                                                      31            25            37
  Accrued interest                                                     26            37            27
  Other                                                               161           187           180
                                                                   -----------------------------------
                                                                    1,134         1,117         1,214
                                                                   -----------------------------------


NON-CURRENT LIABILITIES
  Deferred income taxes                                               593           568           546
  Postretirement benefits                                             534           532           538
  MCV power purchases - settlement (Note 2)                           244           324           345
  Deferred investment tax credit                                      172           179           182
  Regulatory liabilities for income taxes, net                         38            16            20
  Trunkline settlement                                                 33            55            63
  Other (Note 4)                                                      146           174           195
                                                                   -----------------------------------
                                                                    1,760         1,848         1,889
                                                                   -----------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,817        $6,809        $6,722
                                                                   ===================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                                   Consumers Power Company
                                   Consolidated Statements of Common Stockholder's Equity
                                                         (Unaudited)

                                                 Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                     September 30        September 30        September 30
                                                    1995      1994      1995      1994      1995      1994
                                                                                                In Millions
COMMON STOCK
  At beginning and end of period                  $  841    $  841    $  841    $  841    $  841    $  841
                                                  ---------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                             491       491       491       391       491       391
  Stockholder's contribution                           -         -         -       100         -       100
                                                  ---------------------------------------------------------
   At end of period                                  491       491       491       491       491       491
                                                  ---------------------------------------------------------
REVALUATION CAPITAL
  At beginning of period                              19        12        15         -        14         -
  Implementation of SFAS 115 - January 1, 1994         -         -         -        20         -        20
  Change in unrealized gain (loss), net of tax         3         2         7        (6)        8        (6)
                                                  ---------------------------------------------------------
    At end of period                                  22        14        22        14        22        14
                                                  ---------------------------------------------------------
RETAINED EARNINGS
  At beginning of period                             135        93        80        54       107        61
  Net income                                          63        52       202       183       245       232
  Common stock dividends declared                      -       (31)      (70)     (113)     (133)     (167)
  Preferred stock dividends declared                  (7)       (7)      (21)      (17)      (28)      (19)
                                                  ---------------------------------------------------------
    At end of period                                 191       107       191       107       191       107
                                                  ---------------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                 $1,545    $1,453    $1,545    $1,453    $1,545    $1,453
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


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. At September 30, 1995, Consumers, through its subsidiaries, held the following assets related to the MCV: 1) CMS Midland owned a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings held through the FMLP a 35 percent lessor interest in the MCV Facility.

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

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. If Consumers is unable to sell any capacity above the current MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its future after-tax cash underrecoveries, and possible losses for 1995 and the next four years are shown in the table below.

                                                    After-tax, In Millions
                                         1995   1996   1997    1998   1999

Estimated cash underrecoveries            $88    $56    $55     $ 8    $ 9

Possible additional underrecoveries
 and losses (a)                           $ 5    $20    $22     $72    $72

(a) If unable to sell any capacity above the MPSC's authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including the recovery of MCV capacity above the MPSC's currently authorized level. For further information regarding this proposed settlement, see Note 3.

At September 30, 1995 and December 31, 1994, the after-tax present value of the Settlement Order liability totaled $220 million and $272 million, respectively. The reduction in the liability since December 31, 1994, reflects after-tax cash underrecoveries of $66 million, partially offset by after-tax accretion expense of $14 million. The undiscounted after-tax amount associated with the liability totaled $623 million at September 30, 1995.

Consumers and the MCV Partnership engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. In July 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to additional amounts.

In 1994, Consumers paid $30 million to terminate a power purchase agreement with a proposed 65 MW coal-fired cogeneration facility. Additionally, in 1995, Consumers paid $15 million to terminate a power purchase agreement with a proposed 44 MW wood and chipped-tire facility. Consumers plans to seek MPSC approval to utilize less-expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Cost recovery for this contract capacity would start in late 1996, the year the coal-fired cogeneration facility was scheduled to begin operations. This proposal represents significant savings to Consumers' customers, compared to the cost approved by the MPSC for the canceled facilities. As a result, Consumers has recorded a regulatory asset of $45 million, which it believes will ultimately be recoverable in rates. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of the 65 MW of MCV capacity as part of the five year forecast included in the plan case. Although recovery of the costs relating to the MCV capacity was not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for the MCV capacity absent a competitive bid is unlikely to be approved. Consumers has filed exceptions to the ALJ's recommendation. If the MPSC adopts the ALJ's recommendation, the status of the regulatory asset will be reviewed for recoverability.

MCV-related PSCR Matters: Consistent with the terms of the 1993 Settlement Order, Consumers withdrew its appeals of various MPSC orders issued in connection with several PSCR cases. The MPSC confirmed the recovery of certain MCV-related costs as part of the 1993 and 1994 plan case orders. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.

As part of its decision in the 1993 PSCR reconciliation case issued February 23, 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV, and instead allocated those costs to non-jurisdictional customers and reduced recovery from PSCR customers. Consumers believes this is contrary to the terms of the Settlement Order and has appealed the February 23 order on this issue.


3:   Rate Matters

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. In late 1994, Consumers filed a request with the MPSC which could further increase its retail electric rates as much as $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the MCV contract capacity above 915 MW. The request includes a proposed increase in Consumers' authorized rate of return on equity to 13 percent from the current 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. Consumers requested that the MPSC eliminate subsidization of residential rates in a two-step adjustment, eliminate all DSM expenditures after April 1995 (see Electric DSM) and allow recovery of all jurisdictional costs associated with the proposed settlement of the proceedings concerning the operation of Ludington (see Note 4).

In response to Consumers' requested rate increase, the MPSC staff initially recommended a final annual increase of $45 million to Consumers' base rates and suggested several options for cost recovery of 325 MW of MCV capacity. However, on motions filed by ABATE and the Attorney General, the ALJ struck portions of the MPSC staff's testimony relating to the cost of this capacity. In May 1995, the MPSC affirmed the ALJ's decision to strike the MPSC staff's testimony and stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. Consumers has filed a petition for rehearing of this order with the MPSC.

The MPSC staff subsequently recommended a $43 million increase in Consumers' base rates. This position reflects a different sales forecast than Consumers', as well as a 12- percent return on equity and a lower equity ratio than that included in Consumers' proposed capital structure. The MPSC staff also recommends the elimination of all rate subsidization by industrial and large commercial customers. In August 1995, the ALJ issued a proposal for decision in this case that recommends a $46 million rate increase. The ALJ generally adopted the MPSC staff's position with adjustments to the MPSC staff's sales forecast and equity ratios. The ALJ also recommended the elimination of rate subsidization. In August 1995, Consumers filed exceptions to the ALJ's proposal. If Consumers' revised position on all issues is adopted, retail electric rates would increase by $88 million.

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers (see Special Rates discussion in the MD&A).

In January 1995, Consumers filed a request with the MPSC, seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts which, if approved, would result in a net decrease in depreciation expense of $7 million for ratemaking purposes. For further information, see Electric Rate Case discussion in the MD&A.

In September 1995, Consumers and the MPSC staff reached a settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Specifically, the agreement would: resolve the current electric rate case and provide for a $50 million annual increase in revenue; substantially reduce rate subsidization by large industrial customers; provide for cost recovery of the 325 MW of uncommitted MCV capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; enable Consumers to negotiate rates for certain large industrial customers; and accelerate recovery of nuclear plant investment. The MPSC subsequently issued an order requiring Consumers to publish a new notice of hearing regarding the proposed settlement. The order also established a prehearing conference for late November 1995.

Abandoned Midland Project: In 1991, the MPSC ordered partial recovery of the abandoned Midland project and Consumers began collecting $35 million pretax annually for the next 10 years. In December 1994, the Court of Appeals upheld the MPSC orders allowing recovery of the abandoned investment. In October 1995, the Michigan Supreme Court denied all parties leave to appeal the Court of Appeals' decision.

Electric DSM: In June 1995, the MPSC authorized Consumers to collect an $11 million incentive for past DSM program performance. As part of the same order, the MPSC authorized Consumers to discontinue future DSM program expenditures and cease all new programs. During 1994, Consumers recognized the $11 million in revenue. Consumers is deferring and amortizing past program costs over the period these costs are being recovered from customers in accordance with an MPSC accounting order. The unamortized balance of deferred costs totaled $69 million at September 30, 1995.

Gas Rates: In 1994, the MPSC approved an agreement previously reached between the MPSC staff and Consumers, to charge $10 million of costs for postretirement benefits against 1994 earnings. The agreement was reached in response to a claim that gas utility business earnings for 1993 were excessive. This charge against earnings partially offsets savings related to reduced state property taxes. The agreement also provides for an additional $4 million of postretirement benefit costs to be charged against 1995 earnings instead of being deferred. As part of the agreement, Consumers filed a gas rate case in December 1994. Consumers requested an increase in its gas rates of $21 million annually. The request, among other things, incorporates cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites. Consumers requested that the MPSC authorize a 13 percent rate of return on equity, instead of the currently authorized rate of 13.25 percent. In June 1995, the MPSC staff filed its position in this case, recommending an $11 million rate decrease. The MPSC staff's recommendation included a lower rate base, a lower return on common equity, a revised capital structure and a lower operating cost forecast than Consumers had projected. In November 1995, the ALJ issued a proposal for decision that essentially adopted the MPSC staff's position and recommended a $12 million rate decrease. Consumers expects an MPSC decision in early 1996.

GCR Issues: In 1993, the MPSC provided that the price payable to certain intrastate gas producers by Consumers be reduced. As a result, Consumers was not allowed to recover $13 million of costs. Consumers accrued a loss prior to 1993 in excess of the disallowed amount. In March 1995, management concluded that the intrastate producers' pending appeals of the MPSC order would not be successful and accordingly reversed $23 million (pretax) of the previously accrued loss, which represented the portion in excess of the disallowed amount. In June 1995, the Court of Appeals affirmed the MPSC's prior decision. The producers filed a motion for rehearing with the Court of Appeals. That motion was denied and the producers have petitioned the Michigan Supreme Court for review.

In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a $44 million (excluding any interest) gas supply contract pricing dispute with certain intrastate producers. The ALJ found that the market-based pricing provisions required specific MPSC approval before Consumers could apply those prices to purchases under the contracts and found that such approval had not previously been given. Consumers did not agree with the ALJ's findings and filed exceptions with the MPSC. In October 1995, the MPSC issued an order stating that Consumers was not obligated to seek prior approval of price reductions that were implemented under the contracts in question. The producers will undoubtedly continue to pursue companion civil litigation for amounts owed under the producers' theories for previously purchased gas. Consumers believes the MPSC order supports its position that the producers' theories are without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

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

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Although Superfund liability is joint and several, along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At September 30, 1995, Consumers has accrued a liability for its estimated losses. Consumers believes that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

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

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites and the Michigan Department of Environmental Quality (formerly the DNR) has approved three of four plans submitted by Consumers. The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites, since there is limited knowledge of manufactured gas plant contamination at these sites at this time. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At September 30, 1995, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. Consumers believes that remedial action costs are properly recoverable in rates as the MPSC in 1993 addressed the question of recovery of investigation and remedial action costs for another Michigan gas utility as part of a gas rate case. In order to be recoverable in rates, prudent costs must be approved in a rate case. Any costs amortized in years prior to filing a rate case may not be recoverable. The MPSC has approved similar deferred accounting requests by several other similar Michigan utilities relative to investigation and remedial action costs. In June 1995, as part of Consumers' rate case, the MPSC staff recommended that the MPSC adopt the same accounting and cost recovery previously provided to other Michigan utilities. Consumers has initiated discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

The federal Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Final acid rain program nitrogen oxide regulations specifying the limits applicable to the other coal-fired units are not expected earlier than 1996. Management believes that Consumers' annual operating costs will not be materially affected.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $461 million for 1995, $414 million for 1996 and $353 million for 1997.

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

In June 1995, the SEC released a staff report that recommended three legislative options to Congress in regards to PUHCA. For further information, see the Public Utility Holding Company Act Exemption discussion in the MD&A.

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At September 30, 1995, Consumers had 43 separate stray voltage lawsuits awaiting trial court action. Consumers does not expect the ultimate resolution of these lawsuits to have a material impact on its financial position or results of operations.

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


5:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. In January 1995, the U.S. Sixth Circuit Court of Appeals upheld the NRC's rulemaking action. The court found that the NRC's environmental assessment satisfied National Environmental Policy Act requirements, and that a site-specific environmental analysis concerning the use and operation of the storage casks at Palisades was not required. In June 1995, the U.S. Supreme Court refused to hear an appeal of this decision as requested by the Attorney General and other parties. As of September 30, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In 1996, Consumers plans to unload and replace one of the loaded casks. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although testing has not disclosed any leakage, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers has been storing low-level waste at its nuclear plant sites. Recently, a site in South Carolina became available for accepting low-level waste. Consumers began shipping its low-level waste to this site during the third quarter of 1995.

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

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict whether the studies being conducted as part of the development plans will support Consumers' proposal to anneal.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended September 30 were:

                                                               In Millions
                                 Nine Months Ended     Twelve Months Ended
                                    1995      1994          1995      1994
                                    ----      ----          ----      ----
Cash transactions
  Interest paid (net of
   amounts capitalized)             $125      $117          $155      $150
  Income taxes paid (net
   of refunds)                        72        64            41        30

Non-cash transactions
  Nuclear fuel placed under
   capital lease                    $ 24      $ 18          $ 27      $ 24
  Other assets placed under
   capital leases                      3        11             7        12


7:   Short-term and Long-term Financings

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. At September 30, 1995, Consumers had an unsecured $425 million facility and unsecured, committed lines of credit aggregating $135 million that are used to finance seasonal working capital requirements. At September 30, 1995 and 1994, Consumers had a total of $474 million and $401 million outstanding under these facilities, respectively.

Consumers has an established $500-million trade receivables purchase and sale program. At September 30, 1995 and 1994, receivables sold under the agreement totaled $210 million. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In April 1995, the MPSC issued an order authorizing Consumers to issue and sell up to $300 million of intermediate and/or long-term debt and $100 million of preferred stock or subordinate debentures. In November 1995, Consumers filed a registration statement with the SEC for the possible future sale of $100 million of Trust Originated Preferred Securities through a business trust affiliated with Consumers. The trust was formed for the sole purpose of issuing preferred securities and investing the proceeds in subordinated notes which will be unsecured obligations of Consumers. The payment of dividends and redemption of the preferred securities are guaranteed by Consumers.

In September 1995, Consumers extended its nuclear fuel leasing arrangement an additional year to November 1997. At September 30, 1995, $67 million of nuclear fuel was under lease.

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


Consolidated earnings for the quarters ended September 30, 1995 and 1994

Consolidated net income after dividends on preferred stock totaled $56 million for the third quarter of 1995 and $45 million for the third quarter of 1994. This net income increase reflects higher electric kWh sales and gas deliveries and improved operating results from Consumers' interest in the MCV Facility. Partially offsetting this increase was reduced gas revenue in 1995 compared to 1994, and higher depreciation and general tax expenses during 1995. For further information, see the Electric and Gas Utility Results of Operations sections.

Consolidated earnings for the nine months ended September 30, 1995 and
1994

Consolidated net income after dividends on preferred stock totaled $181 million for the nine months ended September 30, 1995, compared with $166 million for the nine months ended September 30, 1994. The increase in net income primarily reflects increased electric sales, an electric rate increase, reversal of losses previously recorded for gas contingencies (see Note 3), and improved operating results from Consumers' interest in the MCV Facility. Partially offsetting these increases were a decrease in gas deliveries, higher operating expenses during the 1995 period, and DSM incentive revenue recorded in the second quarter of 1994. For further information, see the Electric and Gas Utility Results of Operations sections.

Consolidated earnings for the 12 months ended September 30, 1995 and 1994

Consolidated net income after dividends on preferred stock totaled $217 million for the 12 months ended September 30, 1995, compared with $213 million for the 12 months ended September 30, 1994. The increase in net income reflects higher electric kWh sales, an electric rate increase, and the reversal of losses previously recorded for gas contingencies. Partially offsetting this increase, were lower gas deliveries during 1995, DSM incentive revenue recorded in the 1994 period, and higher operating expenses during 1995. For further information, see the Electric and Gas Utility Results of Operations sections.

Cash Position, Financing and Investing

Consumers' operating cash requirements are met by its operating and financing activities. Cash from operations continues to reflect Consumers' sale and transportation of natural gas and the generation, sale and transmission of electricity. Cash from operations for the first nine months of 1995 reflects increased electric sales and increased electric rates which were approved by the MPSC in mid-1994, offset by greater underrecoveries for power costs, primarily associated with the increased 108 MW of contractual capacity purchased from the MCV.

Financing and Investing Activities: Capital expenditures, including assets placed under capital lease and deferred DSM costs, totaled $312 million for the first nine months of 1995 compared with $347 million for the first nine months of 1994. These amounts primarily represent capital investments in Consumers' electric and gas utility business units.

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

                                                              In Millions
Years Ended December 31                         1995       1996      1997
                                                ----       ----      ----
Consumers
  Construction                                  $425       $373      $343
  Nuclear fuel lease                              28         37         6
  Capital leases other than nuclear fuel           5          2         2
Michigan Gas Storage                               3          2         2
                                                ----       ----      ----
                                                $461       $414      $353
                                                ====       ====      ====
At September 30, 1995, Consumers had several available sources of credit including unsecured, committed lines of credit totaling $135 million and a $425 million unsecured working capital facility. In July 1995, Consumers signed a new four-year, unsecured working capital facility in an aggregate amount of $425 million replacing a $470 million facility, which expired by its own terms. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital, gas in storage and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At September 30, 1995, receivables sold under the agreement totaled $210 million.

Consumers is continuing efforts toward its goal of increasing the equity portion of its capital structure. In November 1995, Consumers filed a registration statement with the SEC for the possible future sale of $100 million of Trust Originated Preferred Securities (see Note 7).

In August 1995, in response to an MPSC staff proposal, Consumers temporarily suspended its common dividends in lieu of CMS Energy making a direct equity infusion of cash into Consumers. Any increases in Consumers' retained earnings as a result of this action will be offset by a reduction in potential equity infusions from CMS Energy.


Electric Utility Results of Operations

Electric Pretax Operating Income for the quarters ended September 30, 1995 and 1994: During the third quarter of 1995, electric pretax operating income increased $18 million from the 1994 level. This increase resulted primarily from higher electric kWh sales (see Electric Sales section).
The increased load was due to a combination of hot weather and the resulting increased usage of air conditioning equipment and continued economic growth. The increase was partially offset by higher depreciation, general taxes and operation and maintenance expenses during 1995.

Electric Pretax Operating Income for the nine months ended September 30, 1995 and 1994: Electric pretax operating income for the nine months ended September 30, 1995 increased $14 million from the comparable 1994 period. This increase primarily reflects higher electric kWh sales (see Electric Sales section) and the impact of the May 1994 electric rate increase, which included the recovery of higher postretirement benefit costs. The increase was partially offset by higher operating expenses during 1995, which included $10 million of additional postretirement benefit costs, along with the impact of 1994 DSM incentive revenue.

Electric Pretax Operating Income for the 12 months ended September 30, 1995 and 1994: The $11 million improvement in electric pretax operating income for the 12 months ended September 30, 1995 compared with the corresponding 1994 level is primarily the result of the impact of increased electric kWh sales (see Electric Sales section), and the May 1994 electric rate increase, which included the recovery of the higher postretirement benefit costs. The increases were partially offset by higher operating expenses during 1995, which included $20 million of additional postretirement benefit costs, along with the impact of 1994 DSM incentive revenue.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended
September 30:

                                                                In Millions
                                          Impact on Pretax Operating Income

                         Quarter ended Nine months ended 12 months ended 1995 compared 1995 compared 1995 compared
                             with 1994          with 1994         with 1994

Sales                             $ 34                $43               $41
Rate increases and other
 regulatory issues                   0                  5                16
O&M, general taxes
 and depreciation                  (16)               (34)              (46)
                                 -----              -----             -----
    Total change                   $18                $14               $11
                                 =====              =====             =====


Electric Sales:  Electric sales during the third quarter of 1995 totaled
9.5 billion kWh, a 5.5 percent increase from 1994 levels. During the third quarter of 1995, residential, commercial, and industrial sales increased 15.1 percent, 8.7 percent and 1.9 percent, respectively. Consumers' electric sales have benefited from warmer-than-normal temperatures in July and August and a continuing strong Michigan economy. August 1995 was the third warmest August on record. Electric sales during the nine months ended September 30, 1995 totaled 26.7 billion kWh, a 3.3 percent increase from 1994 levels. This increase reflects continued strength in the industrial and commercial sectors, and warmer weather. During the nine months ended 1995 period, residential, commercial and industrial sales increased 4.6 percent, 5.3 percent and 3.4 percent respectively. Electric sales during the 12 months ended September 30, 1995 totaled 35.3 billion kWh, a 3.6 percent increase from 1994 levels. During the 12 months ended 1995 period, residential, commercial and industrial sales increased 3.0 percent, 4.7 percent and 3.7 percent respectively. The chemicals and transportation equipment segments accounted for the largest share of the growth in industrial kWh sales.

Power Costs: Power costs for the three month period ended September 30, 1995 totaled $270 million, an increase of $34 million from the corresponding 1994 period. This increase primarily reflects higher purchased power costs resulting from the warmer temperatures in July and August 1995. Power costs for the nine month period ended September 30, 1995 totaled $731 million, an $8 million increase from the corresponding 1994 period. Power costs for the 12 month period ended September 30, 1995 totaled $958 million, unchanged from the corresponding 1994 period as increased volumes of both generated and purchased power were offset by lower prices. Combined, the average cost of power per kWh for system sales requirements decreased to 2.52 cents from 2.60 cents.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership increased to 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $66 million for the first nine months of 1995. Estimated future after-tax cash underrecoveries, and possible losses for 1995 and the next four years are shown in the table below.

                                                After-tax, In Millions
                                     1995   1996   1997    1998   1999

Estimated cash underrecoveries        $88    $56    $55     $ 8    $ 9

Possible additional underrecoveries
 and losses (a)                       $ 5    $20    $22     $72    $72

(a) If unable to sell any capacity above the MPSC's authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including the recovery of MCV capacity above the MPSC's currently authorized level. For further information regarding the settlement, see Note 3.

Consumers and the MCV Partnership engaged in arbitration proceedings under the PPA to determine whether the energy charge paid to the MCV Partnership is being properly calculated. In July 1995, an arbitrator ruled that Consumers correctly calculated the energy charges and that the MCV Partnership is not entitled to additional amounts.

In July 1994 and February 1995, Consumers terminated power purchase agreements with a proposed 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. Consumers plans to seek MPSC approval to utilize 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. In April 1995, an ALJ issued a proposal for decision related to the 1995 PSCR case that agreed with objections, raised by certain parties, as to the inclusion of 65 MW of MCV capacity as part of the five year forecast included in the plan case. Although recovery of the costs relating to the MCV capacity was not being requested in this case, the ALJ concluded that additional capacity should be competitively bid and recommended that the MPSC state in its order that cost recovery for the MCV capacity absent a competitive bid is unlikely to be approved. Consumers has filed exceptions to the ALJ's recommendation. For further information, see Note 2.

Electric Rate Case: In mid-1994, the MPSC granted Consumers a $58 million annual increase in its retail electric rates. Consumers filed a request with the MPSC in late 1994, to further increase its retail electric rates. As part of this case, in May 1995, the MPSC stated that the remaining 325 MW of MCV capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. This ruling is subject to rehearing. In August 1995, the ALJ recommended a final annual rate increase of $46 million. Consumers' currently seeks an increase of $88 million. For further information regarding Consumers' request and the staff's recommendation, see Note 3.

Additionally, in January 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. In April 1995, the MPSC staff's filing did not support Consumers' requested increase in depreciation expense, but instead proposed a decrease of $24 million. In addition, the MPSC staff also did not support the reallocation of plant investment as proposed by Consumers but suggested several alternatives which could partially address this issue. In September 1995, the ALJ issued a proposal for decision that essentially supported the MPSC staff's position regarding depreciation expense and recommended that the MPSC reject both Consumers' and the MPSC staff's positions regarding the reallocation of Consumers' depreciation reserve and plant investment. A final order is expected in late 1995.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues, including Consumers' current electric rate case, depreciation case, special rate case (discussed below) and cost recovery of 325 MW of uncommitted MCV capacity. The MPSC subsequently issued an order requiring Consumers to publish a new notice of hearing regarding the proposed settlement. The order also established a prehearing conference for late November 1995. For more information regarding the settlement, see Note 3.

Special Rates: In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers, and that have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility, and allow use of MCV contract capacity above the level currently authorized by the MPSC, to respond to customers' alternative energy options. In May 1995, the MPSC issued an order stating that it has legal authority to approve a range of rates under which Consumers could negotiate prices with customers that have competitive energy alternatives. However, the MPSC dismissed from consideration, in this proceeding, the issues related to Consumers' proposed use of the additional 325 MW of MCV contract capacity to serve these customers. In June 1995, Consumers filed a petition for rehearing of this decision with the MPSC. As of September 30, 1995, all parties have filed briefs and reply briefs in these proceedings.

Electric Conservation Efforts: In June 1995, the MPSC issued an order that authorized Consumers to collect an $11 million incentive related to Consumers' achievement of certain DSM program objectives. The MPSC also authorized Consumers to discontinue future DSM program expenditures and cease all new programs. Consumers recognized the $11 million in revenue during 1994. For further information, see Note 3.

Electric Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its electric utility operations of $333 million for 1995, $295 million for 1996 and $252 million for 1997. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

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

Consumers is pursuing several strategies to retain its current "at-risk" customers. These strategies include a request that the MPSC allow Consumers to offer special competitive service rates to current industrial customers which have demonstrated an ability to seek alternate electric supplies and to attract new customers which are considering locating or expanding facilities in Michigan. In an effort to meet the challenge of competition, Consumers signed a sales contract in mid-October 1995 with its largest customer, General Motors Corporation, which provides that Consumers will be the sole provider of approximately 450 MW of electricity for 19 manufacturing facilities currently located in Michigan. Under the contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for competitively discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) during the first five years of the contract. The contract was approved by the MPSC in late October 1995.

As part of its current electric rate case, Consumers has requested that the MPSC eliminate the rate subsidization of residential customers. If approved, commercial and industrial customers' electric costs would decrease by a total of approximately $80 million, or approximately 6 percent, per year. Consumers is committed to holding operation and maintenance expenses level and continuing to improve customer service. Consumers is also working with large customers to identify ways to improve the efficiency with which energy is used.

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. Consumers and ABATE sought rehearing regarding a number of issues included in the order. In September 1995, the MPSC denied the rehearing requests. Consumers, ABATE and the Dow Chemical Company have filed claims of appeal of the MPSC's retail wheeling orders. Consumers anticipates that these appeals will be consolidated with appeals previously filed by Detroit Edison and the Attorney General. Consumers does not expect this short-term experiment to have a material impact on its financial position or results of operations.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals, is a requirement that utilities provide open access to the domestic interstate transmission grid. Under the FERC's proposal, all utilities would be required to use these tariffs for their own wholesale sales of electric energy, and the utilities would be allowed the opportunity to recover wholesale stranded costs (including those applicable to municipalization situations). Consumers is unable to predict what (if any) final rules that may be issued by the FERC related to this proposal. However, management believes that Consumers is well-positioned to conform to open access as it has been voluntarily providing this transmission service since 1992.

Nuclear Matters: In July 1995, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report recognized improved performance at the plant, specifically in the areas of Engineering and Plant Operations. In the report, the NRC noted areas which continue to require management's attention, but also recognized the development and implementation of plans for corrective action designed to address previously identified weak areas. The report noted that performance in the areas of Maintenance and Plant Support was good and remained unchanged.

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

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers has been storing low-level waste at its nuclear plant sites. Recently, a site in South Carolina became available for accepting low-level waste. Consumers began shipping its low-level waste to this site during the third quarter of 1995.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict whether the studies being conducted as a part of the development plans will support Consumers' proposal to anneal.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At September 30, 1995, Consumers had 43 separate stray voltage lawsuits awaiting trial court action. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations. For further information, see Note 4.


Gas Utility Results of Operations

Gas Pretax Operating Income for the quarters ended September 30, 1995 and 1994: During the third quarter of 1995, gas pretax operating income decreased $2 million from the 1994 level. The decreased operating income reflects lower gas revenue in 1995 compared to 1994 as a result of a cumulative revenue adjustment recorded in 1994 which increased revenues for that year, and higher depreciation expense during 1995. Partially offsetting this decrease was an 11.4 percent increase in gas deliveries (see Gas Deliveries section), and lower operation, maintenance and general tax expenses during 1995.

Gas Pretax Operating Income for the nine months ended September 30, 1995 and 1994: The $4 million increase in gas pretax operating income for the nine months ended September 30, 1995 compared with the same 1994 period reflects the reversal of losses previously recorded for gas contingencies (see Note 3) and lower general tax and gas operation and maintenance expenses. Partially offsetting this increase were lower gas deliveries (see Gas Deliveries section) and higher depreciation.

Gas Pretax Operating Income for the 12 months ended September 30, 1995 and 1994: The $17 million decrease in 1995 gas pretax operating income compared with 1994 reflects lower gas deliveries (see Gas Deliveries section) and higher depreciation and general taxes, partially offset by the reversal of losses previously recorded for gas contingencies and lower operation and maintenance expenses.

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended September 30:

                                                                In Millions
                                          Impact on Pretax Operating Income

                         Quarter ended Nine months ended 12 months ended 1995 compared 1995 compared 1995 compared
                             with 1994          with 1994         with 1994

Deliveries                        $  1               $(13)             $(29)
Recovery of gas costs and
 other regulatory issues            (9)                17                14
O&M, general taxes
 and depreciation                    6                  -                (2)
                                  ----               ----              ----
    Total change                  $ (2)              $  4              $(17)
                                  ====               ====              ====

Gas Deliveries: During the third quarter of 1995, gas sales and gas transported, excluding transport to the MCV and off-system transportation, totaled 31.9 bcf, an 11.4 percent increase from the corresponding 1994 level. Gas sales and gas transported increased 1.0 bcf and 2.2 bcf, respectively, with the majority of the change attributable to increased usage. For the nine months ended September 30, 1995, gas sales and gas transported for all customer classes totaled 273.1 bcf, an 8.5 percent decrease from the corresponding 1994 level. Gas sales decreased 8.6 bcf while transport deliveries increased 4.7 bcf. The decrease in firm sales occurred primarily due to warmer temperatures. For the 12 months ended September 30, 1995, gas sales and gas transported for all customer classes totaled 383.7 bcf, a 9.5 percent decrease from the corresponding 1994 level, reflecting record cold winter weather during the 12 months ended September 30, 1994 and significantly warmer weather during the 12 months ended September 30, 1995 period.

Cost of Gas Sold: The cost of gas sold for the third quarter of 1995 increased $5 million from the 1994 level. The cost of gas sold for the nine months ended September 30, 1995 decreased $40 million from the 1994 level as a result of reduced deliveries and the reversal of a gas supplier loss contingency. The cost of gas sold for the 12 months ended
September 30, 1995 decreased $58 million from the corresponding 1994 level which was also the result of reduced gas deliveries and the gas supplier loss contingency reversal.


Gas Utility Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates by $21 million. The requested increase in revenue reflects increased expenditures, including those associated with postretirement benefits, and proposes a 13 percent return on equity. In June 1995, the MPSC staff filed its position in this case, recommending an $11 million rate decrease. In November 1995 the ALJ issued a proposal for decision that essentially adopted the MPSC staff's position and recommended a $12 million rate decrease. A final order from the MPSC is expected in early 1996. For further information regarding Consumers' current gas rate case, see Note 3.

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

GCR Issues: In April 1995, an ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a $44 million (excluding any interest) gas supply contract pricing dispute with certain intrastate producers. The ALJ found that the market-based pricing provisions required specific MPSC approval before Consumers could apply those prices to purchases under the contracts and found that such approval had not previously been given. Consumers did not agree with the ALJ's findings and filed exceptions with the MPSC. In October 1995, the MPSC issued an order stating that Consumers was not obligated to seek prior approval of price reductions that were implemented under the contracts in question. The producers will undoubtedly continue to pursue companion civil litigation for amounts owed under the producers' theories for previously purchased gas. Consumers believes the MPSC order supports its position that the producers' theories are without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $128 million for 1995, $119 million for 1996 and $101 million for 1997. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $112 million. These estimates are based on undiscounted 1994 costs. At September 30, 1995, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

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

Gas Outlook

Consumers currently anticipates gas deliveries to grow approximately 2.0 percent per year (excluding MCV transportation and off-system deliveries) over the next five years, primarily due to a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. Consumers plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system.

New technologies being developed on a national level, such as the emerging use of natural gas vehicles, also provide Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas.

Low Income Home Energy Assistance Program funding currently provides approximately $71 million in heating assistance to approximately 400,000 Michigan households, with approximately 18 percent of funds going to Consumers' customers. However, recent actions by the U. S. House of Representatives Committee on Appropriations has put restoration of funding for fiscal year 1996 at risk. Consumers is continuing vigorous efforts to maintain this funding.


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

In June 1995, the SEC released a staff report that recommended legislative options to Congress: 1) repeal PUHCA and strengthen the ability of the FERC and state regulators to obtain books and records, conduct audits and review affiliate transactions; 2) a repeal of PUHCA, without condition; or
3) amend PUHCA to give the SEC broader exemptive authority. The SEC staff supported option 1 because it would achieve the benefits of unconditional repeal, while preserving the ability of states to protect consumers. In October, a bill was introduced in the U. S. Senate to transfer oversight of public utility holding companies from the SEC to FERC.

New Accounting Standards: In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes a portion of an asset's cost from a company's rate base. Consumers does not expect the application of this statement to have a material impact on its financial position or results of operations.

In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, effective for 1996. This new standard encourages companies to apply the fair-value method of accounting for stock compensation, but permits continued use of the intrinsic-value method, with disclosure of pro-forma net income and earnings per share as if the fair-value method had been applied. Consumers does not believe that changing to the fair-value method would have a material impact on its financial position or results of operations.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' 1994 Forms 10-K for the year ended December 31, 1994, and in Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


Rate Case Proceedings

Appeal of MPSC Orders Related to the Abandoned Midland Nuclear Plant
Investment

In 1984, Consumers abandoned construction of its unfinished nuclear power plant located in Midland, Michigan, and subsequently took a series of write-downs. In proceedings before the MPSC docketed as Case No. U-7830, Step 3B, Consumers sought to recover $2.1 billion of abandoned Midland assets from its retail electric customers over 15 years. In 1991, the MPSC issued a final order permitting Consumers to recover $760 million of its abandoned Midland investment over 10 years without a return. Consumers, the Attorney General and ABATE filed claims of appeal of the MPSC order with the Court of Appeals. In December 1994, the Court of Appeals issued an opinion affirming the MPSC's order in all respects. Consumers, ABATE and the Attorney General all filed applications for leave to appeal the Court of Appeals decision with the Michigan Supreme Court. In October 1995, the Michigan Supreme Court denied all applications for leave to appeal the Court of Appeals' decision relating to the Step 3B order.

1994 Electric Rate Case Filing

In August 1995, Consumers filed exceptions to the ALJ's proposal for decision which, among other things, recommended a $46 million rate increase. In September 1995, Consumers and the MPSC staff reached a settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in three separate proceedings, one of which is the 1994 electric rate case. Specifically, the agreement would: resolve the current electric rate case and provide for approximately a $50 million annual increase in revenue; substantially reduce subsidization of residential customers by large industrial customers; provide for cost recovery of the remaining 325 MW of MCV capacity; implement provisions for incentive ratemaking; resolve the pending special competitive services and depreciation rate cases; implement a limited direct access program; enable Consumers to negotiate rates for certain large industrial customers; and accelerate recovery of nuclear plant investment. In mid-September, the MPSC issued an order creating a consolidated proceeding to consider the settlement and establishing an expedited hearing schedule. On October 6, 1995, Consumers filed amendments to its applications in each of the three cases to include a request that the settlement agreement be considered and approved by the MPSC. In late October, in response to a lawsuit filed by the Attorney General, the Circuit Court of Ingham County entered an order vacating the September 14th scheduling order of the MPSC and indicated that the MPSC should reconsider its procedural handling of the proposed settlement. The MPSC, in an order issued November 1, 1995, found that further proceedings should be held and ordered Consumers to publish a notice of hearing by November 12, 1995. The order also scheduled a pre-hearing conference for November 21, 1995 at which the MPSC will consider petitions for leave to intervene, hear arguments on motions regarding the consolidation of the three cases and objections to the amendments to the applications filed by Consumers in the three cases, and schedule subsequent proceedings and other preliminary matters.


1994 Gas Rate Case Filing

In November 1995, the ALJ issued a proposal for decision essentially adopting the MPSC Staff's position and recommending a $12 million rate decrease. Under the MPSC rate case scheduling policies, a final order in this case is expected in early 1996.


Stray Voltage Lawsuits

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. In September 1995, Consumers was contacted by counsel who purported to represent over 125 customers who believe they are owed additional payments as a result of a stray voltage claims settlement previously reached with Consumers in late 1992 to early 1993. If these parties are correct, then approximately $3.5 million in additional payments may be owed in satisfaction of the claims. In October 1995, counsel for the claimants commenced litigation and Consumers believes the claimants' position is without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this matter. In the meantime, a second lawyer has sought to negotiate a settlement on behalf of 33 of the potential claimants whom he claims are now his clients. Consumers is studying the matter. At September 30, 1995, Consumers had 43 other separate stray voltage cases awaiting action at the trial court level.


MPSC Case No. U-10029 - Intrastate Gas Supply

On February 8, 1993, the MPSC issued an order granting Consumers' request to lower the price to be paid North Michigan under its contract, and North Michigan filed an appeal with the Court of Appeals. The Court of Appeals affirmed the MPSC order and North Michigan's motion for reconsideration was denied in August 1995. In September 1995, North Michigan filed an application for leave to appeal the Court of Appeal's order with the Michigan Supreme Court.


Request for Approval of a Competitive Tariff for Certain Industrial
Customers

As of September 30, 1995, all parties have filed briefs and reply briefs in this proceeding. See Item 1. Legal Proceedings - Rate Case
Proceedings - 1994 Electric Rate Case Filings, for information concerning a proposed settlement agreement relating to this case.


Retail Wheeling Proceedings

In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. In September 1995, the MPSC denied Consumers' and ABATE's petitions for rehearing. Consumers, ABATE and Dow Chemical Company have filed claims of appeal of the MPSC's order with the Court of Appeals, joining Detroit Edison and the Attorney General who had previously appealed.


Highland Township Franchise Proceeding

MichCon obtained a revocable franchise in 1956 to provide natural gas service to Highland Township, Michigan. In 1962, Consumers secured an irrevocable 30 year franchise to provide natural gas service to Highland Township. Neither franchise was exclusive. MichCon's franchise expired in 1986, and was not renewed, however, MichCon continued service to Highland Township. Consumers secured a revocable renewal franchise in 1992.

Thereafter, in 1992, Consumers filed suit to enjoin MichCon from expanding its gas service to new customers in Highland Township. The Circuit Court of Oakland County, Michigan denied MichCon's motion for summary disposition and granted Consumers' petition for an injunction. MichCon subsequently transferred its remaining rights and interest in Highland Township to Consumers, ceased doing business there and appealed the Circuit Court decision with the Court of Appeals. In August 1995, the Court of Appeals refused to decide the issue addressed by the Circuit Court (namely whether MichCon, as a holdover utility without any franchise, could continue to lawfully do business in a township) because the Court of Appeals concluded that the Consumers' 1992 revocable renewal franchise was invalid since it was not confirmed by a vote of the Highland Township electorate as the Court determined was required in the Public Utility Franchise Act. Prior to this decision, the commonly held interpretation of the Public Utility Franchise Act was that a vote of the electorate was only required for irrevocable franchises, not revocable franchises such as that held by Consumers in this case. The Michigan Court of Appeals reversed and remanded to the Circuit Court order for entry of summary disposition in MichCon's favor -- even though the only franchise MichCon had ever possessed was revocable, and thus under the Court's decision, invalid. Although the Court of Appeals specifically stated in its opinion that continuing to provide utility service without a valid franchise was not necessarily unlawful, Consumers currently has approximately 700 revocable franchises which could be affected should the Court of Appeals order remain in place. In September 1995, Consumers filed a motion for reconsideration and for a stay of the Court of Appeal's opinion pending final appellate resolution.


Intrastate Gas Supplier Contract Pricing Dispute

On April 18, 1995, the ALJ issued a proposal for decision in a proceeding that had been initiated by Consumers regarding a gas supply contract pricing dispute. In the proposal for decision the ALJ agreed with Consumers that certain market based pricing provisions should, on a prospective basis, limit the price paid by Consumers under the three gas purchase agreements at issue. The ALJ also found that the market based pricing provisions required specific MPSC approval before Consumers could apply those prices to purchase under the agreements and found that such approval had not previously been given. On October 25, 1995, the MPSC issued an opinion and order finding that a pricing mechanism like the one at issue, that operates within definite ceiling and floor prices, is a definite pricing provision within the meaning of the state statutes and was properly implemented to reduce gas prices without the prior approval of the MPSC.

Prior to the issuance of the ALJ's proposal for decision, the intrastate gas producers involved in this MPSC proceeding filed a complaint against Consumers in a local circuit alleging breach of contract. On Consumers' motion, the court dismissed the lawsuit. The gas suppliers subsequently filed a petition for rehearing with the court where the matter is still pending.


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

(b)    Reports on Form 8-K

Current Reports on Form 8-K dated September 11, 1995 (CMS Energy
Corporation and Consumers Power Company) covering matters pursuant to "Item 5. Other Events."

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                            CMS ENERGY CORPORATION
                                                 (Registrant)


Date: November 13, 1995                By         A M Wright
                                           ------------------------
                                                Alan M. Wright
                                            Senior Vice President,
                                     Chief Financial Officer and Treasurer



                                            CONSUMERS POWER COMPANY
                                                 (Registrant)


Date: November 13, 1995                By        A M Wright
                                           ------------------------
                                                Alan M. Wright
                                           Senior Vice President and
                                            Chief Financial Officer