Form 10-K
period 1995-12-31
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1996-03-14
CIK 201533, 811156

                                 FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1995

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

  CMS Energy       Common Stock, $.01 par value     New York Stock Exchange
  Corporation   Class G Common Stock, no par value  New York Stock Exchange

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

The aggregate market value of the voting stock of CMS Energy Corporation held by non-affiliates, was $2,929,899,288 based on the closing sale price of $30-3/8 per share for the 91,742,228 common shares, $.01 par value
CMS Energy Common Stock and $18-3/4 per share for the 7,638,886 common shares, no par value Class G Common Stock, each outstanding on February 29, 1996.

CMS Energy held all 84,108,789 outstanding common shares, $10 par value, of Consumers Power Company, and the market value of the voting preferred stock of Consumers, held by non-affiliates, was $141,862,876 based on the closing sale price shown below.

Aggregate market value of Consumers' voting stock held by non-affiliates.

                  Number Shares        Transaction
Type of Stock      Outstanding      Price/Share  Date       Market Value
                    (2/29/96)
Preferred:

 $4.16                   68,451     $56-1/2     2/09/96    $   3,867,482
  4.50                  373,148      62-1/4     2/29/96       23,228,463
  7.45                  379,549      95         2/29/96       36,057,155
  7.68                  207,565      97         2/28/96       20,133,805
  7.72                  289,642      98         2/29/96       28,384,916
  7.76                  308,072      98         2/27/96       30,191,056
                      ---------                             ------------
Total                 1,626,427                             $141,862,877
                      =========                             ============

Documents incorporated by reference:

The Registrants' proxy statements relating to the 1996 annual meetings of shareholders to be held May 24, 1996, are incorporated by reference in
Part III, except for the organization and compensation committee report contained therein.

                          CMS ENERGY CORPORATION
                                    and
                          CONSUMERS POWER COMPANY

                        ANNUAL REPORTS ON FORM 10-K
                 TO THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE YEAR ENDED DECEMBER 31, 1995



This combined Form 10-K is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.


                             TABLE OF CONTENTS

                                                                      Page

PART I

Item  1.   Business . . . . . . . . . . . . . . . . . . . . . . . .    8
Item  2.   Properties . . . . . . . . . . . . . . . . . . . . . . .   31
Item  3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .   40
Item  4.   Submission of Matters to a Vote of Security Holders. . .   46

PART II

Item  5.   Market for CMS Energy's and Consumers' Common Equity
               and Related Stockholder Matters. . . . . . . . . . .   47
Item  6.   Selected Financial Data. . . . . . . . . . . . . . . . .   47
Item  7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . .   47
Item  8.   Financial Statements and Supplementary Data. . . . . . .   48
Item  9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure. . . . . . . . .  138

PART III

Item 10.   Directors and Executive Officers of CMS Energy and
               Consumers. . . . . . . . . . . . . . . . . . . . . .  138
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . .  138
Item 12.   Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . .  138
Item 13.   Certain Relationships and Related Transactions . . . . .  138

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K. . . . . . . . . . . . . . . . . . . . .  138

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

bcf . . . . . . . . . . . . . . . .   Billion cubic feet
Big Rock. . . . . . . . . . . . . .   Big Rock Point nuclear plant, owned
                                      by Consumers
Board of Directors. . . . . . . . .   Board of Directors of CMS Energy
Btu . . . . . . . . . . . . . . . .   British thermal unit

Class G Common Stock. . . . . . . .   One of two classes of common stock
                                      of CMS Energy, no par value, which
                                      reflects the separate performance of
                                      the Consumers Gas Group
Clean Air Act . . . . . . . . . . .   Federal Clean Air Act as amended on
                                      November 15, 1990
CMS Electric Marketing. . . . . . .   CMS Electric Marketing Company, a
                                      subsidiary of Enterprises
CMS Energy. . . . . . . . . . . . .   CMS Energy Corporation
CMS Energy Common Stock . . . . . .   One of two classes of common stock
                                      of CMS Energy, par value $.01 per
                                      share
CMS Gas Marketing . . . . . . . . .   CMS Gas Marketing Company, a
                                      subsidiary of Enterprises
CMS Gas Transmission. . . . . . . .   CMS Gas Transmission and Storage
                                      Company, a subsidiary of Enterprises
CMS Generation. . . . . . . . . . .   CMS Generation Co., a subsidiary of
                                      Enterprises
CMS Holdings. . . . . . . . . . . .   CMS Midland Holdings Company, a
                                      subsidiary of Consumers
CMS Midland . . . . . . . . . . . .   CMS Midland Inc., a subsidiary of
                                      Consumers
CMS NOMECO. . . . . . . . . . . . .   CMS NOMECO Oil & Gas Co., a
                                      subsidiary of Enterprises
Common Stock. . . . . . . . . . . .   CMS Energy Common Stock and Class G
                                      Common Stock
Consumers . . . . . . . . . . . . .   Consumers Power Company, a
                                      subsidiary of CMS Energy
Consumers Gas Group . . . . . . . .   The gas distribution, storage and
                                      transportation businesses currently
                                      conducted by Consumers and Michigan
                                      Gas Storage
Court of Appeals. . . . . . . . . .   Michigan Court of Appeals

Detroit Edison. . . . . . . . . . .   The Detroit Edison Company
DEQ . . . . . . . . . . . . . . . .   Department of Environmental Quality
DNR . . . . . . . . . . . . . . . .   Michigan Department of Natural
                                      Resources
DOE . . . . . . . . . . . . . . . .   U.S. Department of Energy
Dow . . . . . . . . . . . . . . . .   The Dow Chemical Company
DSM . . . . . . . . . . . . . . . .   Demand-side management

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

GCR . . . . . . . . . . . . . . . .   Gas cost recovery
General Motors. . . . . . . . . . .   General Motors Corporation
GPSLP . . . . . . . . . . . . . . .   Genesee Power Station Limited
                                      Partnership
GTNs. . . . . . . . . . . . . . . .   $250 million CMS Energy General Term
                                      Notes, Series A

Huron . . . . . . . . . . . . . . .   Huron Hydrocarbons, Inc., a
                                      subsidiary of Consumers
HYDRA-CO. . . . . . . . . . . . . .   HYDRA-CO Enterprises, Inc., a
                                      subsidiary of CMS Generation

ITC . . . . . . . . . . . . . . . .   Investment tax credit

Karn Unit 4 . . . . . . . . . . . .   D. E. Karn, Essexville, Michigan
kWh . . . . . . . . . . . . . . . .   Kilowatt-hour

Ludington . . . . . . . . . . . . .   Ludington pumped storage plant,
                                      jointly owned by Consumers and
                                      Detroit Edison

mcf . . . . . . . . . . . . . . . .   Thousand cubic feet
MCV Facility. . . . . . . . . . . .   A natural gas-fueled, combined cycle
                                      cogeneration facility operated by
                                      the MCV Partnership
MCV Partnership . . . . . . . . . .   Midland Cogeneration Venture Limited
                                      Partnership
MD&A. . . . . . . . . . . . . . . .   Management's Discussion and Analysis
MichCon . . . . . . . . . . . . . .   Michigan Consolidated Gas Company
Michigan Gas Storage. . . . . . . .   Michigan Gas Storage Company, a
                                      subsidiary of Consumers
Michigan Natural Resources
 and Environmental Protection
 Act. . . . . . . . . . . . . . . .   Michigan Natural Resources and
                                      Environmental Protection Act Part
                                      201
MMbbls. . . . . . . . . . . . . . .   Million barrels
MMBtu . . . . . . . . . . . . . . .   Million British thermal unit
MMcf/d. . . . . . . . . . . . . . .   Million cubic feet per day
MMCG. . . . . . . . . . . . . . . .   Michigan Municipal Cooperative Group
MPSC. . . . . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . . . . .   Megawatts

Natural Gas Act . . . . . . . . . .   Federal Natural Gas Act
NEIL. . . . . . . . . . . . . . . .   Nuclear Electric Insurance Ltd.
NEPA. . . . . . . . . . . . . . . .   National Environmental Response Act
NML . . . . . . . . . . . . . . . .   Nuclear Mutual Ltd.

NOPR. . . . . . . . . . . . . . . .   Notice of proposed rulemaking
NOx . . . . . . . . . . . . . . . .   Nitrogen oxide
NPDES . . . . . . . . . . . . . . .   National Pollutant Discharge
                                      Elimination System
NRC . . . . . . . . . . . . . . . .   Nuclear Regulatory Commission

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

Outstanding Shares. . . . . . . . .   Outstanding shares of Class G Common
                                      Stock

Palisades . . . . . . . . . . . . .   Palisades nuclear plant, owned by
                                      Consumers
Panhandle . . . . . . . . . . . . .   Panhandle Eastern Pipeline Company
PCB . . . . . . . . . . . . . . . .   Polychlorinated biphenyls
PCRB. . . . . . . . . . . . . . . .   Pollution control revenue bond
Pension Plan. . . . . . . . . . . .   The trusteed, non-contributory,
                                      defined benefit pension plan of
                                      Consumers and CMS Energy
PPA . . . . . . . . . . . . . . . .   The Power Purchase Agreement between
                                      Consumers and the MCV Partnership
                                      with a 35-year term commencing in
                                      March 1990
ppm . . . . . . . . . . . . . . . .   Parts per million
PSCR. . . . . . . . . . . . . . . .   Power supply cost recovery
PUHCA . . . . . . . . . . . . . . .   Public Utility Holding Company Act
                                      of 1935
PURPA . . . . . . . . . . . . . . .   Public Utility Regulatory Policies
                                      Act of 1978

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

Retained Interest . . . . . . . . .   The interest in the common
                                      stockholders' equity of the
                                      Consumers Gas Group that is retained
                                      by CMS Energy
Retained Interest Shares. . . . . .   Shares of Class G Common Stock not
                                      held by holders of the Outstanding
                                      Shares
Revised Settlement Proposal . . . .   The request for approval of a
                                      settlement proposal to resolve MCV
                                      cost recovery issues, PURPA issues
                                      and court remand as filed with the
                                      MPSC on July 7, 1992 and amended on
                                      September 8, 1992

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

Terra . . . . . . . . . . . . . . .   Terra Energy Ltd., an oil and gas
                                      exploration and production company
                                      located in Traverse City, Michigan
TGN . . . . . . . . . . . . . . . .   Transportadora de Gas del Norte S.
                                      A., a natural gas pipeline located
                                      in Argentina
Trunkline . . . . . . . . . . . . .   Trunkline Gas Company
Union . . . . . . . . . . . . . . .   Utility Workers of America, AFL-CIO
Unsecured Credit Facility . . . . .   $450 million unsecured revolving
                                      credit and letter of credit facility
                                      dated November 21, 1995
UST . . . . . . . . . . . . . . . .   Underground storage tanks

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

Walter. . . . . . . . . . . . . . .   Walter International, Inc., an oil
                                      and gas exploration and production
                                      company located in Houston, Texas

                                  PART I


                            ITEM 1.  BUSINESS.


GENERAL

CMS Energy

CMS Energy, incorporated in Michigan in 1987, is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving all of Michigan's Lower Peninsula, is the largest subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several non-utility energy-related businesses including: oil and gas exploration and production; development and operation of independent power production facilities; marketing gas to utility, commercial and industrial customers; and transmission, storage and processing of natural gas. CMS Energy is exempt from registration under PUHCA, see Item 3. LEGAL PROCEEDINGS.

CMS Energy had consolidated operating revenue in 1995 of $3.9 billion which was derived approximately 59 percent from its electric utility operations, approximately 31 percent from its gas utility operations, approximately 5 percent from gas transmission, storage and marketing, approximately 3 percent from oil and gas exploration and production activities and approximately 2 percent from independent power production and other non-utility activities. Consumers' consolidated operations in the electric and gas utility businesses account for the major share of CMS Energy's total assets, revenue and income. The unconsolidated share of non-utility electric generation and gas transmission and storage revenue for 1995 was $523 million.

Consumers

Consumers was incorporated in Michigan in 1968 and is the successor to a corporation of the same name which was organized in Maine in 1910 and which did business in Michigan from 1915 to 1968.

Consumers is a public utility serving gas or electricity to almost 6 million of Michigan's 9.5 million residents in all 68 counties in Michigan's Lower Peninsula. Industries in Consumers' service area include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers had consolidated operating revenue in 1995 of $3.5 billion which was derived approximately 65 percent from its electric business, approximately 34 percent from its gas business and approximately 1 percent from its nonutility business. Consumers' rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC.


BUSINESS SEGMENTS

CMS Energy and Consumers Financial Information

For information with respect to operating revenue, net operating income, assets and liabilities attributable to all of CMS Energy's business segments, refer to its Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1995, in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For information with respect to the operating revenue, net operating income, assets and liabilities attributable only to Consumers' business segments, refer to its Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended December 31, 1995, in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CMS Energy and Consumers Principal Operations

CMS Energy conducts its principal operations through the following five business segments: electric utility operations; gas utility operations; oil and gas exploration and production operations; independent power production; and gas marketing, transmission, storage and processing. Consumers conducts CMS Energy's regulated electric and gas utility operations.

Consumers Electric Utility Operations

Consumers generates, purchases, transmits and distributes electricity and renders electric service in 62 of the 68 counties in the Lower Peninsula of Michigan. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Muskegon, Saginaw and Wyoming. Consumers had approximately 1.6 million electric customers at December 31, 1995. Total electric sales in 1995 were a record 35.5 billion kWh, a 3 percent increase from the 1994 levels which included a 4.2 percent increase in system sales to Consumers' ultimate customers. Electric operating revenue in 1995 was $2.3 billion, an increase of 4 percent from 1994. A peak demand of 7,158 MW was achieved in August 1995, representing an increase of 10.1 percent from the peak achieved in 1994, predominantly as a result of improved industrial sales. Consumers' reserve margin was approximately 3 percent in 1995 and 14.6 percent in 1994, and 8 percent in 1995 and 15 percent in 1994, based on actual and weather adjusted peaks, respectively.

Including Ludington, in which Consumers has a 51 percent ownership and capacity entitlement, Consumers owns and operates 28 electric generating plants with an aggregate net demonstrated capability available to Consumers in 1995 under summer conditions, of 6,256 MW. In 1995, Consumers purchased approximately 1,485 MW of net capacity from independent power producers and cogenerators, the most significant being the MCV Facility, which amounted to approximately 22 percent of Consumers' total system requirements. See Item 2. PROPERTIES. CONSUMERS ELECTRIC UTILITY PROPERTIES.

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

Consumers' customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry. However, Consumers' electric operations are not dependent upon a single customer, or a few customers, and the loss of any one or more of such customers would not have a material adverse effect on its financial condition. Consumers' electric operations are seasonal to the extent the weather pattern may have an effect on revenues. Peak demands for 1995 were 5,825 MW in the winter and 7,158 MW in the summer. For sales by customer class, see Item 1. BUSINESS. CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT.

MCV Cost Recovery Issues: The MCV Partnership was formed in January 1987 by subsidiaries of Consumers and Dow to convert a portion of Consumers' abandoned Midland nuclear plant into a natural gas-fueled, combined cycle cogeneration facility. The MCV Facility has been certified as a Qualifying Facility under PURPA. Consumers' current interests in the MCV Partnership and the MCV Facility are discussed more fully in Note 3 of the Notes to Consumers' Consolidated Financial Statements.

In 1987, Consumers signed a PPA with the MCV Partnership for the purchase of up to 1,240 MW of capacity for a 35-year period beginning with the MCV Facility's commercial operation in March 1990. Consumers' cost recovery from its electric customers for the amount of capacity purchased by Consumers from the MCV Partnership, the price paid by Consumers for that capacity and associated energy, and the method of rate recovery for those purchases had been at issue before the MPSC and the Michigan appellate courts since Consumers' first attempt to recover those costs in its annual PSCR proceedings. Because the MPSC consistently denied Consumers full recovery of the costs it incurred for its purchases from the MCV Partnership, Consumers incurred significant ongoing annual losses. On March 31, 1993, the MPSC issued an Opinion and Order on a Revised Settlement Proposal, which had been submitted by Consumers, CMS Energy, the MPSC staff, and ten qualifying facility developers, approving it with certain modifications. The Settlement Order allows Consumers to schedule deliveries of energy from the MCV Facility whenever it is available up to specified hourly availability limits. Consumers can recover an average
3.62 cents per kWh for 915 MW of capacity and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries had been scheduled on an economic basis. The applicable availability limits are divided into on-peak and off-peak hours. For the period beginning January 1, 1993 through December 31, 1997, there are no limits applicable on Consumers' recovery for its purchase of capacity made available during on-peak hours while recovery for the purchase of capacity made available during off-peak hours is limited in 1993 at 80 percent of the 915 MW, 82 percent in 1994 and 1995, and 84 percent in 1996 and 1997. Beginning in 1998 and continuing thereafter both the on and off-peak recovery will be limited to
88.7 percent of the 915 MW of capacity authorized for recovery under the Settlement Order. With Consumers' acceptance of the Settlement Order, the uncertainties surrounding Consumers' cost recoveries related to its purchases from the MCV Partnership were resolved to a sufficient degree that Consumers effected a quasi-reorganization as of December 31, 1992, in which Consumers' accumulated deficit of $574 million was eliminated against other paid-in capital. Following this quasi-reorganization, Consumers resumed paying dividends in 1993. This action was approved by Consumers' Board of Directors and did not require shareholder approval.

Because the Settlement Order only permitted Consumers cost recovery for 915 MW of the capacity it is purchasing from the MCV Partnership, cost recovery for the remainder of the capacity purchased from the MCV Partnership has continued to be an issue in Consumers' proceedings before the MPSC. In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve the recovery of Consumers' cost of purchasing the 325 MW of contract capacity from the MCV Facility above the level the MPSC has currently authorized for recovery, among other issues. For further discussion of this proposed settlement and other legal proceedings involving Consumers and the MCV Partnership see Item 3. LEGAL PROCEEDINGS.

Fuel: Consumers has five generating plants which utilize coal as a fuel source and which constitute 77 percent of its baseload capacity. These plants combined to produce a total of 15,956 million kWhs in 1995 requiring approximately 7 million tons of coal. Consumers has long-term contracts covering 60 to 70 percent of its coal requirements for 1996. Consumers' coal requirements not under long-term contract must be supplied through short-term agreements or spot purchases. Consumers' coal inventory as of December 31, 1995 amounted to approximately 47 days' supply.

Consumers currently owns and operates two nuclear power plants, Palisades,
near South Haven, Michigan and Big Rock, near Charlevoix, Michigan.   In
1995, the combined net generation of these plants was 5,353 million kWhs, which constitutes approximately 25 percent of Consumers' baseload generation. Consumers currently has two contracts for uranium concentrates which have quantity flexibility sufficient to cover up to approximately 60 percent of its requirements. The larger of these two contracts runs through 1996. Consumers intends to purchase the balance of its 1996 and 1997 concentrate and conversion requirements in the spot market. Consumers has contracts for nuclear fuel services, including enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The enrichment contract covers 70 percent of the requirements until the year 2000. The fabrication contract was renegotiated in 1995 for Palisades and remains in effect for the next six Palisades reloads with options to extend for an additional two reloads. The Big Rock fabrication contract remains in effect through the end of the operating license in the year 2000. These contracts are with major private indus-trial suppliers of nuclear fuel and related services and with the United States Government.

As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                              Power Generated
                            (Millions of kWhs)

                           1995       1994      1993      1992     1991
Coal                      15,956     17,401    16,520    17,024   16,500

Nuclear                    5,353      4,904     3,938     5,093    5,340

Oil (a)                      318        322       238       206      194

Gas (a)                      238         91       110        12       16

Hydro                        420        481       489       490      518

Net Pumped Storage (b)      (373)      (414)     (394)     (393)    (406)
                          ------     ------    ------    ------   ------
Total Net Generation      21,912     22,785    20,901    22,432   22,162
                          ======     ======    ======    ======   ======

(a) Beginning in 1993, reflects the conversion of Karn Unit 4 to a dual fuel capability enabling the unit to burn natural gas or oil or a combination of both, having previously only burned oil.

(b) Represents Consumers' share of net generation from Ludington. This facility pumps water into a storage pond using electricity generated during off-peak hours, in order to later generate electricity during peak demand hours.

The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                               Fuel Consumed
                          (Cost Per Million Btu)

                   1995       1994      1993      1992     1991

Coal               $1.51      $1.57     $1.60     $1.62    $1.61

Oil                 2.64       2.96      2.90      2.73     2.96

Gas (a)             2.18       2.81      3.13      4.73     4.58

Nuclear (b)          .49        .46       .40       .38      .62

All Fuels (c)       1.27       1.34      1.39      1.33     1.36

(a)   Beginning in 1993, includes combustion turbines and Karn Unit 4.

(b) An increase in operating cycles from twelve to eighteen months beginning in 1992 resulted in a significant reduction in nuclear fuel costs.

(c)   Weighted average fuel costs.

Under the Nuclear Waste Policy Act of 1982, the federal government is responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste beginning not later than 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation. In 1995, two bills were introduced in Congress which clarify the DOE's obligation to accept spent nuclear fuel. Both bills direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in the State of Nevada by 1998. Big Rock has the capacity to accommodate normal spent fuel discharge through the end of its operating license in 2000, with a full core discharge reserve through 1996. Consumers' on-site storage pool at Palisades is at capacity and Consumers is currently storing spent nuclear fuel in an on-site dry cask storage facility. If the DOE fails to accept delivery of spent nuclear fuel by the contractually established dates, which for Big Rock and Palisades are 1999 and 2000, respectively, Consumers expects to be able to store spent nuclear fuel in dry storage casks at its nuclear plant sites until a long-term depository is available. For a discussion relating to the NRC approval of dry storage casks and Consumers' use of the casks, see Note 13 of the Notes to Consumers' Consolidated Financial Statements. Consumers began shipping its low-level radioactive waste to a site in South Carolina during 1995 and plans to have all its current low-level radioactive waste removed from its nuclear plant sites by the end of 1996.

Consumers Gas Utility Operations

Consumers purchases, transports, stores and distributes gas and renders gas service to approximately 1.5 million customers in 45 of the 68 counties in Michigan's Lower Peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area. It owns gas transmission and distribution mains and other gas lines, compressor stations and facilities, storage rights, wells and gathering facilities in several fields in Michigan. Consumers and Michigan Gas Storage store gas during the warmer months of the year for use in the colder months when demand is higher. Consumers' gas operations are not dependent upon a single customer, or a few customers, and the loss of any one of such customers would not have a material adverse effect on its financial condition. See Item 2. PROPERTIES.

Consumers' gas operations are seasonal to the extent that peak demand occurs in winter due to colder temperatures. Consumers' consolidated gas operating revenue was $1.2 billion in 1995, an increase of 3.8 percent from 1994. The all-time record 24 hour send-out of natural gas for Consumers on January 19, 1994 was 3,100,000 mcf, which Consumers considers to be the peak-day transportation and distribution capacity of the system. Deliveries of gas sold by Consumers, and from other sellers over Consumers' pipeline and distribution network, to ultimate customers including the MCV Partnership totaled 404 bcf in 1995. See Item 1. BUSINESS. CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT.

Consumers Gas Supply:  In 1995, Consumers purchased approximately
87 percent of its required gas supply using long-term and short-term contracts. The contract supply included 44 percent from United States producers, 23 percent from Canadian producers and 20 percent from Michigan producers. The remaining 13 percent of Consumers' 1995 gas supply requirements were met by purchases on the spot market.

Consumers' firm transportation agreements are with Trunkline, Panhandle, ANR Pipeline Company and Great Lakes Gas Transmission Company. These agreements are utilized by Consumers to transport its required gas supplies to market and to replenish its storage fields. In total, Consumers' firm transportation arrangements will carry almost 90 percent of Consumers' total gas supply requirements.

Consumers' portfolio of firm transportation from pipelines is as follows:

                         Volume (dekatherms/day)        Expiration
                         ------                      -----------------

Trunkline                41,400                      February   1997
                        336,375                      October    2002

Panhandle                40,000                      March      2000
                         25,000                      March      2000

ANR Pipeline Company     40,000                      October    1999
                         10,000                      December   2001
                          6,000                      December   2002
                         24,900                      October    2003
                         58,765                      October    2003

Great Lakes Gas
Transmission Company     84,000                      March      2004

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

CMS Energy Oil and Gas Exploration and Production

CMS NOMECO is an oil and natural gas producer with activities in Michigan and 12 other states, the Gulf of Mexico, Colombia, Congo, Ecuador, Equatorial Guinea, Tunisia, Venezuela and Yemen. In 1995, it produced approximately 4.5 MMbbls of oil, condensate and plant products and approximately 26.3 bcf of gas compared to 2.2 MMbbls and 20.5 bcf in 1994.

During 1995, CMS NOMECO participated with a working interest in drilling wells as follows:



                                                   Number of
Type of Well            Number of Wells        Successful Wells         Success Ratio
------------            ---------------        ------------------       ---------------
                          Gross     Net        Gross        Net         Gross      Net
                          -----    ----        -----       -----        -----     -----


Exploratory                   8    3.67            3        1.31          38%       36%

Development                  27    4.20           26        3.92          96%       93%
                             --    ----           --        ----

   Total                     35    7.87           29        5.23          83%       66%
                             --    ----           --        ----
                             --    ----           --        ----


The numbers do not include CMS NOMECO's participation in Devonian Antrim Shale gas wells in Michigan, where CMS NOMECO drilled 120 wells (22 net) during 1995 with a 98 percent success rate.

CMS NOMECO has a 14 percent working interest in a consortium which is conducting oil development and production operations in Block 16 and the adjoining Tivacuno Block of the Oriente Basin of Ecuador. Production commenced from these Blocks in 1994. In 1995 the three fields were producing at a pipeline-curtailed rate of 30,500 barrels per day compared to total production capacity of 40,000 barrels per day. Further, in 1994 the Ministry of Energy and Mines in Ecuador informed the consortium members that the Ministry will seek to renegotiate the Risk Service Contract and other contracts governing the project. The negotiations commenced in September 1995 and will likely continue for at least the next several months and possibly beyond. CMS NOMECO cannot predict the outcome of these negotiations. Ecuador currently represents approximately 13.2 percent of the total of CMS NOMECO's proved oil and gas reserves on an equivalent barrel basis.

In February 1995, CMS NOMECO acquired Walter for approximately $49 million, consisting of approximately $27 million of CMS Energy Common Stock and $22 million in both cash and assumed debt. CMS NOMECO's acquisition of Walter added proved reserves of 20 MMbbls of oil.

In August 1995, CMS NOMECO acquired Terra for approximately $63 million of CMS Energy Common Stock. By virtue of the acquisition, CMS NOMECO acquired approximately 96 bcf of proved gas reserves. See Item 2. PROPERTIES. CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES.

CMS Energy Independent Power Production

CMS Generation invests in, develops, converts, constructs, operates and acquires non-utility power generation projects both domestically and internationally. As of January 1996, CMS Generation had ownership interests in 2,812 MW (gross) operating capacity in twenty-eight operating power projects in Michigan, California, Connecticut, New York, Maine, New Jersey, Oklahoma, North Carolina, Virginia, Argentina and the Philippines. These power projects are powered by natural gas, wood waste, coal, oil, water, tires and wind.

In April 1994, GPSLP, an unconsolidated affiliate of CMS Generation, began construction of the Genesee Power Station, a 35 MW waste wood-fueled power plant near Flint, Michigan, which continued during 1995. CMS Generation has a 50 percent interest in GPSLP. Completion of this plant and commercial operation occurred in the first quarter of 1996.

In January 1995, CMS Generation acquired HYDRA-CO for $153 million, net of $54 million cash. CMS Generation acquired 224 MW of net generating capacity and also assumed shared construction management responsibility for a 60 MW diesel-fueled plant under construction in Jamaica, scheduled to go in service in the fourth quarter of 1996.

In January 1995, the Moroccan government selected a consortium of CMS Generation and an affiliate of Asea Brown Boveri to exclusively negotiate a definitive agreement for the privatization and expansion of a Moroccan power plant. The privatization of the coal-fired Jorf Lasfar plant, southwest of Casablanca, would include a thirty year concession agreement to operate two 330 MW generating units already in service and to construct and operate another two 330 MW units. The output of the plants will be sold to the Moroccan national utility. The operations of the existing facilities acquired are expected to partially finance the construction of the two additional units.

In April 1995, CMS Generation sold substantially all of its interest in the Argentine thermal electric generation plant, Centrales Termicas San Nicolas.

In August 1995, CMS Generation and Empresa de Energia y Vapor reached an agreement with YPF S.A., Argentina's largest oil company, to supply YPF S.A. with electricity and steam from a 150 MW natural gas-fueled plant to be built at YPF S.A.'s La Plata oil refinery in Buenos Aires Province, Argentina. CMS Generation holds a 39 percent ownership interest in the project and will serve as plant operator. Financing for the project is expected to be complete in early 1996, with a two year construction period to begin shortly thereafter.

During 1995, CMS Generation invested approximately $11 million in GVK Industries, the developer of a 235 MW gas/naphtha fired plant under construction in the state of Andhra Pradesh, India. CMS Generation has a total equity commitment to the project of approximately $20 million representing a 25 percent ownership interest. GVK Industries is negotiating to sell all of its output to the state electric company under a 30 year power purchase agreement and is expected to commence commercial operations on its first unit in the second quarter of 1996, subject to consummation of the power purchase agreement and financial closing.

CMS ENERGY GAS TRANSMISSION AND STORAGE, CMS GAS MARKETING AND CMS ELECTRIC MARKETING

CMS Gas Marketing was formed in 1987 to arrange natural gas supplies for large gas consumers throughout the Great Lakes, Midwest and Middle South regions of the United States. CMS Gas Marketing currently has over 600 customers in 18 states with sales of 101 bcf in 1995. Customers include industrial facilities, schools, hospitals, electric utilities and local gas distribution companies.

CMS Gas Transmission, which commenced operations in 1989, owns, develops and manages domestic and international natural gas transmission, processing and storage projects.

In 1995, Enterprises formed CMS Electric Marketing to provide electric supply marketing services to utilities, municipalities, and commercial and industrial electricity users throughout North and South America.

In 1995, CMS Gas Transmission increased its ownership of the Antrim plant carbon dioxide processing facilities, located in Otsego County, Michigan, to 100 percent by acquiring the remaining 40 percent. Under a new agreement with MichCon, CMS Gas Transmission will provide a gas treatment service for up to 260 MMcf/d of Antrim gas. A 70 MMcf/d facility was completed in January 1996.

In July 1995, CMS Gas Transmission acquired a 25 percent ownership interest in TGN, an Argentine natural gas transporter, for $136 million. TGN owns and operates 2,600 miles of pipelines that provide natural gas transmission service to the northern and central parts of Argentina, with almost one bcf per day of existing pipeline capacity.

In December 1995, CMS Gas Transmission successfully completed construction of the $3 million, 3.1 mile Bluewater pipeline from an interconnection with Consumers' natural gas transmission system to an interconnection with an existing pipeline at the St. Clair River, south of Port Huron, Michigan. The pipeline, which is capable of transporting up to 200 mcf of natural gas per day, will provide significantly increased gas supply flexibilities in the United States and Canada.

In January 1996, CMS Gas Transmission acquired an ownership interest in Nitrotec Corporation which has two helium recovery plants under construction, with the first plant scheduled to be in service the first quarter of 1996. The total estimated capital cost of these two plants, both located in Kansas, is $8.2 million. Additionally, one helium recovery plant was placed in service in October 1995. Nitrotec Corporation has also started construction on a $5.2 million nitrogen rejection facility in Texas.

In January 1996, CMS Gas Transmission acquired Petal Gas Storage Company and its related assets. Petal Gas Storage Company is a natural gas storage facility located in Forrest County, Mississippi. Petal Gas Storage Company's salt dome storage cavern provides up to 3.2 bcf per day of ten-day storage service and has the capability of being refilled in 20 days.

CMS ENERGY CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT

Revenue For Years Ended December 31            In Millions

                                    1995     1994    1993

Electric Utility Operations
    Residential                    $  809   $  756  $  718
    Commercial                        675      646     620
    Industrial                        687      672     635
    Other                              78       80      75
                                   ------    -----   -----

       Total System Sales           2,249    2,154   2,048
    Intersystem Sales                  28       35      29
                                   ------    -----   -----

       Total                        2,277    2,189   2,077
                                    -----    -----   -----

Gas Utility Operations
    Residential                       821      791     803
    Commercial                        239      230     232
    Industrial                         59       57      55
    Other                              26       19      14
    Transportation                     50       54      56
                                    -----    -----   -----

       Total                        1,195    1,151   1,160
                                    -----    -----   -----

Oil and Gas Exploration and
  Production Operations               108       78      71
                                    -----    -----   -----

Independent Power Production (a)       96       46      21
                                    -----    -----   -----

Gas Transmission and Marketing
Operations (b)
    Marketing                         171      129     130
    Transmission                       25       16      12
                                    -----    -----   -----

       Total                          196      145     142
                                    -----    -----   -----

Other Operations                       18        5       5
                                    -----    -----   -----

       Total                       $3,890   $3,614  $3,476
                                   ------   ------  ------
                                   ------   ------  ------

(a) Does not include CMS Energy's share of unconsolidated independent power production revenues of $497 in 1995, $385 in 1994 and $334 in 1993.

(b) Does not include CMS Energy's share of unconsolidated natural gas transmission, storage and marketing revenue of $26 in 1995, $7 in 1994 and $3 in 1993.

SALES FOR YEARS ENDED DECEMBER 31

                                    1995     1994    1993
                                  -------   ------  ------

Electric Utility Sales
  (Millions of kWhs)
    Residential                    10,712   10,222  10,066
    Commercial                      9,649    9,174   8,909
    Industrial                     12,688   12,321  11,541
    Other                           1,351    1,285   1,142
                                   ------   ------  ------

       Total System Sales          34,400   33,002  31,658
    Intersystem Sales               1,106    1,460   1,106
                                   ------   ------  ------

       Total                       35,506   34,462  32,764
                                   ------   ------  ------
                                   ------   ------  ------
Gas Utility Sales and
  Deliveries (bcf)
    Residential                       180      171     175
    Commercial                         58       55      56
    Industrial                         15       14      14
    Transportation                    151      169     166
                                   ------   ------  ------

      Total                           404      409     411
                                   ------   ------  ------
                                   ------   ------  ------

Oil & Gas Exploration and
  Production Sales
  (net equiv. MMbbls)                 8.9      5.6     5.0
                                   ------   ------  ------
                                   ------   ------  ------

CONSUMERS CONSOLIDATED REVENUE AND SALES BY BUSINESS SEGMENT

Revenue For Years Ended December 31            In Millions
----------------------------------------------------------

                                    1995     1994    1993
                                   ------   ------  ------
Electric Operations
     Residential                   $  809   $  756  $  718
     Commercial                       675      646     620
     Industrial                       687      672     635
     Other                             78       80      75
                                    -----    -----   -----

        Total System Sales          2,249    2,154   2,048
     Intersystem Sales                 28       35      29
                                    -----    -----   -----

        Total                       2,277    2,189   2,077
                                    -----    -----   -----

Gas Operations
     Residential                      821      791     803
     Commercial                       239      230     232
     Industrial                        59       57      55
     Other                             26       19      14
     Transportation                    50       54      56
                                    -----    -----   -----

        Total                       1,195    1,151   1,160
                                    -----    -----   -----

Other Operations                       39       16       6
                                    -----    -----   -----

        Total                      $3,511   $3,356  $3,243
                                   ------   ------  ------
                                   ------   ------  ------

Sales For Years Ended December 31
-------------------------------------------------------------

                                    1995     1994    1993
                                   ------   ------  ------
Electric Sales (Millions of kWhs)
     Residential                   10,712   10,222  10,066
     Commercial                     9,649    9,174   8,909
     Industrial                    12,688   12,321  11,541
     Other                          1,351    1,285   1,142
                                   ------   ------  ------

       Total System Sales          34,400   33,002  31,658
     Intersystem Sales              1,106    1,460   1,106
                                   ------   ------  ------

       Total                       35,506   34,462  32,764
                                   ------   ------  ------
                                   ------   ------  ------
Gas Sales and Deliveries (bcf)
     Residential                      180      171     175
     Commercial                        58       55      56
     Industrial                        15       14      14
     Transportation                   151      169     166
                                   ------   ------  ------

        Total                         404      409     411
                                   ------   ------  ------
                                   ------   ------  ------

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

Michigan Public Service Commission

Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, services, certain facilities and various other matters. For information about Consumers' significant pending MPSC matters, see Item 3. LEGAL PROCEEDINGS. The MPSC also has or will have rate jurisdiction over several limited partnerships in which CMS Gas Transmission has ownership interests. These partnerships own or will own and operate intrastate gas transmission pipelines. In December 1995, the State of Michigan repealed the statutes granting MPSC jurisdiction over future public utility securities issuances.

Nuclear Regulatory Commission

Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction and operation of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with a previous evaluation that the Palisades reactor vessel can be safely operated through late 1999 and requesting submittal of an action plan to provide for operation of the plant beyond 1999. The Safety Evaluation Report and other matters relating to Palisades are more fully described in Note 13 to Consumers' Consolidated Financial Statements.

Federal Energy Regulatory Commission

FERC has rate jurisdiction over twenty-seven independent power projects in which CMS Generation has an ownership interest which are Qualifying Facilities under PURPA. FERC also has jurisdiction over Michigan Gas Storage as a natural gas company within the meaning of the Natural Gas Act. The FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to service provided and rates charged by Michigan Gas Storage. Under certain circumstances, the FERC also has the power to modify gas tariffs of interstate pipeline companies. Certain aspects of Consumers' gas business are also subject to regulation by the FERC including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

Certain aspects of Consumers' electric operations are also subject to regulation by the FERC, including compliance with the FERC's accounting rules and other regulations applicable to "public utilities" and "licensees", the transmission of electric energy in interstate commerce and the rates and charges for the sale of electric energy at wholesale, certain mergers, the sale of certain facilities, the construction, operation and maintenance of hydroelectric projects and the issuance of securities, as provided by the Federal Power Act.

Consumers has an effective open-access interconnection service schedule on file with the FERC for wholesale wheeling transactions and another wheeling tariff pending before the FERC. In March 1995, the FERC issued a NOPR and a supplemental NOPR which include a proposed requirement for open-access transmission services by utilities under standard terms and conditions and procedures for recovery of stranded costs, which the FERC proposes would be the reasonably anticipated lost revenues. For further information about the open-access transmission tariffs, see ITEM 1. BUSINESS. CONSUMERS AND CMS ENERGY COMPETITION - Electric Competition and
Item 3. LEGAL PROCEEDINGS.


CONSUMERS AND CMS ENERGY INSURANCE

Consumers maintains $500 million of primary property damage insurance from NML at each of its operating nuclear plants, Big Rock and Palisades, covering all risks of physical loss, subject to certain exclusions and deductibles. Consumers is also insured by NEIL and obtains excess property damage insurance in the amount of $2.0 billion for Palisades. These nuclear property insurance policies cover decontamination, debris removal and direct property loss. The NEIL excess property damage policies for Palisades would also cover much of the cost arising from an accidental premature decommissioning which was not already funded and part of the remaining book value of the plant. For any loss over $100 million, stabilization and decontamination expenses must be satisfied before other claims proceeds are received from the insurers. Under all these policies, Consumers retains the risk of loss to the extent the loss is within the policy deductibles ($1 million for Palisades and $250,000 for Big Rock) or policy exclusions or if the loss exceeds the combined property damage policy limits ($2.5 billion for Palisades and $500 million for Big Rock) at either location. Because NML and NEIL are mutual insurance companies, Consumers would be subject to assessments under the NML and NEIL excess property damage policies which could total approximately $27.5 million in any one policy year in the event of covered losses at its own or any other member's nuclear facility. Consumers has also procured NEIL I coverage which would partially cover the cost of replacement power during certain prolonged accidental outages of the Big Rock or Palisades units. Such cost would not be covered by the insurance during the first 21 weeks of any outage, but the major portion of such cost would be covered during the next 12 months of the outage, followed by a reduced level of coverage for a period up to two additional years. Consumers would be subject to a maximum assessment under the replacement power insurance of approximately $2.5 million in any one policy year in the event of covered losses at its own or any other member's nuclear facility or facilities.

Consumers maintains nuclear liability insurance and other forms of financial protection (including an agreement of government indemnity under the Price-Anderson Act, applicable to the Big Rock) for injuries and off-site property damage due to the nuclear hazard at such facilities. Such insurance and financial protection covers Consumers up to the aggregate limits of liability established by the Price-Anderson Act, which are presently $544 million for Big Rock and approximately $8.9 billion for Palisades. Part of such financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of a nuclear incident at any of such facilities. Consumers would be subject to a maximum assessment of $79 million per occurrence in the event of a nuclear incident at certain nuclear facilities, limited to a maximum installment payment of $10 million per occurrence in any year. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury caused by a nuclear hazard to workers who began their nuclear related employment after January 1, 1988. The policies contain a $200 million nuclear industry aggregate limit and could subject Consumers to a maximum assessment of up to $6.4 million in the event of claims thereunder.

Property insurance is also maintained on CMS Energy's and Consumers' non-nuclear facilities and operations. Conventional (non-nuclear) property insurance is maintained on buildings, equipment, boilers, machinery and gas stored underground. The applicable policies insure the full replacement value of all major operating locations. However, the insurance policies are subject to standard terms, conditions, exclusions and coverage limits similar to those of other companies with similar facilities and operations. Consumers maintains deductibles ranging from $500,000 to $1 million on plant and facility losses. Certain CMS Energy projects are specifically insured with lower deductibles. Consumers insures its overhead electric transmission and distribution system for a $25 million maximum loss limit subject to a $7.5 million deductible.

CMS Energy's and Consumers' non-nuclear public liability insurance policies provide a $125 million policy limit, with a $500,000 deductible. Other policies include $125 million of excess workers' compensation insurance, subject to the $500,000 deductible; $125 million of fiduciary and employee benefit liability insurance, subject to the $500,000 deductible; $10 million of crime insurance coverage subject to a $100,000 deductible; $50 million (offshore) and $20 million (onshore) of oil and gas well blow-out insurance subject to a $250,000 deductible; and a maximum of $225 million of aircraft insurance. Certain CMS Energy non-utility projects maintain special insurance with lower deductibles.

CMS Energy and Consumers are not insured with regard to certain risks, most notably for flood or earthquake damage to its underground gas and electrical equipment, because it believes that these properties are not subject to large earthquake and flood risks. Consumers has also not obtained insurance for flood and earthquake property damage at its nuclear plants because it believes that the protective systems built into these plants and the low probability of an event of this type at the locations of these plants makes such insurance unnecessary. In addition, Consumers' current insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants. See CONSUMERS AND CMS ENERGY ENVIRONMENTAL COMPLIANCE section below.

Insurance policy terms, limits and conditions are subject to change during the year as policies are renewed; however, CMS Energy and Consumers believe that they and their subsidiaries are adequately insured for the various risk exposures incidental to their respective businesses.


CONSUMERS AND CMS ENERGY ENVIRONMENTAL COMPLIANCE

Consumers and CMS Energy and their subsidiaries are subject to regulation with regard to environmental quality, including air and water quality, waste management, zoning and other matters, by various federal, state and local authorities. Management believes that the responsible administration of its energy resources includes reasonable programs for the protection and enhancement of the environment.

Consumers has installed modern stack emission controls and monitoring systems at its electric generating plants, converted electric generating units to burn cleaner fuels, worked with others to use bottom ash as final cover for ash disposal areas in place of topsoil and as a base for asphalt in road shoulders, worked with local, state and national organizations on waste minimization and pollution prevention initiatives to enhance certain of Consumers' lands for the benefit of wildlife, provided recreational access to its lands, worked with universities and other institutions on projects to propagate threatened or endangered species, and made financial contributions to a variety of environmental enhancement projects.

Capital expenditures by Consumers for environmental protection additions were approximately $33 million in 1995 and are estimated to be approximately $39 million in 1996.

Air use permits are required under federal and state law for certain of Consumers' and CMS Generation's affiliates' sources of air emissions. These laws require that certain affected facilities control their sources' air emissions. Permits for Consumers' affected steam electric generating facilities and other affected sources of air emissions have been issued by the Michigan Air Pollution Control Commission, and more recently, the DEQ, pursuant to a delegation of authority from the EPA under the Clean Air Act and Michigan Air Pollution Act, as amended. Consumers believes that it is in substantial compliance with all air use permits.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and NOx and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Beginning in 1995, certain coal-fueled generating units receive emissions allowances (all of Consumers' coal units will receive allowances beginning in the year 2000). Based on projected emissions from these units, Consumers expects to have excess allowances which may be sold or saved for future use.

The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Final acid rain program NOx regulations specifying the limits applicable to the other coal-fired units are expected to be issued in 1996. Management believes that Consumers' annual operating costs will not be materially affected.

Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Superfund liability is joint and several, and along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. On December 31, 1995, Consumers accrued a liability for its estimated losses. Consumers believes that it is unlikely that its liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position or results of operations.

The Michigan Natural Resources and Environmental Protection Act (formerly the Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including several of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Such costs are estimated to be between $48 million and $112 million. There is limited knowledge of manufactured gas plant contamination at these sites at this time, although Consumers continues to investigate and study these sites. For further information about manufactured gas plants, see Note 12 of the Notes to Consumers' Consolidated Financial Statements.

Consumers has engaged in an aggressive testing and removal program for USTs. Since 1985, Consumers and its subsidiaries have reduced the number of regulated UST systems from approximately 256 to 45. At 109 of the sites from which UST systems were removed, there had been hydrocarbon releases, either from tank system leaks or from spillage on the surface during transfer of contents to or from the tanks. Consumers' response activities have resulted in DNR/DEQ concurrence in closure of 75 of those releases. The remaining releases are at various stages of cleanup completion. It is estimated that about $5 million remains to be spent to complete these response activities. The Michigan Underground Storage Tank Financial Assurance Act provides a fund to help pay for the cost of response activities associated with leaking USTs. To qualify for these funds, an owner or operator must be in compliance with UST regulations and had to submit requests for reimbursement before June 29, 1995. Through December 1995, Consumers was reimbursed approximately $2.7 million by this state fund.

Like most electric utilities, Consumers has PCB in some of its electrical equipment. Although it has been unlawful to manufacture or sell PCB or PCB contaminated equipment since the 1970's, its continued use in preexisting electrical equipment is lawful. Consumers has engaged in a number of programs to reduce the risk of exposure to the environment from possible PCB spills. These included such actions as a contingency program of removing PCB capacitors outside of substations and replacing them with non-PCB capacitors, draining large transformers and refilling them with non-PCB mineral oil, removing PCB equipment which was found to pose a risk to food supplies or animal feed, and other such programs. Consumers still has a limited number of PCB capacitors in substations. It has approximately 459,000 untested distribution transformers. By regulation, unless the PCB level is known, transformers are presumed to be PCB-contaminated. There may also be PCB in certain other types of equipment. Based upon results of sampling in 1981, it is thought that about 1 percent of the pole-top transformers had over 500 ppm of PCB, and about 12 percent had from 50 to 500 ppm. Those percentages should decline over time with the retirement of older equipment and its replacement with non-PCB equipment. From time to time there are accidental releases from such equipment. Consumers typically spends less than $1 million per year for all cleanup and disposal of debris and equipment from PCB releases.

NPDES and ground water discharge permits authorize the discharge of certain waste waters from Consumers' facilities and pipeline construction projects pursuant to state water quality standards and federal effluent limitation guidelines. Authorizations for discharges from all of Consumers' major operating steam electric generating facilities and for certain discharges from Consumers' other facilities, including Ludington and pipeline construction projects, have been issued by the State of Michigan pursuant to a delegation of authority from the EPA under the Federal Water Pollution Control Act of 1972, as amended. Consumers believes that it is in substantial compliance with the NPDES permits.

In early 1996, the FERC and MPSC approved a settlement agreement which resolved two lawsuits filed by the Attorney General in 1986 and 1987 relating to injuries to fishery resources because of the operation of Ludington. The MPSC also approved recovery of costs related to the settlement agreement. The Michigan Water Resources Commission issued a NPDES permit in early 1996, which was also a condition to the settlement agreement. Approval of the settlement agreement requires Consumers to transfer certain land to the State of Michigan and the Great Lakes Fishery Trust (with an original cost of $9 million and a fair market value in excess of $20 million), make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million will be made over the next 24 years to enhance the fishery resources of the Great Lakes.


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

PURPA created a special class of independent power producers that, providing the requirements of Qualifying Facility status are met, are entitled by statute to have their production purchased by a utility.
Under PURPA, Qualifying Facilities are generally exempt from federal and state rate regulation. Similar to PURPA, the Energy Act was designed, among other things, to foster competition in the wholesale electric market by facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities), by excluding them from regulation under PUHCA and by authorizing the FERC under certain conditions to order utilities that own transmission facilities to provide wholesale transmission services to or for other utilities and other entities generating electric energy for sale or resale. One effect of the reduced regulation has been to encourage investment in wholesale power production facilities that will compete with utilities to provide generation to meet future system demand and provide competition for CMS Energy in the domestic and foreign non-utility electric generation markets.

Some of Consumers' larger industrial customers are exploring the possibility of constructing and operating their own on-site generating facilities. Consumers is actively working with these customers to develop rate and service alternatives that are competitive with self-generation options. In an effort to meet the challenge of competition, Consumers has signed sales contracts with some of its largest industrial customers, including its largest customer, General Motors. The sales contracts with industrial customers are more fully described in Item 7. Consumers' Managements' Discussion and Analysis. Under the retail rates authorized by the MPSC, Consumers' industrial and commercial customer rates are currently structured such that rates paid by residential customers are kept at levels lower than they would otherwise be through subsidization by the industrial and commercial customers. In February 1996, the MPSC authorized Consumers to increase its retail electric rates by $46 million and authorized a reduction in the cross-subsidization of residential rates by the industrial and commercial customers taking service at primary voltages in a two-step adjustment to take place during 1996.

In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which, if approved, would allow Consumers a certain level of rate-pricing flexibility and allow the use of contract capacity from the MCV Facility above the level currently authorized for recovery by the MPSC, to respond to customers' alternative energy options. Consumers' proposal for rate pricing flexibility for certain customers is addressed in a proposed settlement agreement reached between Consumers and the MPSC staff in September 1995 and is presently being reviewed by the MPSC. For further information about the proposed settlement agreement, see Item 3. LEGAL PROCEEDINGS.

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

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In June 1995, the MPSC approved the experimental retail wheeling program at the 60 MW level and set rates and charges for retail delivery service under the experiment. Consumers and other parties filed claims of appeal of this order. Consumers does not expect this short-term experimental program to have a material impact on its financial position or results of operations.

Consumers has on file with the FERC an open-access transmission tariff which enables any electric utility (defined in such tariff to include independent power producers) to use Consumers' integrated transmission system for the transmission of energy produced and sold by such electric utility or by third parties. Other similar open-access transmission tariffs have been made effective by the FERC for several large utility companies or systems and more open-access transmission tariffs are anticipated. These developments produce increased marketing opportunities for utility systems such as Consumers' and expose Consumers' system to loss of wholesale load or reduced revenues due to possible displacement of Consumers' wholesale transactions by alternative suppliers with access to Consumers' primary areas of service. Because wholesale transactions by Consumers generated less than 2 percent of Consumers' 1995 revenue from electric operations, Consumers does not believe that this potential loss is significant.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals is a requirement that utilities provide open access to the domestic interstate transmission grid. Under the FERC's proposal, all utilities would be required to use these tariffs for their own wholesale sales of electric energy, and the utilities would be allowed the opportunity to recover wholesale stranded costs. Consumers is unable to predict what, if any, final rules may be issued by the FERC related to this proposal; however, management believes that Consumers is well-positioned to compete in an environment of open access as it has been voluntarily providing this transmission service since 1992. FERC's final rules are expected in early 1996.

The governor of the State of Michigan has proposed that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry and has recommended appropriate revisions. At this time no proceedings have been initiated at the MPSC on this matter and no new legislation has been introduced.

Gas Competition

Competition has existed for several years for Consumers' gas operations and comes primarily from alternate energy sources such as electricity and alternate fuel sources. In the industrial market segment, customers have traditionally used alternate fuels such as coal, oil and propane. In the residential market segment, some customers use propane, fuel oil or electricity for space heating and water heating; in Consumers' gas territory, natural gas maintains 95.8 percent market share for residential space heating and 88 percent for residential water heating. The Natural Gas Policy Act of 1978 resulted in the deregulation of wellhead gas prices, substituting supply and demand effects of the marketplace for regulation. This effectively eliminated artificially-induced curtailments of gas supply experienced earlier in the decade. Gas competition among various wellhead suppliers subsequently increased. Order 636 effectively unbundled the transportation of natural gas from the sale of natural gas by interstate pipelines thereby requiring pipelines to become common carriers. Consequently, pipelines must compete for shippers in search of low priced capacity. Consumers offers unbundled services (transportation and storage) to its larger end-use customers who choose to acquire gas supplies from alternate sources. Since Consumers' earnings from its gas operations are not dependent on gas purchased and resold to its customer base, Consumers has not suffered any negative earnings impact as a result of such competition, nor does it believe that any such impact is likely in the future. The MPSC has initiated legislative-type hearings to investigate the possibility of making natural gas transportation service available to other customer segments.

CMS Energy's non-regulated gas subsidiaries face significant competition from other gas pipeline companies, gas producers, gas storage companies, and brokers/marketers.


EMPLOYEES

CMS Energy

As of March 1, 1996, CMS Energy and its subsidiaries had 9,898 full-time employees and 115 part-time equivalent employees for a total of 10,013 employees.

Consumers

As of March 1, 1996, Consumers and its subsidiaries had 9,134 full-time employees and 107 part-time equivalent employees for a total of 9,241 employees. This total includes 4,139 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. A collective bargaining agreement was negotiated between Consumers and the Union which became effective as of June 1, 1995 and, by its terms, will continue in full force and effect until June 1, 2000. EXECUTIVE OFFICERS As of March 1, 1996


CMS Energy

        Name                  Age                  Position                                    Period
        ----                  ---                  --------                                    ------

William T. McCormick, Jr.      51   Chairman of the Board and Chief Executive Officer
                                      of CMS Energy                                            1987-Present
                                    Chairman of the Board of Consumers                         1992-Present
                                    Chairman of the Board of Enterprises                       1995-Present
                                    Chairman of the Board and Chief Executive Officer
                                     of Enterprises                                            1988-1995
                                    Chairman of the Board and Chief Executive Officer
                                      of Consumers                                             1985-1992

Victor J. Fryling              48   President and Chief Operating Officer
                                      of CMS Energy                                            1996-Present
                                    Vice Chairman of the Board of Consumers                    1992-Present
                                    President and Chief Executive Officer
                                      of Enterprises                                           1995-Present
                                    President of CMS Energy                                    1992-1995
                                    President of Enterprises                                   1993-1995
                                    President and Chief Financial Officer of
                                      Enterprises                                              1992-1993
                                    Executive Vice President and Chief Financial
                                      Officer of CMS Energy and Consumers                      1988-1992

Michael G. Morris              49   Executive Vice President of CMS Energy                     1996-Present
                                    President and Chief Executive Officer of Consumers         1994-Present
                                    Executive Vice President and Chief Operating
                                      Officer of Consumers                                     1992-1994
                                    Executive Vice President of Consumers                      1988-1992

John W. Clark                  51   Senior Vice President of CMS Energy                        1987-Present
                                    Senior Vice President of Consumers                         1985-Present

Alan M. Wright                 50   Senior Vice President, Chief Financial Officer
                                      and Treasurer of CMS Energy                              1994-Present
                                    Senior Vice President and Chief Financial Officer
                                      of Consumers                                             1993-Present
                                    Senior Vice President and Chief Financial Officer
                                      and Treasurer of Enterprises                             1994-Present
                                    Senior Vice President and Chief Financial Officer
                                      of CMS Energy                                            1992-1994
                                    Senior Vice President and Chief Financial Officer
                                      of Enterprises                                           1993-1994
                                    Senior Vice President, Chief Financial Officer and
                                      Treasurer of Consumers                                   1992-1993
                                    Vice President and Treasurer of Consumers                  1991-1992

        Name                  Age                  Position                                    Period

James W. Cook                 55    Senior Vice President of CMS Energy                        1995-Present
                                    Senior Vice President of Enterprises                       1994-Present
                                    Executive Vice President of Enterprises                    1989-1994
                                    President and Chief Executive Officer
                                      of CMS Generation                                        1989-1995

Rodger A. Kershner            47    Senior Vice President and General Counsel
                                      of CMS Energy                                            1996-Present
                                    Vice President and General Counsel of Enterprises          1989-Present
                                    Deputy General Counsel and Assistant Secretary
                                      of CMS Energy                                            1994-1995
                                    Assistant General Counsel and Assistant
                                      Secretary of CMS Energy                                  1989-1994
                                    General Counsel of Enterprises                             1989-1989

Preston D. Hopper              45   Senior Vice President, Controller and Chief
                                      Accounting Officer of CMS Energy                         1996-Present
                                    Vice President, Controller and Chief Accounting
                                      Officer of CMS Energy                                    1992-1996
                                    Vice President and Controller of Enterprises               1992-Present
                                    Vice President and Controller of CMS Energy                1991-1992
                                    Vice President and Controller of ANR Pipeline Co.          1983-1991

David A. Mikelonis*            47   Senior Vice President and General Counsel of
                                      Consumers                                                1988-Present


* In May 1993 the Board of Directors designated the Senior Officers of
CMS Energy, its Controller, the President of Enterprises, the President of Consumers and the General Counsel of Consumers as Executive Officers of CMS Energy for purposes of the Securities Exchange Act of 1934.

The present term of office of each of the officers extends to the first meeting of CMS Energy's Board of Directors after the next annual election of Directors (scheduled to be held May 24, 1996).

There are no family relationships among executive officers and directors of CMS Energy.



Consumers

        Name                  Age                  Position                                    Period
        ----                  ---                  --------                                    ------

William T. McCormick, Jr.      51   See the information under CMS Energy's Officers
                                    Section above.

Victor J. Fryling              48   See the information under CMS Energy's Officers
                                    Section above.

Michael G. Morris              49   See the information under CMS Energy's Officers
                                    Section above.

Paul A. Elbert                 46   Executive Vice President and Chief Operating
                                      Officer - Gas of Consumers                               1994-Present
                                    Senior Vice President of Consumers                         1991-1994
                                    Vice President of Consumers                                1988-1991

David W. Joos                  42   Executive Vice President and Chief Operating
                                      Officer - Electric of Consumers                          1994-Present
                                    Senior Vice President of Consumers                         1994-1994
                                    Vice President of Consumers                                1990-1994

John W. Clark                  51   See the information under CMS Energy's Officers
                                    Section above.

David A. Mikelonis             47   See the information under CMS Energy's Officers
                                    Section above.

Alan M. Wright                 50   See the information under CMS Energy's Officers
                                    Section above.

Dennis DaPra**                 53   Vice President and Controller of Consumers                 1991-Present
                                    Director of Financial and Regulatory Reporting of
                                      Consumers                                                1984-1991





** In May 1993, Consumers' Board of Directors designated the Senior Officers of Consumers and its Controller as Executive Officers of Consumers for purposes of the Securities Exchange Act of 1934.

The present term of office of each of the officers extends to the first meeting of Consumers' Board of Directors after the next annual election of Directors (scheduled to be held May 24, 1996).

There are no family relationships among executive officers and directors of Consumers.

                   (This page intentionally left blank)

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

Substantially all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture. Substantially all properties of the subsidiaries of CMS Generation that own interests in operating plants are subject to liens of creditors of the respective subsidiaries. Properties of certain CMS Gas Transmission subsidiaries are also subject to liens of creditors of the respective subsidiaries.


CONSUMERS ELECTRIC UTILITY PROPERTIES

Consumers' electric generating system consists of five fossil-fueled plants, two nuclear plants, one pumped storage hydroelectric facility, seven gas combustion turbine plants and 13 hydroelectric plants.


                                                                         1995 Summer Net         1995 Net
                                                                          Demonstrated          Generation
          Name and Location                     Size and Year              Capability           (Thousands
          (Michigan)                          Entering Service             (Kilowatts)           of kWhs)
Coal Generation
  J H Campbell - West Olive                 3 Units, 1962-1980              1,346,100  (a)        6,888,444
  D E Karn - Essexville                     2 Units, 1959-1961                515,000             3,100,008
  B C Cobb - Muskegon                       2 Units, 1956-1957                296,000             1,984,753
  J R Whiting - Erie                        3 Units, 1952-1953                310,000             2,004,675
  J C Weadock - Essexville                  2 Units, 1955-1958                310,000             1,978,526
                                                                            ---------            -----------
       Total                                                                2,777,100            15,956,406
                                                                            ---------            -----------
Oil/Gas Generation
  D E Karn - Essexville                     2 Units, 1975-1977              1,276,000               534,004
                                                                            ---------            -----------
Ludington Pumped Storage                    6 Units, 1973                     954,700  (b)         (373,229) (c)
                                                                            ---------            -----------
Nuclear Generation
  Palisades - South Haven                   1 Unit, 1971                      762,000             4,837,252
  Big Rock Point -
    Charlevoix                              1 Unit, 1962                       67,000               515,652
                                                                            ---------            -----------
       Total                                                                  829,000             5,352,904
                                                                            ---------            -----------
Gas/Oil Combustion Turbine
  Generation                                7 Plants, 1966-1971               345,000                21,978
                                                                            ---------            -----------
Hydro Generation                            13 Plants, 1907-1949               73,800               419,845
                                                                            ---------            -----------
Total Owned Generation                                                      6,255,600            21,911,908
                                                                                                 ===========
Plus Purchased and Inter-
  change Power Capacity                                                     1,555,200  (d)
                                                                            ---------
       Total                                                                7,810,800
                                                                            =========

(a)    Represents Consumers' share of the capacity of the Campbell Plant Unit 3, net of 6.69 percent (ownership interests of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.).

(b)    Represents Consumers' share of the capacity of Ludington.  Consumers and Detroit Edison have 51 percent and 49 percent undivided ownership, respectively, in the plant, and the capacity of the plant is shared accordingly.

(c)    Represents Consumers' share of net pumped storage generation.  This facility electrically pumps water during off-peak hours for storage to later generate electricity during peak-demand hours.

(d)    Includes 1,240 MW of purchased contract capacity from the MCV Facility.


Consumers' electric transmission and distribution lines owned and in service are as follows:

                               Structure     Sub-Surface
                                (Miles)        (Miles)

Transmission
  345,000 volt                   1,137              -
  138,000 volt                   3,265              4
  120,000 volt                      20              -
   46,000 volt                   4,095              9
   23,000 volt                      30              7
                                ------          -----
  Total transmission             8,547             20

Distribution
  (2,400-24,900 volt)           51,341          5,276
                                ------          -----
Total transmission and
  distribution                  59,888          5,296
                                ======          =====

Consumers owns substations having an aggregate transformer capacity of 37,847,720 kilovoltamperes.


CONSUMERS GAS UTILITY PROPERTIES

Consumers' gas distribution and transmission system consists of 21,690 miles of distribution mains and 1,078 miles of transmission lines throughout the Lower Peninsula of Michigan. Consumers owns and operates six compressor stations with a total of 130,170 installed horsepower.

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

Consumers' gas properties also include the Marysville gas reforming plant, located in Marysville, Michigan. Huron and PanCanadian Petroleum Company are partners in a partnership to use the expanded capacity of the underground caverns at the Marysville plant for commercial storage of liquid hydrocarbons. In addition, Consumers and PanCanadian Petroleum Company are partners in a partnership to use certain hydrocarbon fractionation facilities at the plant.


CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES

Net oil and gas production by CMS NOMECO for the years 1993 through 1995 is shown in the following table.


                                    Thousands of barrels of oil
                                     and millions of cubic feet
                                    of gas, except for reserves

                                       1995     1994      1993

Oil and condensate (a)                 4,267    2,025     1,716
Natural gas (a)                       26,348   20,546    18,487
Plant products (a)                       226      193       186
Average daily production (b)
  Oil                                   16.1      7.1       5.6
  Gas                                   84.9     69.3      62.3

Reserves to annual production ratio
  Oil (MMbbls)                          14.9     26.1      19.1
  Gas (bcf)                             10.8     11.3      10.9

(a) Revenue interest to CMS NOMECO
(b) CMS NOMECO working interest (includes CMS NOMECO's share of royalties)

The following table shows CMS NOMECO's estimated proved reserves of oil and gas for the years 1993 through 1995.


                                     Total Worldwide             United States             International
                                    Oil          Gas           Oil          Gas          Oil        Gas
                                 (MMbbls)       (bcf)       (MMbbls)       (bcf)      (MMbbls)     (bcf)

Proved Developed and
Undeveloped Reserves
December 31, 1992                  36.1        208.5          4.7        201.1          31.4        7.4
  Revisions and other changes       0.4          7.2         (0.4)         7.1           0.8        0.1
  Extensions and discoveries        0.1          2.9          0.1          2.9             -          -
  Acquisitions of reserves            -          1.7            -          1.7             -          -
  Production                       (1.9)       (18.5)        (1.0)       (18.2)         (0.9)      (0.3)
                                   -----       ------        -----       ------         -----     ------
December 31, 1993                  34.7        201.8          3.4        194.6          31.3        7.2
  Revisions and other changes      (1.3)        (9.7)        (0.3)        (9.4)         (1.0)      (0.3)
  Extensions and discoveries        0.4         50.2          0.4         50.2             -          -
  Acquisitions of reserves         20.2          9.4            -          9.4          20.2          -
  Production                       (2.1)       (20.5)        (0.8)       (20.3)         (1.3)      (0.2)
                                   -----       ------        -----       ------         -----     ------
December 31, 1994                  51.9        231.2          2.7        224.5          49.2        6.7
  Revisions and other changes      (4.1)       (23.8)        (0.1)       (22.9)         (4.0)      (0.9)
  Extensions and discoveries          -         13.3            -          2.6             -       10.7
  Acquisitions of reserves         20.0         96.2            -         96.2          20.0          -
  Sales of reserves                (2.4)        (6.7)           -         (1.0)         (2.4)      (5.7)
  Production                       (4.3)       (26.3)        (0.7)       (26.2)         (3.6)      (0.1)
                                   -----       ------        -----       ------         -----     ------
December 31, 1995                  61.1        283.9          1.9        273.2          59.2       10.7
                                   =====       ======        =====       ======         =====     ======
Proved Developed Reserves
December 31, 1992                  31.7        205.0          4.5        198.8          27.2        6.2
December 31, 1993                  31.2        200.0          3.3        193.4          27.9        6.6
December 31, 1994                  37.4        211.7          2.5        205.9          34.9        5.8
December 31, 1995                  32.7        254.2          1.8        254.2          30.9          -

Equity Interest in Proved
Reserves of Pecten Yemen
December 31, 1993                   1.5            -            -            -           1.5          -
December 31, 1994                   2.9            -            -            -           2.9          -
December 31, 1995                   2.8            -            -            -           2.8          -


The following table shows CMS NOMECO's undeveloped net acres of oil and gas leasehold interests at December 31.

                                    Net Acres
                              1995             1994

Michigan                   143,243            85,372
Louisiana (a)               17,408            30,418
North Dakota                15,586             5,099
Texas (a)                   11,458             7,823
Indiana                      7,014             2,518
Ohio                         4,494             2,201
Other states                 4,335             1,908
                         ---------         ---------
   Total Domestic          203,538           135,339
                         ---------         ---------
Yemen                      401,897           401,897
Venezuela                  230,175           234,002
Equatorial Guinea          113,947            47,330
Tunisia                     67,891                 -
Ecuador                     66,430            69,160
Colombia                    42,571            85,217
Congo                       17,981                 -
Papua New Guinea                 -            63,220
New Zealand                      -               602
                         ---------         ---------
   Total International     940,892           901,428
                         ---------         ---------
   Total                 1,144,430         1,036,767
                         =========         =========

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

Consumers owns or leases three principal General Office buildings in Jackson, Michigan and 55 field offices at various locations in Michigan's Lower Peninsula. Of these, two General Office buildings and eleven field offices are leased. Also owned are miscellaneous parcels of real estate not now used in utility operations.


CMS ENERGY OTHER PROPERTIES

The following table shows CMS Generation's interests in independent power plants at December 31, 1995.

           Location                      Ownership            Capacity
                                        Interest (%)            (MW)
Wood Fueled
 Chateaugay, New York                       50.0                 20
 Grayling Township, Michigan                50.0                 39
 Imperial Valley, California                48.0                 15
 Lyonsdale, New York                        50.0                 19
 New Bern, North Carolina                   50.0                 45
 Stratton, Maine                            30.0                 40
 Susanville, California                     50.0                 36

Fossil Fueled
 Cebu Island, Philippines (two plants)      32.5                135
 Filer City, Michigan                       50.0                 60
 Lakewood, New Jersey                       45.0                236
 Little Falls, New York                     50.0                  4
 Mendoza Province, Argentina                51.0                422
 Oklahoma City, Oklahoma                     8.8                110
 Solvay, New York                           37.5                 80

Tire Fueled
 Sterling, Connecticut                      50.0                 31

Hydro Generation
 Benton, Maine                              50.0                  4
 Canton, New York                           50.0                  8
 Copenhagen, New York                       50.0                  3
 Corinth, New York                          12.5                 58
 Limay River, Argentina (two plants)        17.2              1,320
 Little Falls, New York                      1.0                 13
 Lyons Falls, New York                      50.0                  3
 Petersburg, Virginia                       55.5                  3
 Port Leyden, New York                      12.5                  6

Wind Generation
 Altamont Pass, California                  22.7                 30
 Montezuma, California                       8.5                 72

During the year, CMS Generation sold substantially all of its 18.6 percent interest in a consortium which owns an 88 percent interest in a 650 MW fossil-fueled plant in San Nicolas, Argentina; and its 50 percent interest in a 5 MW hydroelectric power plant in Bath, New York.

CMS Gas Transmission owns a 75 percent interest in a general partnership which owns and operates a 25-mile, 16-inch natural gas transmission pipeline in Jackson and Ingham Counties, Michigan; owns a 24 percent limited partnership interest in the Saginaw Bay Area Limited Partnership which owns 125 miles of 10-inch and 16-inch natural gas transmission pipeline in north-central Michigan; owns a 44 percent limited partnership interest in a partnership that owns certain pipelines of 20 and 12 miles interconnected to the Saginaw Bay Area Limited Partnership facilities; owns natural gas treating plants in Otsego County, Michigan; owns 41 miles of gas transmission pipeline in Otsego and Montmorency Counties, Michigan; and owns a 25 percent general partnership interest in TGN, which owns and operates 2,600 miles of pipelines that provide natural gas transmission service to the northern and central parts of Argentina.

In late 1995, CMS Gas Transmission completed construction and commenced operations of the Bluewater Pipeline, a 3.1 mile pipeline from an interconnection with Consumers natural gas transmission system to an interconnection with an existing pipeline at the St. Clair River, south of Port Huron, Michigan.

CMS Gas Transmission is currently developing the Grands Lacs Market Center. Located in southeastern Michigan, this site was selected as a North American natural gas market center which will provide natural gas storage services, peaking storage, wheeling, parking and other related natural gas services to both buyers and sellers.

In January 1996, CMS Gas Transmission acquired Petal Gas Storage Company, a natural gas storage facility located in Forrest County, Mississippi. The salt dome storage cavern provides up to 3.2 bcf per day of ten day storage service and has the capability of being refilled in 20 days.

Through an ownership interest in Nitrotec Corporation, a proprietary gas technology company acquired in January 1996, CMS Gas Transmission currently has two helium recovery plants under construction in Kansas. One helium recovery plant was placed in service in October 1995.

CMS Energy, through certain subsidiaries, owns a 50 percent interest in Bay Harbor Limited Liability Company, a resort development in Emmet County, Michigan, owns 6,000 acres of undeveloped land in Benzie and Manistee Counties, Michigan, and owns 53 acres of undeveloped land in Muskegon County, Michigan.


CONSUMERS CAPITAL EXPENDITURES

Capital expenditures during 1995 for Consumers and its subsidiaries totaled $445 million for capital additions and $9 million for DSM programs. These capital additions include $33 million for environmental protection additions and $31 million for capital leases of nuclear fuel and other assets. Of the $445 million, $320 million was incurred for electric utility additions and $125 million for gas utility additions. The electric and gas utility additions include an attributed portion of capital expenditures common to both businesses.

In 1996, capital expenditures are estimated to be $428 million for capital additions and $7 million for DSM programs. These capital addition estimates include $39 million related to environmental protection additions and $44 million related to capital leases of nuclear fuel and other assets. Of the $428 million, $304 million will be incurred for electric utility additions and $124 million for gas utility additions.
The estimated electric and gas utility additions include an attributed portion of anticipated capital expenditures common to both businesses.


CMS ENERGY CAPITAL EXPENDITURES

Capital expenditures during 1995 for CMS Energy and its subsidiaries totaled $1.0 billion for capital additions and $9 million for DSM programs. These capital additions include $33 million for environmental protection additions and $31 million for capital leases of nuclear fuel and other assets. Of the $1.0 billion, $445 million was incurred by Consumers as discussed above. The remaining $599 million in capital additions include $168 million for oil and gas exploration and development, $239 million for independent power production, $178 million for natural gas transmission, storage and marketing and $14 million for other capital expenditures.

In 1996, capital expenditures are estimated to be $849 million for capital additions and $7 million for DSM programs. This capital addition estimate includes $39 million related to environmental protection additions and $44 million related to capital leases of nuclear fuel and other assets. Of the $849 million, $428 million will be incurred by Consumers as discussed above. The remaining $421 million in capital additions will be incurred as follows: $120 million for oil and gas exploration and development, $189 million for independent power production, and $112 million for natural gas transmission, storage and marketing.

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

The Attorney General, ABATE, and the MPSC staff typically intervene in MPSC proceedings concerning Consumers. Unless otherwise noted below, these parties have intervened in such proceedings. For many years, almost every significant MPSC order affecting Consumers has been appealed. Appeals from such MPSC orders are pending in the Michigan Court of Appeals and the Michigan Supreme Court. Consumers is vigorously pursuing these matters. Under Michigan civil procedure, parties may file a claim of appeal with the Michigan Court of Appeals which serves as a notice of appeal. The grounds on which the appeal is being made are not finally set forth until a later date when the parties file their briefs.


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

On May 7, 1991, the MPSC issued final orders in both Step 3A and Step 3B proceedings. In Step 3B, the MPSC ruled, among other things, that Consumers could recover approximately $760 million of its $2.1 billion of abandoned Midland investment. In Step 3A, the MPSC reviewed Consumers' compliance with the financial stabilization order conditions. Consumers, as well as the Attorney General and ABATE, among others, filed applications for rehearing with the MPSC of the May 7 Orders in Step 3A and Step 3B which were all denied by the MPSC. Several parties, including Consumers, appealed the MPSC determinations in these orders to the Court of Appeals. Regarding the Step 3B order, the Attorney General and ABATE primarily disagreed with the standard used by the MPSC to determine the amount of investment that is recoverable by Consumers from its electric customers, contending that recovery should not be allowed for utility assets that have not been placed in service. Consumers disagreed with the date the MPSC determined it would have been prudent for Consumers to abandon construction of the Midland nuclear facility and the reduction in recoverable investment that resulted from this determination. In the
Step 3A appeal, the Attorney General and ABATE contended that Consumers did not fully comply with the financial stabilization orders. In separate decisions, the Court of Appeals has affirmed the MPSC determinations in Step 3A and Step 3B. ABATE, the Attorney General and Consumers filed applications for leave to appeal the Court of Appeals decision in Step 3B
with the Michigan Supreme Court.    In October 1995, the Michigan Supreme
Court denied all applications for leave to appeal the Court of Appeals' decision relating to the Step 3B order. In May 1995, ABATE filed an application with the Michigan Supreme Court for leave to appeal the Court of Appeals' affirmation of the MPSC's determinations in Step 3A.

1993 ELECTRIC RATE CASE

On May 10, 1994, the MPSC issued a final order in this case which increased annual electric revenues by $58 million, or about 2.8 percent, and approved an allowed rate of return on common equity of 11.75 percent. The rate increase is effective for service rendered on and after May 11, 1994. In August 1994, the MPSC denied petitions for rehearing filed by Consumers and the Attorney General. The Attorney General has appealed the MPSC order to the Court of Appeals arguing that the MPSC cannot require Consumers to spend money on DSM programs and that a modified interruptible rate authorized by the MPSC is unlawful because it permits Consumers to negotiate rates, for certain customers, within a specified range.


1994 ELECTRIC RATE PROCEEDINGS

In November 1994, Consumers filed a request with the MPSC which could have increased its retail electric rates in a range from $104 million to $140 million, depending upon the ratemaking treatment afforded sales losses to competition and the treatment of the 325 MW of MCV Facility contract capacity above 915 MW. The request included a proposed increase in Consumers' authorized rate of return on equity to 13 percent from the current 11.75 percent, recognition of increased expenditures related to continuing construction activities and capital additions aimed at maintaining and improving system reliability and increases in financing costs. The filing addressed the ratemaking effect of jurisdictional sales losses by assuming adoption of a proposed special nonjurisdictional rate to large, qualifying industrial customers as requested by Consumers in an earlier June 1994 filing with the MPSC. An alternative approach presented would use the MCV Facility contract capacity above 915 MW for jurisdictional electric customers and offer discounted jurisdictional tariffs. Consumers had also requested that the MPSC eliminate the rate subsidization of residential rates in a two-step adjustment. In addition, Consumers proposed to eliminate all DSM expenditures after April 1995 and further requested MPSC approval to recover costs associated with the proposed settlement of the proceedings concerning the operation of Ludington. During this case, the MPSC issued an order stating that the remaining 325 MW of MCV Facility capacity will be considered only as part of a competitive capacity solicitation, and not as part of the electric rate case. In November 1995, the MPSC granted Consumers' petition for rehearing of this order, and the issue is pending in the settlement discussed below.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in three separate proceedings, one of which was the 1994 electric rate case. In mid-September, the MPSC issued an order creating a consolidated proceeding to consider the proposed settlement agreement. Hearings on the proposed settlement agreement are continuing. Approval of the proposed settlement agreement could: provide for cost recovery of the remaining 325 MW of contract capacity from the MCV Facility; result in recovery of Consumers' regulatory assets related to power purchase agreements which have been terminated; introduce provisions for incentive ratemaking; resolve the pending special competitive services and depreciation rate cases; implement a limited direct access program under which it would be possible for Consumers to deliver power from qualified third party power suppliers to qualified retail customers; enable Consumers to negotiate rates for certain large industrial customers; and accelerate recovery of nuclear plant investment. The MPSC issued a partial order in the electric rate case, as described below, and under the current schedule, the MPSC should decide the remaining issues by mid-1996. Consumers cannot predict whether the entire settlement will be approved by the MPSC.

On February 5, 1996, the MPSC issued a partial final order in the electric rate case. In that order, the MPSC authorized Consumers to increase its electric retail rates and charges by approximately $46 million; authorized a return on common equity of 12.25 percent; reduced the subsidization of residential customers by industrial and large commercial customers taking service at primary voltage in a two-step process, which will increase residential rates by 3.9 percent for services rendered on and after February 6, 1996 and increase residential rates by another 3.9 percent for services rendered on and after December 1, 1996; and approved the Ludington settlement and the recovery of costs related to the Ludington settlement.


REQUEST FOR APPROVAL OF A COMPETITIVE TARIFF FOR CERTAIN INDUSTRIAL
CUSTOMERS

In January 1995, the MPSC dismissed a filing made by Consumers, seeking approval of a plan to offer competitive, special rates to certain large qualifying customers. Consumers had proposed to offer the new rates to customers using high amounts of electricity that have expressed an intention to or are capable of terminating purchases of electricity from Consumers and have the ability to acquire energy from alternative sources. Consumers subsequently filed a new, simplified proposal with the MPSC which would allow Consumers a certain level of rate-pricing flexibility and allow the use of the MCV Facility contract capacity above the level currently authorized by the MPSC to respond to customers' alternative energy options. Some of the intervenors in this proceeding filed motions to dismiss this case contesting the MPSC's jurisdiction to authorize the type of rates proposed. In May 1995, the MPSC issued an order stating that it has legal authority to approve a range of rates under which Consumers could negotiate prices with customers that have competitive energy alternatives. All parties have filed briefs and reply briefs in this proceeding. See 1994 Electric Rate Proceedings, for information concerning a proposed settlement agreement relating to this case, including treatment of the remaining 325 MW of MCV Facility contract capacity addressed in this case.


1994 GAS RATE CASE FILING

Consumers filed a general gas rate case in December 1994. Consumers' final position in this case requested an increase in its gas rates of $6.7 million annually and a 12.25 percent return on equity. Consumers' request incorporated, among other things, cost increases, including costs for postretirement benefits and costs related to the investigation and remediation of Consumers' former manufactured gas plant sites.

The MPSC issued a final order in this case in March 1996. In this order the MPSC reduced Consumers' general gas rates by $11.7 million annually, based on a return on common equity of 11.6 percent. Consumers was authorized to recover the gas utility portion of its postretirement benefit costs over a period of 16 years. The order also authorized Consumers to defer environmental cleanup costs relating to its former manufactured gas plant sites for amortization over a ten-year period beginning with the year following incurrence. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The prudence review will include consideration of Consumers' attempts to minimize it's exposure and obtain reimbursement from third parties. In this rate order, the MPSC authorized Consumers current recovery of approximately $1 million a year, based upon an historical five-year average of such environmental clean up expenses. Carrying costs will be earned on balances included in rate base at the authorized pre-tax rate of return.


MCV - RELATED PROCEEDINGS

In March 1993, the MPSC approved, with modifications, a contested settlement agreement among Consumers, the MPSC staff and 10 independent cogenerators which resolved certain regulatory issues and allowed Consumers to recover from electric customers a substantial portion of the cost of 915 MW of contract capacity from the MCV Facility. After their requests for rehearing were denied by the MPSC, ABATE and the Attorney General appealed the orders approving the settlement to the Court of Appeals. Briefs have been filed and oral argument held before the Court of Appeals where the appeals await decision. In the meantime, the MPSC has been implementing the settlement in PSCR plan and reconciliation cases for 1993, 1994 and subsequent years. However, various parties dissatisfied with such implementation, including Consumers, have appealed the MPSC orders in these cases. In February 1996, the Court of Appeals affirmed the MPSC's order in the 1993 PSCR plan case which implemented the Settlement Order based upon projected data for 1993. Consumers had not appealed that implementation order, but ABATE had. The other appeals remain pending before the Court of Appeals at various stages of the appellate process.


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

In June 1995, the SEC released a staff report that recommended legislative options to Congress: 1) repeal PUHCA and strengthen the ability of the FERC and state regulators to obtain books and records, conduct audits and review affiliate transactions; 2) repeal PUHCA, without condition; or 3) amend PUHCA to give the SEC broader exemptive authority. The SEC staff supported option 1 because it would achieve the benefits of unconditional repeal, while preserving the ability of states to protect consumers. In October 1995, a bill was introduced in the U. S. Senate to transfer oversight of public utility holding companies from the SEC to FERC.


LUDINGTON PUMPED STORAGE PLANT

In October 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. The definitive settlement documents were thereafter filed with the appropriate Michigan Courts and State and federal agencies. On January 23, 1996, the FERC approved the settlement agreement. On February 5, 1996, the MPSC approved the settlement agreement and the recovery of costs associated with the settlement agreement. The settlement allows for the continued operation of the plant through the end of its FERC license and requires Consumers and Detroit Edison to continue using a seasonal barrier net as well as monitoring new technology which may further reduce fish loss at the plant. It requires Consumers to develop and improve recreational areas and convey undeveloped land to the State of Michigan and the Great Lakes Fishery Trust (with an original cost of $9 million and a fair market value in excess of $20 million), make an initial payment of approximately $3 million and incur approximately $1 million of expenditures related to recreational improvements. Future annual payments of approximately $1 million are also anticipated over the next 24 years and are intended to enhance the fishery resources of the Great Lakes. The settlement resolves two lawsuits filed by the Attorney General in 1986 and 1987 on behalf of the State of Michigan in the Circuit Court of Ingham County which sought damages from Consumers and Detroit Edison for injuries to fishery resources because of the operation of the Ludington plant and the revocation of the plant's bottom-lands lease.


STRAY VOLTAGE LAWSUITS

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. Claimants contend that stray voltage affects farm animal behavior, reducing the productivity of their livestock operations. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers' system. On October 27, 1993, a complaint seeking certification as a class action suit was filed against Consumers in a local circuit court. The complaint alleged that in excess of a billion dollars of damages, primarily related to lost production by certain livestock owned by the purported class, were being incurred as a result of stray voltage from electricity being supplied by Consumers. Consumers believed the allegations to be without merit and vigorously opposed the certification of the class and this suit. On March 11, 1994, the court decided to deny class certification for this complaint and to dismiss, subject to refiling as separate suits, the October lawsuit with respect to all but one of the named plaintiffs. On April 4, 1994, the plaintiffs appealed the court's denial of class certification in this matter to the Court of Appeals. The Court of Appeals on its own motion issued an order which decided that since the lead case in the class action suit had not been dismissed, the trial court's decision to deny class certification was an interlocutory order and therefore not ripe for appeal. The Court of Appeals order also found that the trial court's decision that the other named plaintiffs had been misjoined was final and ripe for appeal. This issue had not been raised in the plaintiffs' appeal or brief. Consumers and plaintiffs have now addressed both issues in their briefs filed with the Court of Appeals. This matter is pending before the Court of Appeals. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. On February 14, 1996, Consumers had 33 separate stray voltage cases pending for trial, down from 83 pending at year-end 1994.


RETAIL WHEELING PROCEEDINGS

In April 1994, the MPSC issued an Opinion and Interim Order which approved the framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison, and remanded the case to the ALJ to determine appropriate rates and charges. The MPSC stated that the purpose of the experiment is to gather and evaluate information regarding whether retail wheeling is in the public interest and should occur on a permanent basis. The experimental program will commence with each utility's next solicitation of additional supply side resources. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. In September 1995, the MPSC denied Consumers' and ABATE's petitions for rehearing of this order. Consumers, ABATE and Dow have filed claims of appeal of the MPSC's order with the Court of Appeals, joining Detroit Edison and the Attorney General who had previously appealed. The Court of Appeals subsequently consolidated the appellate cases of these parties.


WHOLESALE WHEELING PROCEEDINGS

Consumers has an approved open-access interconnection service schedule on file with the FERC for wholesale wheeling transactions. In 1992, Consumers also filed a separate but complementary open-access transmission tariff that would make both firm and non-firm transmission service available to eligible power generators, including investor-owned utilities, facilities that meet the ownership and technical requirements under PURPA, independent power producers, and municipal and cooperative utilities. The FERC accepted the filing, effective May 2, 1992, subject to refund, and ordered a hearing before an ALJ. In September 1993, the ALJ issued an initial decision that would compel reductions of the tariff rates ranging from 25 percent to 65 percent. On November 1, 1993, Consumers filed exceptions with the FERC, which are still pending, seeking reversal of the rate reductions proposed in the ALJ's initial decision.
As of January 1, 1996, the amount of firm transmission service currently subject to the tariff is 29 MW. For discussion of a notice of rulemaking by the FERC relating to changes in the wholesale electric industry, see
Item 1. BUSINESS.  CONSUMERS AND CMS ENERGY COMPETITION - Electric
Competition.


HIGHLAND TOWNSHIP FRANCHISE PROCEEDING

MichCon obtained a revocable franchise in 1956 to provide natural gas service to Highland Township, Michigan. In 1962, Consumers secured an irrevocable 30 year franchise to provide natural gas service to Highland Township. Neither franchise was exclusive. Although MichCon's franchise for service in Highland Township expired in 1986 and was not renewed, MichCon continued service to customers in Highland Township. Consumers secured a revocable renewal franchise for Highland Township in 1992.

Thereafter, in 1992, Consumers filed suit to enjoin MichCon from expanding its gas service to new customers in Highland Township. The Circuit Court of Oakland County, Michigan denied MichCon's motion for summary disposition and granted Consumers' petition for an injunction. MichCon subsequently transferred its remaining rights and interest in Highland Township to Consumers, ceased doing business there and appealed the Circuit Court decision with the Court of Appeals. In August 1995, the Court of Appeals refused to decide the issue addressed by the Circuit Court (namely whether MichCon, as a holdover utility without any franchise, could continue to lawfully do business in a township) because the Court of Appeals concluded that Consumers' 1992 revocable renewal franchise was invalid since it was not confirmed by a vote of the Highland Township electorate as the Court determined was required by the Public Utility Franchise Act. Prior to this decision, the commonly held interpretation of the Public Utility Franchise Act was that a vote of the electorate was only required for irrevocable franchises, not revocable franchises such as that held by Consumers in this case. The Michigan Court of Appeals reversed the Circuit Court decision and remanded the case to the Circuit Court for entry of summary disposition in MichCon's favor -
- even though the only franchise MichCon had ever possessed was revocable, and thus under the Court of Appeals' decision, invalid. Although the Court of Appeals specifically stated in its opinion that continuing to provide utility service without a valid franchise was not necessarily unlawful, Consumers currently has over 800 revocable franchises which could be affected should the Court of Appeals order remain in place. Consumers' motion for reconsideration and for a stay of the Court of Appeals' decision was denied. In December 1995, Consumers filed an application with the Michigan Supreme Court for leave to appeal the Court of Appeals' decision.


INTRASTATE GAS SUPPLIER CONTRACT PRICING DISPUTE

On October 25, 1995, the MPSC issued an opinion and order in a proceeding that had been initiated by Consumers regarding a gas contract pricing dispute under three gas supply contracts. The MPSC found that a pricing mechanism like the one at issue, that operates within definite ceiling and floor prices, is a definite pricing provision within the meaning of the state statutes and was properly implemented to reduce gas prices without the prior approval of the MPSC. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals.

Prior to the issuance of the MPSC's order, the intrastate gas producers involved in this MPSC proceeding filed a complaint against Consumers in Kent County Circuit Court alleging breach of contract. On Consumers' motion, the court dismissed the lawsuit. The gas suppliers subsequently filed a petition for rehearing with the court where the matter is still pending.


MPSC CASE NO U-10029 - INTRASTATE GAS SUPPLY

On February 8, 1993, the MPSC issued an order granting Consumers' request to lower the price to be paid to one of its intrastate gas suppliers, North Michigan, who then filed an appeal with the Court of Appeals. In June 1995, the Court of Appeals affirmed the MPSC's decision and North Michigan's motion for reconsideration was denied in August 1995. In September 1995, North Michigan filed an application with the Michigan Supreme Court for leave to appeal the Court of Appeals' order.

Collateral suits claiming relief based on a theory of breach of contract, among other things, were filed by the producers in the Grand Traverse County Circuit Court and in the Clinton County Circuit Court, which was subsequently transferred to Jackson County Circuit Court. The dismissals of the Grand Traverse County Circuit Court suit and the Jackson County Circuit Court suit have been appealed by the producers to the Court of Appeals.


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


                ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITY HOLDERS.


CMS ENERGY


None in the fourth quarter of 1995 for CMS Energy.



CONSUMERS

None in the fourth quarter of 1995 for Consumers.

                                  PART II

       ITEM 5.  MARKET FOR CMS ENERGY'S AND CONSUMERS' COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS.


CMS Energy

Market prices for CMS Energy's common stock and related security holder matters are contained herein in Item 8, CMS Energy's Quarterly Financial and Common Stock Information, which is incorporated by reference herein. Number of common shareholders at February 29, 1996 was 89,167.

Consumers

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In May 1995, Consumers paid $70 million in cash dividends on its common stock.


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

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:


CMS Energy                                                     Page

Selected Financial Information                                  51
Management's Discussion and Analysis                            53
Consolidated Statements of Income                               64
Consolidated Statements of Cash Flows                           65
Consolidated Balance Sheets                                     66
Consolidated Statements of Preferred Stock                      68
Consolidated Statements of Common Stockholders' Equity          69
Notes to Consolidated Financial Statements                      70
Report of Independent Public Accountants                        94
Quarterly Financial and Common Stock Information                95




Consumers                                                      Page

Selected Financial Information                                   98
Management's Discussion and Analysis                             99
Consolidated Statements of Income                               108
Consolidated Statements of Cash Flows                           109
Consolidated Balance Sheets                                     110
Consolidated Statements of Long-Term Debt                       112
Consolidated Statements of Preferred Stock                      113
Consolidated Statements of Common Stockholder's Equity          114
Notes to Consolidated Financial Statements                      115
Report of Independent Public Accountants                        136
Quarterly Financial Information                                 137

                   (This page intentionally left blank)

                          CMS Energy Corporation

                         1995 Financial Statements


Selected Financial Information                                                        CMS Energy Corporation


                                                        1995        1994        1993       1992        1991

Operating revenue (in millions) (a)         ($)        3,890       3,614       3,476      3,142       2,994

Net income (loss) (in millions) (b)         ($)          204         179         155       (297)       (276)

Average common shares outstanding
 (in thousands)
   CMS Energy                                         88,810      85,888      81,251     79,877      79,988
   Class G                                             7,511           -           -          -           -

Earnings (loss) per average
 common share (b)
   CMS Energy                               ($)         2.27        2.09        1.90      (3.72)      (3.44)
   Class G                                  ($)          .38           -           -          -           -

Cash from operations (in millions)          ($)          682         612         484        456         530

Capital expenditures, excludes
 capital lease additions and
 DSM (in millions)                          ($)          535         575         550        487         353

Total assets (in millions) (a)              ($)        8,143       7,378       6,958      6,842       6,194

Long-term debt, excluding current
 maturities (in millions)                   ($)        2,906       2,709       2,405      2,725       1,941

Non-current portion of capital
 leases (in millions)                       ($)          106         108         115         98          68

Total preferred stock (in millions)         ($)          356         356         163        163         163

Cash dividends declared per
 common share
   CMS Energy                               ($)          .90         .78         .60        .48         .48
   Class G                                  ($)          .56           -           -          -           -

Market price of common stock
 at year-end
   CMS Energy                               ($)       29-7/8      22-7/8      25-1/8     18-3/8      18-3/8
   Class G                                  ($)       18-7/8           -           -          -           -

Book value per common share at
 year-end
   CMS Energy                               ($)        15.16       12.78       11.33       9.09       13.28
   Class G                                  ($)        10.56           -           -          -           -

Return on average common equity             (%)         15.9        17.3        18.3      (33.2)      (22.4)

Return on assets                            (%)          5.1         4.7         4.5       (2.3)       (0.6)

Number of common shareholders
 at year-end                                          59,983      63,628      66,795     70,801      72,729

Number of employees at year-end
 (full time equivalents)                              10,072       9,972      10,013      9,971       9,212

Electric utility statistics

  Sales (millions of kWh)                             35,506      34,462      32,764     31,601      31,813

  Customers (in thousands)                             1,570       1,547       1,526      1,506       1,492

  Average sales rate per kWh            (cents)         6.36        6.29        6.28       5.82        5.73



Selected Financial Information (Continued)                                            CMS Energy Corporation


                                                        1995        1994        1993        1992        1991

Gas utility statistics

  Sales and transportation
   deliveries (bcf)                                      404         409         411         384         362

  Customers (in thousands) (c)                         1,475       1,448       1,423       1,402       1,382

  Average sales rate per mcf                ($)         4.42        4.48        4.46        4.55        4.58

Electric and gas non-utility statistics

  CMS Energy's share of unconsolidated
   independent power production
   revenue (in millions)                    ($)          497         385         334         284         246

  Independent power production
   sales (millions of kWh)                             7,449       6,216       5,019       4,057       3,342

  CMS Energy's share of unconsolidated
   natural gas transmission, storage
   and marketing revenue (in millions)      ($)           26           7           3           4           4

  Gas marketed for end-users (bcf)                       101          66          60          45          23

Exploration and production statistics

  Sales (net equiv. MMbbls)                              8.9         5.6         5.0         4.6         4.0

  Proved reserves (net equiv. MMbbls)                  111.2        93.3        69.8        70.9        60.3

  Proved reserves added (net equiv.
   MMbbls)                                              26.8        29.0         3.9        15.0        16.0

  Finding cost per net equiv. bbl           ($)         5.06        5.92        4.97        4.88        6.58


(a)  Certain prior year amounts were restated for comparative purposes.
(b)  Amount in 1991 included an extraordinary loss of $14 million, after tax or $.18 per average common share.
(c)  Excludes off-system transportation customers.



                          CMS Energy Corporation
                   Management's Discussion and Analysis


CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses, including oil and gas exploration and production, development and operation of independent power production facilities, electric and gas marketing services to utility, commercial and industrial customers, and storage and transmission of natural gas.


Consolidated Earnings

Consolidated net income for 1995 totaled $204 million comprised of $201 million of net income attributable to CMS Energy Common Stock or $2.27 per share compared to net income of $179 million or $2.09 per share in 1994 and net income of $155 million or $1.90 per share in 1993. Net income attributable to Class G Common Stock totaled $3 million or $.38 per share in 1995. The improved net income for 1995 reflects increased utility electric sales and utility gas deliveries, increased electric utility revenue as a result of the May 1994 rate increase, reversal of losses previously recorded for gas utility contingencies (see Note 4), improved operating results from Consumers' interest in the MCV Facility, and the continuing growth of the international businesses. For further information, see the Electric and Gas Utility Results of Operations sections and the individual international results of operations sections. The increased 1994 net income over the 1993 period reflects a significant increase in utility electric sales, the impact of the 1994 electric rate increase, recognition of incentive revenue related to DSM programs, the favorable resolution of a previously recorded gas cost contingency, and the growth of international businesses.


Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its subsidiaries. In 1995, CMS Energy received a $70 million dividend from Consumers compared to $176 million in 1994. This decrease represents Consumers temporarily suspending its common dividends to CMS Energy in lieu of CMS Energy making a direct equity infusion of cash into Consumers. In 1996, Consumers plans to resume common stock dividend payments to CMS Energy.

CMS Energy's consolidated cash from operations is derived mainly from Consumers' sale and transportation of natural gas, its generation, transmission, and sale of electricity and CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations during 1995 increased $70 million from the 1994 level primarily from higher sales of electricity and gas, lower gas inventories, timing of cash payments related to its utility operations, CMS NOMECO's increased sale of oil and natural gas and the growth of the international businesses partially offset by Consumers' higher power purchases from the MCV Partnership. CMS Energy primarily uses this operating cash to expand its international businesses, maintain its electric and gas utility systems, retire portions of its long-term securities and pay dividends.

Financing Activities: Net cash provided by financing activities in 1995 increased $163 million from 1994, primarily reflecting the issuance of Class G Common Stock and increased long-term debt. Net cash provided by financing activities in 1994 increased by $214 million primarily reflecting the issuance of Consumers preferred stock.

In January 1994, CMS Energy filed a shelf-registration statement with the SEC for the issuance and sale of up to $250 million of GTNs. As of December 31, 1995, CMS Energy had issued approximately $221 million of GTNs with a weighted average interest rate of 7.7 percent.

In the third quarter 1995, CMS Energy received net proceeds of approximately $123 million from the issuance of 7.52 million shares of Class G Common Stock at a price to the public of $17.75 per share, initially representing 23.50 percent of the common stockholder's equity value attributed to the Consumers Gas Group. All of the proceeds from this sale will fund the capital programs and be used for general corporate purposes of CMS Energy. Initially, such proceeds were used to repay a portion of CMS Energy's indebtedness under the Credit Facility, none of which was attributable to the Consumers Gas Group. In 1995, CMS Energy issued approximately $90 million of CMS Energy Common Stock in conjunction with the acquisitions of Terra and Walter.

In January 1995, CMS Generation entered into a one-year $118 million bridge credit facility for the acquisition of HYDRA-CO of which approximately $109 million remained outstanding as of December 31, 1995. In January 1996, CMS Generation refinanced the bridge credit facility into a $110 million, five-year term loan.

During 1995, CMS Energy paid $80 million in cash dividends to holders of CMS Energy Common Stock compared to $67 million in 1994. The $13 million increase reflects an annual increase of $.12 per share to $.96 per share, commencing third quarter 1995. CMS Energy also paid $4 million in cash dividends to holders of Class G Common Stock. Dividends on preferred stock increased to $28 million in 1995, reflecting Consumers' issuance of additional preferred stock in 1994.

In October 1995, CMS NOMECO filed a registration statement with the SEC for an initial public offering of not more than 20 percent of CMS NOMECO common stock. CMS Energy will continue to evaluate market conditions for a possible future offering of CMS NOMECO common stock.

In November 1995, CMS Energy amended the terms of its $400 million Unsecured Credit Facility, increased the amount to $450 million and extended the termination date to June 30, 1998. CMS Energy also entered into a $125 million, seven-year Term Loan Agreement. As of December 31, 1995, $118 million and $125 million remains outstanding for the Unsecured Credit Facility and Term Loan Agreement, respectively.

Investing Activities: Net cash used in investing activities in 1995 increased $307 million from 1994, primarily reflecting the acquisitions of TGN and HYDRA-CO. Capital expenditures, including assets placed under capital lease (see Note 17), deferred DSM costs, investment in international subsidiaries and common stock issued for acquisitions totaled $1,053 million in 1995 as compared to $672 million in 1994 and $768 in 1993. Capital expenditures for 1995 include approximately $200 million for acquisitions which commenced in 1994 but did not close until 1995. CMS Energy's expenditures for its utility, independent power production, oil and gas exploration and production, and gas transmission and marketing business segments were $454 million, $239 million, $168 million and $178 million, respectively.

Financing and Investing Outlook: CMS Energy estimates that capital expenditures, including new lease commitments, and investments in partnerships and unconsolidated subsidiaries, will total approximately $2.4 billion over the next three years.

                                                               In Millions
Years Ended December 31                           1996      1997      1998
-----------------------                           ----      ----      ----
Electric utility                                 $311      $285      $295
Gas utility                                       124       110       105
Oil and gas exploration and production            120       135       150
Independent power production                      189       175       150
Natural gas transmission, storage and marketing   112        70        50
                                                  ----      ----      ----
                                                 $856       $775     $750
                                                 =====     =====     =====
CMS Energy is required to redeem or retire approximately $1,266 million of long-term debt over the three-year period ending December 1998. Cash provided by operating activities is expected to satisfy a substantial portion of these capital expenditures and debt retirements. In January 1996, Consumers issued and sold 4 million shares of Trust Originated Preferred Securities with net proceeds totaling $96 million (see Note 8). CMS Energy will continue to evaluate the capital markets in 1996 as a source of financing its subsidiaries' investing activities and required debt retirements.

Consumers has several available, unsecured, committed lines of credit totaling $145 million and a $425 million working capital facility. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At December 31, 1995 and 1994, receivables sold totaled $295 million and $275 million, respectively.


Electric Utility Results of Operations

Pretax Operating Income
Change Compared to Prior Year


                                                              In Millions
                                             1995/1994          1994/1993
                                             ---------          ---------
Sales                                             $ 59               $ 33
Rate increase and other regulatory issues            9                 38
O&M, general taxes and depreciation                (38)               (25)
                                                  ----               ----
    Total change                                  $ 30               $ 46
                                                  ====               ====

Electric Sales: Total electric sales in 1995 were a record 35.5 billion kWh, a 3.0 percent increase from the 1994 level as a result of economic growth and warmer summer temperatures. The increase in total electric sales included a 4.2 percent increase in sales to Consumers' ultimate customers, with fairly consistent increases in the residential, commercial, and industrial sectors. The increase was partially offset by a decrease in certain sales to other utilities.

Total electric sales in 1994 were 34.5 billion kWh, a 5.2 percent increase from the 1993 level, which included a 4.2 percent increase in system sales to Consumers' ultimate customers.

Power Costs: Power costs for 1995 totaled $970 million, a $20 million increase from the corresponding 1994 period, primarily reflecting increased purchased power costs due to higher sales levels. Power costs for 1994 totaled $950 million, a $42 million increase as compared to 1993 which reflects increased kWh production at Consumers' generating plants and greater power purchases from outside sources to meet increased sales demand.

Operating Expenses: Electric operation and maintenance expense for 1995 compared to 1994 increased $13 million, which included $9 million of additional postretirement benefit costs and increased expenditures to improve electric system reliability. Electric depreciation for 1995 compared to 1994 increased $15 million, reflecting additional property and equipment. Electric general taxes increased $11 million in 1995 compared to 1994, reflecting millage rate increases and additional capital investments in property and equipment.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership increased 108 MW in 1995 to 1,240 MW. In 1993, the MPSC issued the Settlement Order that have allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $90 million, $61 million and $59 million in 1995, 1994 and 1993, respectively. Estimated future after-tax cash underrecoveries, and possible losses for 1996 and the next four years are shown in the table below.

                                                  After-tax, In Millions
                                    1996    1997    1998    1999    2000
                                    ----    ----    ----    ----    ----

Estimated cash underrecoveries       $56     $55     $ 8     $ 9     $ 7

Possible additional under-
recoveries and losses (a)            $20     $22     $72     $72     $74

(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including cost recovery for the 325 MW of MCV Facility capacity above the MPSC's currently authorized level. For further information regarding the settlement, see Note 4.

In 1994 and 1995, Consumers terminated power purchase agreements with the developers of a proposed 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. To replace this capacity, 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers would be used. For further information, see Note 4.

Electric Rate Proceedings: Consumers filed a request with the MPSC in late 1994 to increase its retail electric rates. In early 1996, the MPSC granted Consumers authority to increase its annual electric retail rates by $46 million. This partial final order did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be addressed in connection with its consideration of the proposed settlement agreement discussed below.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues. One of these issues, Consumers' electric rate case, was addressed, in part, by the order discussed above. If fully adopted, the settlement agreement would resolve Consumers' depreciation and special competitive service cases (discussed below) and cost recovery of 325 MW of uncommitted MCV Facility capacity. Consumers expects a final order in the spring of 1996. For more information regarding the electric rate order and the settlement, see Note 4.

In 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. The MPSC staff's filing in this case did not support Consumers' requested increase in depreciation expense, but instead proposed a decrease of $24 million. The MPSC staff also did not support the reallocation of plant investment as proposed by Consumers but suggested several alternatives which could partially address this issue. In September 1995, the ALJ issued a proposal for decision that essentially supported the MPSC staff's position regarding depreciation expense and recommended that the MPSC reject both Consumers' and the MPSC staff's positions regarding the reallocation of Consumers' depreciation reserve and plant investment. This case is currently part of the proposed settlement discussed above.

Special Rates:   Consumers currently has a request before the MPSC that,
if approved, would allow Consumers a certain level of rate-pricing flexibility to respond to customers' alternative energy options. This request has been consolidated into the settlement proceeding discussed above.

Electric Conservation Efforts: In June 1995, the MPSC issued an order that authorized Consumers to discontinue future DSM program expenditures and cease all new programs. For further information, see Note 4.

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

The Michigan Natural Resources and Environmental Protection Act (formerly the Michigan Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that Consumers' liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations. For further information regarding electric environmental matters, see Note 14.

Electric Outlook

Competition: Consumers currently expects approximately 2 percent average annual growth in electric system sales over the next five years.

Consumers continues to be affected by the developing competitive market for electricity. The primary sources of competition include: the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities which would displace retail service by Consumers to an entire community; and competition from neighboring utilities which offer flexible rate arrangements designed to encourage movement to their respective service areas. Consumers continues to work toward retaining its current retail service customers.

In an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for competitively discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995.

As part of an order issued in early 1996, the MPSC significantly reduced the rate subsidization of residential customers by industrial and large commercial customers. In addition to offering electric rates that are competitive with other energy providers, Consumers is pursuing other strategies to retain its "at-risk" customers. These strategies include: minimizing outages for each customer, promptly responding to customer inquiries, and providing consulting services to help customers use energy efficiently.

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. Consumers, ABATE and Dow filed claims of appeal of the MPSC's retail wheeling orders. The Court of Appeals subsequently consolidated these appeals with those previously filed by Detroit Edison and the Attorney General. Consumers does not expect this short-term experiment to have a material impact on its financial position, liquidity or results of operations.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals is a requirement that utilities provide open access to the domestic interstate transmission grid. The FERC's final rules are expected to be announced in the spring of 1996. Consumers is unable to predict the terms of these rules. However, management believes that Consumers is well-positioned to conform to open access as it has been voluntarily providing this transmission service since 1992.

The Governor of the State of Michigan has proposed that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry and recommend appropriate revisions. At this time, no proceedings have been initiated at the MPSC on this matter and no new legislation has been introduced.

Changes in the competitive environment facing regulated utilities may eventually lead to the discontinuance of SFAS 71, which allows the deferral of certain costs and the recording of regulatory assets. Management has evaluated Consumers' current regulatory position and believes it continues to support the recognition of Consumers' $779 million of electric-related regulatory assets. If changes in the industry were to lead to Consumers discontinuing the application of SFAS 71, for all or part of its business, Consumers may be required to write-off the portion of any regulatory asset for which no regulatory assurance of recovery continued to exist. Consumers does not believe that there is any current evidence that supports the write-off of any of its electric-related regulatory assets. For further information regarding SFAS 71 and Consumers' regulatory assets, see Notes 2 and 19.

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

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consequently, Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. In 1996, Consumers plans to unload and replace one of the casks where a minor flaw has been detected. For further information, see Note 15.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers has been storing low-level waste at its nuclear plant sites. Consumers began shipping its low-level waste to a site in South Carolina during 1995 and plans to have all its currently stored low-level waste removed from the plant sites by the end of 1996.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict whether the studies being conducted as a part of the development plans will support a future decision to anneal.

At the SEC staff's request, the FASB is reviewing the accounting for closure and removal costs for long-lived assets, including decommissioning. The current electric utility industry accounting practices of recording the cost of removal as a component of depreciation could be changed. The FASB's tentative decision includes recognition of the cost of closure and removal obligation as a liability based on discounted future cash flows with the offset recorded as part of the cost of the plant asset.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At December 31, 1995, Consumers had 30 separate stray voltage lawsuits awaiting trial court action, down from 83 lawsuits at December 31, 1994. CMS Energy believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations.


Gas Utility Results of Operations

Pretax Operating Income
Change Compared to Prior Year

                                                              In Millions
                                             1995/1994          1994/1993
                                             ---------          ---------
Sales                                             $ 12               $ (3)
Regulatory recovery of gas cost                     19                 10
O&M, general taxes and depreciation                (15)               (19)
                                                  ----               ----
    Total change                                  $ 16               $(12)
                                                  ====               ====

Gas Deliveries: Gas sales in 1995 totaled 254 bcf, a 5.2 percent increase from 1994 levels, and total system deliveries, excluding transport to the MCV Facility, increased 6.5 percent from 1994. On a weather-adjusted basis, total system deliveries increased 4.1 percent, reflecting significant growth. In 1994, total system deliveries, excluding transport to the MCV Facility, were 314 bcf, a slight decrease from 1993 deliveries.

Cost of Gas Sold: The cost of gas sold for 1995 increased $9 million from the 1994 level, as a result of increased deliveries. The increased costs reflect the reversal of a $23 million gas supplier loss contingency.

Operating Expenses: Gas operation and maintenance expense increased $12 million, reflecting an $8 million gas inventory loss. Gas depreciation for 1995 compared to 1994 increased $7 million, reflecting additional capital investment in property and equipment.


Gas Utility Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates. The requested increase totaling $7 million reflected increased expenditures, including those associated with postretirement benefits, and a 12.25 percent return on equity. The MPSC staff recommended a $13 million rate decrease. In November 1995, the ALJ issued a proposal for decision that essentially adopted the MPSC staff's position. In early 1996, the MPSC issued a final order in this case, decreasing Consumers' annual gas rates by $11.7 million. For further information regarding this case, see Note 4.

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

GCR Matters: In October 1995, the MPSC issued an order regarding a $44 million (excluding any interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order supports its position that the producers' theories are without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $112 million. These estimates are based on undiscounted 1995 costs. At December 31, 1995, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in December 1994. Consumers believes that remedial action costs are recoverable in rates and is continuing discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 14.


Gas Outlook

Consumers currently anticipates gas deliveries to grow approximately 2 percent per year (excluding transportation to the MCV Facility and off-system deliveries) over the next five years, primarily due to a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. The emerging use of natural gas vehicles also provides Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system.

In 1995, Consumers purchased approximately 80 percent of its required gas supply under long-term contracts, and the balance on the spot market. Consumers estimates that approximately 35 percent of its gas purchases will be under long-term contracts in future years as current contracts expire. Consumers also has transmission contracts totaling approximately 90 percent of its supply requirements. The expiration dates of the transmission contracts range from 1997 to 2004.

In 1995, the Low Income Home Energy Assistance Program provided approximately $71 million in heating assistance to about 400,000 Michigan households, with approximately 18 percent of funds going to Consumers' customers. In late 1995, federal legislative approval provided Michigan residents with approximately $60 million of funding for 1996. Consumers cannot predict what level of funding will be approved for 1997.

In January 1996, the MPSC issued a Notice of legislative-type hearings to be held in 1996, to assess whether it is appropriate to allow all natural gas customers access to gas transportation service. The MPSC notice designated all eight local distribution companies whose rates are regulated by the MPSC as parties to this proceeding.

Under SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its $276 million of regulatory assets (see Note 19) related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.


Oil and Gas Exploration and Production

Pretax Operating Income: 1995 pretax operating income increased $22 million from 1994, primarily due to higher sales volumes and oil sales prices, income attributable to the acquisitions of Walter and Terra and increased gains from the assignment of gas supply contracts, partially offset by lower average market prices for gas. 1994 pretax operating income increased $5 million from 1993, reflecting higher gas sales volumes, lower international write-offs, and the gain from the disposition of a gas supply contract, partially offset by lower average market prices for oil and gas.

Capital Expenditures: In February 1995, CMS NOMECO closed on the acquisition of Walter for approximately $49 million, consisting of approximately $27 million of CMS Energy Common Stock and $22 million in both cash and assumed debt. The Walter acquisition added proved reserves of approximately 20 million barrels of oil.

In August 1995, CMS NOMECO acquired Terra with approximately $63 million of CMS Energy Common Stock. The Terra acquisition added approximately 96 bcf of proved gas reserves.

Other capital expenditures for 1995 approximated $84 million, primarily for development of existing oil and gas reserves.


Independent Power Production

Pretax Operating Income: 1995 pretax operating income increased $25 million, primarily reflecting higher capacity sales by the MCV Partnership, as well as additional equity earnings by CMS Generation subsidiaries primarily due to the HYDRA-CO acquisition. 1994 pretax operating income increased $16 million from 1993, primarily reflecting additional electric generating capacity.

Capital Expenditures: In January 1995, CMS Generation completed its acquisition of HYDRA-CO for $153 million, net of $54 million cash.
CMS Generation acquired 224 MW of net generating capacity and also assumed shared construction management responsibility for a 60 MW diesel-fueled plant under construction in Jamaica, scheduled to go into service in the fourth quarter of 1996.

Other capital expenditures for 1995 totaled approximately $86 million related to expanding ownership in existing facilities and investments in new facilities.


Natural Gas Transmission, Storage and Marketing

Pretax Operating Income: 1995 pretax operating income increased $5 million over 1994, reflecting growth from new pipeline investments and the continued growth of existing projects and gas marketed to end-users. 1994 pretax operating income increased $2 million over 1993, reflecting earnings growth from gas pipeline and storage projects and gas marketed to end-users. In 1995, 101 bcf of natural gas was marketed compared to 66 bcf and 60 bcf in 1994 and 1993, respectively.

Capital Expenditures: In July 1995, CMS Gas Transmission acquired a 25 percent ownership interest in TGN for $136 million. TGN, which had 1995 revenues of approximately $150 million, owns and operates 2,600 miles of pipelines that provide natural gas transmission service to the northern and central parts of Argentina, with almost one bcf per day of existing pipeline capacity.

CMS Gas Transmission, through an ownership interest in Nitrotec Corporation, a proprietary gas technology company acquired in January 1996, currently has two helium recovery plants under construction, with the first plant scheduled to be in service in the first quarter of 1996. The total estimated cost for these two plants, located in Kansas, is $8.2 million. One helium recovery plant was placed in service in October 1995. Nitrotec Corporation has also started construction on a $5.2 million nitrogen rejection facility in Texas.

In January 1996, CMS Gas Transmission signed a letter of intent to transfer its 50 percent ownership interest to its partner, MHP
Corporation, in the Moss Bluff Gas Storage System, a salt cavern storage facility on the Gulf Coast of Texas and MHP Corporation will transfer its 50 percent ownership interest to CMS Gas Transmission in the Grand Lacs Limited Partnership, a marketing center for natural gas. CMS Gas
Transmission will also receive approximately $26 million.

In January 1996, CMS Gas Transmission acquired Petal Gas Storage Company, a natural gas storage facility located in Forrest County, Mississippi. The salt dome storage cavern provides up to 3.2 bcf per day of 10-day storage service and has the capability of being refilled in 20 days.

Other capital expenditures in 1995 totaled approximately $42 million for acquisitions, expansion of existing facilities and construction of new facilities.


Other

New Accounting Standard: In 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for 1996. CMS Energy does not expect the application of this statement to have a material impact on its financial position, liquidity or results of operations. For further information, see Note 2.


Consolidated Statements of Income                                                        CMS Energy Corporation

                                                                                                   In Millions,
                                                                                       Except Per Share Amounts
Years Ended December 31                                                         1995         1994         1993

Operating Revenue      Electric utility                                       $2,277       $2,189       $2,077
                       Gas utility                                             1,195        1,151        1,160
                       Oil and gas exploration and production                    108           78           71
                       Independent power production                               96           46           21
                       Natural gas transmission, storage and marketing           196          145          142
                       Other                                                      18            5            5
                                                                              -------      -------      -------
                            Total operating revenue                            3,890        3,614        3,476
                                                                              -------      -------      -------
Operating Expenses     Operation
                          Fuel for electric generation                           283          306          293
                          Purchased power - related parties                      491          482          467
                          Purchased and interchange power                        196          162          148
                          Cost of gas sold                                       821          785          801
                          Other                                                  698          621          565
                                                                              -------      -------      -------
                            Total operation                                    2,489        2,356        2,274
                       Maintenance                                               186          192          206
                       Depreciation, depletion and amortization                  416          379          364
                       General taxes                                             196          184          193
                                                                              -------      -------      -------
                            Total operating expenses                           3,287        3,111        3,037
                                                                              -------      -------      -------

Pretax Operating       Electric utility                                          362          332          286
Income (Loss)          Gas utility                                               151          135          147
                       Oil and gas exploration and production                     30            8            3
                       Independent power production                               46           21            5
                       Natural gas transmission, storage and marketing            14            9            7
                       Other                                                       -           (2)          (9)
                                                                              -------      -------      -------
                            Total pretax operating income                        603          503          439
                                                                              -------      -------      -------
Income Taxes                                                                     130          103           81
                                                                              -------      -------      -------
Net Operating Income                                                             473          400          358
                                                                              -------      -------      -------

Other Income           Accretion income (Note 2)                                  11           13           14
(Deductions)           Accretion expense (Note 2)                                (31)         (35)         (36)
                       Other income taxes, net                                    12           11            6
                       Bond income                                                 -            -           32
                       Other, net                                                 10           19           15
                                                                              -------      -------      -------
                            Total other income                                     2            8           31
                                                                              -------      -------      -------

Fixed Charges          Interest on long-term debt                                224          193          204
                       Other interest                                             27           18           24
                       Capitalized interest                                       (8)          (6)          (5)
                       Preferred dividends                                        28           24           11
                                                                              -------      -------      -------
                            Net fixed charges                                    271          229          234
                                                                              -------      -------      -------
Net Income                                                                    $  204       $  179       $  155
                                                                              =======      =======      =======
Net Income Attributable to Common Stocks - CMS Energy                         $  201       $  179       $  155
                                           Class G                            $    3            -            -
                                                                              =======      =======      =======
Average Common Shares Outstanding - CMS Energy                                    89           86           81
                                    Class G                                        8            -            -
                                                                              =======      =======      =======
Earnings Per Average Common Share - CMS Energy                                $ 2.27       $ 2.09       $ 1.90
                                    Class G                                   $  .38            -            -
                                                                              =======      =======      =======
Dividends Declared Per Common Share - CMS Energy                              $  .90       $  .78       $  .60
                                      Class G                                 $  .56            -            -
                                                                              =======      =======      =======

The accompanying notes are an integral part of these statements.
/TABLE


Consolidated Statements of Cash Flows                                                CMS Energy Corporation


                                                                                                In Millions

Years Ended December 31                                                           1995      1994      1993

Cash Flows From        Net income                                              $   204   $   179   $   155
Operating Activities     Adjustments to reconcile net income to net cash
                           provided by operating activities
                             Depreciation, depletion and amortization (includes
                               nuclear decommissioning depreciation of $51,
                               $49 and $46, respectively)                          416       379       364
                             Capital lease amortization                             37        36        31
                             Debt discount amortization                             24        37        36
                             Deferred income taxes and investment tax credit        75        56        56
                             Accretion expense (Note 2)                             31        35        36
                             Accretion income -
                               abandoned Midland project (Note 2)                  (11)      (13)      (14)
                             Power purchases - settlement (Note 3)                (137)      (87)      (84)
                             Undistributed earnings of related parties             (53)      (25)       (9)
                             Other                                                   7         3         1
                             Changes in other assets and liabilities (Note 17)      89        12       (88)
                                                                               --------  --------  --------
                               Net cash provided by operating activities           682       612       484
                                                                               --------  --------  --------

Cash Flows From        Capital expenditures (excludes capital lease additions
Investing Activities     of $31, $36 and $58, respectively and DSM) (Note 17)     (535)     (575)     (550)
                       Investments in partnerships and unconsolidated
                         subsidiaries                                             (242)      (52)     (108)
                       Acquisition of companies, net of cash acquired             (146)        -         -
                       Investments in nuclear decommissioning trust funds          (51)      (49)      (46)
                       Cost to retire property, net                                (41)      (38)      (32)
                       Other                                                       (14)       (6)       (5)
                       Deferred demand-side management costs                        (9)       (9)      (52)
                       Proceeds from sale of property                               22        20         6
                       Proceeds from sale of bond investments                        -         -       322
                       Sale of subsidiary                                            -         -       (14)
                                                                               --------  --------  --------
                               Net cash used in investing activities            (1,016)     (709)     (479)
                                                                               --------  --------  --------

Cash Flows From        Proceeds from bank loans, notes and bonds                   333       701       673
Financing Activities   Issuance of common stock                                    160        30       132
                       Increase in notes payable, net                                2        80        44
                       Payment of common stock dividends                           (84)      (67)      (49)
                       Retirement of bonds and other long-term debt                (44)     (279)     (645)
                       Payment of capital lease obligations                        (37)      (35)      (26)
                       Repayment of bank loans                                     (18)     (473)     (192)
                       Retirement of common stock                                   (1)       (2)       (3)
                       Issuance of preferred stock                                   -       193         -
                                                                               --------  --------  --------
                               Net cash provided by (used in)
                                 financing activities                              311       148       (66)
                                                                               --------  --------  --------

Net Increase (Decrease) in Cash and Temporary Cash Investments                     (23)       51       (61)

                       Cash and temporary cash investments
                               Beginning of year                                    79        28        89
                                                                               --------  --------  --------
                               End of year                                     $    56   $    79   $    28
                                                                               ========  ========  ========


The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                           CMS Energy Corporation


ASSETS                                                                                           In Millions

December 31                                                                                  1995      1994

Plant and Property      Electric                                                           $6,103    $5,771
(At Cost)               Gas                                                                 2,218     2,102
                        Oil and gas properties (full-cost method)                           1,074       934
                        Other                                                                 105        61
                                                                                           ------    ------
                                                                                            9,500     8,868
                        Less accumulated depreciation, depletion and amortization (Note 2)  4,627     4,299
                                                                                           ------    ------
                                                                                            4,873     4,569
                        Construction work-in-progress                                         201       245
                                                                                           ------    ------
                                                                                            5,074     4,814
                                                                                           ------    ------

Investments             Independent power production                                          275       152
                        First Midland Limited Partnership (Notes 3 and 20)                    225       218
                        Natural gas transmission, storage and marketing                       193        40
                        Midland Cogeneration Venture Limited Partnership (Notes 3 and 20)     103        74
                        Other                                                                  22        16
                                                                                           ------    ------
                                                                                              818       500
                                                                                           ------    ------

Current Assets          Cash and temporary cash investments at cost, which
                          approximates market                                                  56        79
                        Accounts receivable and accrued revenue, less allowances
                          of $4 in 1995 and $5 in 1994 (Note 6)                               296       156
                        Inventories at average cost
                          Gas in underground storage                                          184       235
                          Materials and supplies                                               83        75
                          Generating plant fuel stock                                          37        37
                        Deferred income taxes (Note 5)                                         24        34
                        Prepayments and other                                                 230       216
                                                                                           ------    ------
                                                                                              910       832
                                                                                           ------    ------

Non-current Assets      Postretirement benefits (Note 12)                                     462       478
                        Nuclear decommissioning trust funds (Note 2)                          304       213
                        Abandoned Midland project                                             131       147
                        Other                                                                 444       394
                                                                                           ------    ------
                                                                                            1,341     1,232
                                                                                           ------    ------

Total Assets                                                                               $8,143    $7,378
                                                                                           ======    ======



                                                                                      CMS Energy Corporation


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                         In Millions

December 31                                                                                  1995      1994

Capitalization          Common stockholders' equity                                        $1,469    $1,107
                        Preferred stock of subsidiary                                         356       356
                        Long-term debt (Note 7)                                             2,906     2,709
                        Non-current portion of capital leases (Note 13)                       106       108
                                                                                           ------    ------
                                                                                            4,837     4,280
                                                                                           ------    ------





Current Liabilities     Current portion of long-term debt and capital leases                  207        64
                        Notes payable                                                         341       339
                        Accounts payable                                                      304       194
                        Accrued taxes                                                         256       216
                        Power purchases - settlement (Note 3)                                  90        95
                        Accounts payable - related parties                                     53        50
                        Accrued interest                                                       45        40
                        Accrued refunds                                                        22        25
                        Other                                                                 192       198
                                                                                           ------    ------
                                                                                            1,510     1,221
                                                                                           ------    ------





Non-current             Deferred income taxes (Note 5)                                        640       582
Liabilities             Postretirement benefits (Note 12)                                     533       544
                        Power purchases - settlement (Note 3)                                 221       324
                        Deferred investment tax credits                                       171       181
                        Regulatory liabilities for income taxes, net (Notes 5 and 19)          44        16
                        Other                                                                 187       230
                                                                                           ------    ------
                                                                                            1,796     1,877
                                                                                           ------    ------



                        Commitments and Contingencies (Notes 2, 3, 4, 13, 14 and 15)



Total Stockholders' Investment and Liabilities                                             $8,143    $7,378
                                                                                           ======    ======


The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                                            CMS Energy Corporation


                                                    Optional
                                                  Redemption            Number of Shares         In Millions
December 31                             Series         Price            1995        1994       1995     1994

Consumers' Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption        $4.16       $103.25          68,451      68,451       $  7     $  7
                                          4.50        110.00         373,148     373,148         37       37
                                          7.45        101.00         379,549     379,549         38       38
                                          7.68        101.00         207,565     207,565         21       21
                                          7.72        101.00         289,642     289,642         29       29
                                          7.76        102.21         308,072     308,072         31       31

Consumers' Class A Preferred Stock
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption         2.08         25.00 (a)   8,000,000   8,000,000        193      193
                                                                                               ----     ----
Total Preferred Stock                                                                          $356     $356
                                                                                               ====     ====


(a)  Redeemable beginning April 1, 1999.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Common Stockholders' Equity                                CMS Energy Corporation


                                                                                                In Millions,
                                                                                     Except Number of Shares

                                                             Other                     Retained
                                     Number     Common     Paid-in     Revaluation     Earnings
                                  of Shares      Stock     Capital         Capital     (Deficit)      Total

Balance at January 1, 1993       79,965,722         $1      $1,539             $ -        $(813)     $  727

 Net income                                                                                 155         155
 Common stock:
   Dividends declared                                                                       (49)        (49)
   Reacquired                       (97,442)                    (3)                                      (3)
   Issued                         5,135,726                    132                                      132
   Reissued                         192,789                      4                                        4
                                 ----------         --      ------             ---        -----      ------
Balance at December 31, 1993     85,196,795          1       1,672               -         (707)        966

 Net income                                                                                 179         179
 Common stock:
   Dividends declared                                                                       (67)        (67)
   Reacquired                       (85,174)                    (2)                                      (2)
   Issued                         1,389,578                     30                                       30
   Reissued                          33,350                      1                                        1
                                 ----------         --      ------             ---        -----      ------
Balance at December 31, 1994     86,534,549          1       1,701               -         (595)      1,107

 Net income                                                                                 204         204
 Common stock:
   Dividends declared:
     CMS Energy                                                                             (80)        (80)
     Class G                                                                                 (4)         (4)
   Reacquired                       (21,514)                    (1)                                      (1)
   Issued:
     CMS Energy                   5,039,019                    126                                      126
     Class G (a)                                               124                                      124
   Reissued                          41,447                      1                                        1
 Change in unrealized
  investment-loss                                                               (8)                      (8)
                                 ----------         --      ------             ---        -----      ------
Balance at December 31, 1995     91,593,501         $1      $1,951             $(8)       $(475)     $1,469
                                 ==========         ==      ======             ===        =====      ======


(a) Number of Class G common shares issued during 1995 and outstanding at December 31, 1995 was 7,618,602.

The accompanying notes are an integral part of these statements.


                          CMS Energy Corporation
                Notes to Consolidated Financial Statements


1:   Corporate Structure

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses, including oil and gas exploration and production, development and operation of independent power production facilities, electric and gas marketing services to utility, commercial and industrial customers, and storage and transmission of natural gas.


2:   Summary of Significant Accounting Policies and Other Matters

Basis of Presentation:  The consolidated financial statements include
CMS Energy, Consumers and Enterprises and their wholly owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and include the use of management's estimates. CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the years ended December 31, 1995, 1994 and 1993, undistributed equity earnings were $53 million, $25 million and $9 million, respectively.

Accretion Income and Expense: In 1991, the MPSC ordered that Consumers could recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, the unrecovered asset is adjusted to its present value. This adjustment is reflected as accretion income. Conversely, Consumers recorded a loss in 1992 for the present value of its estimated future underrecoveries of power costs resulting from purchases from the MCV Partnership (see Note 3), and now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

Gas Inventory: Consumers uses the weighted average cost method for valuing working gas inventory. Cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, is recorded in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

Maintenance, Depreciation and Depletion: Property repairs and minor property replacements are charged to maintenance expense. Depreciable property retired or sold plus cost of removal (net of salvage credits) is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.5 percent for 1995, 3.5 percent for 1994 and 3.4 percent for 1993. The composite rate for gas utility plant was 4.3 percent for 1995, 4.2 percent for 1994 and 4.4 percent for 1993. The composite rate for Consumers' other plant and property was 4.9 percent for 1995 and 4.7 percent for 1994 and 1993.

CMS NOMECO, a wholly owned subsidiary of Enterprises, follows the full-cost method of accounting and, accordingly, capitalizes its exploration and development costs, including the cost of non-productive drilling and surrendered acreage, on a country-by-country basis. The capitalized costs in each cost center are being amortized on an overall units-of-production method based on total estimated proved oil and gas reserves. Other depreciable property of CMS Energy and its subsidiaries is amortized over its estimated useful life.

New Accounting Standard: During 1995, the Financial Accounting Standards Board issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that its carrying amount may not be recoverable. The statement also requires that a loss be recognized whenever a portion of an asset's cost is excluded from a rate-regulated company's rate base. CMS Energy does not expect the application of this statement to have a material impact on its financial position or results of operations.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under federal law, the DOE is responsible for permanent disposal of spent nuclear fuel at costs to be paid by affected utilities. However, in 1994, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository. In 1995, federal legislation was introduced to clarify the DOE's obligation to accept spent nuclear fuel and direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983, until the spent fuel is delivered to the DOE, which was originally scheduled to occur in 1998. At December 31, 1995, Consumers has recorded a liability to the DOE of $100 million, including interest. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest.

Nuclear Plant Decommissioning: Consumers collects approximately $45 million annually from its electric customers to decommission its two nuclear plants. On March 1, 1995, Consumers filed updated decommissioning information with the MPSC which estimated decommissioning costs for Big Rock and Palisades to be $303 million and $524 million (in 1995 dollars), respectively. The estimated decommissioning costs increased from previous estimates principally due to the unavailability of low- and high-level radioactive waste disposal facilities. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. To meet NRC decommissioning requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. After the plants are retired, Consumers plans to maintain the facilities in protective storage until radioactive waste disposal facilities are available. As a result, the majority of decommissioning costs will be incurred several years after each plant's NRC operating license expires. When Big Rock's and Palisades' NRC licenses expire in 2000 and 2007, respectively, the trust funds are estimated to have accumulated to $257 million and $686 million, respectively. It is estimated that at the time the plants are fully decommissioned (in the years 2030 for Big Rock and 2046 for Palisades), the trust funds will have provided $1 billion for Big Rock and $2.1 billion for Palisades including trust earnings over this decommissioning period. Based on this plan, Consumers believes that the current decommissioning surcharge will be sufficient to provide for decommissioning of its nuclear plants. At December 31, 1995, Consumers had an investment in nuclear decommissioning trust funds of $304 million.

Reclassifications: CMS Energy has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect the net income for the years presented.

Related-Party Transactions: In 1995, 1994 and 1993, Consumers purchased $53 million, $48 million and $52 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling approximately $26 million, $22 million and $27 million for 1995, 1994 and 1993, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 20. Other related-party transactions are immaterial.

Revenue and Fuel Costs: Consumers accrues revenue for electricity and gas used by its customers but not billed at the end of an accounting period. Consumers accrues or reduces revenue for any underrecovery or overrecovery of electric power supply costs and natural gas costs by establishing a corresponding asset or liability until it bills or refunds these differences to customers following an MPSC order.

Utility Regulation: Consumers accounts for the effects of regulation under SFAS 71, Accounting for the Effects of Certain Types of Regulation. As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized.

Other:  For significant accounting policies regarding income taxes, see
Note 5; for pensions and other postretirement benefits, see Note 12; and for cash equivalents, see Note 17.


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. Consumers, through its subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings holds through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' annual obligation for purchase of contract capacity from the MCV Partnership under a 35-year PPA increased 108 MW to its maximum amount of 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. Under the Settlement Order, capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs but the MPSC will determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. The MCV Partnership did not object to the Settlement Order.

The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge which is based primarily on Consumers' average cost of coal consumed. The Settlement Order permits Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. For all energy delivered on an economic basis above the availability limits to 915 MW, Consumers has been allowed to recover 1/2 cent per kWh capacity payment in addition to the variable energy charge.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. If Consumers is unable to sell any capacity above the 1993 MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its future after-tax cash underrecoveries, and possible losses for 1996 and the next four years are shown in the table below.

                                                  After-tax, In Millions
                               1996     1997      1998      1999    2000
                               ----     ----      ----      ----    ----

Estimated cash underrecoveries  $56      $55       $ 8       $ 9     $ 7

Possible additional under-
recoveries and losses (a)       $20      $22       $72       $72     $74

(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including cost recovery for the 325 MW of MCV Facility capacity above the MPSC's currently authorized level. For further information regarding this proposed settlement, see Note 4.

At December 31, 1995 and 1994, the after-tax present value of the Settlement Order liability totaled $202 million and $272 million, respectively. The reduction in the liability since December 31, 1994, reflects after-tax cash underrecoveries of $90 million, partially offset by after-tax accretion expense of $20 million. The undiscounted after-tax amount associated with the liability totaled $607 million at December 31, 1995.

In 1994 and 1995, Consumers paid $44 million to terminate power purchase agreements with the developers of two proposed independent power projects totaling 109 MW. As part of the proposed settlement reached with the MPSC staff (see Note 4), Consumers is seeking MPSC approval to utilize less-expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Cost recovery for this contract capacity would start in late 1996. Even if Consumers is not allowed to substitute MCV Facility capacity for the capacity to be provided under the terminated agreements, Consumers believes that the MPSC would approve recovery of the buyout costs due to the significant customer savings resulting from the terminated power purchase agreements. As a result, Consumers has recorded a regulatory asset of $44 million.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of the 1993 and 1994 plan case orders, the MPSC confirmed the recovery of certain costs related to power purchases from the MCV Partnership. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.

As part of its decision in the 1993 PSCR reconciliation case issued February 23, 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers and reduced recovery from retail customers. Consumers believes this is contrary to the terms of the Settlement Order and has appealed the February 23 order on this issue.


4:   Rate Matters

Electric Rate Proceedings: In late 1994, Consumers filed a request with the MPSC to increase its retail electric rates. The request included provisions for ratemaking treatment of expected sales losses to competition and the treatment of the 325 MW of MCV Facility contract capacity above 915 MW. Consumers also requested that the MPSC eliminate subsidization of residential rates in a two-step adjustment.

Early in 1996, the MPSC issued a partial final order in this case, granting Consumers a $46 million annual increase in its electric retail rates. This order authorized a 12.25 percent return on equity as compared to the previously approved 11.75 percent, approved recovery of certain costs associated with a proposed settlement related to the Ludington plant (see Note 14), and significantly reduced (in a two-step adjustment) the subsidization of residential customers by industrial and large commercial customers. As a result, residential customers were allocated approximately $31 million of the $46 million increase.

This order did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be addressed in connection with its consideration of the proposed settlement agreement discussed below.

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers. In addition, Consumers filed a request with the MPSC, seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts. If approved, this would result in a net decrease in depreciation expense of $7 million for ratemaking purposes. For further information regarding these requests, see the Electric Rate Proceedings and Special Rates discussions in the Management's Discussion and Analysis.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Some of these issues were preliminarily addressed in early 1996 when the MPSC issued an order in Consumers' electric rate case (see above). If fully adopted, the settlement agreement would: provide for cost recovery of the 325 MW of uncommitted MCV Facility capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; and accelerate recovery of nuclear plant investment. Consumers expects a final order in the spring of 1996.

Electric DSM: In June 1995, the MPSC authorized Consumers to discontinue future DSM program expenditures and cease all new programs. Consumers is deferring and amortizing past program costs ($68 million at December 31, 1995) over the period these costs are being recovered from customers in accordance with an MPSC accounting order.

Gas Rates: As part of an agreement approved by the MPSC, Consumers filed a gas rate case in December 1994. The request, among other things, incorporated cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites and proposed a 12.25 percent rate of return on equity, instead of the current
13.25 percent. Consumers had requested a $7 million increase in its annual gas rates. The MPSC staff recommended a $13 million rate decrease, which included a lower rate base, a lower return on common equity, a revised capital structure and a lower operating cost forecast than Consumers had projected. In November 1995, the ALJ issued a proposal for decision that essentially adopted the MPSC staff's position. In early 1996, the MPSC issued a final order in this case, decreasing Consumers' annual gas rates by $11.7 million and authorized an 11.6 percent return on equity.

GCR Matters: In 1993, the MPSC issued a ruling favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers. In 1995, management concluded that the intrastate producers' pending appeals of the MPSC order would not be successful and accordingly reversed $23 million (pretax) of a previously accrued loss. The MPSC ruling was affirmed by the Court of Appeals in June 1995. The producers have petitioned the Michigan Supreme Court for review.

In October 1995, the MPSC issued an order regarding a $44 million (excluding any interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order supports its position that the producers' theories are without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on CMS Energy's or Consumers' financial position or results of operations.


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

The significant components of income tax expense (benefit) consisted of:

                                                             In Millions
Years Ended December 31                   1995         1994         1993
-----------------------                   ----         ----         ----

Current federal income taxes              $ 43         $ 36         $ 19
Deferred income taxes                       85           66           67
Deferred income taxes - tax rate change      -            -           (1)
Deferred ITC, net                          (10)         (10)         (10)
                                          ----         ----         ----
                                          $118         $ 92         $ 75
                                          ====         ====         ====

Operating                                 $130         $103         $ 81
Other                                      (12)         (11)          (6)
                                          ----         ----         ----
                                          $118         $ 92         $ 75
                                          ====         ====         ====

The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                             In Millions
December 31                                            1995         1994

Property                                            $  (603)     $  (601)
Unconsolidated investments                             (266)        (246)
Postretirement benefits (Note 12)                      (173)        (177)
Abandoned Midland project                               (46)         (51)
Employee benefit obligations (includes
  postretirement benefits of $175 and $174) (Note 12)   204          203
Power purchases - settlement (Note 3)                   112          146
AMT carryforward                                        161          154
ITC carryforward (expires 2005)                          23           37
Other                                                   (28)         (13)
                                                    -------      -------
                                                    $  (616)     $  (548)
                                                    =======      =======

Gross deferred tax liabilities                      $(1,698)     $(1,659)
Gross deferred tax assets                             1,082        1,111
                                                    -------      -------
                                                    $  (616)     $  (548)
                                                    =======      =======

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                             In Millions
Years Ended December 31                   1995         1994         1993
-----------------------                  -----        -----        -----

Net income before preferred dividends     $232         $203         $166
Income tax expense                         118           92           75
                                         -----        -----        -----

                                           350          295          241
Statutory federal income tax rate        x 35%        x 35%        x 35%
                                         -----        -----        -----

Expected income tax expense                123          103           84
Increase (decrease) in taxes from:
 Capitalized overheads previously
  flowed through                             5            5            5
 Differences in book and tax depreciation
  not previously deferred                    6            7            5
 ITC amortization                          (10)         (10)         (10)
 Nonconventional Fuel Tax Credit           (13)          (8)          (6)
 Other, net                                  7           (5)          (3)
                                         -----        -----        -----
                                          $118         $ 92         $ 75
                                         =====        =====        =====

6:   Short-Term Financings

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $145 million that are used to finance seasonal working capital requirements. At December 31, 1995, $238 million and $103 million were outstanding under these facilities at weighted average interest rates of
6.4 percent and 6.9 percent, respectively. Consumers has an established $500 million trade receivables purchase and sale program. At December 31, 1995 and 1994, receivables sold under the agreement totaled $295 million and $275 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.


7:   Long-Term Debt

At December 31, 1995 and 1994, long term debt consists of the following:


                                                                                            In Millions
                                                                                            December 31
                                   Maturing/Expiring         Interest Rate             1995        1994

First Mortgage Bonds                    1996 to 2023      5.875% to 8.875%           $1,341      $1,341
Long-Term Bank Debt                             1999                  6.2% (a)          400         400
Sr. Deferred Coupon Notes              1997 and 1999       9.5% and 9.875%              347         355
General Term Notes                      1997 to 2002                  7.7% (a)          221          94
Bank Loans                              1996 to 2006                 8.01% (a)          177          21
Pollution Control Revenue Bonds         2000 to 2018                  5.9% (a)          131         131
Term Loan Agreement                             2002                  7.7% (a)          125           -
Unsecured Credit Facility                       1998                 7.63% (a)          118         196
Revolving Line of Credit                        1999                 7.13%              112          89
Nuclear Fuel Disposal                           1998                  5.5%              100          95
Senior Serial Notes                                -                    -                 -          36
Other                                              -                    -                 4           6
                                                                                     ------       ------
Principal Amount Outstanding                                                          3,076       2,764
Current Amounts                                                                        (161)        (21)
Net Unamortized Discount                                                                 (9)        (34)
                                                                                     ------       ------
Total Long-Term Debt                                                                 $2,906      $2,709
                                                                                     ======      =======

(a) Represents the weighted average interest rate during 1995.

The scheduled maturities of long-term debt and improvement fund obligations are as follows: $161 million in 1996, $325 million in 1997, $803 million in 1998, $716 million in 1999 and $10 million in 2000.

CMS Energy

In January 1994, CMS Energy filed a shelf-registration statement with the SEC permitting the issuance and sale of up to $250 million of GTNs. The GTNs are offered from time to time on terms determined at the time of sale.

In 1994, CMS Energy refinanced its $220 million Secured Revolving Credit Facility dated November 30, 1992 with the Unsecured Credit Facility and extended the termination date to June 30, 1997. In November 1995,
CMS Energy amended the terms of its $400 million Unsecured Credit
Facility, increased the amount to $450 million and extended the termination date to June 30, 1998. CMS Energy also entered into a $125 million, seven-year Term Loan Agreement dated November 21, 1995.

Consumers

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles and the need for regulatory approvals in compliance with appropriate federal law.

Long-Term Bank Debt: During 1994, Consumers entered into a $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance certain long-term bank debt. In 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for fixed-rate interest on $250 million of its long-term bank debt. The swap agreement hedges the variable rate exposure associated with Consumers' long-term bank debt. The swap agreement began to decrease in February 1995 and will terminate by May 1996. At December 31, 1995, the amount of the swap totaled $94 million at 5.4 percent. The swap agreement had the effect of decreasing the weighted average interest rate to 6.3 percent from 6.6 percent for the 12-month period ended December 31, 1995.

Other: Consumers' long-term PCRBs are secured by irrevocable letters of credit or first mortgage bonds.

CMS NOMECO

CMS NOMECO's existing Revolving Line of Credit, which converts to term loans maturing from November 1996 through November 1999, was increased from $110 million at December 31, 1994 to $140 million at December 31, 1995.

Senior serial notes amounting to $28 million, with a weighted average interest rate of 9.40 percent, were repaid in full on August 10, 1995. In connection with this early extinguishment of debt, CMS NOMECO incurred a $1.5 million prepayment premium. The notes were retired with available proceeds from the bank credit line.

CMS Generation

In January 1995, CMS Generation, entered into a one-year $118 million bridge credit facility for the acquisition of HYDRA-CO Enterprises, Inc. of which approximately $109 million remained outstanding as of December 31, 1995. In January, 1996, CMS Generation refinanced this bridge facility with a $110 million, five-year term loan.


8:   Capitalization

CMS Energy

Capital Stock: During 1995, CMS Energy amended its Articles of Incorporation and authorized a new class of common stock of CMS Energy, designated Class G Common Stock, which reflects the separate performance of Consumers Gas Group. The pre-existing CMS Energy Common Stock continues to be outstanding and reflects the performance of all of the businesses of CMS Energy and its subsidiaries, including the business of the Consumers Gas Group, except for the interest in the Consumers Gas Group attributable to the outstanding shares of the Class G Common Stock. The filing of the restated Articles of Incorporation with the Michigan Department of Commerce increased the number of authorized shares of capital stock from 255 million shares to 320 million shares, consisting of 250 million shares of CMS Energy Common Stock, par value $.01 per share, 60 million shares of Class G Common Stock, no par value, and 10 million shares of Preferred Stock, par value $.01 per share.

CMS Energy filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities encompassing Common Stock, Preferred Stock of CMS Energy or of a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy.
CMS Energy continually evaluates the capital markets and may offer such securities from time to time, at terms to be determined at or prior to the time of the sale. In the third quarter 1995, CMS Energy received net proceeds of approximately $123 million from the issuance of 7.52 million shares of Class G Common Stock at a price to the public of $17.75 per share, initially representing 23.50 percent of the common stockholder's equity value attributed to the Consumers Gas Group. All of the proceeds will fund the capital programs and be used for general corporate purposes of CMS Energy. Initially, such proceeds were used to repay a portion of CMS Energy's indebtedness under the Credit Facility, none of which is attributable to the Consumers Gas Group. The issuance of additional shares, during 1995, increased the common stockholder's equity value attributable to the Consumers Gas Group represented by the outstanding shares of Class G Common Stock, to 23.73 percent as of December 31, 1995.

Other: Under its most restrictive borrowing arrangement at December 31, 1995, none of CMS Energy's net income was restricted for payment of common dividends.

Consumers

Capital Stock: During 1995, the MPSC issued an order authorizing Consumers to issue and sell up to $300 million of intermediate and/or long-term debt and $100 million of preferred stock or subordinate debentures. In January 1996, 4 million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through a business trust wholly owned by Consumers. The trust was formed for the sole purpose of issuing preferred securities and the only asset of the trust is $103 million of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers. The obligations of Consumers with respect to the preferred securities under the notes that mature in 2015, the indenture under which the notes will be issued, Consumers' guarantee of the preferred securities and the Declaration of Trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Preferred Securities. Net proceeds from the sale totaled $96 million.

Other: Under the provisions of its Articles at December 31, 1995, Consumers had $197 million of unrestricted retained earnings available to pay common dividends.

CMS NOMECO

In February 1995, CMS Energy acquired Walter, a Houston-based independent oil company, for approximately $49 million, consisting of approximately $27 million of CMS Energy Common Stock and $22 million in cash and assumed debt. Walter was merged with a wholly owned subsidiary of CMS NOMECO.

In August 1995, CMS Energy acquired 100 percent of the common stock of Terra, a gas exploration company, located in Traverse City, Michigan for approximately $63 million. Terra has become a wholly owned subsidiary of CMS NOMECO.

In October 1995, CMS NOMECO filed a registration statement with the SEC for an initial public offering of not more than 20 percent of CMS NOMECO common stock. CMS Energy will continue to evaluate market conditions for a possible future offering of CMS NOMECO common stock.


9:   Earnings Per Share and Dividends

Earnings per share attributable to Common Stock, for the year ended December 31, 1995 reflect the performance of the Consumers Gas Group since initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock participates in earnings and dividends from the issue date. The allocation of earnings (loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings (loss) attributable to outstanding Class G Common Stock are equal to Consumers Gas Group net income (loss) multiplied by a fraction, the numerator is the weighted average number of Outstanding Shares during the period and the denominator represents the weighted average number of Outstanding Shares and Retained Interest Shares during the period. The earnings attributable to Class G Common Stock on a per share basis, for the year ended December 31, 1995, are based on 23.45 percent of the income of the Consumers Gas Group since the initial issuance.

Earnings per share for Class G Common Stock are omitted from the statements of income for the years ended December 31, 1994 and 1993, since the Class G Common Stock was not part of the equity structure of CMS Energy. For purpose of analysis, following are pro forma data for the years ended December 31, 1995 and 1994 which give effect to the issuance and sale of 7.52 million shares of Class G Common Stock (representing
23.50 percent of the equity attributable to the Consumers Gas Group) on January 1, 1994.

                           In Millions, Except Per Share Amounts
                                             Pro Forma Pro Forma
Years Ended December 31,                          1995      1994
------------------------                         -----     -----

Net Income                                       $ 204     $ 179

Net Income attributable to CMS Energy
 Common Stock                                    $ 189     $ 167

Net Income attributable to outstanding
 Class G Common Stock                            $  15     $  12

Average shares outstanding:
  CMS Energy Common Stock                       88.810    85.888
  Class G Common Stock                           7.536     7.520

Earnings per share attributable to
 CMS Energy Common Stock                         $2.14     $1.94

Earnings per share attributable to
 outstanding Class G Common Stock                $1.93     $1.66

Holders of Class G Common Stock have no direct rights in the equity or assets of the Consumers Gas Group, but rather have rights in the equity and assets of CMS Energy as a whole. In the sole discretion of the Board of Directors, dividends may be paid exclusively to the holders of Class G Common Stock, exclusively to the holders of CMS Energy Common Stock, or to the holders of both classes in equal or unequal amounts. The Board of Directors has stated its intention to declare and pay dividends on the CMS Energy Common Stock based primarily on the earnings and financial condition of CMS Energy. Dividends on the Class G Common Stock are paid at the discretion of the Board of Directors based primarily upon the earnings and financial condition of the Consumers Gas Group, and to a lesser extent, CMS Energy as a whole. It is the Board of Directors' current intention that the declaration or payment of dividends with respect to the Class G Common Stock will not be reduced, suspended or eliminated as a result of factors arising out of or relating to the electric utility business or the international businesses of CMS Energy unless such factors also require, in the Board of Directors' sole discretion, the omission of the declaration or reduction in payment of dividends on both the CMS Energy Common Stock and the Class G Common Stock.

The Board of Directors declared a dividend on CMS Energy Common Stock of $.21 per share for the first and second quarters and $.24 per share for the third and fourth quarters of 1995. A dividend on Class G Common Stock of $.28 per share was declared by the Board of Directors for the third and fourth quarters of 1995.


10:   Financial Instruments

The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term investments in financial instruments approximate fair value.

The carrying amount of long-term debt was $2.9 billion and $2.7 billion at December 31, 1995 and 1994, respectively, and the fair value was $3.0 billion and $2.6 billion on those dates. Although the current fair value of the long-term debt may differ from the current carrying amount, settlement of the reported debt is generally not expected until maturity.

The fair values of CMS Energy's off-balance-sheet financial instruments are based on the amounts estimated to terminate or settle the instruments. At December 31, 1995, the fair value of CMS Energy's interest rate swap agreements was $16 million, representing the amount that CMS Energy would pay to terminate the agreements. At December 31, 1994, CMS Energy would have received $5 million to terminate the agreements. Guarantees and letters of credit were $148 million and $123 million at December 31, 1995 and 1994, respectively.

In 1994, CMS Energy adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which did not materially impact
CMS Energy's financial position or results of operations.


11:   Executive Incentive Compensation

Under CMS Energy's Performance Incentive Stock Plan, restricted shares of common stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. During 1995, shareholders approved amendments to the CMS Energy Performance Incentive Stock Plan. The amendments authorized awards under the plan consisting of any class of common stock of CMS Energy and established performance based business criteria for certain plan awards. The amendments also increased the number of shares reserved for award to not more than 3 percent of each class of CMS Energy common stock outstanding on January 1 each year, less the number of shares of restricted common stock awarded and of common stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures are subject to award under the plan. At December 31, 1995, awards of up to 1,174,388 shares of CMS Energy Common Stock and 211,634 shares of Class G Common Stock may be issued.

Restricted shares of common stock are outstanding shares with full voting and dividend rights. Shares of restricted common stock cannot be distributed until they are vested and the performance objectives are met. Further, the restricted stock is subject to forfeiture if employment terminates before vesting. If key employees exceed performance objectives, the plan will allow additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1995, 475,447 shares of the 517,447 restricted shares outstanding are subject to performance objectives.

Consumers' Executive Stock Option and Stock Appreciation Rights Plan, an earlier plan approved by shareholders, expired in September 1995.

Under both plans, for stock options and stock appreciation rights, the exercise price on each grant date equaled the closing market price on the grant date. Options are exercisable upon grant and expire up to 10 years and one month from date of grant. The status of the restricted stock granted under the Performance Incentive Stock Plan and options granted under both plans follows.

                                  Restricted
                                       Stock             Options
                                ------------        ----------------
                                      Number      Number          Price
CMS Energy Common Stock            of Shares   of Shares      per Share
-----------------------           ----------  ----------      ---------
Outstanding at January 1, 1993       323,266   1,435,091      $7.13 - $34.25
  Granted                            132,000     249,000     $25.13 - $26.25
  Exercised or Issued                (54,938)   (152,125)    $ 7.13 - $21.13
  Canceled                           (84,141)    (33,000)    $20.50 - $33.88
                                     -------     -------      --------------

Outstanding at December 31, 1993     316,187   1,498,966     $ 7.13 - $34.25
  Granted                            133,500     273,000     $21.25 - $22.38
  Exercised or Issued                (39,361)   (158,300)     $7.13 - $22.00
  Canceled                           (79,970)   (123,000)    $26.25 - $33.88
                                     -------     -------      --------------

Outstanding at December 31, 1994     330,356   1,490,666     $ 7.13 - $34.25
  Granted                            253,337     304,000     $23.25 - $34.25
  Exercised or Issued                (43,939)   (147,666)     $7.13 - $22.00
  Canceled                           (22,307)    (55,000)    $20.50 - $34.25
                                     -------     -------      --------------

Outstanding at December 31, 1995     517,447   1,592,000     $13.00 - $34.25
                                     =======  ==========      ==============
During 1995, 6,924 restricted shares and 10,000 options of Class G Common Stock were granted at a price of $17.88.


12:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions: CMS Energy and its subsidiaries adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 19). CMS Energy's international subsidiaries expensed their accumulated transition obligation liability. The amount of such transition obligation is not material to the presentation of the consolidated financial statements or significant to CMS Energy's total transition obligation. Both the MPSC and FERC have generally allowed recovery of SFAS 106 costs. In May 1994, the MPSC authorized recovery of the electric utility portion of these costs over 18 years. During 1995, the FERC granted Consumers a waiver of a three-year filing requirement for cost recovery with respect to its wholesale electric business, which at December 31, 1995, had recorded a regulatory asset and liability of $7 million. In early 1996, the MPSC approved recovery of the gas utility portion of these costs over 16 years.
CMS Energy funds the benefits using external Voluntary Employee Beneficiary Associations, a legal entity, established under guidelines of the Internal Revenue Code, through which the company can provide certain benefits for its employees or retirees. Funding of the health care benefits coincides with Consumers' recovery in rates. A portion of the life insurance benefits have previously been funded.

Retiree health care costs at December 31, 1995, are based on the assumption that costs would increase 9.5 percent in 1996, then decrease gradually to 6 percent in 2004 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a 1 percentage point increase in each year's estimated health care cost assumption would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $80 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1995 by $9 million.

Years Ended December 31                 1995      1994      1993
-----------------------                -----     -----     -----

Weighted average discount rate         7.50%     8.00%     7.25%
Expected long-term rate of return
on plan assets                         7.00%     7.00%     8.50%

Net postretirement benefit costs for the health care benefits and life insurance benefits consisted of:
                                                     In Millions
Years Ended December 31                 1995      1994      1993
-----------------------                 ----      ----      ----
Service cost                            $ 11      $ 13      $ 13
Interest cost                             40        41        38
Actual return on assets                   (4)        -         -
Net amortization and deferral              1         -         -
                                        ----      ----      ----

Net postretirement benefit costs        $ 48      $ 54      $ 51
                                        ====      ====      ====

The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31 as follows:

                                                     In Millions
                                                  1995      1994
                                                  ----      ----
Actuarial present value of estimated benefits
  Retirees                                      $  331    $  338
  Eligible for retirement                           46        44
  Active (upon retirement)                         200       170
                                                ------    ------
Accumulated postretirement benefit obligation      577       552
Plan assets (primarily stocks, bonds and money
market investments) at fair value                   78        36
                                                ------    ------
Accumulated postretirement benefit obligation
in excess of plan assets                          (499)     (516)
Unrecognized net loss from experience
different than assumed                               1         4
                                                ------    ------
Recorded liability                              $ (498)   $ (512)
                                                ======    ======

CMS Energy's postretirement health care plan is partially funded; the accumulated postretirement benefit obligation for that plan is $562 million and $536 million at December 31, 1995 and 1994, respectively.

SERP: Certain management employees qualify to participate in the SERP. SERP benefits, which are based on an employee's years of service and earnings as defined in the SERP, are paid from a trust established and funded in 1988. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1995 and 1994, trust assets at cost (which approximates market) were $28 million and $19 million, respectively, and were classified as other non-current assets.

Defined Benefit Pension Plan: A trusteed, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan was fully funded, no contributions were made in 1993 and 1994. A contribution of $9 million was made in 1995.

Years Ended December 31                 1995      1994      1993
-----------------------                -----     -----     -----
Discount rate                          7.50%     8.00%     7.25%
Rate of compensation increase          4.50%     4.50%     4.50%
Expected long-term rate
of return on assets                    9.25%     9.25%     8.75%

Net Pension Plan and SERP costs consisted of:

                                                     In Millions
Years Ended December 31                 1995      1994      1993
-----------------------                -----     -----     -----

Service cost                          $  23      $  24     $  19
Interest cost                            56         51        50
Actual return on plan assets           (168)        21       (92)
Net amortization and deferral           103        (85)       34
                                      ------    ------    ------
Net periodic pension cost             $  14      $  11     $  11
                                      ======    ======    ======

The funded status of the Pension Plan and SERP reconciled to the pension liability recorded at December 31 was:

                                                               In Millions
                                          Pension Plan            SERP
                                         1995     1994      1995      1994
---------------------------------------------------------------------------
Actuarial present value of
estimated benefits
  Vested                                 $496     $421      $ 20      $ 17
  Non-vested                               74       61         1         -
                                         ----     ----      ----      ----
Accumulated benefit obligation            570      482        21        17
Provision for future
pay increases                             183      154        13        11
                                         ----     ----      ----      ----
Projected benefit obligation              753      636        34        28
Plan assets (primarily stocks and bonds,
  including $104 in 1995 and $79 in 1994
  in common stock of CMS Energy)
at fair value                             779      637         -         -
                                         ----     ----      ----      ----
Projected benefit obligation less than
  (in excess of) plan assets               26        1       (34)      (28)
Unrecognized net (gain) loss from
experience different than assumed         (69)     (35)        7         5
Unrecognized prior service cost            43       40         2         2
Unrecognized net transition
(asset) obligation                        (32)     (39)        -         1
                                        -----    -----     -----     -----
Recorded liability                       $(32)    $(33)     $(25)     $(20)
                                        =====    =====     =====     =====

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.


13:   Leases

CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement is scheduled to expire in November 1997 and provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $65 million as of December 31, 1995. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 1995, were:

                                                             In Millions
                                                     Capital   Operating
                                                      Leases      Leases

1996                                                    $ 55         $ 7
1997                                                      56           7
1998                                                      17           6
1999                                                      14           4
2000                                                      13           3
2001 and thereafter                                       24          18
                                                       -----       -----
Total minimum lease payments                             179         $45
Less imputed interest                                     27       =====
                                                       -----

Present value of net minimum lease payments              152
Less current portion                                      46
                                                       -----
Non-current portion                                     $106
                                                       =====

Consumers recovers these charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts as of December 31, 1995, 1994 and 1993, were $11 million, $10 million and $10 million, respectively.

Capital lease expenses for the years ended December 31, 1995, 1994 and 1993 were $46 million, $43 million and $34 million, respectively.
Included in these amounts for the years ended 1995, 1994 and 1993 are nuclear fuel lease expenses of $25 million, $21 million and $13 million, respectively.


14:   Commitments, Contingencies and Other

Ludington Pumped Storage Plant: Early in 1996, the FERC and MPSC approved the recovery of costs associated with a settlement designed to resolve all legal issues related to fish mortality at Ludington. Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties agreed to the terms of the settlement in 1994. Approval of the settlement requires Consumers to transfer certain land to the State of Michigan and the Great Lakes Fishery Trust, make certain recreational improvements, and incur future annual payments of approximately $1 million (over 24 years) to improve fishery resources. The settlement resolves two lawsuits filed by the Attorney General in 1986 and 1987 on behalf of the State of Michigan.

Environmental Matters: Consumers is a so-called "Potentially Responsible Party" at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At December 31, 1995, Consumers has accrued a liability for its estimated losses.

The Michigan Natural Resources and Environmental Protection Act (formerly the Michigan Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Three of the four plans submitted by Consumers have been approved by the DNR or the Michigan Department of Environmental Quality (a new department succeeding to some of the former jurisdiction of the DNR). The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1995 costs. At December 31, 1995, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and legal and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. In early 1996, the MPSC issued an order in this case which authorized Consumers to defer costs and amortize them over 10 years. The amount of authorized annual recovery totaled $1 million. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Final acid rain program nitrogen oxide regulations specifying the limits applicable to the other coal-fired units are expected to be issued in 1996. Management believes that Consumers' annual operating costs will not be materially affected.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $856 million for 1996, $775 million for 1997 and $750 million for 1998.

Commitments for Coal and Gas Supplies: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1997 to 2004. Consumers contracts for approximately 60 - 70 percent of its annual coal requirements which in 1995 totaled $233 million (72 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

Consumers has entered into gas supply contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1996 to 2003. In 1995, Consumers' gas requirements totaled $694 million (80 percent was under long-term contracts). In the future, Consumers expects that approximately 35 percent of its annual gas requirements will be under long-term contracts. Consumers supplements its long-term contracts with spot-market purchases to fulfill its gas needs.

Other: As of December 31, 1995, CMS Energy and Enterprises have guaranteed up to $62 million in contingent obligations of unconsolidated affiliates of Enterprises' subsidiaries.

CMS NOMECO periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. These arrangements limit potential gains/losses from any future decrease/increase in the spot prices. As of December 31, 1994, CMS NOMECO was party to gas price collar contracts on 7.3 bcf of gas for the delivery months of January through December 1995 at prices ranging from $2.05 to $2.35 per MMBtu. As of December 31, 1995, CMS NOMECO also has contracts on 7.4 bcf of gas for the delivery months of January through May 1996 at prices ranging from $1.89 to $2.18 per MMBtu. These hedging arrangements are accounted for as hedges; accordingly, any changes in market value and gains or losses from settlements are deferred and recognized at such time as the hedged transaction is completed. As of December 31, 1994 and December 31, 1995, the fair values of these hedge arrangements were not materially different than the book value.

CMS NOMECO also has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas for the years 2001 - 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed, escalated price starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 MMBtu. If the "floating price," essentially the then current Gulf Coast spot price, for a period is higher than the "fixed price," the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $2 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $2 million and up to $10 million. At December 31, 1995, a letter of credit was not required.

Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At December 31, 1995, Consumers had 30 separate stray voltage lawsuits awaiting trial court action, down from 83 lawsuits at December 31, 1994.

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


15:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks. As of December 31, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In 1996, Consumers plans to unload and replace one of the loaded casks.
In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although the cask continues to safely store spent fuel and there is no requirement for its replacement, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. Certain parties, including the Attorney General, have petitioned the NRC to suspend Consumers' general license to store spent fuel, claiming that Consumers' cask unloading procedure does not satisfy NRC regulations. The NRC staff is reviewing the petitions.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers has been storing low-level waste at its nuclear plant sites. Consumers began shipping its low-level waste to a site in South Carolina during 1995 and plans to have all its currently stored low-level waste removed from the plant sites by the end of 1996.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs for the major portion of prolonged accidental outages for 12 months after a 21 week exclusion with reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of: $30 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

Under its NML and NEIL policies, Consumers may be entitled to cash distributions following the discontinued operation of its nuclear facilities. The amount of any distribution would be determined by NML and NEIL and would be based, in part, on their overall underwriting experience.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict whether the studies being conducted as part of the development plans will support a future decision to anneal.


16:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                 In Millions
December 31                                     1995    1994
-----------                                    -----   -----
Net investment
  Ludington - 51%                               $116    $119
  Campbell Unit 3 - 93.3%                        332     337
  Transmission lines - various                    33      31

Accumulated depreciation
  Ludington                                     $ 81    $ 76
  Campbell Unit 3                                238     224
  Transmission lines                              14      11


17:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the years ended December 31 were:

                                                             In Millions
                                                1995    1994        1993
                                               -----   -----       -----
Cash transactions
  Interest paid (net of amounts capitalized)    $207    $162        $193
  Income taxes paid (net of refunds)              34      36          32

Non-cash transactions
  Nuclear fuel placed under capital lease       $ 26    $ 21        $ 28
  Other assets placed under capital leases         5      15          30
  Common Stock issued to acquire companies        90       -           -
  Assumption of debt                              20       -           -
  Capital leases refinanced                       21       -          42

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows at December 31 are described below:

                                                             In Millions
                                                1995    1994        1993
                                               -----   -----       -----

Sale of receivables, net                        $ 20    $(10)       $ 60
Accounts receivable                              (80)    (15)         22
Accrued revenue                                  (24)     20         (48)
Inventories                                       43      (4)        (32)
Accounts payable                                 112      26         (31)
Accrued refunds                                   (3)     (3)        (49)
Other current assets and liabilities, net         30       4          (4)
Non-current deferred amounts, net                 (9)     (6)         (6)
                                               -----   -----       -----
                                                $ 89    $ 12        $(88)
                                               =====   =====       =====

18:   Reportable Segments

CMS Energy operates principally in the following five business segments: electric utility, gas utility, oil and gas exploration and production, independent power production, and natural gas transmission, storage and marketing.

The Consolidated Statements of Income show operating revenue and pretax operating income by business segment. Other segment information follows:

                                                             In Millions
Years Ended December 31                         1995    1994        1993
-----------------------                        -----   -----       -----
Depreciation, depletion and amortization
   Electric utility                          $   272 $   257     $   241
   Gas utility                                    83      76          73
   Oil and gas exploration and production         52      41          45
   Independent power production                    4       2           2
   Natural gas transmission, storage
     and marketing                                 3       2           1
   Other                                           2       1           2
                                             ------- -------     -------
                                             $   416 $   379     $   364
                                             ======= =======     =======

Identifiable assets
   Electric utility (a)                       $4,522  $4,364      $4,100
   Gas utility (a)                             1,690   1,673       1,628
   Oil and gas exploration and production        660     469         398
   Independent power production                  840     536         488
   Natural gas transmission, storage
     and marketing                               303     109          75
   Other                                         128     227         275
                                             ------- -------     -------
                                              $8,143  $7,378      $6,964
                                             ======= =======     =======

Capital expenditures (b)
   Electric utility                           $  328  $  358      $  403
   Gas utility                                   126     134         158
   Oil and gas exploration and production (c)    168     115          83
   Independent power production                  239      29         110
   Natural gas transmission, storage
     and marketing                               178      31          14
   Other                                          14       5           -
                                              ------  ------      ------
                                              $1,053  $  672      $  768
                                              ======  ======      ======

(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(b) Includes capital leases for nuclear fuel and other assets and electric DSM costs (see Statement of Cash Flows). Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(c)  Includes common stock issued for acquisitions.

19:   Effects of the Ratemaking Process

The following regulatory assets (liabilities) which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process.

                                                             In Millions
December 31                                             1995        1994
------------                                           -----       -----
Postretirement benefits (Note 12)                     $  487      $  503
Income taxes (Note 5)                                    176         189
Abandoned Midland project                                131         147
DSM - deferred costs (Note 4)                             68          71
Trunkline settlement                                      55          85
Manufactured gas plant sites (Note 14)                    47          47
Power purchase contracts (Note 3)                         44          30
Uranium enrichment facility                               25          25
Other                                                     22          31
                                                      ------      ------

Total regulatory assets                               $1,055      $1,128
                                                      ======      ======

Income taxes (Note 5)                                 $ (220)     $ (205)
DSM - deferred revenue                                   (25)        (21)
Other                                                     (1)          -
                                                      ------      ------

Total regulatory liabilities                          $ (246)     $ (226)
                                                      ======      ======

At December 31, 1995, approximately $778 million of Consumers' regulatory assets are being recovered through rates being charged to customers over periods of up to 17 years. Consumers anticipates MPSC approval for recovery of the remaining amounts.


20:   Summarized Financial Information of Significant Related Energy
                                            Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1995 obligation to purchase electric capacity from the MCV Partnership was approximately 16 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:

Statements of Income
                                                 In Millions
Years Ended December 31               1995      1994   1993
-----------------------              -----     -----   -----

Operating revenue (a)               $  618     $ 579   $ 548
Operating expenses                     386       378     362
                                    ------    ------  ------

Operating income                       232       201     186
Other expense, net                     171       183     189
                                    ------    ------  ------
Net income (loss)                   $   61     $  18   $  (3)
                                    ======    ======  ======
Balance Sheets
                                                 In Millions
December 31                                     1995    1994
------------                                    ----    ----

Assets
  Current assets (b)                         $   263 $   206
  Property, plant and equipment, net           1,948   2,012
  Other assets                                   156     154
                                              ------  ------
                                              $2,367  $2,372
                                              ======  ======

Liabilities and Partners' Equity
  Current liabilities                        $   225 $   218
  Long-term debt and other non-current
    liabilities (c)                            2,008   2,081
  Partners' equity (d)                           134      73
                                              ------  ------
                                              $2,367  $2,372
                                              ======  ======

(a) Revenue from Consumers totaled $571 million, $534 million and $505 million for 1995, 1994 and 1993, respectively.

(b) At December 31, 1995 and 1994, $48 million was receivable from
Consumers.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 1995 and 1994, lease obligations of $1.6 billion and $1.7 billion, respectively, were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1995 lease payments was $66 million and $23 million, respectively, and for the 1994 lease payments was $68 million and $14 million, respectively. The lease payments service $1.1 billion and $1.2 billion in non-recourse debt outstanding as of December 31, 1995 and 1994, respectively, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1995 and 1994, the owner-trust made debt payments (including interest) of $192 million and $175 million, respectively.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership.

                            ARTHUR ANDERSEN LLP


                 Report of Independent Public Accountants





To CMS Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP

Detroit, Michigan,
   January 26, 1996.


Quarterly Financial and Common Stock Information                                     CMS Energy Corporation


                                                                                               In Millions,
                                                                                   Except Per Share Amounts

                                       1995 (Unaudited)                          1994 (Unaudited)

Quarters Ended             March 31   June 30  Sept. 30   Dec. 31    March 31   June 30  Sept. 30   Dec. 31

Operating revenue            $1,117      $835      $869    $1,069      $1,140      $795      $766      $913

Pretax operating income        $206      $124      $149      $124        $175      $108      $125       $95

Net income                      $86       $33       $47       $38         $78       $30       $40       $31

Earnings (loss) per average
 common share:
   CMS Energy                  $.99      $.37      $.54      $.37        $.92      $.35      $.46      $.36
   Class G                        -         -     $(.17)     $.55           -         -         -         -

Dividends declared per
 common share:
   CMS Energy                  $.21      $.21      $.24      $.24        $.18      $.18      $.21      $.21
   Class G                        -         -      $.28      $.28           -         -         -         -

Common stock prices (a)
  CMS Energy:
    High                    $24-3/4   $25-3/8   $26-3/8       $30         $25   $22-7/8   $23-3/8   $23-1/4
    Low                     $22-5/8   $22-1/2   $23-3/8       $26     $21-1/8   $19-5/8   $20-5/8   $20-7/8
  Class G:
    High                          -         -   $18-3/4   $18-7/8           -         -         -         -
    Low                           -         -   $16-1/8   $17-5/8           -         -         -         -


(a)  Based on New York Stock Exchange - Composite transactions.


                          Consumers Power Company


                         1995 Financial Statements

                   (This page intentionally left blank)

Selected Financial Information                                                      Consumers Power Company


                                                        1995        1994       1993        1992       1991
Operating revenue (in millions)              ($)       3,511       3,356      3,243       2,978      2,908

Net income (loss) (in millions) (a)          ($)         255         226        198        (244)      (249)

Net income (loss) after dividends
 on preferred stock (in millions)            ($)         227         202        187        (255)      (260)

Cash from operations (in millions)           ($)         642         598        403         470        347

Capital expenditures, excluding capital
 lease additions and DSM (in millions)       ($)         414         447        451         411        279

Total assets (in millions)                   ($)       6,954       6,809      6,551       6,596      5,986

Long-term debt, excluding current
 maturities (in millions)                    ($)       1,922       1,953      1,839       2,079      1,846

Non-current portion of capital
 leases (in millions)                        ($)         104         108        106          88         57

Total preferred stock (in millions)          ($)         356         356        163         163        163

Number of preferred shareholders
 at year-end                                          10,084      10,599      7,037       7,376      7,616

Book value per common share at
 year-end                                    ($)       19.00       16.96      15.28       14.64      17.67

Return on average common equity              (%)        15.0        14.9       14.8       (18.8)     (16.2)

Return on assets                             (%)         5.3         4.9        4.7        (0.2)      (0.6)

Number of full-time equivalent
 employees at year-end
   Consumers                                           9,262       9,409      9,495       9,459      8,861
   Michigan Gas Storage                                   70          73         72          72         72

Electric statistics

  Sales (millions of kWh)                             35,506      34,462     32,764      31,601     31,813

  Customers (in thousands)                             1,570       1,547      1,526       1,506      1,492

  Average sales rate per kWh               cents        6.36        6.29       6.28        5.82       5.73

Gas statistics

  Sales and transportation
   deliveries (bcf)                                      404         409        411         384        362

  Customers (in thousands) (b)                         1,475       1,448      1,423       1,402      1,382

  Average sales rate per mcf                 ($)        4.42        4.48       4.46        4.55       4.58

(a)  Amount in 1991 included an extraordinary loss of $14 million, after tax.
(b)  Excludes off-system transportation customers.





                          Consumers Power Company
                   Management's Discussion and Analysis


Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


Consolidated Earnings

Consolidated net income after dividends on preferred stock totaled $227 million in 1995, compared to net income of $202 million and $187 million in 1994 and 1993, respectively. The improved net income for 1995 reflects increased electric sales and gas deliveries, increased electric revenue as a result of the May 1994 rate increase, reversal of losses previously recorded for gas contingencies (see Note 4), and improved operating results from Consumers' interest in the MCV Facility. For further information, see the Electric and Gas Utility Results of Operations sections. The increased 1994 net income over the 1993 period reflects a significant increase in electric sales, the impact of the 1994 electric rate increase, recognition of incentive revenue related to DSM programs, and the favorable resolution of a previously recorded gas cost contingency.


Cash Position, Financing and Investing

Cash from operations is derived from the sale and transportation of natural gas and the generation, transmission, and sale of electricity. Cash from operations during 1995 increased $44 million from the 1994 level primarily from higher sales of electricity and gas, lower gas inventories and timing of cash payments related to its operations partially offset by higher power purchases from the MCV Partnership. Consumers primarily uses this operating cash to maintain its electric and gas systems and retire portions of its long-term debt and pay dividends.

Financing Activities: Net cash used in financing activities in 1995 increased $76 million from 1994, reflecting no new stock or debt issuances during 1995. This change also reflects a $100 million equity investment from CMS Energy during 1994. During 1995, Consumers declared $70 million in common stock dividends. This represents a decrease from 1994 as Consumers temporarily suspended its common dividends in lieu of CMS Energy making a direct equity infusion of cash into Consumers. In 1996, Consumers plans to resume common stock dividend payments to CMS Energy. Dividends on preferred stock increased to $28 million in 1995, reflecting the issuance of additional preferred stock in 1994.

Investing Activities: Net cash used in investing activities in 1995 decreased $9 million from 1994, primarily reflecting decreased capital expenditures. Capital expenditures, including assets placed under capital lease (see Note 15) and deferred DSM costs, totaled $454 million in 1995 as compared to $492 million in 1994 and $561 million in 1993. These amounts primarily represent capital investments in Consumers' electric and gas utility business units.

Financing and Investing Outlook: Consumers estimates that capital expenditures, including new lease commitments, related to its electric and gas utility operations will total approximately $1.2 billion over the next three years.

                                                           In Millions
Years Ended December 31                       1996      1997      1998
                                             -----     -----     -----
Consumers
  Construction                                $389      $368      $340
  Nuclear fuel lease                            34         5        41
  Capital leases other than nuclear fuel        10        19        16
Michigan Gas Storage                             2         3         3
                                             -----     -----     -----
                                              $435      $395      $400
                                             =====     =====     =====

Consumers is required to redeem or retire $726 million of long-term debt over the three-year period ending December 1998. Cash provided by operating activities is expected to satisfy a substantial portion of these capital expenditures and debt retirements. Additionally, Consumers will continue to evaluate the capital markets as a source of financing its investing activities and required debt retirements.

Consumers has several available, unsecured, committed lines of credit totaling $145 million and a $425 million working capital facility. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At December 31, 1995 and 1994, receivables sold totaled $295 million and $275 million, respectively.

At December 31, 1995, Consumers' capital structure consisted of approximately 36 percent common equity, 8 percent preferred stock, and 56 percent long- and short-term debt (including capital leases and notes payable). Consumers is continuing its efforts to improve the percentages of common and preferred equity on its balance sheet. In January 1996, Consumers issued and sold, through a business trust, 4 million shares of Trust Originated Preferred Securities with net proceeds totaling $96 million (see Note 7). Consumers also expects to improve the equity portion of its capital structure through accumulated earnings and controlled capital expenditures.


Electric Utility Results of Operations

Electric Pretax Operating Income: During 1995, electric pretax operating income increased $30 million compared to 1994, reflecting significantly higher electric kWh sales (see Electric Sales section) and the impact of the May 1994 electric rate increase, which included the recovery of higher postretirement benefit costs. The increase was partially offset by higher depreciation, general taxes, and electric operation expenses during 1995, which included $9 million of additional postretirement benefit costs, along with the impact of $11 million of DSM incentive revenue during 1994.

The 1994 increase of $46 million over the 1993 level reflects increased electric sales, partially offset by higher depreciation and electric operation expenses. Other factors contributing to the 1994 increase were the impact of the May 1994 electric rate increase and the recognition of 1994 DSM incentive revenue.

                                                           In Millions
                                     Impact on Pretax Operating Income
                                         Change Compared to Prior Year

                                         1995/1994           1994/1993
                                         ---------           ---------
Sales                                          $59                $ 33
Rate increase and other regulatory issues        9                  38
O&M, general taxes and depreciation            (38)                (25)
                                             -----               -----
    Total change                               $30                 $46
                                             =====               =====

Electric Sales: Total electric sales in 1995 were a record 35.5 billion kWh, a 3.0 percent increase from the 1994 level as a result of economic growth and warmer summer temperatures. The increase in total electric sales included a 4.2 percent increase in sales to Consumers' ultimate customers, with fairly consistent increases in the residential, commercial, and industrial sectors. The increase was partially offset by a decrease in certain sales to other utilities.

Total electric sales in 1994 were 34.5 billion kWh, a 5.2 percent increase from the 1993 level, which included a 4.2 percent increase in system sales to Consumers' ultimate customers.

Power Costs: Power costs for 1995 totaled $970 million, a $20 million increase from the corresponding 1994 period, primarily reflecting increased purchased power costs due to higher sales levels. Power costs for 1994 totaled $950 million, a $42 million increase as compared to 1993 which reflects increased kWh production at Consumers' generating plants and greater power purchases from outside sources to meet increased sales demand.

Operating Expenses: Electric operation and maintenance expense for 1995 compared to 1994 increased $13 million, which included $9 million of additional postretirement benefit costs and increased expenditures to improve electric system reliability. Electric depreciation for 1995 compared to 1994 increased $15 million, reflecting additional property and equipment. Electric general taxes increased $11 million in 1995 compared to 1994, reflecting millage rate increases and additional capital investments in property and equipment.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership increased 108 MW in 1995 to 1,240 MW. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $90 million, $61 million and $59 million in 1995, 1994 and 1993, respectively. Estimated future after-tax cash underrecoveries, and possible losses for 1996 and the next four years are shown in the table below.

                                               After-tax, In Millions
                                     1996   1997   1998   1999   2000
                                     ----   ----   ----   ----   ----
Estimated cash underrecoveries        $56    $55    $ 8    $ 9    $ 7

Possible additional underrecoveries
 and losses (a)                        20     22     72     72     74

(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including cost recovery for the 325 MW of MCV Facility capacity above the MPSC's currently authorized level. For further information regarding the settlement, see Note 4.

In 1994 and 1995, Consumers terminated power purchase agreements with the developers of a proposed 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. To replace this capacity, 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers would be used. For further information, see Note 3.

Electric Rate Proceedings: Consumers filed a request with the MPSC in late 1994 to increase its retail electric rates. In early 1996, the MPSC granted Consumers authority to increase its annual electric retail rates by $46 million. This partial final order did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be addressed in connection with its consideration of the proposed settlement agreement discussed below.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues. One of these issues, Consumers' electric rate case, was addressed, in part, by the order discussed above. If fully adopted, the settlement agreement would resolve Consumers' depreciation and special competitive service cases (discussed below) and cost recovery of 325 MW of uncommitted MCV Facility capacity. Consumers expects a final order in the spring of 1996. For more information regarding the electric rate order and the settlement, see Note 4.

In 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects of the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. The MPSC staff's filing in this case did not support Consumers' requested increase in depreciation expense, but instead proposed a decrease of $24 million. The MPSC staff also did not support the reallocation of plant investment as proposed by Consumers but suggested several alternatives which could partially address this issue. In September 1995, the ALJ issued a proposal for decision that essentially supported the MPSC staff's position regarding depreciation expense and recommended that the MPSC reject both Consumers' and the MPSC staff's positions regarding the reallocation of Consumers' depreciation reserve and plant investment. This case is currently part of the proposed settlement discussed above.

Special Rates:   Consumers currently has a request before the MPSC that,
if approved, would allow Consumers a certain level of rate-pricing flexibility to respond to customers' alternative energy options. This request has been consolidated into the settlement proceeding discussed above.

Electric Conservation Efforts: In June 1995, the MPSC issued an order that authorized Consumers to discontinue future DSM program expenditures and cease all new programs. For further information, see Note 4.

Electric Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its electric utility operations of $311 million for 1996, $285 million for 1997 and $295 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

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

The Michigan Natural Resources and Environmental Protection Act (formerly the Michigan Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that Consumers' liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations. For further information regarding electric environmental matters, see Note 12.


Electric Outlook

Competition: Consumers currently expects approximately 2 percent average annual growth in electric system sales over the next five years.

Consumers continues to be affected by the developing competitive market for electricity. The primary sources of competition include: the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities which would displace retail service by Consumers to an entire community; and competition from neighboring utilities which offer flexible rate arrangements designed to encourage movement to their respective service areas. Consumers continues to work toward retaining its current retail service customers.

In an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for competitively discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995.

As part of an order issued in early 1996, the MPSC significantly reduced the rate subsidization of residential customers by industrial and large commercial customers. In addition to offering electric rates that are competitive with other energy providers, Consumers is pursuing other strategies to retain its "at-risk" customers. These strategies include: minimizing outages for each customer, promptly responding to customer inquiries, and providing consulting services to help customers use energy efficiently.

In 1994, the MPSC approved a framework for a five-year experimental retail wheeling program for Consumers and Detroit Edison. Under the experiment, up to 60 MW of Consumers' additional load requirements could be met by retail wheeling. The program becomes effective upon Consumers' next solicitation for capacity. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. Consumers, ABATE and The Dow Chemical Company filed claims of appeal of the MPSC's retail wheeling orders. The Court of Appeals subsequently consolidated these appeals with those previously filed by Detroit Edison and the Attorney General. Consumers does not expect this short-term experiment to have a material impact on its financial position, liquidity or results of operations.

In March 1995, the FERC issued a NOPR and a supplemental NOPR that propose changes in the wholesale electric industry. Among the most significant proposals is a requirement that utilities provide open access to the domestic interstate transmission grid. The FERC's final rules are expected to be announced in the spring of 1996. Consumers is unable to predict the terms of these rules. However, management believes that Consumers is well-positioned to conform to open access as it has been voluntarily providing this transmission service since 1992.

The Governor of the State of Michigan has proposed that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry and recommend appropriate revisions. At this time, no proceedings have been initiated at the MPSC on this matter and no new legislation has been introduced.

Changes in the competitive environment facing regulated utilities may eventually lead to the discontinuance of SFAS 71, which allows the deferral of certain costs and the recording of regulatory assets. Management has evaluated Consumers' current regulatory position and believes it continues to support the recognition of Consumers' $779 million of electric-related regulatory assets. If changes in the industry were to lead to Consumers discontinuing the application of SFAS 71, for all or part of its business, Consumers may be required to write-off the portion of any regulatory asset for which no regulatory assurance of recovery continued to exist. Consumers does not believe that there is any current evidence that supports the write-off of any of its electric-related regulatory assets. For further information regarding SFAS 71 and Consumers' regulatory assets, see Notes 2 and 18.

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

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consequently, Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. In 1996, Consumers plans to unload and replace one of the casks where a minor flaw has been detected. For further information, see Note 13.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers has been storing low-level waste at its nuclear plant sites. Consumers began shipping its low-level waste to a site in South Carolina during 1995 and plans to have all its currently stored low-level waste removed from the plant sites by the end of 1996.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict whether the studies being conducted as a part of the development plans will support a future decision to anneal.

At the SEC staff's request, the FASB is reviewing the accounting for closure and removal costs for long-lived assets, including decommissioning. The current electric utility industry accounting practices of recording the cost of removal as a component of depreciation could be changed. The FASB's tentative decision includes recognition of the cost of closure and removal obligation as a liability based on discounted future cash flows with the offset recorded as part of the cost of the plant asset.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At December 31, 1995, Consumers had 30 separate stray voltage lawsuits awaiting trial court action, down from 83 lawsuits at December 31, 1994. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations.


Gas Utility Results of Operations

Gas Pretax Operating Income: For 1995, gas pretax operating income increased $16 million compared to 1994, reflecting higher gas deliveries (see Gas Deliveries section), and the reversal of losses previously recorded for gas contingencies (see Note 4). Partially offsetting this increase were higher depreciation and gas operation expenses. For 1994, gas pretax operating income decreased $11 million compared to 1993, reflecting slightly lower gas sales and higher depreciation and gas operation and maintenance expenses, partially offset by the favorable resolution of a previously recorded gas cost contingency.

                                                           In Millions
                                     Impact on Pretax Operating Income

                                         Change Compared to Prior Year
                                         1995/1994           1994/1993
                                         ---------           ---------
Sales                                          $12                 $(3)
Regulatory recovery of gas cost                 19                  10
O&M, general taxes and depreciation            (15)                (18)
                                             -----               -----
    Total change                               $16                $(11)
                                             =====               =====

Gas Deliveries: Gas sales in 1995 totaled 254 bcf, a 5.2 percent increase from 1994 levels, and total system deliveries, excluding transport to the MCV Facility, increased 6.5 percent from 1994. On a weather-adjusted basis, total system deliveries increased 4.1 percent, reflecting significant growth. In 1994, total system deliveries, excluding transport to the MCV Facility, were 314 bcf, a slight decrease from 1993 deliveries.

Cost of Gas Sold: The cost of gas sold for 1995 increased $9 million from the 1994 level, as a result of increased deliveries. The increased costs reflect the reversal of a $23 million gas supplier loss contingency.

Operating Expenses: Gas operation and maintenance expense increased $12 million, reflecting an $8 million gas inventory loss. Gas depreciation for 1995 compared to 1994 increased $7 million, reflecting additional capital investment in property and equipment.


Gas Utility Issues

Gas Rates: In December 1994, Consumers filed a request with the MPSC to increase Consumers' annual gas rates. The requested increase totaling $7 million reflected increased expenditures, including those associated with postretirement benefits, and a 12.25 percent return on equity. The MPSC staff recommended a $13 million rate decrease. In November 1995, the ALJ issued a proposal for decision that essentially adopted the MPSC staff's position. In early 1996, the MPSC issued a final order in this case, decreasing Consumers' annual gas rates by $11.7 million. For further information regarding this case, see Note 4.

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

GCR Matters: In October 1995, the MPSC issued an order regarding a $44 million (excluding any interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order supports its position that the producers' theories are without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $124 million for 1996, $110 million for 1997 and $105 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $112 million. These estimates are based on undiscounted 1995 costs. At December 31, 1995, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in December 1994. Consumers believes that remedial action costs are recoverable in rates and is continuing discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 12.


Gas Outlook

Consumers currently anticipates gas deliveries to grow approximately 2 percent per year (excluding transportation to the MCV Facility and off-system deliveries) over the next five years, primarily due to a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. The emerging use of natural gas vehicles also provides Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system.

In 1995, Consumers purchased approximately 80 percent of its required gas supply under long-term contracts, and the balance on the spot market. Consumers estimates that approximately 35 percent of its gas purchases will be under long-term contracts in future years as current contracts expire. Consumers also has transmission contracts totaling approximately 90 percent of its supply requirements. The expiration dates of the transmission contracts range from 1997 to 2004.

In 1995, the Low Income Home Energy Assistance Program provided approximately $71 million in heating assistance to about 400,000 Michigan households, with approximately 18 percent of funds going to Consumers' customers. In late 1995, federal legislative approval provided Michigan residents with approximately $60 million of funding for 1996. Consumers cannot predict what level of funding will be approved for 1997.

In January 1996, the MPSC issued a Notice of legislative-type hearings to be held in 1996, to assess whether it is appropriate to allow all natural gas customers access to gas transportation service. The MPSC notice designated all eight local distribution companies whose rates are regulated by the MPSC as parties to this proceeding.

Under SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its $276 million of regulatory assets (see Note 18) related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.

Other

New Accounting Standard: In 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for 1996. Consumers does not expect the application of this statement to have a material impact on its financial position, liquidity or results of operations. For further information, see Note 2.

Consolidated Statements of Income                                        Consumers Power Company

                                                                                                 In Millions
Years Ended December 31                                                      1995         1994         1993
Operating Revenue   Electric                                               $2,277       $2,189       $2,077
                    Gas                                                     1,195        1,151        1,160
                    Other                                                      39           16            6
                                                                           ---------------------------------
                          Total operating revenue                           3,511        3,356        3,243
                                                                           ---------------------------------
Operating Expenses  Operation
                       Fuel for electric generation                           283          306          293
                       Purchased power - related parties                      491          482          467
                       Purchased and interchange power                        196          162          148
                       Cost of gas sold                                       671          662          678
                       Other                                                  592          562          516
                                                                           ---------------------------------
                          Total operation                                   2,233        2,174        2,102
                    Maintenance                                               183          188          203
                    Depreciation, depletion and amortization                  357          335          316
                    General taxes                                             189          178          187
                                                                           ---------------------------------
                          Total operating expenses                          2,962        2,875        2,808
                                                                           ---------------------------------
Pretax Operating    Electric                                                  362          332          286
Income              Gas                                                       151          135          146
                    Other                                                      36           14            3
                                                                           ---------------------------------
                          Total pretax operating income                       549          481          435

Income Taxes                                                                  145          120          105
                                                                           ---------------------------------
Net Operating Income                                                          404          361          330
                                                                           ---------------------------------
Other Income        Dividends from affiliates                                  17           17           16
(Deductions)        Other income taxes, net                                    12           12           14
                    Accretion income (Note 2)                                  11           13           14
                    Accretion expense (Note 2)                                (31)         (35)         (36)
                    Bond income                                                 -            -           32
                    Other, net                                                  5            9            1
                                                                           ---------------------------------
                          Total other income                                   14           16           41
                                                                           ---------------------------------
Interest Charges    Interest on long-term debt                                141          135          152
                    Other interest                                             24           17           22
                    Capitalized interest                                       (2)          (1)          (1)
                                                                           ---------------------------------
                          Net interest charges                                163          151          173
                                                                           ---------------------------------
Net Income                                                                    255          226          198

Preferred Stock Dividends                                                      28           24           11
                                                                           ---------------------------------
Net Income after Dividends on Preferred Stock                              $  227       $  202       $  187
                                                                           =================================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Cash Flows                                               Consumers Power Company
                                                                                                In Millions

Years Ended December 31                                                             1995     1994     1993

Cash Flows From       Net income                                                   $ 255    $ 226    $ 198
Operating Activities    Adjustments to reconcile net income to net cash
                          provided by operating activities
                            Depreciation, depletion and amortization (includes
                              nuclear decommissioning of $51, $49 and
                              $46, respectively)                                     357      335      316
                            Capital lease and other amortization                      38       35       30
                            Deferred income taxes and investment tax credit           57       57       50
                            Accretion expense (Note 2)                                31       35       36
                            Accretion income - abandoned Midland project (Note 2)    (11)     (13)     (14)
                            Undistributed earnings of related parties                (36)     (16)      (5)
                            Power purchases - settlement (Note 3)                   (137)     (87)     (84)
                            Other                                                      4        2        2
                            Changes in other assets and liabilities (Note 15)         84       24     (126)
                                                                                   ------   ------   ------
                              Net cash provided by operating activities              642      598      403
                                                                                   ------   ------   ------
Cash Flows From       Capital expenditures (excludes capital lease additions
Investing Activities    of $31, $36 and $58, respectively and DSM) (Note 15)        (414)    (447)    (451)
                      Investments in nuclear decommissioning trust funds             (51)     (49)     (46)
                      Cost to retire property, net                                   (41)     (38)     (32)
                      Deferred demand-side management costs                           (9)      (9)     (52)
                      Proceeds from sale of property                                   1       14        1
                      Other                                                           (5)       1       (2)
                      Proceeds from sale of bond investments                           -        -      322
                      Sale of subsidiary                                               -        -      (14)
                                                                                   ------   ------   ------
                              Net cash used in investing activities                 (519)    (528)    (274)
                                                                                   ------   ------   ------
Cash Flows From       Payment of common stock dividends                              (70)    (176)    (133)
Financing Activities  Payment of capital lease obligations                           (37)     (34)     (24)
                      Payment of preferred stock dividends                           (28)     (19)     (11)
                      Retirement of bonds and other long-term debt                    (1)    (133)    (641)
                      Increase in notes payable, net                                   2       80       44
                      Repayment of bank loans                                          -     (469)     (31)
                      Proceeds from bank loans                                         -      400        -
                      Proceeds from preferred stock                                    -      193        -
                      Contribution from stockholder                                    -      100        -
                      Proceeds from bonds                                              -        -      644
                                                                                   ------   ------   ------
                              Net cash used in financing activities                 (134)     (58)    (152)
                                                                                   ------   ------   ------
Net Increase (Decrease) in Cash and Temporary Cash Investments                       (11)      12      (23)

                      Cash and temporary cash investments
                              Beginning of year                                       25       13       36
                                                                                   ------   ------   ------
                              End of year                                          $  14    $  25    $  13
                                                                                   ======   ======   ======

The accompanying notes are an integral part of these statements.


Consolidated Balance Sheets                                                 Consumers Power Company
ASSETS                                                                                           In Millions

December 31                                                                               1995          1994
Plant (At original cost)  Electric                                                      $6,103        $5,771
                          Gas                                                            2,169         2,064
                          Other                                                             30            30
                                                                                        ---------------------
                                                                                         8,302         7,865
                          Less accumulated depreciation, depletion
                            and amortization (Note 2)                                    4,090         3,794
                                                                                        ---------------------
                                                                                         4,212         4,071
                          Construction work-in-progress                                    190           241
                                                                                        ---------------------
                                                                                         4,402         4,312
                                                                                        ---------------------
Investments               Stock of affiliates (Note 17)                                    337           317
                          First Midland Limited Partnership (Notes 3 and 19)               225           218
                          Midland Cogeneration Venture Limited
                            Partnership (Notes 3 and 19)                                   103            74
                          Other                                                              7             8
                                                                                        ---------------------
                                                                                           672           617
                                                                                        ---------------------
Current Assets            Cash and temporary cash investments at cost, which
                            approximates market                                             14            25
                          Accounts receivable and accrued revenue, less allowances
                            of $3 in 1995 and $4 in 1994 (Note 6)                          137           100
                          Accounts receivable - related parties                             10            12
                          Inventories at average cost
                            Gas in underground storage                                     184           235
                            Materials and supplies                                          72            75
                            Generating plant fuel stock                                     37            37
                          Deferred income taxes (Note 5)                                    26            35
                          Postretirement benefits (Note 10)                                 25            25
                          Prepayments and other                                            181           173
                                                                                        ---------------------
                                                                                           686           717
                                                                                        ---------------------
Non-current Assets        Postretirement benefits (Note 10)                                462           478
                          Nuclear decommissioning trust funds (Note 2)                     304           213
                          Abandoned Midland project                                        131           147
                          Other                                                            297           325
                                                                                        ---------------------
                                                                                         1,194         1,163
                                                                                        ---------------------
Total Assets                                                                            $6,954        $6,809
                                                                                        =====================


                                                                                    Consumers Power Company
STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                         In Millions

December 31                                                                               1995          1994
Capitalization (Note 7)    Common stockholder's equity
                             Common stock                                               $  841        $  841
                             Paid-in-capital                                               491           491
                             Revaluation capital                                            29            15
                             Retained earnings since December 31, 1992                     237            80
                                                                                        ---------------------
                                                                                         1,598         1,427
                           Preferred stock                                                 356           356
                           Long-term debt                                                1,922         1,953
                           Non-current portion of capital leases                           104           108
                                                                                        ---------------------
                                                                                         3,980         3,844
                                                                                        ---------------------


Current Liabilities        Current portion of long-term debt and capital leases             90            45
                           Notes payable                                                   341           339
                           Accrued taxes                                                   225           173
                           Accounts payable                                                207           165
                           Power purchases - settlement (Note 3)                            90            95
                           Accounts payable - related parties                               56            51
                           Accrued interest                                                 32            37
                           Accrued refunds                                                  22            25
                           Other                                                           178           187
                                                                                        ---------------------
                                                                                         1,241         1,117
                                                                                        ---------------------


Non-current Liabilities    Deferred income taxes (Note 5)                                  605           568
                           Postretirement benefits (Note 10)                               517           532
                           Power purchases - settlement (Note 3)                           221           324
                           Deferred investment tax credit                                  169           179
                           Regulatory liabilities for income taxes, net (Notes 5 and 18)    44            16
                           Other                                                           177           229
                                                                                        ---------------------
                                                                                         1,733         1,848
                                                                                        ---------------------

                           Commitments and Contingencies (Notes 2, 3, 4, 11, 12 and 13)


Total Stockholders' Investment and Liabilities                                          $6,954        $6,809
                                                                                        =====================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Long-Term Debt                                           Consumers Power Company
                                                                                                In Millions

December 31                                                                              1995         1994
First Mortgage Bonds             Series (%)     Due
                                    5-7/8      1996                                    $   36       $   36
                                    6          1997                                        50           50
                                    8-3/4      1998                                       248          248
                                    6-5/8      1998                                        45           45
                                    6-7/8      1998                                        43           43
                                    8-7/8      1999                                       200          200
                                    7-1/2      2001                                        57           57
                                    7-1/2      2002                                        62           62
                                    6-3/8      2003                                       300          300
                                    7-3/8      2023                                       300          300
                                                                                       -------      -------
                                                                                        1,341        1,341
Long-Term Bank Debt                                                                       400          400
Pollution Control Revenue Bonds                                                           131          131
Nuclear Fuel Disposal                                                                     100           95
Other                                                                                       4            5
                                                                                       -------      -------
Principal Amount Outstanding                                                            1,976        1,972
Current Amounts                                                                           (45)          (9)
Net Unamortized Discount                                                                   (9)         (10)
                                                                                       -------      -------
Total Long-Term Debt                                                                   $1,922       $1,953
                                                                                       =======      =======



LONG-TERM DEBT MATURITIES AND IMPROVEMENT FUND OBLIGATIONS                                      In Millions

              First Mortgage         Improvement          Long-Term
                   Bonds                 Fund             Bank Debt             Other                Total

1996               $ 36                   $8                 $  -                $  1                 $ 45
1997                 50                    8                    -                   1                   59
1998                336                    7                  200                 102                  645
1999                200                    3                  200                   -                  403
2000                  -                    1                    -                   -                    1

The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                                           Consumers Power Company

                                                    Optional
                                                  Redemption            Number of Shares         In Millions
December 31                             Series         Price            1995        1994       1995     1994
Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption        $4.16       $103.25          68,451      68,451       $  7     $  7
                                          4.50        110.00         373,148     373,148         37       37
                                          7.45        101.00         379,549     379,549         38       38
                                          7.68        101.00         207,565     207,565         21       21
                                          7.72        101.00         289,642     289,642         29       29
                                          7.76        102.21         308,072     308,072         31       31

Class A Preferred Stock
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption         2.08         25.00 (a)   8,000,000   8,000,000        193      193
                                                                                               ----     ----
Total Preferred Stock                                                                          $356     $356
                                                                                               ====     ====

(a)  Redeemable beginning April 1, 1999.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Common Stockholder's Equity        Consumers Power Company
                                                                                                 In Millions

                                                            Other
                                              Common      Paid-in   Revaluation     Retained
                                               Stock      Capital       Capital     Earnings          Total
Balance at January 1, 1993 (a)                  $841         $391          $  -        $   -         $1,232

     Net income                                                                          198            198
     Cash dividends declared:
       Common stock                                                                     (133)          (133)
       Preferred stock                                                                   (11)           (11)
                                                -------------------------------------------------------------
Balance at December 31, 1993 (a)                 841          391             -           54          1,286

     Net income                                                                          226            226
     Cash dividends declared:
       Common stock                                                                     (176)          (176)
       Preferred stock                                                                   (24)           (24)
     Unrealized investment-gain                                              15                          15
     Stockholder's contribution                               100                                       100
                                                -------------------------------------------------------------
Balance at December 31, 1994 (a)                 841          491            15           80          1,427

     Net income                                                                          255            255
     Cash dividends declared:
       Common stock                                                                      (70)           (70)
       Preferred stock                                                                   (28)           (28)
     Change in unrealized investment-gain                                    14                          14
                                                -------------------------------------------------------------
Balance at December 31, 1995 (a)                $841         $491           $29        $ 237         $1,598
                                                =============================================================

(a) Number of shares of common stock outstanding was 84,108,789.

The accompanying notes are an integral part of these statements.



                          Consumers Power Company
                Notes to Consolidated Financial Statements


1:   Corporate Structure

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


2:   Summary of Significant Accounting Policies and Other Matters

Basis of Presentation: The consolidated financial statements include Consumers and its wholly owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and include the use of management's estimates. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a 20 percent but less than a majority ownership interest.

Accretion Income and Expense: In 1991, the MPSC ordered that Consumers could recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, the unrecovered asset is adjusted to its present value. This adjustment is reflected as accretion income. Conversely, Consumers recorded a loss in 1992 for the present value of its estimated future underrecoveries of power costs resulting from purchases from the MCV Partnership (see Note 3), and now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

Gas Inventory: Consumers uses the weighted average cost method for valuing working gas inventory. Cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, is recorded in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

Maintenance, Depreciation and Depletion: Property repairs and minor property replacements are charged to maintenance expense. Depreciable property retired or sold plus cost of removal (net of salvage credits) is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.5 percent for 1995, 3.5 percent for 1994 and 3.4 percent for 1993. The composite rate for gas utility plant was 4.3 percent for 1995, 4.2 percent for 1994 and 4.4 percent for 1993. The composite rate for other plant and property was 4.9 percent for 1995 and
4.7 percent for 1994 and 1993.

New Accounting Standard: During 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that its carrying amount may not be recoverable. The statement also requires that a loss be recognized whenever a portion of an asset's cost is excluded from a rate-regulated company's rate base. Consumers does not expect the application of this statement to have a material impact on its financial position or results of operations.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under federal law, the DOE is responsible for permanent disposal of spent nuclear fuel at costs to be paid by affected utilities. However, in 1994, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository. In 1995, federal legislation was introduced to clarify the DOE's obligation to accept spent nuclear fuel and direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983, until the spent fuel is delivered to the DOE, which was originally scheduled to occur in 1998. At December 31, 1995, Consumers has recorded a liability to the DOE of $100 million, including interest. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest.

Nuclear Plant Decommissioning: Consumers collects approximately $45 million annually from its electric customers to decommission its two nuclear plants. On March 1, 1995, Consumers filed updated decommissioning information with the MPSC which estimated decommissioning costs for Big Rock and Palisades to be $303 million and $524 million (in 1995 dollars), respectively. The estimated decommissioning costs increased from previous estimates principally due to the unavailability of low- and high-level radioactive waste disposal facilities. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. To meet NRC decommissioning requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. After the plants are retired, Consumers plans to maintain the facilities in protective storage until radioactive waste disposal facilities are available. As a result, the majority of decommissioning costs will be incurred several years after each plant's NRC operating license expires. When Big Rock's and Palisades' NRC licenses expire in 2000 and 2007, respectively, the trust funds are estimated to have accumulated $257 million and $686 million, respectively. It is estimated that at the time the plants are fully decommissioned (in the years 2030 for Big Rock and 2046 for Palisades), the trust funds will have provided $1 billion for Big Rock and $2.1 billion for Palisades including trust earnings over this decommissioning period. Based on this plan, Consumers believes that the current decommissioning surcharge will be sufficient to provide for decommissioning of its nuclear plants. At December 31, 1995, Consumers had an investment in nuclear decommissioning trust funds of $304 million.

Reclassifications: Consumers has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect net income for the years presented.

Revenue and Fuel Costs: Consumers accrues revenue for electricity and gas used by its customers but not billed at the end of an accounting period. Consumers accrues or reduces revenue for any underrecovery or overrecovery of electric power supply costs and natural gas costs by establishing a corresponding asset or liability until it bills or refunds these differences to customers following an MPSC order.

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


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. Consumers, through its subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings holds through the FMLP a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership:   Consumers' annual obligation
for purchase of contract capacity from the MCV Partnership under the PPA increased 108 MW to its maximum amount of 1,240 MW in 1995. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity. ABATE and the Attorney General have appealed the Settlement Order to the Court of Appeals. Under the Settlement Order, capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs but the MPSC will determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. The MCV Partnership did not object to the Settlement Order.

The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge and a variable energy charge which is based primarily on Consumers' average cost of coal consumed. The Settlement Order permits Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. For all energy delivered on an economic basis above the availability limits to 915 MW, Consumers has been allowed to recover 1/2 cent per kWh capacity payment in addition to the variable energy charge.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. If Consumers is unable to sell any capacity above the 1993 MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its future after-tax cash underrecoveries, and possible losses for 1996 and the next four years are shown in the table below.

                                               After-tax, In Millions
                                     1996   1997   1998   1999   2000
                                     ----   ----   ----   ----   ----
Estimated cash underrecoveries        $56    $55    $ 8    $ 9    $ 7

Possible additional underrecoveries
 and losses (a)                        20     22     72     72     74

(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including cost recovery for the 325 MW of MCV Facility capacity above the MPSC's currently authorized level. For further information regarding this proposed settlement, see Note 4.

At December 31, 1995 and 1994, the after-tax present value of the Settlement Order liability totaled $202 million and $272 million, respectively. The reduction in the liability since December 31, 1994, reflects after-tax cash underrecoveries of $90 million, partially offset by after-tax accretion expense of $20 million. The undiscounted after-tax amount associated with the liability totaled $607 million at December 31, 1995.

In 1994 and 1995, Consumers paid $44 million to terminate power purchase agreements with the developers of two proposed independent power projects totaling 109 MW. As part of the proposed settlement reached with the MPSC staff (see Note 4), Consumers is seeking MPSC approval to utilize less-expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Cost recovery for this contract capacity would start in late 1996. Even if Consumers is not allowed to substitute MCV Facility capacity for the capacity to be provided under the terminated agreements, Consumers believes that the MPSC would approve recovery of the buyout costs due to the significant customer savings resulting from the terminated power purchase agreements. As a result, Consumers has recorded a regulatory asset of $44 million.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of the 1993 and 1994 plan case orders, the MPSC confirmed the recovery of certain costs related to power purchases from the MCV Partnership. ABATE or the Attorney General has appealed these plan case orders to the Court of Appeals.

As part of its decision in the 1993 PSCR reconciliation case issued February 23, 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers and reduced recovery from retail customers. Consumers believes this is contrary to the terms of the Settlement Order and has appealed the February 23 order on this issue.


4:   Rate Matters

Electric Rate Proceedings: In late 1994, Consumers filed a request with the MPSC to increase its retail electric rates. The request included provisions for ratemaking treatment of expected sales losses to competition and the treatment of the 325 MW of MCV Facility contract capacity above 915 MW. Consumers also requested that the MPSC eliminate subsidization of residential rates in a two-step adjustment.

Early in 1996, the MPSC issued a partial final order in this case, granting Consumers a $46 million annual increase in its electric retail rates. This order authorized a 12.25 percent return on equity as compared to the previously approved 11.75 percent, approved recovery of certain costs associated with a proposed settlement related to the Ludington plant (see Note 12), and significantly reduced (in a two-step adjustment) the subsidization of residential customers by industrial and large commercial customers. As a result, residential customers were allocated approximately $31 million of the $46 million increase.

This order did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be addressed in connection with its consideration of the proposed settlement agreement discussed below.

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers. In addition, Consumers filed a request with the MPSC, seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts. If approved, this would result in a net decrease in depreciation expense of $7 million for ratemaking purposes. For further information regarding these requests, see the Electric Rate Proceedings and Special Rates discussions in the Management's Discussion and Analysis.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Some of these issues were preliminarily addressed in early 1996 when the MPSC issued an order in Consumers' electric rate case (see above). If fully adopted, the settlement agreement would: provide for cost recovery of the 325 MW of uncommitted MCV Facility capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; and accelerate recovery of nuclear plant investment. Consumers expects a final order in the spring of 1996.

Electric DSM: In June 1995, the MPSC authorized Consumers to discontinue future DSM program expenditures and cease all new programs. Consumers is deferring and amortizing past program costs ($68 million at December 31, 1995) over the period these costs are being recovered from customers in accordance with an MPSC accounting order.

Gas Rates: As part of an agreement approved by the MPSC, Consumers filed a gas rate case in December 1994. The request, among other things, incorporated cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites and proposed a 12.25 percent rate of return on equity, instead of the current
13.25 percent. Consumers had requested a $7 million increase in its annual gas rates. The MPSC staff recommended a $13 million rate decrease, which included a lower rate base, a lower return on common equity, a revised capital structure and a lower operating cost forecast than Consumers had projected. In November 1995, the ALJ issued a proposal for decision that essentially adopted the MPSC staff's position. In early 1996, the MPSC issued a final order in this case, decreasing Consumers' annual gas rates by $11.7 million and authorizing an 11.6 percent return on equity.

GCR Matters: In 1993, the MPSC issued a ruling favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers. In 1995, management concluded that the intrastate producers' pending appeals of the MPSC order would not be successful and accordingly reversed $23 million (pretax) of a previously accrued loss. The MPSC ruling was affirmed by the Court of Appeals in June 1995. The producers have petitioned the Michigan Supreme Court for review.

In October 1995, the MPSC issued an order regarding a $44 million (excluding any interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order supports its position that the producers' theories are without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this issue.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on Consumers' financial position or results of operations.


5:   Income Taxes

Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated based on each company's separate taxable income. Consumers does not have an accrued federal income tax benefit from CMS Energy for 1995, but had a $33 million benefit as of December 31, 1994. Consumers practices full deferred tax accounting for all temporary differences as authorized by the MPSC.

Consumers uses ITC to reduce current income taxes payable and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that can be carried forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT.

The significant components of income tax expense (benefit) consisted of:

                                                          In Millions
Years Ended December 31                      1995      1994      1993
-----------------------                     -----     -----     -----
Current federal income taxes                $  76     $  51      $ 41
Deferred income taxes                          67        67        61
Deferred income taxes - tax rate change         -         -        (2)
Deferred ITC, net                             (10)      (10)       (9)
                                            -----     -----     -----
                                            $ 133     $ 108     $  91
                                            =====     =====     =====

Operating                                   $ 145     $ 120     $ 105
Other                                         (12)      (12)      (14)
                                            -----     -----     -----
                                            $ 133     $ 108     $  91
                                            =====     =====     =====

The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                          In Millions
December 31                                            1995      1994
                                                    -------   -------
Property                                            $  (539)  $  (535)
Unconsolidated investments                             (245)     (236)
Postretirement benefits (Note 10)                      (173)     (177)
Abandoned Midland project                               (46)      (51)
Employee benefit obligations (includes
 postretirement benefits
 of $173 and $172) (Note 10)                            200       200
Power purchases - settlement (Note 3)                   112       146
AMT carryforward                                         94        89
ITC carryforward (expires 2005)                          23        37
Other                                                    (5)       (6)
                                                    -------   -------
                                                    $  (579)  $  (533)
                                                    =======   =======

Gross deferred tax liabilities                      $(1,388)  $(1,388)
Gross deferred tax assets                               809       855
                                                    -------   -------
                                                    $  (579)  $  (533)
                                                    =======   =======

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                          In Millions
Years Ended December 31                      1995      1994      1993
                                            -----     -----     -----
Net income                                  $ 255     $ 226     $ 198
Income tax expense                            133       108        91
                                            -----     -----     -----
                                              388       334       289
Statutory federal income tax rate           x 35%     x 35%     x 35%
                                            -----     -----     -----
Expected income tax expense                   136       117       101
Increase (decrease) in taxes from:
 Capitalized overheads previously
  flowed through                                5         5         5
 Differences in book and tax depreciation
  not previously deferred                       6         7         6
 ITC amortization                             (10)      (10)      (10)
 Affiliated companies' dividends               (6)       (6)       (6)
 Other, net                                     2        (5)       (5)
                                            -----     -----     -----
                                            $ 133     $ 108     $  91
                                            =====     =====     =====

6:   Short-Term Financings

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $145 million that are used to finance seasonal working capital requirements. At December 31, 1995, $238 million and $103 million were outstanding under these facilities at weighted average interest rates of
6.4 percent and 6.9 percent, respectively. Consumers has an established $500 million trade receivables purchase and sale program. At December 31, 1995 and 1994, receivables sold under the agreement totaled $295 million and $275 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.


7:   Capitalization

Capital Stock: During 1995, the MPSC issued an order authorizing Consumers to issue and sell up to $300 million of intermediate and/or long-term debt and $100 million of preferred stock or subordinate debentures. In January 1996, 4 million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through a business trust wholly-owned by Consumers. The trust was formed for the sole purpose of issuing preferred securities and the only asset of the trust is $103 million of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers. The obligations of Consumers with respect to the preferred securities under the notes that mature in 2015, the indenture under which the notes will be issued, Consumers' guarantee of the preferred securities and the Declaration of Trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Preferred Securities. Net proceeds from the sale totaled $96 million.

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles and the need for regulatory approvals in compliance with appropriate federal law.

Long-Term Bank Debt: During 1994, Consumers entered into a $400 million unsecured, variable rate, five-year term loan and subsequently used the proceeds to refinance certain long-term bank debt. At December 31, 1995, the loan carried a weighted average interest rate of 6.2 percent. In 1993, Consumers entered into an interest rate swap agreement, exchanging variable-rate interest for fixed-rate interest on $250 million of its long-term bank debt. The swap agreement hedges the variable rate exposure associated with Consumers' long-term bank debt. The swap agreement began to decrease in February 1995 and will terminate by May 1996. At December 31, 1995, the amount of the swap totaled $94 million at 5.4 percent. The swap agreement had the effect of decreasing the weighted average interest rate to 6.3 percent from 6.6 percent for the 12-month period ended December 31, 1995.

Other: Consumers has a total of $131 million of long-term pollution control revenue bonds outstanding (secured by irrevocable letters of credit or first mortgage bonds) with a weighted average interest rate of
5.9 percent as of December 31, 1995.

Under the provisions of its Articles at December 31, 1995, Consumers had $197 million of unrestricted retained earnings available to pay common dividends.


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

                                                                                                   In Millions
December 31                                            1995                                 1994

                                         Amortized     Fair     Unrealized    Amortized     Fair    Unrealized
Available-for-sale securities                 Cost    Value    Gain (Loss)         Cost    Value    Gain (Loss)
-----------------------------            ---------    -----    -----------    ---------    -----    ----------
Common stock of
 CMS Energy (Note 17)                         $ 43     $ 88           $ 45         $ 43     $ 67          $ 24

Nuclear decommissioning
 investments (a)                               286      304             18          223      213           (10)

(a) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.

The carrying amount of long-term debt was $1.9 billion and $2.0 billion at December 31, 1995 and 1994, respectively, and the fair value, as calculated by debt-pricing specialists, was $1.9 billion on those dates. Although the current fair value of the long-term debt may differ from the current carrying amount, settlement of the reported debt is generally not expected until maturity. For held-to-maturity securities, see Note 17.


9:   Executive Incentive Compensation

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of common stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. During 1995, shareholders approved amendments to the CMS Energy Performance Incentive Stock Plan. The amendments authorized awards under the plan consisting of any class of common stock of CMS Energy and established performance-based business criteria for certain plan awards. The amendments also increased the number of shares reserved for award to not more than 3 percent of each class of CMS Energy's common stock outstanding on January 1 each year, less the number of shares of restricted common stock awarded and of common stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures are subject to award under the plan. At December 31, 1995, awards of up to 1,174,388 shares of CMS Energy Common Stock and 211,634 shares of Class G Common Stock may be issued.

Restricted shares of common stock are outstanding shares with full voting and dividend rights. Shares of restricted common stock cannot be distributed until they are vested and the performance objectives are met. Further, the restricted stock is subject to forfeiture if employment terminates before vesting. If key employees exceed performance objectives, the plan will allow additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1995, 249,053 shares of the 269,053 restricted shares outstanding are subject to performance objectives.

Consumers' Executive Stock Option and Stock Appreciation Rights Plan, an earlier plan approved by shareholders, expired in September 1995.

Under both plans, for stock options and stock appreciation rights, the exercise price on each grant date equaled the closing market price on the grant date. Options are exercisable upon grant and expire up to 10 years and one month from date of grant. The status of the restricted stock granted to Consumers' key employees under the Performance Incentive Stock Plan and options granted under both plans follows.

                                Restricted
                                     Stock             Options
                                ----------         ---------------
                                    Number      Number              Price
CMS Energy Common Stock          of Shares   of Shares          per Share
                                 ---------   ---------    ---------------
Outstanding at January 1, 1993     206,863     922,108    $ 7.13 - $34.25
  Granted                           83,775     142,550    $26.25 - $26.25
  Exercised or Issued              (33,325)   (112,625)   $ 7.13 - $21.13
  Canceled                         (57,188)    (33,000)   $20.50 - $33.88
                                  --------    --------    ---------------
Outstanding at December 31, 1993   200,125     919,033    $ 7.13 - $34.25
  Granted                           72,250     145,500    $22.00 - $22.00
  Exercised or Issued              (22,510)   (138,650)   $ 7.13 - $22.00
  Canceled                         (60,087)   (123,000)   $26.25 - $33.88
                                  --------    --------    ---------------
Outstanding at December 31, 1994   189,778     802,883    $ 7.13 - $34.25
  Granted                          123,615     147,200    $24.75 - $34.25
  Exercised or Issued              (27,533)    (93,333)   $ 7.13 - $22.00
  Canceled                         (16,807)    (51,000)   $20.50 - $34.25
                                  --------    --------    ---------------
Outstanding at December 31, 1995   269,053     805,750    $13.00 - $34.25
                                  ========    ========    ===============

During 1995, 6,924 restricted shares and 10,000 options of Class G Common Stock were granted at a price of $17.88.


10:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions: Consumers adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, effective as of the beginning of 1992 and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 18). Both the MPSC and FERC have generally allowed recovery of SFAS 106 costs. In May 1994, the MPSC authorized recovery of the electric utility portion of these costs over 18 years. During 1995, the FERC granted Consumers a waiver of a three-year filing requirement for cost recovery with respect to its wholesale electric business, which at December 31, 1995, had recorded a regulatory asset and liability of $7 million. In early 1996, the MPSC approved recovery of the gas utility portion of these costs over 16 years. Consumers funds the benefits using external Voluntary Employee Beneficiary Associations. Funding of the health care benefits coincides with Consumers' recovery in rates. A portion of the life insurance benefits have previously been funded.

Retiree health care costs at December 31, 1995, are based on the assumption that costs would increase 9.5 percent in 1996, then decrease gradually to 6 percent in 2004 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a 1 percentage point increase in each year's estimated health care cost assumption would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $79 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1995 by $8 million.

Years Ended December 31                      1995      1994      1993
                                            -----     -----     -----
Weighted average discount rate              7.50%     8.00%     7.25%
Expected long-term rate of return
 on plan assets                             7.00%     7.00%     8.50%

Net postretirement benefit costs for the health care benefits and life insurance benefits consisted of:

                                                          In Millions
Years Ended December 31                      1995      1994      1993
                                            -----     -----     -----
Service cost                                 $ 11      $ 13      $ 13
Interest cost                                  39        40        38
Actual return on assets                        (4)        -         -
Net amortization and deferral                   1         -         -
                                            -----     -----     -----
Net postretirement benefit costs             $ 47      $ 53      $ 51
                                            =====     =====     =====

The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31 as follows:

                                                          In Millions
                                                       1995      1994
                                                     ------    ------
Actuarial present value of estimated benefits
  Retirees                                           $  329    $  336
  Eligible for retirement                                45        43
  Active (upon retirement)                              195       166
                                                     ------    ------
Accumulated postretirement benefit obligation           569       545
Plan assets (primarily stocks, bonds and money
 market investments) at fair value                       76        35
                                                     ------     -----
Accumulated postretirement benefit obligation
 in excess of plan assets                              (493)     (510)
Unrecognized net (gain) loss from experience
 different than assumed                                  (1)        2
                                                     ------    ------
Recorded liability                                   $ (494)   $ (508)
                                                     ======    ======

Consumers' postretirement health care plan is partially funded; the accumulated postretirement benefit obligation for that plan is $554 million and $530 million at December 31, 1995 and 1994, respectively.

Supplemental Executive Retirement Plan: Certain management employees qualify to participate in the SERP. SERP benefits, which are based on an employee's years of service and earnings as defined in the SERP, are paid from a trust established and funded in 1988. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1995 and 1994, trust assets at cost (which approximates market) were $19 million and $14 million, respectively, and were classified as other noncurrent assets.

Defined Benefit Pension Plan: A trusteed, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan was fully funded, no contributions were made in 1993 and 1994. A contribution of $9 million was made in 1995. Amounts presented below for the Pension Plan include minor amounts for employees of CMS Energy and non-utility affiliates which were not distinguishable from the plan's total assets.

Years Ended December 31                         1995      1994      1993
                                               -----     -----     -----
Discount rate                                  7.50%     8.00%     7.25%
Rate of compensation increase                  4.50%     4.50%     4.50%
Expected long-term rate of return on assets    9.25%     9.25%     8.75%

Net Pension Plan and SERP costs consisted of:

                                                          In Millions
Years Ended December 31                      1995      1994      1993
                                            -----     -----     -----
Service cost                                 $ 22      $ 23      $ 19
Interest cost                                  54        50        49
Actual return on plan assets                 (168)       21       (92)
Net amortization and deferral                 103       (85)       34
                                            -----     -----     -----
Net periodic pension cost                    $ 11      $  9      $ 10
                                            =====     =====     =====

The funded status of the Pension Plan and SERP reconciled to the pension liability recorded at December 31 was:

                                                          In Millions
                                     Pension Plan            SERP
                                     ------------        ------------
                                     1995    1994        1995    1994
                                    -----   -----       -----   -----
Actuarial present value of
 estimated benefits
  Vested                            $ 496   $ 421        $ 12    $ 13
  Non-vested                           74      61           -       -
                                    -----   -----       -----   -----
Accumulated benefit obligation        570     482          12      13
Provision for future pay increases    183     154           7       6
                                    -----   -----       -----   -----
Projected benefit obligation          753     636          19      19
Plan assets (primarily stocks
 and bonds, including $104 in
 1995 and $79 in 1994 in common
 stock of CMS Energy) at fair value   779     637           -       -
                                    -----   -----       -----   -----
Projected benefit obligation less
 than (in excess of) plan assets       26       1         (19)    (19)
Unrecognized net (gain) loss from
 experience different than assumed    (69)    (35)          2       3
Unrecognized prior service cost        43      40           1       1
Unrecognized net transition
 (asset) obligation                   (32)    (39)          -       1
                                    -----   -----       -----   -----
Recorded liability                  $ (32)  $ (33)      $ (16)  $ (14)
                                    =====   =====       =====   =====

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.


11:   Leases

Consumers leases various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement is scheduled to expire in November 1997 and provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $65 million as of December 31, 1995. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 1995, were:

                                                          In Millions
                                                    Capital Operating
                                                     Leases    Leases

1996                                                   $ 53      $  3
1997                                                     55         3
1998                                                     16         2
1999                                                     14         2
2000                                                     12         2
2001 and thereafter                                      24        17
                                                      -----     -----
Total minimum lease payments                            174      $ 29
Less imputed interest                                    25     =====
                                                      -----
Present value of net minimum lease payments             149
Less current portion                                     45
                                                      -----
Non-current portion                                   $ 104
                                                      =====

Consumers recovers these charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts as of December 31, 1995, 1994 and 1993, were $7 million, 8 million and $8 million, respectively.

Capital lease expenses for the years ended December 31, 1995, 1994 and 1993 were $45 million, $40 million and $32 million, respectively.
Included in these amounts for the years ended 1995, 1994 and 1993, are nuclear fuel lease expenses of $25 million, $21 million and $13 million, respectively.


12:   Commitments and Contingencies

Ludington Pumped Storage Plant: Early in 1996, the FERC and MPSC approved the recovery of costs associated with a settlement designed to resolve all legal issues related to fish mortality at Ludington. Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties agreed to the terms of the settlement in 1994. Approval of the settlement requires Consumers to transfer certain land to the State of Michigan and the Great Lakes Fishery Trust, make certain recreational improvements, and incur future annual payments of approximately $1 million (over 24 years) to improve fishery resources. The settlement resolves two lawsuits filed by the Attorney General in 1986 and 1987 on behalf of the State of Michigan.

Environmental Matters: Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At December 31, 1995, Consumers has accrued a liability for its estimated losses.

The Michigan Natural Resources and Environmental Protection Act (formerly the Michigan Environmental Response Act) was substantially amended in June 1995. The Michigan law bears similarities to the federal Superfund law. The purpose of the 1995 amendments was generally to encourage development of industrial sites and to remove liability from some parties who were not responsible for activities causing contamination. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Three of the four plans submitted by Consumers have been approved by the DNR or the Michigan Department of Environmental Quality (a new department succeeding to some of the former jurisdiction of the DNR). The findings for the first remedial investigation indicate that the expenditures for remedial action at this site are likely to be minimal. However, Consumers does not believe that a single site is representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $112 million. These estimates are based on undiscounted 1995 costs. At December 31, 1995, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and legal and regulatory requirements, could impact the estimate of remedial action costs for the sites.

Consumers requested recovery and deferral of certain investigation and remedial action costs in its gas rate case filed in 1994. In early 1996, the MPSC issued an order in this case which authorized Consumers to defer costs and amortize them over 10 years. The amount of authorized annual recovery totaled $1 million. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

The federal Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Final acid rain program nitrogen oxide regulations specifying the limits applicable to the other coal-fired units are expected to be issued in 1996. Management believes that Consumers' annual operating costs will not be materially affected.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $435 million for 1996, $395 million for 1997 and $400 million for 1998.

Commitments for Coal and Gas Supplies: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1997 to 2004. Consumers contracts for approximately 60 - 70 percent of its annual coal requirements which in 1995 totaled $233 million (72 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

Consumers has entered into gas supply contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1996 to 2003. In 1995, Consumers' gas requirements totaled $694 million (80 percent was under long-term contracts). In the future, Consumers expects that approximately 35 percent of its annual gas requirements will be under long-term contracts as current contracts expire. Consumers supplements its long-term contracts with spot-market purchases to fulfill its gas needs.

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At December 31, 1995, Consumers had 30 separate stray voltage lawsuits awaiting trial court action, down from 83 lawsuits at December 31, 1994.

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


13:   Nuclear Matters

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks. As of December 31, 1995, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In 1996, Consumers plans to unload and replace one of the loaded casks.
In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Although the cask continues to safely store spent fuel and there is no requirement for its replacement, Consumers has nevertheless decided to remove the spent fuel and insert it in another cask. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. Certain parties, including the Attorney General, have petitioned the NRC to suspend Consumers' general license to store spent fuel, claiming that Consumers' cask unloading procedure does not satisfy NRC regulations. The NRC staff is reviewing the petitions.

The Low-Level Radioactive Waste Policy Act encourages the respective states, individually or in cooperation with each other, to be responsible for the disposal of low-level radioactive waste. Currently, a low-level waste site does not exist in Michigan and Consumers has been storing low-level waste at its nuclear plant sites. Consumers began shipping its low-level waste to a site in South Carolina during 1995 and plans to have all its currently stored low-level waste removed from the plant sites by the end of 1996.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs for the major portion of prolonged accidental outages for 12 months after a 21 week exclusion with reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of: $30 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

Under its NML and NEIL policies, Consumers may be entitled to cash distributions following the discontinued operation of its nuclear facilities. The amount of any distribution would be determined by NML and NEIL and would be based, in part, on their overall underwriting experience.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of recent data from testing of similar materials indicates that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999. Consumers is developing plans to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million. This repair would allow for operation of the plant to the end of its license life in the year 2007. Consumers cannot predict whether the studies being conducted as part of the development plans will support a future decision to anneal.


14:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                          In Millions
December 31                                            1995      1994
                                                      -----     -----
Net investment
  Ludington - 51%                                      $116      $119
  Campbell Unit 3 - 93.3%                               332       337
  Transmission lines - various                           33        31

Accumulated depreciation
  Ludington                                            $ 81      $ 76
  Campbell Unit 3                                       238       224
  Transmission lines                                     14        11


15:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the years ended December 31 were:

                                                          In Millions
                                             1995      1994      1993
                                            -----     -----     -----
Cash transactions
  Interest paid (net of amounts
    capitalized)                             $158      $147      $177
  Income taxes paid (net of refunds)           43        34        90

Non-cash transactions
  Nuclear fuel placed under capital lease    $ 26      $ 21      $ 28
  Other assets placed under capital leases      5        15        30
  Capital leases refinanced                    21         -        42

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows at December 31 are described below:

                                                          In Millions
                                             1995      1994      1993
                                            -----     -----     -----
Sale of receivables, net                    $  20     $ (10)    $  60
Accounts receivable                           (55)       (4)       19
Accrued revenue                                 1        24       (48)
Inventories                                    54        (5)      (32)
Accounts payable                               48        19       (25)
Accrued refunds                                (4)       (3)      (48)
Other current assets and liabilities, net      28        12       (45)
Non-current deferred amounts, net              (8)       (9)       (7)
                                           ------    ------    ------
                                           $   84     $  24     $(126)
                                           ======    ======    ======

16:   Reportable Segments

The Consolidated Statements of Income show operating revenue and pretax operating income by segments. These amounts include earnings from investments accounted for by the equity method of $38 million, $16 million and $6 million for 1995, 1994 and 1993, respectively. Other segment information follows:

                                                          In Millions
Years Ended December 31                      1995      1994      1993
                                           ------    ------    ------
Depreciation, depletion and amortization
   Electric                                $  272   $   257   $   241
   Gas                                         83        76        73
   Other                                        2         2         2
                                           ------    ------    ------
                                           $  357   $   335   $   316
                                           ======    ======    ======

Identifiable assets
   Electric (a)                           $ 4,522   $ 4,364   $ 4,100
   Gas (a)                                  1,690     1,673     1,628
   Other                                      742       772       823
                                           ------    ------    ------
                                          $ 6,954   $ 6,809   $ 6,551
                                          =======    ======    ======

Capital expenditures (b)
   Electric                               $   328   $   358   $   403
   Gas                                        126       134       158
                                           ------    ------    ------
                                          $   454   $   492   $   561
                                           ======    ======    ======

(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(b) Includes capital leases for nuclear fuel and other assets and electric DSM costs (see Statement of Cash Flows). Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.


17:   Related-Party Transactions

Consumers has an investment of $250 million in 10 shares of Enterprises' preferred stock. Beginning in 1997, a five-year redemption program of $50 million per year will commence. In addition, Consumers has an investment in approximately 3 million shares of CMS Energy Common Stock with a fair value totaling $88 million (see Note 8) at December 31, 1995. As a result of these two investments, Consumers received dividends on affiliates' common and preferred stock totaling $17 million in 1995 and 1994 and $16 million in 1993. CMS Midland, a wholly owned subsidiary of Consumers, holds a $10 million short-term note from Consumers, in satisfaction of a covenant related to CMS Midland's general partnership interest in the MCV Partnership.

Consumers purchases a portion of its gas from an affiliate, CMS NOMECO Oil & Gas Co. The amounts of purchases for the years ended 1995, 1994 and 1993 were $19 million, $1 million and $3 million, respectively. In 1995, 1994 and 1993, Consumers purchased $53 million, $48 million and $52 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling approximately $13 million for 1995, $13 million for 1994 and $14 million for 1993. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 19. Other related-party transactions are immaterial.


18:   Effects of the Ratemaking Process

The following regulatory assets (liabilities) which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process.

                                                          In Millions
December 31                                            1995      1994
                                                     ------    ------
Postretirement benefits (Note 10)                    $  487    $  503
Income taxes (Note 5)                                   176       189
Abandoned Midland project                               131       147
DSM - deferred costs (Note 4)                            68        71
Trunkline settlement                                     55        85
Manufactured gas plant sites (Note 12)                   47        47
Power purchase contracts (Note 3)                        44        30
Uranium enrichment facility                              25        25
Other                                                    22        31
                                                     ------    ------
Total regulatory assets                              $1,055    $1,128
                                                     ======    ======

Income taxes (Note 5)                                $ (220)   $ (205)
DSM - deferred revenue                                  (25)      (21)
Other                                                    (1)        -
                                                     ------    ------
Total regulatory liabilities                         $ (246)   $ (226)
                                                     ======    ======

At December 31, 1995, approximately $778 million of Consumers' regulatory assets are being recovered through rates being charged to customers over periods of up to 17 years. Consumers anticipates MPSC approval for recovery of the remaining amounts.



19:       Summarized Financial Information of Significant Related Energy
             Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1995 obligation to purchase electric capacity from the MCV Partnership was approximately 16 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:

Statements of Income
                                                          In Millions
Years Ended December 31                      1995      1994      1993
                                            -----     -----     -----
Operating revenue (a)                      $  618     $ 579     $ 548
Operating expenses                            386       378       362
                                            -----     -----     -----
Operating income                              232       201       186
Other expense, net                            171       183       189
                                            -----     -----     -----
Net income (loss)                          $   61     $  18      $ (3)
                                            =====     =====     =====

Balance Sheets
                                                          In Millions
December 31                                            1995      1994

Assets
 Current assets (b)                                 $   263    $  206
 Property, plant and equipment, net                   1,948     2,012
 Other assets                                           156       154
                                                     ------    ------
                                                     $2,367    $2,372
                                                     ======    ======

Liabilities and Partners' Equity
 Current liabilities                                 $  225    $  218
 Long-term debt and other non-current
   liabilities (c)                                    2,008     2,081
 Partners' equity (d)                                   134        73
                                                     ------    ------

                                                     $2,367    $2,372
                                                     ======    ======
(a) Revenue from Consumers totaled $571 million, $534 million and $505 million for 1995, 1994 and 1993, respectively.

(b) At December 31, 1995 and 1994, $48 million was receivable from
Consumers.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 1995 and 1994, lease obligations of $1.6 billion and $1.7 billion, respectively, were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1995 lease payments was $66 million and $23 million, respectively, and for the 1994 lease payments was $68 million and $14 million, respectively. The lease payments service $1.1 billion and $1.2 billion in non-recourse debt outstanding as of December 31, 1995 and 1994, respectively, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1995 and 1994, the owner-trust made debt payments (including interest) of $192 million and $175 million, respectively.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership.

                            ARTHUR ANDERSEN LLP



                 Report of Independent Public Accountants





To Consumers Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Power Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Detroit, Michigan,
   January 26, 1996.

Quarterly Financial Information                                           Consumers Power Company
                                                                                                In Millions

                                       1995 (Unaudited)                          1994 (Unaudited)

Quarters Ended             March 31   June 30  Sept. 30   Dec. 31    March 31   June 30  Sept. 30   Dec. 31
Operating revenue            $1,032      $750      $772      $956      $1,074      $734      $705      $843

Pretax operating income         187       109       136       116         172       105       117        87

Net income                       94        45        63        53          85        46        52        43

Preferred stock dividends         7         7         7         7           3         7         7         7

Net income after preferred
 stock dividends                 87        38        56        46          82        39        45        36




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

(b)    Reports on Form 8-K for CMS Energy and Consumers.

       CMS Energy

       Current Reports dated January 10, 1995, February 2, 1995, September 11, 1995 and February 23, 1996 covering matters reported pursuant to Item 5. Other Events.

       Consumers

       Current Reports dated January 10, 1995, February 2, 1995, September 11, 1995 and January 18, 1996 covering matters reported pursuant to
       Item 5. Other Events.

(c)    Exhibits, including those incorporated by reference (see also
       Exhibit volume).

The following exhibits are applicable to CMS Energy and Consumers except where otherwise indicated "CMS ONLY":


  CMS Energy
 and Consumers
Exhibit Numbers
---------------

(1)-(2)                     -  Not applicable.

(3)(a) (CMS ONLY)           -  Restated Articles of Incorporation of
                               CMS Energy Corporation.  (Designated in
                               CMS Energy Corporation's Form S-4 dated
                               June 6, 1995, File No. 33-60007, as
                               Exhibit (3)(i).)

(3)(b) (CMS ONLY)           -  Copy of the By-Laws of CMS Energy
                               Corporation (Designated in CMS Energy
                               Corporation's Form 10-K for the year ended
                               December 31, 1994, File No. 1-9513, as
                               Exhibit 3(b).)

(3)(c)                      -  Restated Articles of Incorporation of
                               Consumers Power Company.  (Designated in
                               Consumers Power Company's Form 10-K for
                               the year ended December 31, 1994, File No.
                               1-5611, as Exhibit 3(c).)

(3)(d)                      -  Copy of By-Laws of Consumers Power
                               Company.  (Designated in Consumers Power
                               Company's Form 10-K for the year ended
                               December 31, 1994, File No. 1-5611, as
                               Exhibit 3(d).)

(4)(a)                      -  Composite Working Copy of Indenture dated
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

                               Indentures Supplemental thereto:

                                          Consumers
                                         Power Company
                Sup Ind/Dated as of       File Reference      Exhibit
                -------------------     ----------------      -------

                65th      02/15/88      Form 8-K dated
                                        Feb 18, 1988
                                        File No 1-5611          (4)
                67th      11/15/89      Reg No 33-31866       (4)(d)
                68th      06/15/93      Reg No 33-41126       (4)(c)
                69th      09/15/93      Form 8-K dated
                                        September 21, 1993
                                        File No 1-5611          (4)

(4)(b)     -    Indenture dated as of January 1, 1996 between Consumers
                Power Company and The Bank of New York, as Trustee.

                First Supplemental Indenture dated as of January 18, 1996 between Consumers Power Company and The Bank of New York, as Trustee.

(4)(c)
(CMS ONLY) -    Indenture between CMS Energy Corporation and NBD Bank,
                National Association, as Trustee.  (Designated in
                CMS Energy's Form S-3 Registration Statement filed May 1,
                1992, File No. 33-47629, as Exhibit (4)(a).)

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

(4)(d)
(CMS ONLY) -    Indenture between CMS Energy Corporation and Chase
                Manhattan Bank (National Association), as Trustee, dated as of January 15, 1994. (Designated in CMS Energy's
                Form 8-K dated March 29, 1994, File No. 1-9513, as
                Exhibit (4a).)

                First Supplemental Indenture dated as of January 20, 1994 between CMS Energy Corporation and Chase Manhattan Bank (National Association), as Trustee. (Designated in
                CMS Energy's Form 8-K dated March 29, 1994, File
                No. 1-9513, as Exhibit (4b).)

(5)-(9)    -    Not applicable.

(10)(a)
(CMS ONLY) -    Credit Agreement dated as of November 21, 1995, among
                CMS Energy Corporation, the Banks, the Co-Agents, the
                Documentation Agent, the Operational Agent and the Co-
                Managers, all as defined therein, and the Exhibits thereto. (Designated in CMS Energy's Form S-4
                Registration Statement filed January 12, 1996, File No.
                33-60007, as Exhibit 4(ii).)

(10)(b)
(CMS ONLY) -    Term Loan Agreement dated as of November 21, 1995, among
                CMS Energy Corporation, the Banks, the Co-Agents, the
                Documentation Agent, the Operational Agent and the Co-
                Managers, all as defined therein, and the Exhibits thereto. (Designated in CMS Energy's Form S-4
                Registration Statement filed January 12, 1996, File No.
                33-60007, as Exhibit 4(ii)(A).)

(10)(c)    -    Employment Agreement dated as of August 1, 1990 among
                Consumers Power Company, CMS Energy Corporation and
                William T. McCormick, Jr (Designated in CMS Energy
                Corporation's Form 10-K for the year ended December 31,
                1990, File No. 1-9513, as Exhibit (10)(c).)

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

(10)(j)
(CMS ONLY) -    Employment Agreement dated January 12, 1996 between CMS
                Energy Corporation and Rodger A. Kershner.

(10)(k)    -    Consumers Power Company's Executive Stock Option and Stock
                Appreciation Rights Plan effective December 1, 1989.
                (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1990, File No. 1-5611, as
                Exhibit (10)(g).)

(10)(l)    -    CMS Energy Corporation's Performance Incentive Stock Plan
                effective as of December 1, 1989. (Designated in CMS Energy Corporation's Form S-8 Registration Statement filed August 4, 1995, File No. 33-61595, as
                Exhibit (4)(d).)

(10)(m)    -    CMS Deferred Salary Savings Plan effective January 1,
                1994. (Designated in CMS Energy Corporation's Form 10-K for the year ended December 31, 1993, File No. 1-9513, as
                Exhibit (10)(m).)

(10)(n)    -    CMS Energy Corporation and Consumers Power Company Annual
                Executive Incentive Compensation Plan effective January 1,
                1986, as amended January 1995.

(10)(o)    -    Consumers Power Company's Supplemental Executive
                Retirement Plan effective November 1, 1990. (Designated in Consumers Power Company's Form 10-K for the year ended
                December 31, 1993, File No. 1-5611, as Exhibit (10)(o).)

(10)(p)    -    Senior Trust Indenture, Leasehold Mortgage and Security
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
                Exhibit 10.8.)

(10)(x)    -    Request for Approval of Settlement Proposal to Resolve MCV
                Cost Recovery Issues and Court Remand, filed with the
                Michigan Public Service Commission on July 7, 1992, MPSC
                Case No. U-10127. (Designated in CMS Energy Corporation's and Consumers Power Company's Forms 10-K for the year ended December 31, 1991 as amended by Form 8 dated
                July 15, 1992 as Exhibit (28).)

(10)(y)    -    Settlement Proposal Filed on July 7, 1992 as Revised on
                September 8, 1992 by Filing with the Michigan Public
                Service Commission.  (Designated in CMS Energy
                Corporation's and Consumers Power Company's Forms 8-K dated September 8, 1992 as Exhibit (28).)

(10)(z)    -    Michigan Public Service Commission Order Dated March 31,
                1993, Approving with Modifications the Settlement Proposal
                Filed on July 7, 1992, as Revised on September 8, 1992.
                (Designated in CMS Energy Corporation's and Consumers
                Power Company's Forms 10-K for the year ended December 31,
                1992 as Exhibit (10)(cc).)

(10)(aa)   -    Unwind Agreement dated as of December 10, 1991 by and
                among CMS Energy Corporation, Midland Group, Ltd.,
                Consumers Power Company, CMS Midland, Inc., MEC
                Development Corp. and CMS Midland Holdings Company.
                (Designated in Consumers Power Company's Form 10-K for the year ended December 31, 1991, File No. 1-5611, as
                Exhibit (10)(y).)

(10)(bb)   -    Stipulated AGE Release Amount Payment Agreement dated as
                of June 1, 1990, among CMS Energy Corporation, Consumers
                Power Company and The Dow Chemical Company. (Designated in Consumers Power Company's Form 10-K for the year ended
                December 31, 1991, File No. 1-5611, as Exhibit (10)(z).)

(10)(cc)   -    Parent Guaranty dated as of June 14, 1990 from CMS Energy
                Corporation to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial
                Purchasers of Senior Bonds in the MCV Sale Leaseback transaction, and MEC Development. (Designated in Consumers Power Company's Form 10-K for the year ended
                December 31, 1991, File No. 1-5611, as
                Exhibit (10)(aa).)**

(11)-(12)  -    Not applicable.

(13)       -    Not Applicable.

(14)-(20)  -    Not applicable.

(21)(a)
(CMS ONLY) -    Subsidiaries of CMS Energy Corporation.

(21)(b)    -    Subsidiaries of Consumers Power Company.

(22)       -    Not applicable.

(23)       -    Consents of experts and counsel.

(24)(a)    -    Power of Attorney for CMS Energy Corporation.

(24)(b)    -    Power of Attorney for Consumers Power Company.

(25)-(26)  -    Not applicable.

(27)(a)    -    Financial Data Schedule UT for CMS Energy Corporation.

(27)(b)    -    Financial Data Schedule UT for Consumers Power Company.

(28)       -    Not applicable

(99)       -    CMS Energy: Consumers Gas Group Financials



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

                  Index to Financial Statement Schedules


Page

Schedule II    Valuation and Qualifying Accounts and Reserves
                 1995, 1994 and 1993:
                   CMS Energy Corporation                             147
                   Consumers Power Company                            148

Report of Independent Public Accountants
                   CMS Energy Corporation                             149
                   Consumers Power Company                            150


Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.


                                                CMS ENERGY CORPORATION
                             Schedule II - Valuation and Qualifying Accounts and Reserves
                                     Years Ended December 31, 1995, 1994 and 1993
                                                 (Millions of Dollars)


                                        Balance at      Charged     Charged to                    Balance
                                         Beginning        to           other                      at End
     Description                         of Period      Expense      Accounts     Deductions     of Period

Accumulated provision for
uncollectible accounts
(substantially all
Consumers Power Company):

  1995                                      $5           $10              -         $11(a)          $4

  1994                                      $4           $12              -         $11(a)          $5

  1993                                      $5           $ 9              -         $10(a)          $4


(a)   Accounts receivable written off including net uncollectible amounts of $10 in 1995, $10 in 1994, and
      $8 in 1993 charged directly to operating expense and credited to accounts receivable.


                                                CONSUMERS POWER COMPANY
                             Schedule II - Valuation and Qualifying Accounts and Reserves
                                     Years Ended December 31, 1995, 1994 and 1993
                                                 (Millions of Dollars)

                                        Balance at      Charged     Charged to                    Balance
                                         Beginning        to           other                      at End
     Description                         of Period      Expense      Accounts     Deductions     of Period

Accumulated provision for
uncollectible accounts:
  1995                                      $4            $10              -        $11(a)           $3

  1994                                      $4            $11              -        $11(a)           $4

  1993                                      $5            $ 9              -        $10(a)           $4


(a)        Accounts receivable written off including net uncollectible amounts of $10 in 1995, $10 in 1994, and $8 in
           1993 charged directly to operating expense and credited to accounts receivable.



                            ARTHUR ANDERSEN LLP


                 Report of Independent Public Accountants



To CMS Energy Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CMS Energy Corporation's 1995 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP



Detroit, Michigan,
   January 26, 1996.

                            ARTHUR ANDERSEN LLP


                 Report of Independent Public Accountants


To Consumers Power Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consumers Power Company's 1995 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Detroit, Michigan,
   January 26, 1996.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1996.


                                           CMS ENERGY CORPORATION


                                      By  William T. McCormick, Jr.
                                         ---------------------------
                                          William T. McCormick, Jr.
                                            Chairman of the Board
                                         and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 14th day of March 1996.





               Signature                            Title


(i)   Principal executive officer:
                                           Chairman of the Board,
                                           Chief Executive Officer
       William T. McCormick, Jr.                      and Director
      ---------------------------
       William T. McCormick, Jr.

(ii)  Principal financial officer:
                                           Senior Vice President,
                                           Chief Financial Officer
              A M Wright                        and Treasurer
      ---------------------------
            Alan M. Wright

(iii) Controller or principal
       accounting officer:

                                      Senior Vice President, Controller
             P. D. Hopper               and Chief Accounting Officer
      ---------------------------
           Preston D. Hopper

(iv)  A majority of the Directors
      including those named above:

         James J. Duderstadt*                     Director
      ---------------------------
          James J. Duderstadt

             K R Flaherty*                        Director
      ---------------------------
         Kathleen R. Flaherty

          Victor J. Fryling*                      Director
      ---------------------------
           Victor J. Fryling

            Earl D. Holton*                       Director
      ---------------------------
            Earl D. Holton

             Lois A. Lund*                        Director
      ---------------------------
             Lois A. Lund

          Frank H. Merlotti*                      Director
      ---------------------------
           Frank H. Merlotti

          Michael G. Morris*                      Director
      ---------------------------
           Michael G. Morris

             W. U. Parfet*                        Director
      ---------------------------
           William U. Parfet

           Percy A. Pierre*                       Director
      ---------------------------
            Percy A. Pierre

              K. Whipple*                         Director
      ---------------------------
            Kenneth Whipple

           John B. Yasinsky*                      Director
      ---------------------------
           John B. Yasinsky


* By  Thomas A. McNish
      ---------------------------
  Thomas A. McNish, Attorney-in-Fact

                                SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Power Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1996.


                                           CONSUMERS POWER COMPANY


                                      By  William T. McCormick, Jr.
                                         ---------------------------
                                          William T. McCormick, Jr.
                                            Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Power Company and in the capacities and on the 14th day of March 1996.





               Signature                            Title


(i)   Principal executive officer:
                                                 President,
                                           Chief Executive Officer
           Michael G. Morris                    and Director
      ---------------------------
           Michael G. Morris

(ii)  Principal financial officer:

                                          Senior Vice President and
              A M Wright                   Chief Financial Officer
      ---------------------------
            Alan M. Wright

(iii) Controller or principal
       accounting officer:

                                             Vice President and
             Dennis DaPra                        Controller
      ---------------------------
             Dennis DaPra

(iv)  A majority of the Directors
      including those named above:

         James J. Duderstadt*                     Director
      ---------------------------
          James J. Duderstadt

             K R Flaherty*                        Director
      ---------------------------
         Kathleen R. Flaherty

          Victor J. Fryling*                      Director
      ---------------------------
           Victor J. Fryling

            Earl D. Holton*                       Director
      ---------------------------
            Earl D. Holton

             Lois A. Lund*                        Director
      ---------------------------
             Lois A. Lund

      William T. McCormick, Jr.*                  Director
      ---------------------------
       William T. McCormick, Jr.

          Frank H. Merlotti*                      Director
      ---------------------------
           Frank H. Merlotti

             W. U. Parfet*                        Director
      ---------------------------
           William U. Parfet

           Percy A. Pierre*                       Director
      ---------------------------
            Percy A. Pierre

              K. Whipple*                         Director
      ---------------------------
            Kenneth Whipple

           John B. Yasinsky*                      Director
      ---------------------------
           John B. Yasinsky


*By   Thomas A. McNish
      ---------------------------
  Thomas A. McNish, Attorney-in-Fact