Form 10-Q
period 1996-03-31
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1996-05-15
CIK 201533, 811156

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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
                                        Yes  X     No
                                            ---       ---

Number of shares outstanding of each of the issuer's classes of common stock at April 30, 1996:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value                          91,999,879
   CMS Energy Class G Common Stock, no par value                     7,700,919
Consumers Power Company, $10 par value, privately
   held by CMS Energy                                               84,108,789

                            CMS Energy Corporation
                                      and
                            Consumers Power Company


                        Quarterly reports on Form 10-Q
                   to the Securities and Exchange Commission
                     for the Quarter Ended March 31, 1996



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                               TABLE OF CONTENTS


                                                                          Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
PART I:
CMS Energy Corporation
    Report of Independent Public Accountants. . . . . . . . . . . . . . .   6
    Consolidated Statements of Income . . . . . . . . . . . . . . . . . .   7
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .   8
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .   9
    Consolidated Statements of Common Stockholders' Equity. . . . . . . .  11
    Condensed Notes to Consolidated Financial Statements. . . . . . . . .  12
    Management's Discussion and Analysis. . . . . . . . . . . . . . . . .  21
Consumers Power Company
    Report of Independent Public Accountants. . . . . . . . . . . . . . .  34
    Consolidated Statements of Income . . . . . . . . . . . . . . . . . .  35
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .  36
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .  37
    Consolidated Statements of Common Stockholder's Equity. . . . . . . .  39
    Condensed Notes to Consolidated Financial Statements. . . . . . . . .  40
    Management's Discussion and Analysis. . . . . . . . . . . . . . . . .  47
PART II:
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  57
    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  59
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60

                                   GLOSSARY

  Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . . .  Association of Businesses Advocating
                                 Tariff Equity
ABB . . . . . . . . . . . . . .  Asea Brown Boveri Energy Ventures
ALJ . . . . . . . . . . . . . .  Administrative Law Judge
Attorney General. . . . . . . .  Michigan Attorney General

bcf . . . . . . . . . . . . . .  Billion cubic feet
Big Rock. . . . . . . . . . . .  Big Rock Point nuclear plant, owned by
                                 Consumers
Board of Directors. . . . . . .  Board of Directors of CMS Energy

Class G Common Stock. . . . . .  One of two classes of common stock of
                                 CMS Energy, no par value, which reflects
                                 the separate performance of the Consumers
                                 Gas Group
Clean Air Act . . . . . . . . .  Federal Clean Air Act as amended on
                                 November 15, 1990
CMS Electric Marketing. . . . .  CMS Electric Marketing Company, a
                                 subsidiary of Enterprises
CMS Energy. . . . . . . . . . .  CMS Energy Corporation
CMS Energy Common Stock . . . .  One of two classes of common stock of
                                 CMS Energy, par value $.01 per share
CMS Gas and Electric. . . . . .  CMS Gas and Electric Company, a subsidiary of Enterprises
CMS Gas Marketing . . . . . . .  CMS Gas Marketing Company, a subsidiary of
                                 Enterprises
CMS Gas Transmission. . . . . .  CMS Gas Transmission and Storage Company,
                                 a subsidiary of Enterprises
CMS Generation. . . . . . . . .  CMS Generation Co., a subsidiary of
                                 Enterprises
CMS Holdings. . . . . . . . . .  CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland . . . . . . . . . .  CMS Midland Inc., a subsidiary of
                                 Consumers
CMS NOMECO. . . . . . . . . . .  CMS NOMECO Oil & Gas Co., a subsidiary of
                                 Enterprises
Common Stock. . . . . . . . . .  CMS Energy Common Stock and Class G Common
                                 Stock
Consumers . . . . . . . . . . .  Consumers Power Company, a subsidiary of
                                 CMS Energy
Consumers Power Company
  Financing I . . . . . . . . .  A wholly-owned Delaware business trust of
                                 Consumers
Consumers Gas Group . . . . . .  The gas distribution, storage and transportation businesses currently
                                 conducted by Consumers and Michigan Gas
                                 Storage
Court of Appeals. . . . . . . .  Michigan Court of Appeals

Detroit Edison. . . . . . . . .  The Detroit Edison Company
DNR . . . . . . . . . . . . . .  Michigan Department of Natural Resources
DSM . . . . . . . . . . . . . .  Demand-side management

EDEER S. A. . . . . . . . . . .  Empresa Distribuidora de Electricidad de
                                 Entre Rios S. A., an electric distribution
                                 utility in northeastern Argentina
Enterprises . . . . . . . . . .  CMS Enterprises Company, a subsidiary of
                                 CMS Energy

FERC. . . . . . . . . . . . . .  Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . . .  First Midland Limited Partnership

GCR . . . . . . . . . . . . . .  Gas cost recovery
General Motors. . . . . . . . .  General Motors Corporation
GTNs. . . . . . . . . . . . . .  CMS Energy General Term Notes, $250
                                 million Series A and $125 million Series B

HYDRA-CO. . . . . . . . . . . .  HYDRA-CO Enterprises, Inc., a subsidiary of CMS Generation

kWh . . . . . . . . . . . . . .  Kilowatt-hour

mcf . . . . . . . . . . . . . .  Thousand cubic feet
MCV Facility. . . . . . . . . .  A natural gas-fueled, combined cycle cogeneration facility operated by the MCV
                                 Partnership
MCV Partnership . . . . . . . .  Midland Cogeneration Venture Limited
                                 Partnership
MD&A. . . . . . . . . . . . . .  Management's Discussion and Analysis
Michigan Gas Storage. . . . . .  Michigan Gas Storage Company, a subsidiary of Consumers
Michigan Natural Resources
 and Environmental Protection
 Act. . . . . . . . . . . . . .  Michigan Natural Resources and
                                 Environmental Protection Act Part 201
MHP . . . . . . . . . . . . . .  Moss Bluff Hub Partners, L. P.
MPSC. . . . . . . . . . . . . .  Michigan Public Service Commission
MW. . . . . . . . . . . . . . .  Megawatts

NEIL. . . . . . . . . . . . . .  Nuclear Electric Insurance Ltd.
NML . . . . . . . . . . . . . .  Nuclear Mutual Ltd.

NOPR. . . . . . . . . . . . . .  Notice of Proposed Rulemaking
NRC . . . . . . . . . . . . . .  Nuclear Regulatory Commission

Outstanding Shares. . . . . . .  Outstanding shares of Class G Common Stock

Palisades . . . . . . . . . . .  Palisades nuclear plant, owned by
                                 Consumers
PPA . . . . . . . . . . . . . .  The Power Purchase Agreement between
                                 Consumers and the MCV Partnership with a
                                 35-year term commencing in March 1990
PSCR. . . . . . . . . . . . . .  Power supply cost recovery

Retained Interest . . . . . . .  The interest in the common stockholders'
                                 equity of the Consumers Gas Group that is
                                 retained by CMS Energy
Retained Interest Shares. . . .  Authorized but unissued shares of Class G
                                 Common Stock not held by holders of the
                                 Outstanding Shares and attributable to the Retained Interest

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

Walter. . . . . . . . . . . . .  Walter International, Inc., an oil and gas
                                 exploration and production company located in Houston, Texas

                       ARTHUR ANDERSEN LLP



             Report of Independent Public Accountants
             ----------------------------------------



To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 26, 1996, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                    Arthur Andersen LLP

Detroit, Michigan,
  May 10, 1996.

                                                   CMS Energy Corporation
                                              Consolidated Statements of Income
                                                         (Unaudited)
                                                           Three Months Ended           Twelve Months Ended
                                                                March 31                      March 31
                                                            1996         1995            1996          1995
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                        $  591       $  540          $2,328        $2,185
  Gas utility                                                546          482           1,259         1,105
  Oil and gas exploration and production                      31           32             107            94
  Independent power production                                21           23              94            60
  Natural gas transmission, storage and marketing             83           38             241           140
  Other                                                        3            2              19             6
                                                          -------      -------         -------       -------
      Total operating revenue                              1,275        1,117           4,048         3,590
                                                          -------      -------         -------       -------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                              73           67             289           294
    Purchased power - related parties                        140          124             507           484
    Purchased and interchange power                           47           36             207           156
    Cost of gas sold                                         410          308             923           721
    Other                                                    168          160             706           638
                                                          -------      -------         -------       -------
      Total operation                                        838          695           2,632         2,293
  Maintenance                                                 40           46             180           194
  Depreciation, depletion and amortization                   124          114             426           390
  General taxes                                               59           56             199           178
                                                          -------      -------         -------       -------
      Total operating expenses                             1,061          911           3,437         3,055
                                                          -------      -------         -------       -------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                           103           87             378           331
  Gas utility                                                 91           91             151           143
  Oil and gas exploration and production                       9           15              24            22
  Independent power production                                 6           13              39            31
  Natural gas transmission, storage and marketing              8            3              19             9
  Other                                                       (3)          (3)              -            (1)
                                                          -------      -------         -------       -------
      Total pretax operating income                          214          206             611           535
                                                          -------      -------         -------       -------
INCOME TAXES                                                  57           54             133           111
                                                          -------      -------         -------       -------
NET OPERATING INCOME                                         157          152             478           424
                                                          -------      -------         -------       -------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                             3            3              11            12
  Accretion expense                                           (7)          (8)            (30)          (34)
  Other income taxes, net                                      3            1              14            11
  Other, net                                                   2            5               7            19
                                                          -------      -------         -------       -------
      Total other income                                       1            1               2             8
                                                          -------      -------         -------       -------
FIXED CHARGES
  Interest on long-term debt                                  57           56             225           203
  Other interest                                               7            5              29            20
  Capitalized interest                                        (2)          (1)             (9)           (6)
  Preferred stock dividends                                    7            7              28            28
  Preferred securities distributions                           1            -               1             -
                                                          -------      -------         -------       -------
      Net fixed charges                                       70           67             274           245
                                                          -------      -------         -------       -------
NET INCOME                                                $   88       $   86          $  206        $  187
                                                          =======      =======         =======       =======
NET INCOME ATTRIBUTABLE TO COMMON STOCKS
  CMS Energy                                              $   76       $   86          $  191        $  187
                                                          =======      =======         =======       =======
  Class G                                                 $   12       $    -          $   15        $    -
                                                          =======      =======         =======       =======
AVERAGE COMMON SHARES OUTSTANDING
  CMS Energy                                                  92           87              90            86
                                                          =======      =======         =======       =======
  Class G                                                      8            -               8             -
                                                          =======      =======         =======       =======
EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy                                              $  .83       $  .99          $ 2.12        $ 2.17
                                                          =======      =======         =======       =======


  Class G                                                 $ 1.50       $    -          $ 1.90        $    -
                                                          =======      =======         =======       =======
DIVIDENDS DECLARED PER COMMON SHARE
  CMS Energy                                              $  .24       $  .21          $  .93        $  .81
                                                          =======      =======         =======       =======
  Class G                                                 $  .28       $    -          $  .84        $    -
                                                          =======      =======         =======       =======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                   CMS Energy Corporation
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)



                                                                   Three Months Ended        Twelve Months Ended
                                                                        March 31                   March 31
                                                                    1996         1995         1996          1995
                                                                                                      In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  88        $  86        $ 206         $ 187
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $13, $13,
          $51 and $49, respectively)                                 124          114          426           390
        Capital lease amortization                                     9           10           36            30
        Debt discount amortization                                     -            8           16            36
        Deferred income taxes and investment tax credit                6           29           52            68
        Accretion expense                                              7            8           30            34
        Accretion income - abandoned Midland project                  (3)          (3)         (11)          (12)
        Undistributed earnings of related parties                    (21)         (12)         (62)          (33)
        MCV power purchases - settlement (Note 2)                    (12)         (37)        (112)         (102)
        Other                                                          7            -           14             4
        Changes in other assets and liabilities                      144          127          106           (45)
                                                                   ------       ------       ------        ------
          Net cash provided by operating activities                  349          330          701           557
                                                                   ------       ------       ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                  (110)        (131)        (514)         (592)
  Investments in partnerships and unconsolidated subsidiaries        (71)         (11)        (301)          (41)
  Acquisition of companies, net of cash acquired                     (20)        (156)         (10)         (156)
  Investments in nuclear decommissioning trust funds                 (13)         (13)         (51)          (49)
  Cost to retire property, net                                        (6)          (9)         (39)          (41)
  Deferred demand-side management costs                               (2)          (2)         (10)          (11)
  Other                                                               (3)          (4)         (12)           (9)
  Proceeds from sale of property                                       -            -           22            20
                                                                   ------       ------       ------        ------
          Net cash used in investing activities                     (225)        (326)        (915)         (879)
                                                                   ------       ------       ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans, notes and bonds                          339          208          464           869
  Proceeds from preferred securities                                  97            -           97             -
  Issuance of common stock                                             8            9          159            26
  Increase (decrease) in notes payable, net                         (303)        (204)         (97)          135
  Repayment of bank loans                                           (246)          (9)        (255)         (427)
  Payment of common stock dividends                                  (24)         (18)         (90)          (70)
  Payment of capital lease obligations                                (9)         (10)         (36)          (29)
  Retirement of bonds and other long-term debt                         -          (11)         (33)         (181)
  Retirement of common stock                                           -            -           (1)           (1)
                                                                   ------       ------       ------        ------
          Net cash provided by (used in) financing activities       (138)         (35)         208           322
                                                                   ------       ------       ------        ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS       (14)         (31)          (6)            -

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD              56           79           48            48
                                                                   ------       ------       ------        ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $  42        $  48        $  42         $  48
                                                                   ======       ======       ======        ======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                                   CMS Energy Corporation
                                                 Consolidated Balance Sheets


                                                                       March 31                    March 31
                                                                         1996      December 31       1995
                                                                     (Unaudited)       1995      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $6,130        $6,103        $5,826
  Gas                                                                    2,287         2,218         2,115
  Oil and gas properties (full-cost method)                              1,096         1,074           978
  Other                                                                     86           105            55
                                                                        ------        ------        ------
                                                                         9,599         9,500         8,974
  Less accumulated depreciation, depletion and amortization              4,747         4,627         4,405
                                                                        ------        ------        ------
                                                                         4,852         4,873         4,569
  Construction work-in-progress                                            200           201           257
                                                                        ------        ------        ------
                                                                         5,052         5,074         4,826
                                                                        ------        ------        ------
INVESTMENTS
  Independent power production                                             297           275           262
  Natural gas transmission, storage and marketing                          231           193            41
  First Midland Limited Partnership (Note 2)                               226           225           219
  Midland Cogeneration Venture Limited Partnership (Note 2)                104           103            83
  Other                                                                     25            22            16
                                                                        ------        ------        ------
                                                                           883           818           621
                                                                        ------        ------        ------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                               42            56            48
  Accounts receivable and accrued revenue, less
    allowances of $3, $4 and $4, respectively (Note 7)                     356           296           149
  Inventories at average cost
    Gas in underground storage                                              39           184            80
    Materials and supplies                                                  85            83            79
    Generating plant fuel stock                                             16            37            27
  Deferred income taxes                                                     22            24            37
  Prepayments and other                                                    190           230           178
                                                                        ------        ------        ------
                                                                           750           910           598
                                                                        ------        ------        ------
NON-CURRENT ASSETS
  Postretirement benefits                                                  458           462           473
  Nuclear decommissioning trust funds                                      323           304           236
  Abandoned Midland project                                                126           131           143
  Other                                                                    451           444           441
                                                                        ------        ------        ------
                                                                         1,358         1,341         1,293
                                                                        ------        ------        ------
TOTAL ASSETS                                                            $8,043        $8,143        $7,338
                                                                        ======        ======        ======







                                                                       March 31                    March 31
                                                                         1996      December 31       1995
                                                                     (Unaudited)       1995      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (Note 7)
  Common stockholders' equity                                           $1,541        $1,469        $1,209
  Preferred stock of subsidiary                                            356           356           356
  Company-obligated mandatorily redeemable preferred
    securities of Consumers Power Company Financing I (a)                  100             -             -
  Long-term debt                                                         3,110         2,906         2,787
  Non-current portion of capital leases                                    108           106           103
                                                                        ------        ------        ------
                                                                         5,215         4,837         4,455
                                                                        ------        ------        ------



CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                      97           207           180
  Notes payable                                                             38           341           135
  Accounts payable                                                         267           304           160
  Accrued taxes                                                            223           256           172
  Power purchases - settlement (Note 2)                                     90            90            95
  Accounts payable - related parties                                        60            53            54
  Accrued interest                                                          49            45            30
  Accrued refunds                                                           28            22            35
  Other                                                                    187           192           166
                                                                        ------        ------        ------
                                                                         1,039         1,510         1,027
                                                                        ------        ------        ------



NON-CURRENT LIABILITIES
  Deferred income taxes                                                    638           640           604
  Postretirement benefits                                                  539           533           549
  Power purchases - settlement (Note 2)                                    215           221           295
  Deferred investment tax credits                                          168           171           178
  Regulatory liabilities for income taxes, net                              53            44            29
  Other                                                                    176           187           201
                                                                        ------        ------        ------
                                                                         1,789         1,796         1,856
                                                                        ------        ------        ------



COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)


TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $8,043        $8,143        $7,338
                                                                        ======        ======        ======


(a) As described in Note 7 to the Consolidated Financial Statements, the primary asset of Consumers Power Company
Financing I is $103 million principal amount of 8.36% subordinated interest notes due 2015 from Consumers.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                   CMS Energy Corporation
                                   Consolidated Statements of Common Stockholders' Equity
                                                         (Unaudited)



                                                                  Three Months Ended                Twelve Months Ended
                                                                       March 31                          March 31
                                                                  1996         1995                 1996          1995
                                                                                                            In Millions
COMMON STOCK
  At beginning and end of period                                $    1       $    1               $    1        $    1
                                                                -------      -------              -------       -------

OTHER PAID-IN CAPITAL
  At beginning of period                                         1,951        1,701                1,734         1,684
  Common stock reacquired                                            -            -                   (1)           (1)
  Common stock issued:
    CMS Energy                                                       7           33                  100            50
    Class G                                                          1            -                  125             -
  Common stock reissued                                              -            -                    1             1
                                                                -------      -------              -------       -------
      At end of period                                           1,959        1,734                1,959         1,734
                                                                -------      -------              -------       -------

REVALUATION CAPITAL
  At beginning of period                                            (8)           -                    1             1
  Change in unrealized investment-gain (loss)                        -            1                   (9)            -
                                                                -------      -------              -------       -------
      At end of period                                              (8)           1                   (8)            1
                                                                -------      -------              -------       -------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                          (475)        (595)                (527)         (644)
  Net income                                                        88           86                  206           187
  Common stock dividends declared:
    CMS Energy                                                     (22)         (18)                 (84)          (70)
    Class G                                                         (2)           -                   (6)            -
                                                                -------      -------              -------       -------
      At end of period                                            (411)        (527)                (411)         (527)
                                                                -------      -------              -------       -------
TOTAL COMMON STOCKHOLDERS' EQUITY                               $1,541       $1,209               $1,541        $1,209
                                                                =======      =======              =======       =======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                            CMS Energy Corporation
             Condensed Notes to Consolidated Financial Statements


These financial statements and their related condensed notes should be read along with the consolidated financial statements and notes contained in the 1995 Form 10-K of CMS Energy Corporation that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


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

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three and twelve month periods ended March 31, 1996, undistributed equity earnings were $21 million and $62 million, respectively and $12 million and $33 million for the three and twelve month periods ended March 31, 1995.


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

Power Purchases from the MCV Partnership:   Consumers' annual obligation
to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the end of the PPA. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity.

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

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC-authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. If Consumers is unable to sell any capacity above the 1993 MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.





                                            After-tax, In Millions
                                    1996  1997  1998  1999    2000
- --------------------------------------------------------------------------
Estimated cash underrecoveries       $56   $55   $ 8   $ 9     $ 7

Possible additional
underrecoveries and losses (a)        20    22    72    72      74
==========================================================================
(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

Under the Settlement Order, capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs, but the MPSC will determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. The MCV Partnership did not object to the Settlement Order. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals and in March 1996, the Court of Appeals affirmed the Settlement Order.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including Consumers' electric rate case (see
Note 3) and cost recovery for the entire 325 MW of MCV Facility capacity above the MPSC's currently authorized 915 MW level. Consumers does not anticipate the need for an additional loss to be recorded above the amount anticipated in 1992 if the settlement agreement is adopted as proposed. For further information regarding this proposed settlement, see Note 3.

At March 31, 1996 and December 31, 1995, the after-tax present value of the Settlement Order liability totaled $198 million and $202 million, respectively. The reduction in the liability since December 31, 1995, reflects after-tax cash underrecoveries of $8 million, partially offset by after-tax accretion expense of $4 million. The undiscounted after-tax amount associated with the liability totaled $593 million at March 31, 1996.

In 1994 and 1995, Consumers paid $44 million to terminate power purchase agreements with the developers of two proposed independent power projects totaling 109 MW. As part of the proposed settlement reached with the MPSC staff (see Note 3), Consumers is seeking to utilize less-expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Cost recovery for this contract capacity would start in 1996. Even if Consumers is not allowed to substitute MCV Facility capacity for the capacity to be provided under the terminated agreements, Consumers believes that the MPSC would still approve recovery of the buyout costs due to the significant customer savings resulting from the terminated power purchase agreements. As a result, Consumers has recorded a regulatory asset of $44 million.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of the 1993 and 1994 plan case orders, the MPSC confirmed the recovery of certain costs related to power purchases from the MCV Partnership. ABATE or the Attorney General appealed these plan case orders to the Court of Appeals. In February 1996, the Court of Appeals affirmed the MPSC's order in the 1993 plan case.

As part of its decision in the 1993 PSCR reconciliation case issued February 23, 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believes this is contrary to the terms of the Settlement Order and has appealed the February 23 order on this issue. The MCV Partnership and ABATE have also filed separate appeals of this order.


3:   Rate Matters

Electric Rate Proceedings: In late 1994, Consumers filed a request with the MPSC to increase its retail electric rates. The request included provisions for ratemaking treatment of the 325 MW of MCV Facility contract capacity above 915 MW. Early in 1996, the MPSC issued a partial final order in this case, granting Consumers a $46 million annual increase in its electric retail rates. This order authorized a 12.25 percent return on common equity. However, it did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be addressed in connection with its consideration of the proposed settlement agreement discussed below.

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

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Some of these issues were preliminarily addressed in February 1996 when the MPSC issued a partial final order in Consumers' electric rate case. If fully adopted, the settlement agreement would: provide for cost recovery of the entire 325 MW of uncommitted MCV Facility capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; and accelerate recovery of nuclear plant investment. Consumers expects a final order by mid-1996.

Gas Rates: As part of an agreement approved by the MPSC, Consumers filed a gas rate case in December 1994 that incorporated cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites (see Note 4). In March 1996, the MPSC issued a final order in this case, authorizing recovery of costs related to postretirement benefits and former manufactured gas plant sites. Overall however, the order decreased Consumers' gas rates by $11.7 million annually and authorized an 11.6 percent return on common equity, a decrease from the 13.25 percent previously authorized.
Consumers has filed a petition for rehearing with the MPSC, requesting, among other things, recovery of certain gas losses, as well as reconsideration of issues in the order that Consumers believes provide disincentives to competition. The relief requested in the petition for rehearing, if granted in its entirety, would result in a $5.5 million annual rate reduction compared with the $11.7 million reduction.

GCR Matters: In 1993, the MPSC issued an order favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers. In early 1995, management concluded that the intrastate producers' pending appeals of the order would not be successful and accordingly, reversed a previously accrued contingency and recorded a $23 million (pretax) benefit. The MPSC order was affirmed by the Court of Appeals in June 1995. The producers have petitioned the Michigan Supreme Court for review.

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

Resolution of the issues discussed in this note is not expected to have a material impact on CMS Energy's or Consumers' financial position or results of operations.


4:   Commitments, Contingencies and Other

Environmental Matters: Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At March 31, 1996, Consumers has accrued a liability for its estimated losses.

The Michigan Natural Resources and Environmental Protection Act was substantially amended in June 1995. This Michigan law bears some similarities to the federal Superfund law. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Three of the four plans submitted by Consumers have been approved by the DNR or the Michigan Department of Environmental Quality. The findings for two remedial investigations indicate that the expenditures for remedial action at those sites are likely to be less than previously estimated; however, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At March 31, 1996, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and legal and regulatory requirements, could effect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order issued in early 1996, Consumers is deferring environmental clean-up costs incurred at these sites and amortizing these costs over 10 years. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

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

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $965 million for 1996, $770 million for 1997 and $745 million for 1998.

Other: As of March 31, 1996, CMS Energy or its subsidiaries have guaranteed up to $71 million in contingent obligations of unconsolidated affiliates and other parties.

In August 1995 CMS Generation was served a complaint, which was filed in the U.S. District Court in Denver, alleging multiple claims relating to a business project in the Philippines. Plaintiffs have claimed approximately $85 million in direct damages, indirect damages in a like amount, plus punitive damages, interest, and attorney's fees. CMS Generation is vigorously contesting this action.

Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At March 31, 1996, Consumers had 33 separate stray voltage lawsuits awaiting trial court action.

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


5:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 which estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered that Consumers review and file estimated decommissioning costs with the MPSC in 1998.

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks. As of March 31, 1996, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

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


6: Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended March 31 were:

                                                                 In Millions
                                   Three Months Ended    Twelve Months Ended
                                   1996          1995    1996           1995
- -------------------------------------------------------------------------
Cash transactions
  Interest paid (net
    of amounts capitalized)        $ 56          $ 60   $ 203          $ 170
  Income taxes paid
    (net of refunds)                  2             -      36             39

Non-cash transactions
  Nuclear fuel placed under
    capital lease                  $  -           $ 7   $  20          $  25
  Other assets placed under
    capital leases                    1             2       4             15
  Common Stock issued to
    acquire companies                 -            24      66             24
  Assumption of debt                  -            16       4             16
  Capital leases refinanced           -             -      21              -
==========================================================================

7: Short-Term And Long-Term Financings, Capitalization and Other

CMS Energy

In the first quarter of 1996, CMS Energy filed a shelf-registration with the SEC for the issuance and sale of up to $125 million of GTNs, Series B, with net proceeds to be used for general corporate purposes. As of April 30, 1996, CMS Energy had issued and outstanding approximately $250 million of Series A and $30 million of Series B GTNs with a weighted-average interest rates of 7.7 and 8.0 percent, respectively.

Consumers

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $145 million that are used to finance seasonal working capital requirements. At March 31, 1996, a total of $38 million was outstanding at a weighted-average interest rate of 6.2 percent, compared with $133 million outstanding at March 31, 1995, at a weighted-average interest rate of 7.0 percent. Consumers has an established $500 million trade receivables purchase and sale program. At March 31, 1996 and 1995, receivables sold under the agreement totaled $280 million and $300 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In January 1996, 4 million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through Consumers Power Company Financing I, a business trust wholly owned by Consumers. Net proceeds from the sale totaled $97 million. The business trust was formed for the sole purpose of issuing preferred securities and the primary asset of the trust is $103 million of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers. The obligations of Consumers with respect to the preferred securities under the notes that mature in 2015, the indenture under which the notes are issued, Consumers' guarantee of the preferred securities and the Declaration of Trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Preferred Securities.

CMS NOMECO

In March 1996, CMS NOMECO refinanced its $140 million revolving credit agreement with a $225 million revolving credit agreement. As of March 31, 1996, $120 million remains outstanding, under the new agreement, with a weighted-average interest rate of 6.0 percent.

CMS Generation

In January 1996, CMS Generation refinanced a one year $118 million bridge credit facility for the HYDRA-CO acquisition with a $110 million, five-year term loan. As of March 31, 1996, $107 million remains outstanding with a weighted-average interest rate of 7.5 percent.


8:   Earnings Per Share and Dividends

Earnings per share attributable to Common Stock, for the twelve month period ended March 31, 1996 reflect the performance of the Consumers Gas Group since initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock participates in earnings and dividends from the issue date. The earnings (loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted-average number of shares outstanding.

Earnings (loss) attributable to outstanding Class G Common Stock are equal to the Consumers Gas Group net income (loss) multiplied by a fraction, the numerator is the weighted-average number of Outstanding Shares during the period and the denominator represents the weighted-average number of Outstanding Shares and Retained Interest Shares during the period.

The earnings attributable to Class G Common Stock on a per share basis, for the three months ended March 31, 1996, are based on 23.72 percent of the income of the Consumers Gas Group. Earnings per share for Class G Common Stock are omitted from the statements of income for the periods reported prior to the periods ended September 30, 1995, since the Class G Common Stock was not part of the equity structure of CMS Energy. For purpose of analysis, following are pro forma data for the three months ended March 31, 1995 and the year ended December 31, 1995 which give effect to the issuance and sale of 7.52 million shares of Class G Common Stock (representing 23.50 percent of the equity attributable to the Consumers Gas Group) on January 1, 1994, and actual data for the three months ended March 31, 1996.















                                     In Millions, Except Per Share Amounts
                                     Actual            Pro Forma    Pro Forma
                         Three Months Ended   Three Months Ended   Year Ended
                         ------------------   ------------------   ----------
                                   March 31             March 31  December 31
                                       1996                 1995         1995
- --------------------------------------------------------------------------
Net Income                           $   88               $   86       $  204

Net Income attributable to
 CMS Energy Common Stock             $   76               $   74       $  189

Net Income attributable to
 outstanding Class G
 Common Stock                        $   12               $   12       $   15

Average shares outstanding:
  CMS Energy Common Stock            91.664               86.918       88.810
  Class G Common Stock                7.627                7.520        7.536

Earnings per share attributable
 to CMS Energy Common Stock          $ 0.83               $ 0.86       $ 2.14

Earnings per share attributable
 to outstanding Class G
 Common Stock                        $ 1.50               $ 1.55       $ 1.93
==========================================================================
In April 1996, the Board of Directors declared quarterly dividends of $.24 per share on CMS Energy Common Stock and $.28 per share on Class G Common Stock.

                            CMS Energy Corporation
                     Management's Discussion and Analysis


This MD&A should be read along with the MD&A in the 1995 Form 10-K of CMS Energy. This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking information. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this Form 10-Q, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

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


Consolidated earnings for the quarters ended March 31, 1996 and 1995

Consolidated net income totaled $88 million or $.83 per CMS Energy Common share for the first quarter of 1996, compared to net income of $86 million or $.99 per CMS Energy Common share for the first quarter of 1995. The $2 million increase reflects increased electric utility sales resulting from Michigan's continuing economic growth, the impact of a 1996 electric utility rate increase and higher gas utility deliveries due to increased growth and colder weather experienced in the first quarter of 1996. Partially offsetting this increase in net income was the reversal of a gas contract contingency which benefited the 1995 period (see Note 3). The decrease in earnings per share attributable to CMS Energy Common Stock for the first quarter of 1996 compared to the first quarter of 1995, primarily reflects comparatively lower net income (reflecting the above 1995 non-recurring item) and the net income attributable to Class G Common stock. Class G Common stock was issued in the third quarter of 1995.


Consolidated earnings for the 12 months ended March 31, 1996 and 1995

Consolidated net income totaled $206 million or $2.12 per CMS Energy Common share for the 12 months ended March 31, 1996, compared to $187 million or $2.17 per CMS Energy Common share for the 12 months ended March 31, 1995. The $19 million increase reflects both higher electric utility sales and gas utility deliveries and the impact of increased electric utility rates which became effective in early 1996. Partially offsetting this increase was the recognition of DSM incentive revenue and the reversal of previously recorded gas contingencies (see Note 3) in the 1995 period, and increased operating expenses in the 1996 period. The decrease in CMS Energy Common Stock earnings per share for the 12 months ended March 31, 1996, compared to the corresponding period in the prior year, primarily reflects comparatively lower net income (reflecting the above 1995 non-recurring items) and the net income attributable to Class G Common stock. Class G Common stock was issued in the third quarter of 1995.


Cash Position, Financing and Investing

CMS Energy's primary ongoing source of operating cash is dividends from its subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities. CMS Energy's consolidated cash from operations is derived mainly from Consumers' sale and transportation of natural gas, its generation, transmission, and sale of electricity and CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations totaled $349 million and $330 million for the first quarters of 1996 and 1995, respectively. Increased cash resulting from higher sales of utility electricity, improved gas utility deliveries, lower cash losses associated with the PPA, and CMS NOMECO's increased sale of oil and natural gas was partially offset by the timing of cash payments related to Consumers' operations. CMS Energy primarily uses its operating cash to expand its international businesses, maintain and expand its electric and gas utility systems, retire portions of its long-term debt and pay dividends.

Financing Activities: Net cash used in financing activities totaled $138 million and $35 million for the first quarters of 1996 and 1995, respectively. The increase of $103 million reflects a decrease in notes payable and refinancing of bank loans offset by increased cash of $97 million from the sale of Trust Originated Preferred Securities through Consumers Power Company Financing I (see Note 7).

In October 1995, CMS NOMECO filed a registration statement with the SEC for an initial public offering of not more than 20 percent of CMS NOMECO common stock. CMS Energy will continue to evaluate market conditions for a possible offering of CMS NOMECO common stock.

In the first quarter of 1996, CMS Energy filed a shelf-registration statement with the SEC for the issuance and sale of up to $125 million of GTNs, Series B, with net proceeds to be used for general corporate purposes. As of April 30, 1996, CMS Energy had issued and outstanding approximately $250 million of GTNs, Series A and $30 million of GTNs, Series B with weighted-average interest rates of 7.7 percent and 8.0 percent, respectively.

In the first quarter of 1996, CMS Generation refinanced its $118 million bridge credit facility for the acquisition of HYDRA-CO with a $110 million, five-year term loan. As of March 31, 1996, $107 million remains outstanding with a weighted-average interest rate of 7.5 percent.

In the first quarter of 1996, CMS NOMECO refinanced its $140 million revolving credit agreement with a $225 million revolving credit agreement. As of March 31, 1996, $120 million remains outstanding, under the new agreement, with a weighted-average interest rate of 6.0 percent.

In February 1996, CMS Energy paid $22 million in cash dividends to holders of CMS Energy Common Stock and $2 million in cash dividends to holders of Class G Common Stock. In April 1996, the Board of Directors declared quarterly dividends $.24 per share on CMS Energy Common Stock and $.28 per share on Class G Common Stock.

In April 1996, Consumers declared a $75 million common dividend to be paid in May 1996. Consumers had temporarily suspended its common dividends in mid-1995 to improve the equity portion of its capital structure.

Investing Activities: Net cash used in investing activities totaled $225 million and $326 million for the first quarters of 1996 and 1995, respectively. The decrease of $101 million primarily reflects the acquisition of HYDRA-CO in the first quarter of 1995 partially offset by an increase in 1996 in investments in partnerships and unconsolidated subsidiaries. CMS Energy's expenditures for its utility and international businesses were $86 million and $117 million, respectively.

Financing and Investing Outlook: CMS Energy has available, unsecured, committed lines of credit totaling $105 million and a $450 million credit facility. At March 31, 1996, CMS Energy has utilized a total of $242 million under these facilities. CMS Energy will continue to evaluate the capital markets in 1996 as a source of financing its subsidiaries' investing activities and required debt retirements.

Consumers has several available, unsecured, committed lines of credit totaling $145 million and a $425 million working capital facility. At March 31, 1996, Consumers had a total of $38 million outstanding under these facilities. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996.
Consumers uses short-term borrowings to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At March 31, 1996 and 1995, receivables sold totaled $280 million and $300 million, respectively.


Electric Utility Results of Operations


                                                                 In Millions
                                                     Pretax Operating Income

                                             Quarter ended   12 months ended
                                             1996 compared     1996 compared
                                                 with 1995         with 1995

Sales                                                $ 9                $ 66
Rate increases and
 other regulatory issues                               9                   8
Operations and maintenance                             4                   2
General taxes and depreciation                        (6)                (29)
                                                   -------           -------
     Total change                                    $16                $ 47
                                                   =======           =======

Electric Sales: Electric sales during the first quarter of 1996 were 9.0 billion kWh, a 4.0 percent increase from 1995 levels. The increase included a 2.6 percent increase in sales to Consumers' ultimate customers. Residential and commercial sales increased 7.3 percent and 5.6 percent, respectively, while industrial sales decreased 3.1 percent, compared with the corresponding period in 1995. Industrial sales were adversely impacted by the General Motors strike which was resolved in late March 1996. Electric sales during the 12 months ended March 31, 1996 were 35.9 billion kWh, a 3.7 percent increase from 1995 levels. The increase included a 4.6 percent increase in sales to Consumers' ultimate customers. During the period, residential, commercial and industrial sales increased
7.7 percent, 5.8 percent and .9 percent, respectively.

Power Costs: Power costs totaled $260 million and $227 million for the three-month periods ending March 31, 1996 and 1995, respectively. The $33 million increase primarily reflects greater power purchases from outside sources to meet increased sales demand. Power costs totaled $1,003 million and $934 million during the 12-month periods ending March 31, 1996 and 1995, respectively. The $69 million increase primarily reflects greater power purchases from outside sources to meet increased sales demand.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the end of the PPA. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals and in March 1996, the Court of Appeals affirmed the Settlement Order. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $8 million for the first three months of 1996. Estimated after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

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

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including the electric rate case (discussed below) and cost recovery for the entire 325 MW of MCV Facility capacity above the MPSC's currently authorized 915 MW level. Consumers does not anticipate the need for an additional loss to be recorded above the amount anticipated in 1992 if the settlement agreement is adopted as proposed. For further information regarding the settlement, see Note 3.

In 1994 and 1995, Consumers terminated power purchase agreements with the developers of a proposed 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. To replace this capacity, 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers would be used. For further information, see Note 2.

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

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues. One of these issues, Consumers' electric rate case, was addressed, in part, by the order discussed above. If fully adopted, the settlement agreement would resolve Consumers' depreciation and special competitive service cases (discussed below) and cost recovery of the entire 325 MW of uncommitted MCV Facility capacity. Consumers expects a final order by mid-1996. For more information regarding the electric rate order and the settlement, see Note 3.

In 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects to the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. The ALJ issued a proposal for decision in this case that recommended the MPSC reject Consumers' position regarding the reallocation of Consumers' depreciation reserve and plant investment. This case is currently part of the proposed settlement. In the settlement proposal, Consumers requested that depreciation of certain plants (including nuclear plants) be accelerated while holding overall depreciation rates level.

Special Rates: Consumers currently has a request before the MPSC that, would allow Consumers a certain level of rate-pricing flexibility to respond to customers' alternative energy options. This request has also been consolidated into the settlement proceeding discussed above.

Electric Capital Expenditures: In April 1996, a seven company consortium in which CMS Gas and Electric holds a 40 percent interest, acquired a 90 percent ownership interest in EDSEER S.A., an electric distribution utility serving northeastern Argentina's Entre Rios Province for $161 million. EDEER S.A., with 1995 revenue of $105 million and electric sales of 1.1 billion kWh, serves over 200,000 customers, primarily residential and commercial, in a 55,000 square kilometer area. CMS Gas and Electric, as lead operator, anticipates taking over operation of the utility in May 1996.

CMS Energy and Consumers estimate capital expenditures, including new lease commitments, related to electric utility operations of $380 million for 1996, $285 million for 1997 and $290 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses and CMS Energy's capital expenditures relating to its international energy distribution operations.

Electric Environmental Matters: The 1990 amendment of the federal Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Final acid rain program nitrogen oxide regulations are expected to be issued in 1996. Management believes that Consumers' annual operating costs will not be materially affected.

The Michigan Natural Resources and Environmental Protection Act was substantially amended in 1995 and bears some similarities to the Federal Superfund law. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that Consumers' liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations. For further information regarding electric environmental matters, see Note 7.

Nuclear Matters: In 1995, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report recognized improved performance at the plant, specifically in the areas of Engineering and Plant Operations. In the report, the NRC noted areas which continue to require management's attention, but also recognized the development and implementation of plans for corrective action designed to address previously identified weak areas. The report noted that performance in the areas of Maintenance and Plant Support was good and remained unchanged.

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consequently, Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. In 1996, Consumers plans to unload and replace one of the casks where a minor flaw has been detected. For further information, see Note 8.

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

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At March 31, 1996, Consumers had 33 separate stray voltage lawsuits awaiting trial court action. CMS Energy believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations.


Consumers Gas Group Results of Operations

                                                                 In Millions
                                                     Pretax Operating Income

                                             Quarter ended   12 months ended
                                             1996 compared     1996 compared
                                                 with 1995         with 1995

Sales                                                $ 22              $ 53
Reversal of gas contingencies                         (23)              (34)
Recovery of gas costs and
 other regulatory issues                                2                 6
Operations and maintenance                              3                (6)
General taxes and depreciation                         (4)              (11)
                                                     -----             -----
     Total change                                    $  -              $  8
                                                     =====             =====

Gas Deliveries: Gas sales during the first quarter of 1996 totaled 126 bcf, a 15.7 percent increase from 1995 levels, and total system deliveries, excluding transport to the MCV Facility, increased 14.8 percent from 1995 levels. On a weather-adjusted basis, total system deliveries increased 8.5 percent, reflecting significant growth resulting from customer additions and conversions to natural gas from alternative fuels. For the 12 months ended March 31, 1996, gas sales totaled 271 bcf, a 19.0 percent increase from the corresponding period ended March 31, 1995, and total system deliveries, excluding transport to the MCV Facility, increased 17.8 percent.

Cost of Gas Sold: Cost of gas sold totaled $345 million and $281 million for the first quarters of 1996 and 1995, respectively. The increase of $64 million was the result of increased sales. The increased costs also reflect the reversal of a $23 million gas supplier contingency during the first quarter of 1995. The cost of gas sold totaled $735 million and $608 million for the 12 months ended March 31, 1996 and 1995, respectively.
The increase of $127 million was also the result of increased sales offset by the reversal of the gas supplier contingency of $23 million in the 1995 period.


Consumers Gas Group Issues

Gas Rate Proceedings: In early 1996, the MPSC issued a final order in Consumers' gas rate case, decreasing Consumers' gas rates by $11.7 million annually. The MPSC order authorized an 11.6 percent return on common equity. Consumers has filed a petition for rehearing with the MPSC, requesting, among other things, recovery of certain gas losses, as well as reconsideration of issues in the order that Consumers believes provide disincentives to competition. The relief requested in the petition, if granted in its entirety, would result in a $5.5 million annual rate reduction compared with the $11.7 million reduction.

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

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $130 million for 1996, $110 million for 1997 and $105 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs.
At March 31, 1996, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could effect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order, Consumers is deferring environmental clean-up costs and amortizing these costs over 10 years. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 7.


Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three months ended March 31, 1996 decreased $6 million from the same period in 1995, primarily due to recognition of a gain from assignment and novation of a gas supply contract recorded in the first quarter of 1995 partially offset by higher oil and gas prices and volumes in the first quarter of 1996. Pretax operating income for the 12 months ended March 31, 1996 increased $2 million from the 12 months ended March 31, 1995, primarily due to higher sales volumes and oil prices partially offset by lower average market prices for gas and the gains from the assignment and novation of a gas supply contracts in 1995.

Capital Expenditures: Capital expenditures for the three months ended March 31, 1996 totaled $27 million, primarily for development of existing oil and gas reserves.

CMS Energy currently plans to invest $405 million from 1996 to 1998 in its oil and gas exploration and production operations. These capital expenditures will be concentrated in North and South America and offshore west Africa.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three months ended March 31, 1996 decreased $7 million from 1995 levels, primarily reflecting lower capacity sales by the MCV Partnership. Pretax operating income for the 12 months ended March 31, 1996 increased $8 million from the 12 months ended March 31, 1995, primarily reflecting additional generating capacity and improved equity earnings.

Capital Expenditures and Other: In April 1996, CMS Generation and ABB signed agreements with Morocco's national utility, Office National de l'Electricite, for the privatization, expansion and operation of the Jorf Lasfar coal-fueled power plant located southwest of Casablanca. The agreements cover purchase and operation of two existing 330 MW units and construction and operation of another two 330 MW units by CMS Generation and ABB. CMS Energy posted a $30 million conditional letter of credit to ensure performance under the agreements. CMS Generation and ABB each will hold 50 percent interest in the transaction. Financial closing is expected by year end, with construction of the second two units to begin shortly thereafter.

In the first quarter of 1996, CMS Generation increased its ownership interest from 51 percent to 78 percent in its Centrales Termicas Mendoza electric generating plant in western Argentina's Mendoza Province.
CMS Generation currently plans to invest $185 million in the Mendoza plant to refurbish and repower the facility resulting in an increase in its capacity from 260 MW to over 400 MW.

Capital expenditures for the three months ended March 31, 1996 totaled $15 million related to expanding ownership in existing facilities.

CMS Energy currently plans to invest $515 million relating to its independent power production operations from 1996 to 1998. CMS Generation will pursue acquisitions and development of electric generating plants in the United States, Latin America, southern Asia, the Pacific Rim region and North Africa.


Natural Gas Transmission, Storage and Marketing

Pretax Operating Income: Pretax operating income for the three and 12 months ended March 31, 1996 increased $5 million and $10 million, respectively, over the same periods ended March 31, 1995, primarily reflecting earnings from new pipeline investments and the continued growth of existing projects and gas marketed to end-users.

Capital Expenditures and Other: In April 1996, CMS Gas Transmission signed a purchase agreement to sell its 50 percent ownership interest in Moss Bluff Gas Storage Systems, a partnership that owns a gas storage facility, to its partner, MHP, and MHP will sell its 50 percent ownership interest to CMS Gas Transmission in the Grands Lacs Limited Partnership, a marketing center for natural gas. CMS Gas Transmission will receive a net cash payment of approximately $26 million. The transaction is anticipated to close no later than June 30, 1996.

In January 1996, CMS Gas Transmission acquired Petal Gas Storage Company, a natural gas storage facility located in Forrest County, Mississippi. The salt dome storage cavern provides up to 3.2 bcf per day of 10-day storage service and has the capability of being refilled in 20 days.

In February 1996, CMS Gas Transmission acquired an ownership interest in Nitrotec Corporation, a proprietary gas technology company. Nitrotec specializes in the development and commercialization of advanced carbon-based adsorption gas separation technologies. Nitrotec recently received approval of patent applications covering its helium removal process and nitrogen rejection process.

Capital expenditures for the three months ended March 31, 1996 totaled $76 million for acquisitions, expansion of existing facilities and construction of new facilities.

CMS Energy currently plans to invest $260 million from 1996 to 1998 relating to its non-utility gas operations, and will continue to pursue development of natural gas storage, gathering and pipeline operations both domestically and internationally. CMS Energy also plans to work toward the development of U.S. regional "market centers" for natural gas through strategic alliances and asset acquisition and development.


Forward-Looking Information

Capital Expenditures: CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total approximately $2.5 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Additionally, CMS Energy will continue to evaluate capital markets in 1996 as a potential source of financing its subsidiaries' investing activities.


                                                                  In Millions
Years Ended December 31                             1996       1997      1998
                                                    ----       ----      ----

Electric utility                                    $380       $285      $290
Gas utility                                          130        110       105
Oil and gas exploration and production               120        135       150
Independent power production                         190        175       150
Natural gas transmission, storage and marketing      145         65        50
                                                    ----       ----      ----
                                                    $965       $770      $745
                                                    ====       ====      ====
These capital expenditures are estimates prepared for planning purposes and are subject to revision. For a breakdown of projected capital expenditures see the individual capital expenditures sections within this MD&A.

Electric Outlook, Sales and Competition: Consumers currently expects approximately 2 percent average annual growth in electric system sales over the next five years. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions or the developing competitive market for electricity as discussed below.

Consumers' retail service is affected by competition in several areas, including: the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities which would displace retail service by Consumers to an entire community; and competition from neighboring utilities which offer flexible rate arrangements designed to encourage movement to their respective service areas. Consumers continues to work toward retaining its current retail service customers.

In an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for competitively discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995. This MPSC order and other MPSC orders approving special long-term sales contracts have been appealed by the Attorney General.

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

In April 1996, the FERC issued two orders which require utilities to provide open access to the interstate transmission grid. The first order requires public utilities owning, controlling, or operating transmission lines in interstate commerce to file non-discriminatory open access tariffs that contain minimum terms and conditions of non-discriminatory service, allows utilities to charge their current conforming transmission rates or apply for new rates, and provides for the full recovery of stranded costs. The order also requires power pools to restructure their ongoing operations and open up to non-utility members. The second order requires utilities to establish electronic systems to share information about available transmission capacity and to separate their wholesale power marketing and transmission operations functions by implementing standards of conduct. These orders will become effective in July 1996.
In addition, the FERC issued a NOPR on April 24, 1996, which proposes for consideration a new system for utilities to use in reserving capacity on their own and others' transmission lines. This would replace certain tariffs included in the first order with a capacity reservation tariff in which participants would reserve firm rights to transfer power between designated receipt and delivery points. Consumers is evaluating these developments and has not determined the impact of the FERC's Orders on its financial position, liquidity or results of operations.

The Governor of the State of Michigan has requested that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry. The MPSC has directed Consumers (and Detroit Edison) to file applications by May 15, 1996, addressing the recommendation of the Michigan Jobs Commission to allow a choice of power suppliers for new industrial and commercial electric load. The Michigan Jobs Commission's recommendations also include related matters, such as the full recovery of utility stranded costs. No new legislation has been introduced. However, Consumers anticipates additional MPSC orders during 1996 which will further define a new electric and gas utility regulatory framework for Michigan.

SFAS 71 allows the deferral of certain costs and the recording of regulatory assets. Management has evaluated Consumers' current regulatory position and believes it continues to support the recognition of Consumers' electric-related regulatory assets. If changes in the industry were to lead to Consumers discontinuing the application of SFAS 71, for all or part of its business, Consumers may be required to write off the portion of any regulatory asset for which no regulatory assurance of recovery continued to exist. Consumers does not believe that there is any current evidence that supports the write-off of any of its electric-related regulatory assets.

Consumers Gas Group Outlook, Competition and Deliveries: Consumers currently anticipates gas deliveries to grow approximately 2 percent per year (excluding transportation to the MCV Facility and off-system deliveries) over the next five years, assuming a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. The emerging use of natural gas vehicles also provides Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions and the level of natural gas consumption.

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

In January 1996, the MPSC issued a Notice of legislative-type hearings to be held in 1996, to assess whether it is appropriate to allow all natural gas customers access to gas transportation service. The MPSC notice designated all eight local distribution companies whose rates are regulated by the MPSC as parties to this proceeding. Consumers has filed its comments with the MPSC, indicating that the MPSC should only direct local distribution companies to file pilot programs designed to test the feasibility of expanded transportation service. Consumers also expressed its position that it is premature to expand transportation service to residential customers.

Under SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.

Other Forward-Looking Information: Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions both domestically and internationally (including those of the FERC and the MPSC) with respect to rates, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, natural gas pipeline and storage facilities, recovery of purchased power, decommissioning costs, and present or prospective wholesale and retail competition, among others. The business and profitability of CMS Energy is also influenced by economic and geographic factors including political and economic risks(particularly those associated with international development and operations, including currency fluctuation), changes in compliance with environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, inflation, capital market conditions, unanticipated development project delays or changes in project costs, and the ability to secure agreement concerning pending negotiations (particularly for projects in development), among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of CMS Energy.

Forward-looking information is included throughout this Form 10-Q.
CMS Energy's material contingencies are also described in the Condensed Notes to Consolidated Financial Statements and should be read accordingly.








































                     (This page intentionally left blank)

                         ARTHUR ANDERSEN LLP




                Report of Independent Public Accountants
                ----------------------------------------


To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of Consumers Power Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, common stockholder's equity and cash flows for the year then ended (not presented herein), and, in our report dated
January 26, 1996, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                               Arthur Andersen LLP

Detroit, Michigan,
  May 10, 1996.

                                                   Consumers Power Company
                                              Consolidated Statements of Income
                                                         (Unaudited)
                                                            Three Months Ended         Twelve Months Ended
                                                                 March 31                     March 31
                                                              1996      1995               1996      1995
                                                                                               In Millions
OPERATING REVENUE
  Electric                                                  $  591    $  540             $2,328    $2,185
  Gas                                                          546       482              1,259     1,105
  Other                                                          4        10                 33        25
                                                            ----------------------------------------------
      Total operating revenue                                1,141     1,032              3,620     3,315
                                                            ----------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                73        67                289       294
    Purchased power - related parties                          140       124                507       484
    Purchased and interchange power                             47        36                207       156
    Cost of gas sold                                           345       281                735       608
    Other                                                      136       137                591       573
                                                            ----------------------------------------------
      Total operation                                          741       645              2,329     2,115
  Maintenance                                                   39        45                178       190
  Depreciation, depletion and amortization                     108       101                364       342
  General taxes                                                 56        54                191       172
                                                            ----------------------------------------------
      Total operating expenses                                 944       845              3,062     2,819
                                                            ----------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                     103        87                378       331
  Gas                                                           91        91                151       143
  Other                                                          3         9                 29        22
                                                            ----------------------------------------------
      Total pretax operating income                            197       187                558       496

INCOME TAXES                                                    61        56                150       124
                                                            ----------------------------------------------
NET OPERATING INCOME                                           136       131                408       372
                                                            ----------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends from affiliates                                      4         4                 16        17
  Accretion income                                               3         3                 11        12
  Accretion expense                                             (7)       (8)               (30)      (34)
  Other income taxes, net                                        3         2                 13        11
  Other, net                                                     -         2                  4        12
                                                            ----------------------------------------------
      Total other income                                         3         3                 14        18
                                                            ----------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                    35        35                140       137
  Other interest                                                 3         5                 22        19
  Capitalized interest                                          (1)        -                 (3)       (1)
                                                            ----------------------------------------------
      Net interest charges                                      37        40                159       155
                                                            ----------------------------------------------
Net Income                                                     102        94                263       235

Preferred Stock Dividends                                        7         7                 28        28

Preferred Securities Distributions                               1         -                  1         -
                                                            ----------------------------------------------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK
  AND DISTRIBUTIONS ON PREFERRED SECURITIES                 $   94    $   87             $  234    $  207
                                                            ==============================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   Consumers Power Company
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                                    Three Months Ended        Twelve Months Ended
                                                                         March 31                  March 31
                                                                    1996         1995         1996          1995
                                                                                                      In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 102        $  94        $ 263         $ 235
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $13, $13,
          $51 and $49, respectively)                                 108          101          364           342
        Capital lease and other amortization                           9           11           36            29
        Deferred income taxes and investment tax credit                3           23           37            65
        Accretion expense                                              7            8           30            34
        Accretion income - abandoned Midland project                  (3)          (3)         (11)          (12)
        Undistributed earnings of related parties                     (4)         (10)         (30)          (24)
        MCV power purchases - settlement (Note 2)                    (12)         (37)        (112)         (102)
        Other                                                          3            2            6             2
        Changes in other assets and liabilities                       95          120           58           (34)
                                                                   ------       ------       ------        ------
          Net cash provided by operating activities                  308          309          641           535
                                                                   ------       ------       ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                   (83)         (74)        (422)         (438)
  Investments in nuclear decommissioning trust funds                 (13)         (13)         (51)          (49)
  Cost to retire property, net                                        (6)          (9)         (39)          (41)
  Deferred demand-side management costs                               (2)          (2)         (10)          (11)
  Other                                                                1           (4)           1            (4)
  Proceeds from sale of property                                       -            -            1            13
                                                                   ------       ------       ------        ------
          Net cash used in investing activities                     (103)        (102)        (520)         (530)
                                                                   ------       ------       ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                         (303)        (204)         (97)          135
  Payment of capital lease obligations                                (9)         (10)         (36)          (28)
  Payment of preferred stock dividends                                (7)          (7)         (28)          (21)
  Retirement of bonds and other long-term debt                        (1)          (1)          (1)          (27)
  Preferred securities distributions                                  (1)           -           (1)            -
  Proceeds from preferred securities                                  97            -           97             -
  Contribution from stockholder                                       13            -           13           100
  Payment of common stock dividends                                    -            -          (70)         (160)
  Repayment of bank loans                                              -            -            -          (422)
  Proceeds from bank loans                                             -            -            -           400
                                                                   ------       ------       ------        ------
          Net cash used in financing activities                     (211)        (222)        (123)          (23)
                                                                   ------       ------       ------        ------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                   (6)         (15)          (2)          (18)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD              14           25           10            28
                                                                   ------       ------       ------        ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $   8        $  10        $   8         $  10
                                                                   ======       ======       ======        ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                     Consumers Power Company
                                                   Consolidated Balance Sheets
                                                                      March 31                    March 31
                                                                        1996      December 31       1995
                                                                    (Unaudited)       1995      (Unaudited)
                                                                                                In Millions
                                             ASSETS
    PLANT (At original cost)
      Electric                                                         $6,130        $6,103        $5,826
      Gas                                                               2,207         2,169         2,078
      Other                                                                26            30            30
                                                                       -----------------------------------
                                                                        8,363         8,302         7,934
      Less accumulated depreciation, depletion and amortization         4,195         4,090         3,893
                                                                       -----------------------------------
                                                                        4,168         4,212         4,041
      Construction work-in-progress                                       199           190           249
                                                                       -----------------------------------
                                                                        4,367         4,402         4,290
                                                                       -----------------------------------
    INVESTMENTS
      Stock of affiliates                                                 336           337           318
      First Midland Limited Partnership (Note 2)                          226           225           219
      Midland Cogeneration Venture Limited Partnership (Note 2)           104           103            83
      Other                                                                 9             7             8
                                                                       -----------------------------------
                                                                          675           672           628
                                                                       -----------------------------------
    CURRENT ASSETS
      Cash and temporary cash investments at cost,
        which approximates market                                           8            14            10
      Accounts receivable and accrued revenue, less
        allowances of $3, $3 and $4, respectively (Note 7)                173           137            63
      Accounts receivable - related parties                                12            10            11
      Inventories at average cost
        Gas in underground storage                                         39           184            80
        Materials and supplies                                             74            72            76
        Generating plant fuel stock                                        16            37            27
      Postretirement benefits                                              25            25            25
      Deferred income taxes                                                23            26            39
      Prepayments and other                                               143           181           133
                                                                       -----------------------------------
                                                                          513           686           464
                                                                       -----------------------------------
    NON-CURRENT ASSETS
      Postretirement benefits                                             458           462           473
      Nuclear decommissioning trust funds                                 323           304           236
      Abandoned Midland Project                                           126           131           143
      Other                                                               309           297           322
                                                                       -----------------------------------
                                                                        1,216         1,194         1,174
                                                                       -----------------------------------

    TOTAL ASSETS                                                       $6,771        $6,954        $6,556
                                                                       ===================================

                                                                     March 31                    March 31
                                                                       1996      December 31       1995
                                                                    (Unaudited)       1995      (Unaudited)
                                                                                                In Millions
                         STOCKHOLDERS' INVESTMENT AND LIABILITIES
    CAPITALIZATION
      Common stockholder's equity
        Common stock                                                   $  841        $  841        $  841
        Paid-in-capital                                                   504           491           491
        Revaluation capital                                                29            29            17
        Retained earnings since December 31, 1992                         331           237           167
                                                                       -----------------------------------
                                                                        1,705         1,598         1,516
      Preferred stock                                                     356           356           356
      Company-obligated mandatorily redeemable preferred
        securities of Consumers Power Company Financing I (a)             100             -             -
      Long-term debt                                                    1,923         1,922         1,954
      Non-current portion of capital leases                                96           104           103
                                                                       -----------------------------------
                                                                        4,180         3,980         3,929
                                                                       -----------------------------------
    CURRENT LIABILITIES
      Current portion of long-term debt and capital leases                 89            90            48
      Notes payable                                                        38           341           135
      Accrued taxes                                                       201           225           134
      Accounts payable                                                    165           207           125
      Power purchases - settlement (Note 2)                                90            90            95
      Accounts payable - related parties                                   64            56            56
      Accrued refunds                                                      28            22            35
      Accrued interest                                                     26            32            25
      Other                                                               166           178           153
                                                                       -----------------------------------
                                                                          867         1,241           806
                                                                       -----------------------------------
    NON-CURRENT LIABILITIES
      Deferred income taxes                                               599           605           585
      Postretirement benefits                                             520           517           537
      Power purchases - settlement (Note 2)                               215           221           295
      Deferred investment tax credit                                      166           169           177
      Regulatory liabilities for income taxes, net                         53            44            29
      Other (Note 4)                                                      171           177           198
                                                                       -----------------------------------
                                                                        1,724         1,733         1,821
                                                                       -----------------------------------
    COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)

    TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,771        $6,954        $6,556
                                                                       ===================================

    (a) As described in Note 7 to the Consolidated Financial Statements, the primary asset of Consumers
        Power Company Financing I is $103 million principal amount of 8.36% subordinated interest notes due
        2015 from Consumers.

    THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   Consumers Power Company
                                   Consolidated Statements of Common Stockholder's Equity
                                                         (Unaudited)

                                                           Three Months Ended             Twelve Months Ended
                                                                March 31                        March 31
                                                            1996        1995                1996        1995
                                                                                                 In Millions
COMMON STOCK
  At beginning and end of period                          $  841      $  841              $  841      $  841
                                                          ---------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                                     491         491                 491         391
  Stockholder's contribution                                  13           -                  13         100
                                                          ---------------------------------------------------
    At end of period                                         504         491                 504         491
                                                          ---------------------------------------------------
REVALUATION CAPITAL
  At beginning of period                                      29          15                  17          15
  Change in unrealized investment-gain                         -           2                  12           2
                                                          ---------------------------------------------------
    At end of period                                          29          17                  29          17
                                                          ---------------------------------------------------
RETAINED EARNINGS
  At beginning of period                                     237          80                 167         120
  Net income                                                 102          94                 263         235
  Common stock dividends declared                              -           -                 (70)       (160)
  Preferred stock dividends declared                          (7)         (7)                (28)        (28)
  Preferred securities distributions                          (1)          -                  (1)          -
                                                          ---------------------------------------------------
    At end of period                                         331         167                 331         167
                                                          ---------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                         $1,705      $1,516              $1,705      $1,516
                                                          ===================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                            Consumers Power Company
             Condensed Notes to Consolidated Financial Statements


These financial statements and their related condensed notes should be read along with the consolidated financial statements and notes contained in the 1995 Form 10-K of Consumers Power Company that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


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

Power Purchases from the MCV Partnership:   Consumers' annual obligation
to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the end of the PPA. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity.

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

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility, and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC-authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. If Consumers is unable to sell any capacity above the 1993 MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

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

Under the Settlement Order, capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs, but the MPSC will determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. The MCV Partnership did not object to the Settlement Order. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals and in March 1996, the Court of Appeals affirmed the Settlement Order.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including Consumers' electric rate case (see
Note 3) and cost recovery for the entire 325 MW of MCV Facility capacity above the MPSC's currently authorized 915 MW level. Consumers does not anticipate the need for an additional loss to be recorded above the amount anticipated in 1992 if the settlement agreement is adopted as proposed. For further information regarding this proposed settlement, see Note 3.

At March 31, 1996 and December 31, 1995, the after-tax present value of the Settlement Order liability totaled $198 million and $202 million, respectively. The reduction in the liability since December 31, 1995, reflects after-tax cash underrecoveries of $8 million, partially offset by after-tax accretion expense of $4 million. The undiscounted after-tax amount associated with the liability totaled $593 million at March 31, 1996.

In 1994 and 1995, Consumers paid $44 million to terminate power purchase agreements with the developers of two proposed independent power projects totaling 109 MW. As part of the proposed settlement reached with the MPSC staff (see Note 3), Consumers is seeking to utilize less-expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Cost recovery for this contract capacity would start in 1996. Even if Consumers is not allowed to substitute MCV Facility capacity for the capacity to be provided under the terminated agreements, Consumers believes that the MPSC would still approve recovery of the buyout costs due to the significant customer savings resulting from the terminated power purchase agreements. As a result, Consumers has recorded a regulatory asset of $44 million.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of the 1993 and 1994 plan case orders, the MPSC confirmed the recovery of certain costs related to power purchases from the MCV Partnership. ABATE or the Attorney General appealed these plan case orders to the Court of Appeals. In February 1996, the Court of Appeals affirmed the MPSC's order in the 1993 plan case.

As part of its decision in the 1993 PSCR reconciliation case issued February 23, 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believes this is contrary to the terms of the Settlement Order and has appealed the February 23 order on this issue. The MCV Partnership and ABATE have also filed separate appeals of this order.


3:   Rate Matters

Electric Rate Proceedings: In late 1994, Consumers filed a request with the MPSC to increase its retail electric rates. The request included provisions for ratemaking treatment of the 325 MW of MCV Facility contract capacity above 915 MW. Early in 1996, the MPSC issued a partial final order in this case, granting Consumers a $46 million annual increase in its electric retail rates. This order authorized a 12.25 percent return on common equity. However, it did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be addressed in connection with its consideration of the proposed settlement agreement discussed below.

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

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Some of these issues were preliminarily addressed in February 1996 when the MPSC issued a partial final order in Consumers' electric rate case. If fully adopted, the settlement agreement would: provide for cost recovery of the entire 325 MW of uncommitted MCV Facility capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; and accelerate recovery of nuclear plant investment. Consumers expects a final order by mid-1996.

Gas Rates: As part of an agreement approved by the MPSC, Consumers filed a gas rate case in December 1994 that incorporated cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites (see Note 4). In March 1996, the MPSC issued a final order in this case, authorizing recovery of costs related to postretirement benefits and former manufactured gas plant sites. Overall however, the order decreased Consumers' gas rates by $11.7 million annually and authorized an 11.6 percent return on common equity, a decrease from the 13.25 percent previously authorized.
Consumers has filed a petition for rehearing with the MPSC, requesting, among other things, recovery of certain gas losses, as well as reconsideration of issues in the order that Consumers believes provide disincentives to competition. The relief requested in the petition for rehearing, if granted in its entirety, would result in a $5.5 million annual rate reduction compared with the $11.7 million reduction.

GCR Matters: In 1993, the MPSC issued an order favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers. In early 1995, management concluded that the intrastate producers' pending appeals of the order would not be successful and accordingly, reversed a previously accrued contingency and recorded a $23 million (pretax) benefit. The MPSC order was affirmed by the Court of Appeals in June 1995. The producers have petitioned the Michigan Supreme Court for review.

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

Resolution of the issues discussed in this note is not expected to have a material impact on Consumers' financial position or results of operations.


4:   Commitments and Contingencies

Environmental Matters: Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs, and such liability is expected to be less than $9 million. At March 31, 1996, Consumers has accrued a liability for its estimated losses.

The Michigan Natural Resources and Environmental Protection Act was substantially amended in June 1995. This Michigan law bears some similarities to the federal Superfund law. Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Three of the four plans submitted by Consumers have been approved by the DNR or the Michigan Department of Environmental Quality. The findings for two remedial investigations indicate that the expenditures for remedial action at those sites are likely to be less than previously estimated; however, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At March 31, 1996, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and legal and regulatory requirements, could effect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order issued in early 1996, Consumers is deferring environmental clean-up costs incurred at these sites and amortizing these costs over 10 years. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites.

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

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $445 million for 1996, $395 million for 1997 and $395 million for 1998.

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At March 31, 1996, Consumers had 33 separate stray voltage lawsuits awaiting trial court action.

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


5:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 which estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered that Consumers review and file estimated decommissioning costs with the MPSC in 1998.

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks. As of March 31, 1996, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

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

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs for the major portion of prolonged accidental outages for 12 months after a 21-week exclusion with reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of: $30 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

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


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended March 31 were:

                                                                In Millions
                                 Three Months Ended     Twelve Months Ended
                                 1996          1995    1996            1995
                                 ----          ----    ----           -----
Cash transactions
  Interest paid (net of
    amounts capitalized)         $ 41          $ 50    $149            $147
  Income taxes paid
    (net of refunds)                5             -      48              31

Non-cash transactions
  Nuclear fuel placed
    under capital lease          $  -          $  7    $ 20            $ 25
  Other assets placed
    under capital leases            1             2       4              15
  Capital leases refinanced         -             -      21               -


7:   Short-Term and Long-Term Financings and Capitalization

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $145 million that are used to finance seasonal working capital requirements. At March 31, 1996, a total of $38 million was outstanding at a weighted-average interest rate of 6.2 percent, compared with $133 million outstanding at March 31, 1995, at a weighted-average interest rate of 7.0 percent. Consumers has an established $500 million trade receivables purchase and sale program. At March 31, 1996 and 1995, receivables sold under the agreement totaled $280 million and $300 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In January 1996, 4 million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through Consumers Power Company Financing I, a business trust wholly owned by Consumers. Net proceeds from the sale totaled $97 million. The business trust was formed for the sole purpose of issuing preferred securities and the primary asset of the trust is $103 million of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers. The obligations of Consumers with respect to the preferred securities under the notes that mature in 2015, the indenture under which the notes are issued, Consumers' guarantee of the preferred securities and the Declaration of Trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Preferred Securities.

In April 1996, Consumers declared a $75 million common dividend to be paid in May 1996.

                            Consumers Power Company
                     Management's Discussion and Analysis


This MD&A should be read along with the MD&A in the 1995 Form 10-K of Consumers. This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking information. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this Form 10-Q, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


Consolidated earnings for the quarters ended March 31, 1996 and 1995

Consolidated net income after dividends and distributions on preferred securities totaled $94 million and $87 million for the first quarters of 1996 and 1995, respectively. The $7 million increase reflects increased electric sales resulting from Michigan's continuing economic growth, the impact of a 1996 electric rate increase and higher gas deliveries due to increased growth and colder weather experienced in the first quarter of 1996. Partially offsetting this increase in net income was the reversal of a gas contract contingency which benefited the 1995 period (see Note
3).


Consolidated earnings for the 12 months ended March 31, 1996 and 1995

Consolidated net income after dividends and distributions on preferred securities totaled $234 million and $207 million for the 12 months ended March 31, 1996 and March 31, 1995, respectively. The $27 million increase reflects both higher electric sales and gas deliveries and the impact of increased electric rates which became effective in early 1996. Partially offsetting this increase was the recognition of DSM incentive revenue and the reversal of previously recorded gas contingencies (see Note 3) in the 1995 period, and increased operating expenses in the 1996 period.


Cash Position, Financing and Investing

Cash from operations is derived from the sale and transportation of natural gas and the generation, transmission, and sale of electricity. Cash from operations totaled $308 million and $309 million for the first quarters of 1996 and 1995, respectively. Increased cash resulting from higher sales of electricity, improved gas deliveries and lower cash losses associated with the PPA, was essentially offset by the timing of cash payments related to Consumers' operations. Consumers primarily uses its operating cash to maintain and expand its electric and gas systems, retire portions of its long-term debt and pay dividends.

Financing Activities: Net cash used in financing activities totaled $211 million and $222 million for the first quarters of 1996 and 1995, respectively. The decrease of $11 million reflects increased cash from a $13 million equity investment from CMS Energy and $97 million from the sale of Trust Originated Preferred Securities (see Note 7). During the first quarter of 1996, cash was used to reduce short-term borrowings by an additional $99 million, as compared to the 1995 period.

In April 1996, Consumers declared a $75 million common dividend to be paid in May 1996. Consumers had temporarily suspended its common dividends in mid-1995 to improve the equity portion of its capital structure.

Investing Activities: Net cash used in investing activities totaled $103 million and $102 million for the first quarters of 1996 and 1995, respectively. Cash used for increased capital expenditures was principally offset by the reduced costs to retire property.

Financing and Investing Outlook: Consumers has several available, unsecured, committed lines of credit totaling $145 million and a $425 million working capital facility. At March 31, 1996, Consumers had a total of $38 million outstanding under these facilities. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At March 31, 1996 and 1995, receivables sold totaled $280 million and $300 million, respectively.


Electric Utility Results of Operations

Electric Pretax Operating Income for the quarters ended March 31, 1996 and 1995: Electric pretax operating income totaled $103 million and $87 million for the first quarters of 1996 and 1995, respectively. The $16 million increase primarily resulted from increased electric sales, an increase in electric rates in early 1996, and lower operation and maintenance costs during the first quarter of 1996. Partially offsetting this increase were decreased revenue from special contract discounts given to large industrial customers and higher depreciation and general taxes in 1996.

Electric Pretax Operating Income for the 12 months ended March 31, 1996 and 1995: Electric pretax operating income totaled $378 million and $331 million for the 12 months ended March 31, 1996 and 1995, respectively. The $47 million increase is primarily the result of increased electric sales and an increase in electric rates effective in early 1996. These increases were partially offset by higher electric depreciation and property tax expenses in the 1996 period, decreased revenue from special contract discounts given to large industrial customers, and the impact of recognizing DSM incentive revenue in the 1995 period.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended March 31:

                                                                In Millions
                                          Impact on Pretax Operating Income

                                            Quarter ended   12 months ended
                                            1996 compared     1996 compared
                                                with 1995         with 1995
                                                ---------         ---------
Sales                                                 $ 9              $ 66
Rate increases and other regulatory issues              9                 8
Operations and maintenance                              4                 2
General taxes and depreciation                         (6)              (29)
                                                     ----              ----
     Total change                                     $16              $ 47
                                                     ====              ====

Electric Sales: Electric sales during the first quarter of 1996 were 9.0 billion kWh, a 4.0 percent increase from 1995 levels. The increase included a 2.6 percent increase in sales to Consumers' ultimate customers. Residential and commercial sales increased 7.3 percent and 5.6 percent, respectively, while industrial sales decreased 3.1 percent, compared with the corresponding period in 1995. Industrial sales were adversely impacted by the General Motors strike which was resolved in late March 1996. Electric sales during the 12 months ended March 31, 1996 were 35.9 billion kWh, a 3.7 percent increase from 1995 levels. The increase included a 4.6 percent increase in sales to Consumers' ultimate customers. During the period, residential, commercial and industrial sales increased
7.7 percent, 5.8 percent and .9 percent, respectively.

Power Costs: Power costs totaled $260 million and $227 million for the three-month periods ending March 31, 1996 and 1995, respectively. The $33 million increase primarily reflects greater power purchases from outside sources to meet increased sales demand. Power costs totaled $1,003 million and $934 million during the 12-month periods ending March 31, 1996 and 1995, respectively. The $69 million increase primarily reflects greater power purchases from outside sources to meet increased sales demand.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the end of the PPA. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals and in March 1996, the Court of Appeals affirmed the Settlement Order. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $8 million for the first three months of 1996. Estimated after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

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

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including the electric rate case (discussed below) and cost recovery for the entire 325 MW of MCV Facility capacity above the MPSC's currently authorized 915 MW level. Consumers does not anticipate the need for an additional loss to be recorded above the amount anticipated in 1992 if the settlement agreement is adopted as proposed. For further information regarding the settlement, see Note 3.

In 1994 and 1995, Consumers terminated power purchase agreements with the developers of a proposed 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. To replace this capacity, 109 MW of less expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers would be used. For further information, see Note 2.

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

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues. One of these issues, Consumers' electric rate case, was addressed, in part, by the order discussed above. If fully adopted, the settlement agreement would resolve Consumers' depreciation and special competitive service cases (discussed below) and cost recovery of the entire 325 MW of uncommitted MCV Facility capacity. Consumers expects a final order by mid-1996. For more information regarding the electric rate order and the settlement, see Note 3.

In 1995, Consumers filed a request with the MPSC, seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease. If both aspects to the request are approved, the net result would be a decrease in electric depreciation expense of $7 million for ratemaking purposes. The ALJ issued a proposal for decision in this case that recommended the MPSC reject Consumers' position regarding the reallocation of Consumers' depreciation reserve and plant investment. This case is currently part of the proposed settlement. In the settlement proposal, Consumers requested that depreciation of certain plants (including nuclear plants) be accelerated while holding overall depreciation rates level.

Special Rates:   Consumers currently has a request before the MPSC that,
would allow Consumers a certain level of rate-pricing flexibility to respond to customers' alternative energy options. This request has also been consolidated into the settlement proceeding discussed above.

Electric Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its electric utility operations of $315 million for 1996, $285 million for 1997 and $290 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Electric Environmental Matters: The 1990 amendment of the federal Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are presently operating at or near the sulfur dioxide emission limits which will be effective in the year 2000. Final acid rain program nitrogen oxide regulations are expected to be issued in 1996. Management believes that Consumers' annual operating costs will not be materially affected.

The Michigan Natural Resources and Environmental Protection Act was substantially amended in 1995 and bears some similarities to the Federal Superfund law. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

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

Nuclear Matters: In 1995, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report recognized improved performance at the plant, specifically in the areas of Engineering and Plant Operations. In the report, the NRC noted areas which continue to require management's attention, but also recognized the development and implementation of plans for corrective action designed to address previously identified weak areas. The report noted that performance in the areas of Maintenance and Plant Support was good and remained unchanged.

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consequently, Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. In 1996, Consumers plans to unload and replace one of the casks where a minor flaw has been detected. For further information, see Note 5.

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

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At March 31, 1996, Consumers had 33 separate stray voltage lawsuits awaiting trial court action. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position or results of operations.


Gas Utility Results of Operations

Gas Pretax Operating Income for the quarters ended March 31, 1996 and 1995: Gas pretax operating income totaled $91 million for both the first quarters of 1996 and 1995. Pretax operating income reflected a 15 percent increase in gas deliveries resulting from customer additions and load conversions to natural gas from alternative fuels and colder temperatures during the first quarter of 1996. However, when compared to 1995, the strong increases were offset by the benefit achieved in 1995 with the reversal of a previously recorded gas contract contingency (see Note 3) and higher depreciation and general taxes.

Gas Pretax Operating Income for the 12 months ended March 31, 1996 and 1995: Gas pretax operating income totaled $151 million and $143 million for the 12 months ended March 31, 1996 and 1995, respectively. The $8 million increase reflects higher gas deliveries and higher operating expenses. However, the increase was partially offset by the reversal in the 1995 period, of previously recorded gas contingencies.

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended March 31:

                                                                 In Millions
                                           Impact on Pretax Operating Income

                                            Quarter ended    12 months ended
                                            1996 compared      1996 compared
                                                with 1995          with 1995
                                                ---------          ---------
Sales                                               $ 22               $ 53
Reversal of gas contingencies                        (23)               (34)
Recovery of gas costs and
 other regulatory issues                               2                  6
Operations and maintenance                             3                 (6)
General taxes and depreciation                        (4)               (11)
                                                    -----              -----
     Total change                                   $  -               $  8
                                                    =====              =====

Gas Deliveries: Gas sales during the first quarter of 1996 totaled 126 bcf, a 15.7 percent increase from 1995 levels, and total system deliveries, excluding transport to the MCV Facility, increased 14.8 percent from 1995 levels. On a weather-adjusted basis, total system deliveries increased 8.5 percent, reflecting significant growth resulting from customer additions and conversions to natural gas from alternative fuels. For the 12 months ended March 31, 1996, gas sales totaled 271 bcf, a 19.0 percent increase from the corresponding period ended March 31, 1995, and total system deliveries, excluding transport to the MCV Facility, increased 17.8 percent.

Cost of Gas Sold: Cost of gas sold totaled $345 million and $281 million for the first quarters of 1996 and 1995, respectively. The increase of $64 million was the result of increased sales. The increased costs also reflect the reversal of a $23 million gas supplier contingency during the first quarter of 1995. The cost of gas sold totaled $735 million and $608 million for the 12 months ended March 31, 1996 and 1995, respectively.
The increase of $127 million was also the result of increased sales offset by the reversal of the gas supplier contingency of $23 million in the 1995 period.

Gas Utility Issues

Gas Rate Proceedings: In early 1996, the MPSC issued a final order in Consumers' gas rate case, decreasing Consumers' gas rates by $11.7 million annually. The MPSC order authorized an 11.6 percent return on common equity. Consumers has filed a petition for rehearing with the MPSC, requesting, among other things, recovery of certain gas losses, as well as reconsideration of issues in the order that Consumers believes provide disincentives to competition. The relief requested in the petition, if granted in its entirety, would result in a $5.5 million annual rate reduction compared with the $11.7 million reduction.

Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to by-pass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In February 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of one of Consumers' MPSC-authorized gas transportation rates must be borne by Consumers' shareholders. In March 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

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

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $130 million for 1996, $110 million for 1997 and $105 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs.
At March 31, 1996, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could effect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order, Consumers is deferring environmental clean-up costs and amortizing these costs over 10 years. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs which may be incurred for these sites. For further information, see Note 4.


Forward-Looking Information

Capital Expenditures: Consumers estimates that capital expenditures, including new lease commitments, related to its electric and gas utility operations will total approximately $1.2 billion over the next three years.

                                                              In Millions
Years Ended December 31                         1996       1997      1998
                                                ----       ----      ----
Consumers
  Construction                                  $396       $368      $335
  Nuclear fuel lease                              34          5        41
  Capital leases other than nuclear fuel           6         19        16
Michigan Gas Storage                               9          3         3
                                                ----       ----      ----
                                                $445       $395      $395
                                                ====       ====      ====

These capital expenditures are estimates prepared for planning purposes and are subject to revision. For a breakdown of projected capital expenditures by electric and gas utility, see the Electric Capital Expenditures and Gas Capital Expenditures sections within this MD&A.

Electric Outlook, Sales and Competition: Consumers currently expects approximately 2 percent average annual growth in electric system sales over the next five years. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions or the developing competitive market for electricity as discussed below.

Consumers' retail service is affected by competition in several areas, including: the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities which would displace retail service by Consumers to an entire community; and competition from neighboring utilities which offer flexible rate arrangements designed to encourage movement to their respective service areas. Consumers continues to work toward retaining its current retail service customers.

In an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for competitively discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995. This MPSC order and other MPSC orders approving special long-term sales contracts have been appealed by the Attorney General.

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

In April 1996, the FERC issued two orders which require utilities to provide open access to the interstate transmission grid. The first order requires public utilities owning, controlling, or operating transmission lines in interstate commerce to file non-discriminatory open access tariffs that contain minimum terms and conditions of non-discriminatory service, allows utilities to charge their current conforming transmission rates or apply for new rates, and provides for the full recovery of stranded costs. The order also requires power pools to restructure their ongoing operations and open up to non-utility members. The second order requires utilities to establish electronic systems to share information about available transmission capacity and to separate their wholesale power marketing and transmission operations functions by implementing standards of conduct. These orders will become effective in July 1996.
In addition, the FERC issued a NOPR on April 24, 1996, which proposes for consideration a new system for utilities to use in reserving capacity on their own and others' transmission lines. This would replace certain tariffs included in the first order with a capacity reservation tariff in which participants would reserve firm rights to transfer power between designated receipt and delivery points. Consumers is evaluating these developments and has not determined the impact of the FERC's Orders on its financial position, liquidity or results of operations.

The Governor of the State of Michigan has requested that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry. The MPSC has directed Consumers (and Detroit Edison) to file applications by May 15, 1996, addressing the recommendation of the Michigan Jobs Commission to allow a choice of power suppliers for new industrial and commercial electric load. The Michigan Jobs Commission's recommendations also include related matters, such as the full recovery of utility stranded costs. No new legislation has been introduced. However, Consumers anticipates additional MPSC orders during 1996 which will further define a new electric and gas utility regulatory framework for Michigan.

SFAS 71 allows the deferral of certain costs and the recording of regulatory assets. Management has evaluated Consumers' current regulatory position and believes it continues to support the recognition of Consumers' electric-related regulatory assets. If changes in the industry were to lead to Consumers discontinuing the application of SFAS 71, for all or part of its business, Consumers may be required to write off the portion of any regulatory asset for which no regulatory assurance of recovery continued to exist. Consumers does not believe that there is any current evidence that supports the write-off of any of its electric-related regulatory assets.

Gas Outlook, Competition and Deliveries: Consumers currently anticipates gas deliveries to grow approximately 2 percent per year (excluding transportation to the MCV Facility and off-system deliveries) over the next five years, assuming a steadily growing customer base. Additionally, Consumers has several strategies which will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. The emerging use of natural gas vehicles also provides Consumers with sales growth opportunities. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions and the level of natural gas consumption.

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

In January 1996, the MPSC issued a Notice of legislative-type hearings to be held in 1996, to assess whether it is appropriate to allow all natural gas customers access to gas transportation service. The MPSC notice designated all eight local distribution companies whose rates are regulated by the MPSC as parties to this proceeding. Consumers has filed its comments with the MPSC, indicating that the MPSC should only direct local distribution companies to file pilot programs designed to test the feasibility of expanded transportation service. Consumers also expressed its position that it is premature to expand transportation service to residential customers.

Under SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.

Other Forward-Looking Information: Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of the FERC and the MPSC) with respect to rates, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, natural gas pipeline and storage facilities, recovery of purchased power, decommissioning costs, and present or prospective wholesale and retail competition, among others.
The business and profitability of Consumers is also influenced by economic and geographic factors including political and economic risks, changes in compliance with environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, inflation, capital market conditions, and the ability to secure agreement concerning pending negotiations (particularly for projects in development), among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of Consumers.

Forward-looking information is included throughout this Form 10-Q. Consumers' material contingencies are also described in the Condensed Notes to Consolidated Financial Statements and should be read accordingly.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' 1995 Forms 10-K for the year ended December 31, 1995. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


RATE CASE PROCEEDINGS

Appeal of MPSC Orders Related to the Abandoned Midland Nuclear Plant
Investment

In proceedings before the MPSC docketed as Case No. U-7830, Step 3A, the MPSC reviewed Consumers' compliance with the financial stabilization order conditions. In 1991, the MPSC issued an order finding that Consumers was not in compliance with certain financial stabilization orders. Upon appeal by several parties, including the Attorney General, the Court of Appeals affirmed the MPSC determinations in Step 3A in an order issued in April 1995. In May 1995, ABATE filed an application for leave to appeal this decision with the Michigan Supreme Court, which was denied by that court in March 1996. This proceeding is now closed.

1994 Gas Rate Case Filing

Consumers filed a general gas rate case in December 1994. Consumers' final position in this case requested an increase in its gas rates of $6.7 million annually and a 12.25 percent return on equity. The MPSC issued a final order in this case in March 1996. In this order, the MPSC reduced Consumers' general gas rates by $11.7 million annually based on a return on common equity of 11.6 percent. In April 1996, Consumers filed a petition for rehearing of this order with the MPSC. The Company cannot predict the outcome of this matter.


MCV - RELATED PROCEEDINGS

In March 1993, the MPSC approved, with modifications, a contested settlement agreement among Consumers, the MPSC staff and 10 independent cogenerators which resolved certain regulatory issues and allowed Consumers to recover from electric customers a substantial portion of the cost of 915 MW of contract capacity from the MCV Facility. After their requests for rehearing were denied by the MPSC, ABATE and the Attorney General appealed the orders approving the settlement to the Court of Appeals. In March 1996, the Court of Appeals affirmed the March 1993 MPSC order settling the electric rate issues involving Consumers and the MCV Facility, and rejected claims by ABATE and the Attorney General which contested the rates being charged electric customers since January 1993 for 915 MW of capacity and related energy being provided by the MCV Facility. This proceeding is now closed.


STRAY VOLTAGE LAWSUITS

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. Several recent lawsuits allege personal injury as well as damage to livestock. Consumers believes these claims to be without merit and intends to vigorously oppose all claims the plaintiffs may raise but cannot predict the outcome of this matter. At March 31, 1996, Consumers had 33 separate stray voltage cases awaiting action at the trial court level.


INDEPENDENT POWER PRODUCTION PROJECT LITIGATION

In August 1995, William R. Williams and two of his corporations, Altresco Philippines, Inc. and WRW Corporation (formerly Altresco International, Inc.) filed a lawsuit against CMS Generation in the Denver County District Court, State of Colorado, in connection with a project to be developed in Bantangas, Philippines by Luzon Power Associates, Inc. in which
CMS Generation purchased a 50% ownership interest. Luzon Power Associates, Inc. has an agreement to supply power to the Manila Electric Company. The complaint alleges, breach of a confidentiality agreement, breach of fiduciary duty, intentional interference with a contract, breach of implied covenant of good faith and fair dealing, and unfair competition. The claims primarily relate to a confidentiality agreement between the parties, and CMS Generation's alleged pursuit of another project to sell power directly to the Manila Electric Company, known as the Magellan project, in alleged violation of a restrictive covenant in the confidentiality agreement. The plaintiffs claim direct damages of approximately $85 million and indirect damages in a like amount from loss of future business, plus punitive damages, interest, and attorney's fees. CMS Generation removed the case to the United States District Court for the District of Colorado in September 1995, and in January 1996, that court denied CMS Generation's motion to dismiss the suit or to transfer the case based on improper venue. A trial date of July 1997 has been set by the court. CMS Generation believes the plaintiff's position is without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this matter.

Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits

(4)         CMS Energy:       Second Supplemental Indenture dated as of
                              March 19, 1996 between CMS Energy Corporation
                              and The Chase Manhattan Bank (National
                              Association), as Trustee
(10)        CMS Energy:       Employment Agreement dated March 20, 1996
                              between CMS Energy Corporation and Preston D.
                              Hopper
(12)        CMS Energy:       Statements regarding computation of Ratio of
                              Earnings to Fixed Charges
(15)        CMS Energy:       Letter of Independent Public Accountant
(27)(a)     CMS Energy:       Financial Data Schedule
(27)(b)     Consumers:        Financial Data Schedule
(99)        CMS Energy:       Consumers Gas Group Financials

(b)  Reports on Form 8-K

Current Reports on Form 8-K dated January 18, 1996 (Consumers), February 23, 1996 (CMS Energy) and April 23, 1996 (CMS Energy and Consumers) covering matters pursuant to "Item 5. Other Events."

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                            CMS ENERGY CORPORATION
                                                 (Registrant)


Date: May 15, 1996                     By         A M Wright
                                           ------------------------
                                                Alan M. Wright
                                            Senior Vice President,
                                     Chief Financial Officer and Treasurer



                                            CONSUMERS POWER COMPANY
                                                 (Registrant)


Date: May 15, 1996                     By        A M Wright
                                           ------------------------
                                                Alan M. Wright
                                           Senior Vice President and
                                            Chief Financial Officer