Form 10-Q
period 1996-06-30
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1996-08-14
CIK 201533, 811156

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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
                                   Yes  X     No
                                       ---       ---

Number of shares outstanding of each of the issuer's classes of common stock at July 31, 1996:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value                          92,440,089
   CMS Energy Class G Common Stock, no par value                     7,760,072
Consumers Power Company, $10 par value, privately
  held by CMS Energy                                                84,108,789

                            CMS Energy Corporation
                                      and
                            Consumers Power Company


                        Quarterly reports on Form 10-Q
                   to the Securities and Exchange Commission
                      for the Quarter Ended June 30, 1996



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                               TABLE OF CONTENTS


                                                                          Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
PART I:
CMS Energy Corporation
   Report of Independent Public Accountants . . . . . . . . . . . . . .    6
   Consolidated Statements of Income. . . . . . . . . . . . . . . . . .    7
   Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .    8
   Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .    9
   Consolidated Statements of Common Stockholders' Equity . . . . . . .   11
   Condensed Notes to Consolidated Financial Statements . . . . . . . .   12
   Management's Discussion and Analysis . . . . . . . . . . . . . . . .   21
Consumers Power Company
   Report of Independent Public Accountants . . . . . . . . . . . . . .   34
   Consolidated Statements of Income. . . . . . . . . . . . . . . . . .   35
   Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .   36
   Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .   37
   Consolidated Statements of Common Stockholder's Equity . . . . . . .   39
   Condensed Notes to Consolidated Financial Statements . . . . . . . .   40
   Management's Discussion and Analysis . . . . . . . . . . . . . . . .   47
PART II:
   Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   58
   Item 4.   Submission of Matters to a Vote of Security Holders. . . .   60
   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   61
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   62

                                   GLOSSARY

  Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . .   Association of Businesses Advocating Tariff
                                Equity
ABB . . . . . . . . . . . . .   ABB Energy Ventures, Inc.
ALJ . . . . . . . . . . . . .   Administrative Law Judge
Attorney General. . . . . . .   Michigan Attorney General

bcf . . . . . . . . . . . . .   Billion cubic feet
Big Rock. . . . . . . . . . .   Big Rock Point nuclear plant, owned by
                                Consumers
Board of Directors. . . . . .   Board of Directors of CMS Energy

Class G Common Stock. . . . .   One of two classes of common stock of
                                CMS Energy, no par value, which reflects
                                the separate performance of the Consumers
                                Gas Group
Clean Air Act . . . . . . . .   Federal Clean Air Act as amended on
                                November 15, 1990
CMS Electric and Gas. . . . .   CMS Electric and Gas Company, a subsidiary
                                of Enterprises
CMS Electric Marketing. . . .   CMS Electric Marketing Company, a
                                subsidiary of Enterprises
CMS Energy. . . . . . . . . .   CMS Energy Corporation
CMS Energy Common Stock . . .   One of two classes of common stock of
                                CMS Energy, par value $.01 per share
CMS Gas Marketing . . . . . .   CMS Gas Marketing Company, a subsidiary of
                                Enterprises
CMS Gas Transmission. . . . .   CMS Gas Transmission and Storage Company, a
                                subsidiary of Enterprises
CMS Generation. . . . . . . .   CMS Generation Co., a subsidiary of
                                Enterprises
CMS Holdings. . . . . . . . .   CMS Midland Holdings Company, a subsidiary
                                of Consumers
CMS Midland . . . . . . . . .   CMS Midland Inc., a subsidiary of Consumers
CMS NOMECO. . . . . . . . . .   CMS NOMECO Oil & Gas Co., a subsidiary of
                                Enterprises
Common Stock. . . . . . . . .   CMS Energy Common Stock and Class G Common
                                Stock
Consumers . . . . . . . . . .   Consumers Power Company, a subsidiary of
                                CMS Energy
Consumers Power Company
  Financing I . . . . . . . .   A Delaware business trust formed by
                                Consumers
Consumers Gas Group . . . . .   The gas distribution, storage and
                                transportation businesses currently
                                conducted by Consumers and Michigan Gas
                                Storage
Court of Appeals. . . . . . .   Michigan Court of Appeals

Detroit Edison. . . . . . . .   The Detroit Edison Company
DNR . . . . . . . . . . . . .   Michigan Department of Natural Resources
DSM . . . . . . . . . . . . .   Demand-side management

EDEER . . . . . . . . . . . .   Empresa Distribuidora de Electricidad de
                                Entre Rios S. A., an electric distribution
                                utility in northeastern Argentina
EDEVA . . . . . . . . . . . .   Empresa de Energia y Vapor S. A., a
                                consortium of Argentine investors
Enterprises . . . . . . . . .   CMS Enterprises Company, a subsidiary of
                                CMS Energy

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

Ludington . . . . . . . . . .   Ludington pumped storage plant, jointly
                                owned by Consumers and Detroit Edison

mcf . . . . . . . . . . . . .   Thousand cubic feet
MCV Facility. . . . . . . . .   A natural gas-fueled, combined cycle
                                cogeneration facility operated by the MCV
                                Partnership
MCV Partnership . . . . . . .   Midland Cogeneration Venture Limited
                                Partnership
MD&A. . . . . . . . . . . . .   Management's Discussion and Analysis
Michigan Gas Storage. . . . .   Michigan Gas Storage Company, a subsidiary
                                of Consumers
Michigan Natural Resources
 and Environmental
 Protection Act . . . . . . .   Michigan Natural Resources and
                                Environmental Protection Act Part 201
MHP . . . . . . . . . . . . .   Moss Bluff Hub Partners, L. P.
MPSC. . . . . . . . . . . . .   Michigan Public Service Commission
MW. . . . . . . . . . . . . .   Megawatts

NEIL. . . . . . . . . . . . .   Nuclear Electric Insurance Ltd.
NML . . . . . . . . . . . . .   Nuclear Mutual Ltd.
NOPR. . . . . . . . . . . . .   Notice of Proposed Rulemaking
NRC . . . . . . . . . . . . .   Nuclear Regulatory Commission

Order 888 and Order 889 . . .   FERC final rules issued on April 24, 1996
Outstanding Shares. . . . . .   Outstanding shares of Class G Common Stock

Palisades . . . . . . . . . .   Palisades nuclear plant, owned by Consumers
PPA . . . . . . . . . . . . .   The Power Purchase Agreement between
                                Consumers and the MCV Partnership with a
                                35-year term that commenced in March 1990
PSCR. . . . . . . . . . . . .   Power supply cost recovery

RCRA. . . . . . . . . . . . .   Resource Conservation Recovery Act of 1976
Retained Interest . . . . . .   The interest in the common stockholders'
                                equity of the Consumers Gas Group that is
                                retained by CMS Energy
Retained Interest Shares. . .   Authorized but unissued shares of Class G
                                Common Stock not held by holders of the
                                Outstanding Shares and attributable to the Retained Interest

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

Walter. . . . . . . . . . . .   Walter International, Inc., an oil and gas
                                exploration and production company located in Houston, Texas

                              ARTHUR ANDERSEN LLP





                   Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month, six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan,
  August 9, 1996.


                                                   CMS Energy Corporation
                                              Consolidated Statements of Income
                                                         (Unaudited)


                                                  Three Months Ended   Six Months Ended  Twelve Months Ended
                                                       June 30             June 30             June 30
                                                    1996      1995      1996      1995      1996      1995
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                $  581    $  543    $1,172    $1,083    $2,366    $2,179
  Gas utility                                        207       197       753       679     1,269     1,119
  Oil and gas exploration and production              31        24        62        56       114       100
  Independent power production                        37        23        64        46       114        75
  Natural gas transmission, storage and marketing     77        43       160        81       275       147
  Other                                                3         5         6         7        17        10
                                                  -------   -------   -------   -------   -------   -------
      Total operating revenue                        936       835     2,217     1,952     4,155     3,630
                                                  -------   -------   -------   -------   -------   -------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                      70        67       143       134       292       290
    Purchased power - related parties                146       121       286       245       532       487
    Purchased and interchange power                   44        47        91        83       204       148
    Cost of gas sold                                 164       135       574       443       952       733
    Other                                            174       162       348       322       724       649
                                                  -------   -------   -------   -------   -------   -------
      Total operation                                598       532     1,442     1,227     2,704     2,307
  Maintenance                                         38        45        78        91       173       191
  Depreciation, depletion and amortization            99        92       223       206       433       398
  General taxes                                       45        42       104        98       202       184
                                                  -------   -------   -------   -------   -------   -------
      Total operating expenses                       780       711     1,847     1,622     3,512     3,080
                                                  -------   -------   -------   -------   -------   -------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                    94        83       197       170       389       328
  Gas utility                                         22        17       113       108       156       142
  Oil and gas exploration and production               9         7        18        22        26        26
  Independent power production                        27        13        33        26        53        42
  Natural gas transmission, storage and marketing      8         3        16         6        24         9
  Other                                               (4)        1        (7)       (2)       (5)        3
                                                  -------   -------   -------   -------   -------   -------
      Total pretax operating income                  156       124       370       330       643       550
                                                  -------   -------   -------   -------   -------   -------
INCOME TAXES                                          34        25        91        79       141       112
                                                  -------   -------   -------   -------   -------   -------
NET OPERATING INCOME                                 122        99       279       251       502       438
                                                  -------   -------   -------   -------   -------   -------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                     2         3         5         6        11        12
  Accretion expense                                   (7)       (8)      (14)      (16)      (29)      (32)
  Other income taxes, net                              4         4         6         5        12         9
  Other, net                                           1         2         4         7         6        20
                                                  -------   -------   -------   -------   -------   -------
      Total other income                               -         1         1         2         -         9
                                                  -------   -------   -------   -------   -------   -------
FIXED CHARGES
  Interest on long-term debt                          59        57       116       113       227       212
  Other interest                                       6         4        12         9        30        22
  Capitalized interest                                (2)       (1)       (4)       (2)      (10)       (5)
  Preferred dividends                                  7         7        14        14        28        28
  Preferred securities distributions                   2         -         4         -         4         -
                                                  -------   -------   -------   -------   -------   -------
      Net fixed charges                               72        67       142       134       279       257
                                                  -------   -------   -------   -------   -------   -------
NET INCOME                                        $   50    $   33    $  138    $  119    $  223    $  190
                                                  =======   =======   =======   =======   =======   =======
NET INCOME ATTRIBUTABLE TO COMMON STOCKS
  CMS Energy                                      $   49    $   33    $  125    $  119    $  207    $  190
                                                  =======   =======   =======   =======   =======   =======
  Class G                                         $    1    $    -    $   13    $    -    $   16    $    -
                                                  =======   =======   =======   =======   =======   =======
AVERAGE COMMON SHARES OUTSTANDING
  CMS Energy                                          92        88        92        87        91        87
                                                  =======   =======   =======   =======   =======   =======
  Class G                                              8         -         8         -         8         -
                                                  =======   =======   =======   =======   =======   =======

EARNINGS PER AVERAGE COMMON SHARE
  CMS Energy                                      $  .54    $  .37    $ 1.37    $ 1.36    $ 2.28    $ 2.19
                                                  =======   =======   =======   =======   =======   =======
  Class G                                         $  .16    $    -    $ 1.66    $    -    $ 2.05    $    -
                                                  =======   =======   =======   =======   =======   =======
DIVIDENDS DECLARED PER COMMON SHARE
  CMS Energy                                      $  .24    $  .21    $  .48    $  .42    $  .96    $  .84
                                                  =======   =======   =======   =======   =======   =======
  Class G                                         $  .28    $    -    $  .56    $    -    $ 1.12    $    -
                                                  =======   =======   =======   =======   =======   =======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                   CMS Energy Corporation
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)


                                                                      Six Months Ended        Twelve Months Ended
                                                                          June 30                   June 30
                                                                    1996         1995         1996          1995
                                                                                                      In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 138        $ 119        $ 223         $ 190
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $24, $24,
          $51 and $49, respectively)                                 223          206          433           398
        Capital lease amortization                                    22           19           40            42
        Debt discount amortization                                     -           16            8            34
        Deferred income taxes and investment tax credit               17           57           35            63
        Accretion expense                                             14           16           29            32
        Accretion income - abandoned Midland project                  (5)          (6)         (11)          (12)
        Undistributed earnings of related parties                    (41)         (25)         (69)          (43)
        MCV power purchases - settlement (Note 2)                    (27)         (70)         (94)         (112)
        Other                                                          8            2           13             5
        Changes in other assets and liabilities                      137           71          156           (24)
                                                                   ------       ------       ------        ------
          Net cash provided by operating activities                  486          405          763           573
                                                                   ------       ------       ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                  (251)        (280)        (506)         (587)
  Investments in partnerships and unconsolidated subsidiaries       (133)         (20)        (355)          (48)
  Investments in nuclear decommissioning trust funds                 (24)         (24)         (51)          (49)
  Acquisition of companies, net of cash acquired                     (20)        (156)         (10)         (156)
  Cost to retire property, net                                       (12)         (19)         (34)          (43)
  Deferred demand-side management costs                               (5)          (4)         (10)           (9)
  Other                                                                -           (6)          (8)           (9)
  Proceeds from sale of property                                      15            1           36            20
                                                                   ------       ------       ------        ------
          Net cash used in investing activities                     (430)        (508)        (938)         (881)
                                                                   ------       ------       ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans and notes                                 385          162          556           741
  Proceeds from preferred securities                                  97            -           97             -
  Issuance of common stock                                            16           15          161            28
  Repayment of bank loans                                           (247)          (9)        (256)         (380)
  Increase (decrease) in notes payable, net                         (233)         (30)        (201)          180
  Payment of common stock dividends                                  (48)         (37)         (95)          (73)
  Payment of capital lease obligations                               (22)         (19)         (40)          (42)
  Retirement of bonds and other long-term debt                         -          (13)         (31)         (145)
  Retirement of common stock                                           -            -           (1)           (1)
                                                                   ------       ------       ------        ------
          Net cash provided by (used in) financing activities        (52)          69          190           308
                                                                   ------       ------       ------        ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS         4          (34)          15             -

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD              56           79           45            45
                                                                   ------       ------       ------        ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $  60        $  45        $  60         $  45
                                                                   ======       ======       ======        ======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                   CMS Energy Corporation
                                                 Consolidated Balance Sheets


                                                                       June 30                     June 30
                                                                         1996      December 31       1995
                                                                     (Unaudited)       1995      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $6,177        $6,103        $5,899
  Gas                                                                    2,309         2,218         2,146
  Oil and gas properties (full-cost method)                              1,114         1,074           992
  Other                                                                     90           105            56
                                                                        ------        ------        ------
                                                                         9,690         9,500         9,093
  Less accumulated depreciation, depletion and amortization              4,843         4,627         4,493
                                                                        ------        ------        ------
                                                                         4,847         4,873         4,600
  Construction work-in-progress                                            247           201           264
                                                                        ------        ------        ------
                                                                         5,094         5,074         4,864
                                                                        ------        ------        ------
INVESTMENTS
  Independent power production                                             306           275           286
  Natural gas transmission, storage and marketing                          238           193            42
  First Midland Limited Partnership (Note 2)                               228           225           221
  Midland Cogeneration Venture Limited Partnership (Note 2)                110           103            90
  Other                                                                     88            22            17
                                                                        ------        ------        ------
                                                                           970           818           656
                                                                        ------        ------        ------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                               60            56            45
  Accounts receivable and accrued revenue, less
    allowances of $3, $4 and $4, respectively (Note 7)                     290           296           168
  Inventories at average cost
    Gas in underground storage                                             109           184           155
    Materials and supplies                                                  83            83            79
    Generating plant fuel stock                                             23            37            34
  Deferred income taxes                                                     21            24            27
  Prepayments and other                                                    160           230           143
                                                                        ------        ------        ------
                                                                           746           910           651
                                                                        ------        ------        ------
NON-CURRENT ASSETS
  Postretirement benefits                                                  450           462           469
  Nuclear decommissioning trust funds                                      339           304           262
  Abandoned Midland project                                                122           131           139
  Other                                                                    428           444           442
                                                                        ------        ------        ------
                                                                         1,339         1,341         1,312
                                                                        ------        ------        ------
TOTAL ASSETS                                                            $8,149        $8,143        $7,483
                                                                        ======        ======        ======







                                                                       June 30                     June 30
                                                                         1996      December 31       1995
                                                                     (Unaudited)       1995      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES
CAPITALIZATION (Note 7)
  Common stockholders' equity                                           $1,575        $1,469        $1,229
  Preferred stock of subsidiary                                            356           356           356
  Company-obligated mandatorily redeemable preferred
    securities of Consumers Power Company Financing I (a)                  100             -             -
  Long-term debt                                                         3,116         2,906         2,748
  Non-current portion of capital leases                                     94           106           109
                                                                        ------        ------        ------
                                                                         5,241         4,837         4,442
                                                                        ------        ------        ------





CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     131           207           181
  Notes payable                                                            108           341           309
  Accounts payable                                                         287           306           197
  Accrued taxes                                                            204           254           147
  Power purchases - settlement (Note 2)                                     90            90            95
  Accounts payable - related parties                                        59            53            50
  Accrued interest                                                          51            45            40
  Accrued refunds                                                           25            22            30
  Other                                                                    181           192           167
                                                                        ------        ------        ------
                                                                         1,136         1,510         1,216
                                                                        ------        ------        ------





NON-CURRENT LIABILITIES
  Deferred income taxes                                                    646           640           621
  Postretirement benefits                                                  533           533           547
  Power purchases - settlement (Note 2)                                    207           221           269
  Deferred investment tax credits                                          166           171           176
  Regulatory liabilities for income taxes, net                              57            44            33
  Other                                                                    163           187           179
                                                                        ------        ------        ------
                                                                         1,772         1,796         1,825
                                                                        ------        ------        ------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $8,149        $8,143        $7,483
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

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                   CMS Energy Corporation
                                   Consolidated Statements of Common Stockholders' Equity
                                                         (Unaudited)


                                        Three Months Ended       Six Months Ended      Twelve Months Ended
                                             June 30                 June 30                 June 30
                                         1996        1995        1996        1995        1996        1995
                                                                                               In Millions
COMMON STOCK
  At beginning and end of period       $    1      $    1      $    1      $    1      $    1      $    1
                                       -------     -------     -------     -------     -------     -------
OTHER PAID-IN CAPITAL
  At beginning of period                1,959       1,734       1,951       1,701       1,740       1,688
  Common stock reacquired                   -           -           -           -          (1)         (1)
  Common stock issued:
    CMS Energy                              7           6          14          39         101          52
    Class G                                 1           -           2           -         126           -
  Common stock reissued                     -           -           -           -           1           1
                                       -------     -------     -------     -------     -------     -------
      At end of period                  1,967       1,740       1,967       1,740       1,967       1,740
                                       -------     -------     -------     -------     -------     -------
REVALUATION CAPITAL
  At beginning of period                   (8)          1          (8)          -           1          (1)
  Change in unrealized investment-
    gain (loss)                             -           -           -           1          (9)          2
                                       -------     -------     -------     -------     -------     -------
      At end of period                     (8)          1          (8)          1          (8)          1
                                       -------     -------     -------     -------     -------     -------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                 (411)       (527)       (475)       (595)       (513)       (630)
  Net income                               50          33         138         119         223         190
  Common stock dividends declared:
    CMS Energy                            (22)        (19)        (44)        (37)        (87)        (73)
    Class G                                (2)          -          (4)          -          (8)          -
                                       -------     -------     -------     -------     -------     -------
      At end of period                   (385)       (513)       (385)       (513)       (385)       (513)
                                       -------     -------     -------     -------     -------     -------

TOTAL COMMON STOCKHOLDERS' EQUITY      $1,575      $1,229      $1,575      $1,229      $1,575      $1,229
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


1:   Corporate Structure and Basis of Presentation

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses, including oil and gas exploration and production, development and operation of independent power production facilities, electric and gas marketing services to utility, commercial and industrial customers, storage and transmission of natural gas, and electric distribution.

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three, six and twelve month periods ended June 30, 1996, undistributed equity earnings were $20 million, $41 million and $69 million, respectively and $13 million, $25 million and $43 million for the three, six and twelve month periods ended June 30, 1995.


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and
2) CMS Holdings holds, through the FMLP, a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the termination of the PPA. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity.

The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The Settlement Order permits Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. For all energy delivered on an economic basis above the availability limits to 915 MW, Consumers has been allowed to recover a capacity payment of 1/2 cent per kWh in addition to the variable energy charge.

In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assessment of the future availability of the MCV Facility and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC-authorized level, could be resold. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. If Consumers is unable to sell any capacity above the 1993 MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

                                                       After-tax, In Millions
                                                    1996  1997 1998 1999 2000

Estimated cash underrecoveries                       $56   $55  $ 8  $ 9  $ 7

Possible additional underrecoveries and losses (a)    20    22   72   72   74

(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

Under the Settlement Order, capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs, but the MPSC will determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. The MCV Partnership did not object to the Settlement Order. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals. In March 1996, the Court of Appeals affirmed the Settlement Order.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that would potentially resolve several issues in three pending proceedings, including Consumers' electric rate case (see
Note 3) and cost recovery for the entire 325 MW of MCV Facility capacity above the MPSC's currently authorized 915 MW level. The total estimated cash underrecoveries are not expected to change under the settlement agreement as proposed, although the years in which they occur could vary from the schedule shown in the above table. Consumers does not anticipate the need for an additional loss to be recorded above the amount anticipated in 1992 if the settlement agreement is adopted as proposed. For further information regarding the proposed settlement agreement, see
Note 3.

At June 30, 1996 and December 31, 1995, the after-tax present value of the Settlement Order liability totaled $193 million and $202 million, respectively. The reduction in the liability since December 31, 1995, reflects after-tax cash underrecoveries of $18 million, partially offset by after-tax accretion expense of $9 million. The undiscounted after-tax amount associated with the liability totaled $578 million at June 30, 1996.

In 1994 and 1995, Consumers paid a total of $44 million to terminate power purchase agreements with the developers of two proposed independent power projects totaling 109 MW. As part of the proposed settlement agreement reached with the MPSC staff (see Note 3), Consumers is seeking to utilize less-expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Cost recovery for this contract capacity would start in 1996. Even if Consumers is not allowed to substitute MCV Facility capacity for the capacity to be provided under the terminated agreements, Consumers believes that the MPSC would still approve recovery of the buyout costs due to the significant customer savings resulting from the terminated power purchase agreements. As a result, Consumers has recorded a regulatory asset of $44 million.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of the 1993 and 1994 plan case orders, the MPSC confirmed the recovery of certain costs related to power purchases from the MCV Partnership. ABATE or the Attorney General appealed these plan case orders to the Court of Appeals. In February 1996, the Court of Appeals affirmed the MPSC's order in the 1993 plan case.

As part of its decision in the 1993 PSCR reconciliation case issued in February 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believes this is contrary to the terms of the Settlement Order and has appealed the February 1995 order on this issue. The MCV Partnership and ABATE have also filed separate appeals of this order.


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

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers. In addition, Consumers filed a request with the MPSC seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts. For further information regarding these requests, see the Electric Rate Proceedings and Special Rates discussions in the MD&A.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Some of these issues were preliminarily addressed in February 1996 when the MPSC issued a partial final order in Consumers' electric rate case. If fully adopted, the settlement agreement would provide for cost recovery of the entire 325 MW of uncommitted MCV Facility capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; and accelerate recovery of nuclear plant investment. Consumers expects a final order in the third quarter of 1996.

Gas Rates: As part of an agreement approved by the MPSC, Consumers filed a gas rate case in December 1994 that incorporated cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites (see Note 4). In March 1996, the MPSC issued a final order in this case, authorizing recovery of costs related to postretirement benefits and former manufactured gas plant sites. Overall, however, the order decreased Consumers' gas rates by $11.7 million annually and authorized an 11.6 percent return on common equity, a decrease from the 13.25 percent previously authorized.
Consumers filed a petition for rehearing with the MPSC, requesting reconsideration of certain issues. This petition was denied in June 1996.

GCR Matters: In 1993, the MPSC issued an order favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers. In early 1995, management concluded that the intrastate producers' pending appeals of the order would not be successful and, accordingly, reversed a previously accrued contingency and recorded a $23 million (pretax) benefit. The MPSC order was affirmed by the Court of Appeals in June 1995. The producers petitioned the Michigan Supreme Court for review. This petition was denied in June 1996.

In October 1995, the MPSC issued an order regarding a $44 million (excluding any interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order supports its position that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Resolution of the issues discussed in this note is not expected to have a material impact on CMS Energy's or Consumers' financial position or results of operations.


4:   Commitments, Contingencies and Other

Environmental Matters: Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs. Consumers' liability is therefore expected to be between $1 million and $9 million. At June 30, 1996, Consumers has accrued $1 million for its estimated losses.

Under the Michigan Natural Resources and Environmental Protection Act, which bears some similarities to Superfund, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest.

Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Three of the four plans submitted by Consumers have been approved by the DNR or the Michigan Department of Environmental Quality. The findings for two remedial investigations indicate that the expenditures for remedial action at those sites are likely to be less than previously estimated; however, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At June 30, 1996, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order issued in early 1996, Consumers is deferring environmental clean-up costs incurred at these sites and amortizing these costs over 10 years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1020 million for 1996, $795 million for 1997 and $765 million for 1998.

Other: As of June 30, 1996, CMS Energy or its subsidiaries have guaranteed up to $104 million in contingent obligations of unconsolidated affiliates and other parties.

In August 1995 CMS Generation was served a complaint, which was filed in a U.S. District Court in the State of Colorado, alleging multiple claims relating to a business project in the Philippines. Plaintiffs have claimed approximately $85 million in direct damages, indirect damages in a like amount, plus punitive damages, interest, and attorney's fees.
CMS Generation is vigorously contesting this action.

Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At June 30, 1996, Consumers had 34 separate stray voltage lawsuits awaiting trial court action.

In addition to the matters disclosed in these notes, Consumers and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business and involving personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on CMS Energy's financial position or results of operations.


5:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 which estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered that Consumers file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998.

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks. As of June 30, 1996, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. The cask in which the minor flaws were detected continues to store spent fuel safely and there is no requirement for its replacement, but Consumers had nevertheless planned to remove the spent fuel and insert it into another cask.
However, Consumers has postponed this action while it monitors an investigation under way at another utility that uses a similar dry storage cask system for spent nuclear fuel. The other utility experienced an unexpected ignition of hydrogen gas following the loading of a cask. Although the event caused no injuries or releases of radioactive material, and Consumers' procedures had already precluded a similar event, the NRC has instructed utilities using the dry storage casks to take certain additional precautions when loading or unloading casks. Consumers does not plan to load or unload any casks before the end of 1996.

Certain parties, including the Attorney General, have petitioned the NRC to suspend Consumers' general license to store spent fuel, claiming that Consumers' cask unloading procedure does not satisfy NRC regulations. The NRC staff is reviewing the petitions.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs during prolonged accidental outages. Such costs would not be covered by insurance during the first 21 weeks of any outage, but the major portion of such costs would be covered during the next 12 months of the outage, followed by reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $30 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of data from testing of similar materials indicated that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999; however, an analysis that Consumers submitted to the NRC for review in April 1996 suggests that the reactor vessel could be safely operated beyond 1999 without annealing. Nevertheless, Consumers is currently developing a contingency plan to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million, which would likely allow for operation of the plant to the end of its license life in the year 2007 or beyond. Consumers cannot predict whether the NRC will concur with the April 1996 analysis or, if the NRC does concur, whether these analyses will result in a future decision to postpone annealing.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended June 30 were:

                                                                In Millions
                                                       Six             Twelve
                                                  Months Ended   Months Ended
                                                  1996    1995    1996   1995

Cash transactions
  Interest paid (net of amounts capitalized)     $ 114   $ 100   $ 221  $ 185
  Income taxes paid (net of refunds)                45      19      60     35

Non-cash transactions
  Nuclear fuel placed under capital lease        $   1   $  23   $   4  $  42
  Other assets placed under capital leases           1       2       4     10
  Common Stock issued to acquire companies           -      24      66     24
  Assumption of debt                                 -      16       4     16
  Capital leases refinanced                          -       -      21      -



7:   Short-Term And Long-Term Financings, Capitalization and Other

CMS Energy

In the first quarter of 1996, CMS Energy filed a shelf-registration with the SEC for the issuance and sale of up to $125 million of GTNs, Series B, with net proceeds to be used for general corporate purposes. As of June 30, 1996, CMS Energy had issued and outstanding approximately $250 million of Series A and $51 million of Series B GTNs with weighted-average inter-est rates of 7.7 and 8.0 percent, respectively.

Consumers

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $145 million that are used to finance seasonal working capital require-ments. At June 30, 1996, a total of $108 million was outstanding at a weighted-average interest rate of 6.1 percent, compared with $309 million outstanding at June 30, 1995, at a weighted-average interest rate of 6.7 percent. Consumers has an established $500 million trade receivables purchase and sale program. At June 30, 1996 and 1995, receivables sold under the agreement totaled $200 million and $190 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In January 1996, four million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through Consumers Power Company Financing I, a business trust wholly owned by Consumers. Net proceeds from the sale totaled $97 million. The business trust was formed for the sole purpose of issuing the Trust Originated Preferred Securities, and the primary asset of the trust is $103 million of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers and maturing in 2015. Consumers' obligations with respect to the Trust Originated Pre-ferred Securities under the notes, the indenture under which the notes are issued, Consumers' guarantee of the Trust Originated Preferred Securities, and the declaration of trust constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Pre-ferred Securities.

CMS NOMECO

In March 1996, CMS NOMECO replaced its $140 million revolving credit agreement with a $225 million revolving credit agreement. As of June 30, 1996, $123 million was outstanding under the new agreement, with a weight-ed-average interest rate of 6.4 percent.

CMS Generation

In January 1996, CMS Generation refinanced a one-year $118 million bridge credit facility for the HYDRA-CO acquisition with a $110 million, five-year term loan. As of June 30, 1996, $67 million was outstanding with a weighted-average interest rate of 7.4 percent.


8:   Earnings Per Share and Dividends

Earnings per share attributable to Common Stock, for the twelve month period ended June 30, 1996 reflect the performance of the Consumers Gas Group since initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock participates in earnings and dividends from the issue date. The earnings (loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted-average number of shares outstanding.

Earnings (loss) attributable to outstanding Class G Common Stock are equal to the Consumers Gas Group net income (loss) multiplied by a fraction, the numerator is the weighted-average number of Outstanding Shares during the period and the denominator represents the weighted-average number of Outstanding Shares and Retained Interest Shares during the period.

The earnings attributable to Class G Common Stock on a per share basis, for the six months ended June 30, 1996, are based on 23.72 percent of the income of the Consumers Gas Group. Earnings per share for Class G Common Stock are omitted from the statements of income for the periods reported prior to the periods ended September 30, 1995, since the Class G Common Stock was not part of the equity structure of CMS Energy. For purpose of analysis, following are pro forma data for the six months ended June
30, 1995 and the year ended December 31, 1995 which give effect to the issuance and sale of 7.52 million shares of Class G Common Stock (repre-senting 23.50 percent of the equity attributable to the Consumers Gas Group) on January 1, 1994, and actual data for the six months ended June 30, 1996.

                                        In Millions, Except Per Share Amounts
                                            Actual    Pro Forma     Pro Forma
                                        Six Months   Six Months          Year
                                             Ended        Ended         Ended
                                           June 30      June 30   December 31
                                              1996         1995          1995

Net Income                                  $  138       $  119        $  204

Net Income attributable to CMS Energy
 Common Stock                               $  125       $  107        $  189

Net Income attributable to outstanding
 Class G Common Stock                       $   13       $   12        $   15

Average shares outstanding:
  CMS Energy Common Stock                   91.828       87.454        88.810
  Class G Common Stock                       7.662        7.520         7.536

Earnings per share attributable to
 CMS Energy Common Stock                    $ 1.37       $ 1.22        $ 2.14

Earnings per share attributable to
 outstanding Class G Common Stock           $ 1.66       $ 1.63        $ 1.93

In February and May 1996, CMS Energy paid a dividend of $.24 per share on CMS Energy Common Stock and $.28 per share on Class G Common Stock. In July 1996, the Board of Directors declared a quarterly dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock to be paid in August 1996.

                            CMS Energy Corporation
                     Management's Discussion and Analysis


This MD&A should be read along with the MD&A in the 1995 Form 10-K of CMS Energy. This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve estimates, assump-tions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective caution-ary statements) discussed elsewhere in this Form 10-Q, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses, including oil and gas exploration and production, development and operation of independent power production facilities, electric and gas marketing services to utility, commercial and industrial customers, storage and transmission of natural gas, and elec-tric distribution.


Consolidated Earnings for the Quarters Ended June 30, 1996 and 1995

Consolidated net income totaled $50 million for the second quarter of 1996 of which $49 million or $.54 per share is attributable to CMS Energy Common Stock compared to $33 million or $.37 per share of CMS Energy Common Stock for the second quarter of 1995. Net income attributable to Class G Common Stock totaled $1 million or $.16 per share for the second quarter of 1996. The increase in consolidated net income primarily reflects the impact of a 1996 electric utility rate increase, higher 1996 gas utility revenues from storage facility operations, the equity earnings resulting from the buy-out of a power purchase agreement involving a partnership in which CMS Generation owns a 50 percent ownership interest, and increased earnings from CMS Gas Transmission's 25 percent ownership interest in TGN.


Consolidated Earnings for the Six Months Ended June 30, 1996 and 1995

Consolidated net income totaled $138 million for the six months ended June 30, 1996, of which $125 million or $1.37 per share is attributable to CMS Energy Common Stock compared to $119 million or $1.36 per share for the six months ended June 30, 1995. Net income attributable to Class G Common Stock totaled $13 million or $1.66 per share for the six months ended June 30, 1996. The $19 million increase in consolidated net income reflects the same benefits as described for the quarter-ended period along with higher electric utility sales and gas utility deliveries. Partially offsetting these benefits was reduced operating income from Consumers' interest in the MCV Facility during the 1996 period. Earnings per share attributable to CMS Energy Common Stock for the first six months of 1996, compared to the first six months of 1995, reflects the net income attrib-utable to Class G Common Stock. Class G Common Stock was issued in the third quarter of 1995. (See Note 8).


Consolidated Earnings for the 12 Months Ended June 30, 1996 and 1995

Consolidated net income totaled $223 million for the 12 months ended June 30, 1996, of which $207 million or $2.28 per share is attributable to CMS Energy Common Stock compared to $190 million or $2.19 per share for the twelve months ended June 30, 1995. Net income attributable to Class G Common Stock totaled $16 million or $2.05 per share for the twelve months ended June 30, 1996. The $33 million increase in consolidated net income reflects the 1996 electric utility rate increase, higher electric utility sales and gas utility deliveries, higher 1996 gas utility revenues from storage facility operations, the equity earnings resulting from the buy-out of a power purchase agreement from a partnership in which CMS Generation owns a 50 percent ownership interest, and increased earn-ings from CMS Gas Transmission's 25 percent ownership interest in TGN. Earnings per share attributable to CMS Energy Common Stock for the twelve months ended June 30, 1996, compared to the twelve months ended June 30, 1995, reflects the net income attributable to Class G Common Stock. Class G Common Stock was issued in the third quarter of 1995.

For further information, see the individual results of operations disclo-sure in this MD&A.


Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from its subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities. CMS Energy's consoli-dated cash from operations is derived mainly from Consumers' sale and transportation of natural gas, its generation, transmission, and sale of electricity and CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations totaled $486 million and $405 million for the first six months of 1996 and 1995, respectively. The $81 million increase resulted from higher sales of utility electricity, improved gas utility deliveries, lower cash losses associated with the PPA, CMS NOMECO's increased sale of oil and natural gas and changes in the timing of cash payments related to Consumers' operations. CMS Energy uses its operating cash primarily to expand its international businesses, maintain and expand its electric and gas utility systems, retire portions of its long-term debt and pay dividends.

Investing Activities: Net cash used in investing activities totaled $430 million and $508 million for the first six months of 1996 and 1995, respectively. The decrease of $78 million primarily reflects the acquisi-tion of HYDRA-CO in the first quarter of 1995 partially offset by an increase in 1996 in investments in partnerships and unconsolidated subsid-iaries. CMS Energy's expenditures for its utility and international businesses were $190 million and $220 million, respectively.

Financing Activities: Net cash provided by (used in) financing activities totaled $(52) million and $69 million for the six months of 1996 and 1995, respectively. For the six months ended June 30, 1996 net cash was used for reducing notes payable and refinancing bank loans and was partially offset by $97 million in proceeds from the sale of Trust Originated Preferred Securities (see Note 7).

In October 1995, CMS NOMECO filed a registration statement with the SEC for an initial public offering of not more than 20 percent of CMS NOMECO common stock. CMS Energy will continue to evaluate market conditions for a possible offering of CMS NOMECO common stock.

In the first quarter of 1996, CMS Energy filed a shelf-registration statement with the SEC for the issuance and sale of up to $125 million of GTNs, Series B, with net proceeds to be used for general corporate purpos-es. As of June 30, 1996, CMS Energy had issued and outstanding approxi-mately $250 million of GTNs, Series A and $51 million of GTNs, Series B with weighted-average interest rates of 7.7 percent and 8.0 percent, respectively.

In the first quarter of 1996, CMS Generation refinanced the $118 million bridge credit facility obtained in connection with the acquisition of HYDRA-CO with a $110 million, five-year term loan. As of June 30, 1996, $67 million was outstanding with a weighted-average interest rate of 7.4 percent.

In the first quarter of 1996, CMS NOMECO replaced its $140 million revolv-ing credit agreement with a $225 million revolving credit agreement. As of June 30, 1996, $123 million was outstanding under the new agreement with a weighted-average interest rate of 6.4 percent.

In February and May 1996, CMS Energy paid $22 million in cash dividends to holders of CMS Energy Common Stock and $2 million in cash dividends to holders of Class G Common Stock.

In July 1996, the Board of Directors declared quarterly dividends of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock, representing an increase in the annualized dividend on CMS Energy Common Stock to $1.08 per share from the previous amount of $.96 per share (a 12.5 percent increase), and an increase in the annualized dividend on Class G Common Stock to $1.18 per share from the previous dividend of $1.12 per share (a 5.4 percent increase).

In the second quarter of 1996, Consumers declared and paid a $75 million common dividend to CMS Energy from its first quarter earnings. In July 1996, Consumers declared a $40 million common dividend to be paid in August 1996. Consumers had temporarily suspended its common dividends in mid-1995 to improve its capital structure.

In June 1996, CMS Enterprises paid a common dividend of $42 million to CMS Energy. In July 1996, CMS Enterprises declared a $48 million common dividend to CMS Energy to be paid in August 1996.

Other Investing and Financing Matters: CMS Energy has available, unse-cured, committed lines of credit totaling $105 million and a $450 million credit facility. At June 30, 1996, CMS Energy had utilized a total of $233 million under these facilities. CMS Energy will continue to evaluate the capital markets in 1996 as a source of financing its subsidiaries' investing activities and required debt retirements.

Consumers has several available, unsecured, committed lines of credit totaling $145 million and a $425 million working capital facility. At June 30, 1996, Consumers had a total of $108 million outstanding under these facilities. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consum-ers uses short-term borrowings to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At June 30, 1996 and 1995, receivables sold totaled $200 million and $190 million, respectively.

At June 30, 1996 the book value per share for CMS Energy Common Stock was $16.11 and $11.66 for Class G Common Stock.

Electric Utility Results of Operations

                                                                In Millions
                                                    Pretax Operating Income
                         Quarter ended 6 months ended 12 months ended 1996 compared 1996 compared 1996 compared
                             with 1995          with 1995         with 1995

Sales (net of special
 contract discounts)              $  -               $  9              $ 64
Rate increases and
 other regulatory issues            11                 18                18
Operations and maintenance           5                  8                 4
General taxes
 and depreciation                   (5)               (10)              (27)
Other                                -                  2                 2
                                   ---                ---              ----
  Total change                     $11                $27              $ 61
                                   ===                ===              ====

Electric Sales: Total electric sales increased for the quarter ended (4.6 percent), six months ended (4.3 percent), and 12 months ended June 30, 1996 (4.1 percent) over the comparable 1995 periods. The table below reflects these electric kWh sales increases by class of customer for the various periods.

                                                                          In Billions of kWh
                                                                              Electric Sales
                  Quarter ended June        Six months ended June       12 months ended June
                 1996    1995   Var.          1996    1995   Var.         1996   1995   Var.

Residential       2.4     2.4      -           5.4     5.1    0.3         11.0   10.2    0.8
Commercial        2.4     2.3    0.1           4.8     4.6    0.2          9.8    9.3    0.5
Industrial        3.2     3.2      -           6.1     6.3   (0.2)        12.5   12.6   (0.1)
Other             0.9     0.6    0.3           1.6     1.2    0.4          2.9    2.7    0.2
                  ---     ---    ---          ----    ----    ---         ----   ----    ---
  Total sales     8.9     8.5    0.4          17.9    17.2    0.7         36.2   34.8    1.4
                  ===     ===    ===          ====    ====    ===         ====   ====    ===

Power Costs: Power costs totaled $260 million and $235 million for the quarters ended June 30, 1996 and 1995, respectively. The $25 million increase primarily reflects greater power purchases from outside sources to meet increased sales demand. Power costs totaled $520 million and $462 million for the six months ended June 30, 1996 and 1995, respectively.
The $58 million increase again primarily reflects greater power purchases from outside sources to meet increased sales demand. Power costs totaled $1,028 million and $925 million during the 12 months ended June 30, 1996 and 1995, respectively. Consistent with the changes in power costs in the other periods, the $103 million increase also resulted from greater power purchases from outside sources to meet increased sales demand.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the termination of the PPA in 2025. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals. In March 1996, the Court of Appeals affirmed the Settlement Order. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $18 million for the first six months of 1996. Estimated after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

                                                    After-tax, In Millions
                                      1996    1997   1998     1999    2000

Estimated cash underrecoveries         $56     $55    $ 8      $ 9     $ 7

Possible additional
 underrecoveries and losses (a)         20      22     72       72      74

(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settle-ment agreement that would potentially resolve several issues in three pending proceedings, including the electric rate case (discussed below) and cost recovery for the entire 325 MW of MCV Facility capacity above the MPSC's currently authorized 915 MW level. The total estimated cash underrecoveries are not expected to change under the settlement agreement as proposed, although the years in which they occur could vary from the schedule shown in the above table. Consumers does not anticipate the need for an additional loss to be recorded above the amount anticipated in 1992 if the settlement agreement is adopted as proposed. For further informa-tion regarding the proposed settlement agreement, see Note 3.

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

Electric Rate Proceedings: In early 1996, the MPSC granted Consumers authority to increase its annual electric retail rates by $46 million, in response to Consumers' 1994 request. This partial final order did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be ad-dressed in connection with its consideration of the proposed settlement agreement discussed below.

In September 1995, Consumers and the MPSC staff reached a proposed settle-ment agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues. One of these issues, Consumers' electric rate case, was addressed, in part, by the order discussed above. If fully adopted, the settlement agreement would resolve Consumers' depreciation and special competitive service cases (discussed below) and cost recovery of the entire 325 MW of uncommitted MCV Facility capacity. Consumers expects a final order in the third quarter of 1996. For more information regarding the electric rate order and the proposed settlement agreement, see Note 3.

In 1995, Consumers filed a request with the MPSC seeking approval to increase its traditional depreciation expense by $21 million and reallo-cate certain portions of its utility plant from production to transmis-sion, resulting in a $28 million decrease in depreciation expense associ-ated with this transfer. If the MPSC approves both aspects of the re-quest, the net result will be a decrease in electric depreciation expense of $7 million for ratemaking purposes. The ALJ issued a proposal for decision in this case that recommended the MPSC reject Consumers' position regarding the reallocation of Consumers' depreciation reserve and plant investment. This case is currently part of the proposed settlement agreement. In the proposed settlement, the depreciation of the Palisades and Big Rock Point nuclear generating plants would be accelerated while overall depreciation rates would remain the same.

Special Rates: Consumers currently has a request before the MPSC that would allow Consumers a certain level of rate-pricing flexibility to respond to customers' alternative energy options. This request has also been consolidated into the settlement proceeding discussed above.

Electric Capital Expenditures: CMS Energy and Consumers estimate capital expenditures, including new lease commitments, related to its electric utility operations of $315 million for 1996, $300 million for 1997 and $305 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Electric Environmental Matters: The 1990 amendment of the Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Final acid rain program nitrogen oxide regulations are expected to be issued in 1996. Management believes that Consumers' annual operating costs will not be materially affected.

The Michigan Natural Resources and Environmental Protection Act was substantially amended in 1995 and bears some similarities to Superfund. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

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

Nuclear Matters: In 1995, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report recognized improved performance at the plant, specifically in the areas of engineering and plant operations. In the report, the NRC noted areas that continue to require management's attention, but also recognized the development and implementation of plans for corrective action designed to address previ-ously identified weak areas. The report noted that performance in the areas of maintenance and plant support was good and remained unchanged.

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consequently, Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Consumers does not plan to load or unload any casks before the end of 1996, includ-ing a cask in which a minor flaw has been detected. For further informa-tion, see Note 5.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of data from testing of similar materials indicated that the Palisades reactor vessel can be safely operated through late 1999; however, an analysis that Consumers submitted to the NRC for review in April 1996 suggests that the reactor vessel could be safely operated beyond 1999 without annealing. Nevertheless, Consumers is currently developing a contingency plan to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million, which would likely allow for operation of the plant to the end of its license life in the year 2007 or beyond. Consumers cannot predict whether the NRC will concur with the April 1996 analysis or, if the NRC does concur, whether these analyses will result in a future decision to postpone annealing.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At June 30, 1996, Consumers had 34 separate stray voltage lawsuits awaiting trial court action. CMS Energy believes that the resolution of these lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Consumers Gas Group Results of Operations


                                                               In Millions
                                     Pretax Operating Income
                         Quarter ended Six months ended 12 months ended 1996 compared 1996 compared 1996 compared
                             with 1995          with 1995        with 1995

Sales                              $ 1               $ 23             $ 51
Reversal of gas
 contingencies                       -                (23)             (34)
Recovery of gas costs and
 other regulatory issues             3                  1                3
Gas storage facility
 operations                          4                  7                7
Operations and maintenance          (2)                 2               (5)
General taxes and
 depreciation                       (1)                (5)              (8)
                                   ---               ----             ----
    Total change                   $ 5               $  5             $ 14
                                   ===               ====             ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility, increased for the quarter ended (2.8 percent), six months ended (11.3 percent), and 12 months ended June 30, 1996 (15.9 percent) over the comparable 1995 periods. The increased deliveries reflect growth result-ing from customer additions, conversions to natural gas from alternative fuels, continued strength in the Michigan economy and, for the six months ended and 12 months ended June 30, 1996, colder temperatures. The table below indicates total system deliveries and the impact of weather on the six months ended and 12 months ended June 30, 1996 and 1995.

                                                                    In bcf
                                                            Gas Deliveries
                           Six months ended June      12 months ended June
                               1996   1995  Var.         1996   1995  Var.

Weather-adjusted
 deliveries                   204.0  192.1  11.9        337.9  319.4  18.5
 (variance reflects
 growth)
Impact of weather               6.8   (2.7)  9.5         18.2  (12.1) 30.3
                              -----  -----  ----        -----  -----  ----
  System deliveries
   excluding transport
   to MCV                     210.8  189.4  21.4        356.1  307.3  48.8

Transport to MCV               33.0   26.4   6.6         60.3   63.4  (3.1)
                              -----  -----  ----        -----  -----  ----
  Total system
   deliveries                 243.8  215.8  28.0        416.4  370.7  45.7
                              =====  =====  ====        =====  =====  ====

Cost of Gas Sold: The cost of gas sold totaled $106 million and $102 million for the second quarters of 1996 and 1995, respectively. The increase of $4 million was the result of increased sales. For the six months ended June 30, 1996 and 1995, the cost of gas sold totaled $451 million and $383 million, respectively. The increase of $68 million resulted from increased sales and the reversal of a $23 million gas contract contingency during the first quarter of 1995. The cost of gas sold totaled $739 million and $617 million for the 12 months ended
June 30, 1996 and 1995, respectively. The increase of $122 million reflects the same benefits as described for the six-month period.


Consumers Gas Group Issues

Gas Rate Proceedings: In early 1996, the MPSC issued a final order in Consumers' gas rate case, decreasing Consumers' gas rates by $11.7 million annually. The MPSC order authorized an 11.6 percent return on common equity. Consumers filed a petition for rehearing with the MPSC, request-ing reconsideration of certain issues. This petition was denied in June 1996.

Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to bypass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In February 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of one of Consumers' MPSC-authorized gas transportation rates must be borne by Consumers' shareholders. In March 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

GCR Matters: In October 1995, the MPSC issued an order regarding a $44 million (excluding any interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order supports its position that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $130 million for 1996, $120 million for 1997 and $110 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs.
At June 30, 1996, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order, Consumers is deferring environmen-tal clean-up costs and amortizing these costs over 10 years. The order authorizes current recovery of $1 million annually. Consumers is continu-ing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites. For further information regarding environmental matters, see Note 4.


Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three months ended June 30, 1996 increased $2 million over the comparable period in 1995, primarily reflecting higher oil and gas volumes and prices. Pretax operating income for the six months ended June 30, 1996 decreased $4 million and for the twelve months ended June 30, 1996 remained unchanged over the comparable periods in 1995, primarily due to recognition of a gain from assignment and novation of a gas supply contract recorded in the first quarter of 1995 partially offset by higher oil and gas prices and volumes in 1996.

Capital Expenditures: CMS Energy currently plans to invest $405 million from 1996 to 1998 in its oil and gas exploration and production opera-tions. These capital expenditures will be concentrated in North and South America and offshore west Africa.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three, six and twelve months ended June 30, 1996 increased $14 million, $7 million and $11 million, respectively over the comparable periods in 1995, primarily reflecting a gain resulting from the sale of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent ownership interest partially offset for the six month period by reduced MCV earnings.

Capital Expenditures and Other: In the second quarter of 1996, CMS Generation commenced construction of the La Plata Cogeneration Pro-ject, a 128 MW natural gas fueled, combined cycle power plant in Buenos Aires Province, Argentina. Construction of the $110 million plant being built on the site of a petroleum refinery owned and operated by YPF S.A., Argentina's largest oil company, is scheduled to be complete by the fall of 1997. In July 1996, CMS Generation increased its ownership interest in the project from 39 percent to 100 percent by purchasing the remaining 61 percent from EDEVA, a consortium of Argentine investors. The Overseas Private Investment Corporation is expected to provide approximately $75 million in non-recourse project financing for the facility.

In April 1996, CMS Generation and ABB signed agreements with Morocco's national utility, Office National de l'Electricite, for the privatization, expansion and operation of the Jorf Lasfar coal-fueled power plant located southwest of Casablanca. The agreements cover purchase and operation of two existing 330 MW electric generating units and construction and opera-tion of another two 330 MW electric generating units by CMS Generation and ABB. CMS Generation and ABB each will hold a 50 percent interest in the transaction. CMS Energy posted a $30 million conditional letter of credit to ensure performance under the agreements. Financial closing is expected by year end, with construction of the second two units to begin shortly thereafter.

In July 1996, CMS Generation began construction on repowering its Centrales Termicas Mendoza electric generating plant in western
Argentina's Mendoza Province.  In the first quarter of 1996,
CMS Generation increased its ownership interest in the plant to 81 per-cent. The company currently plans to invest $185 million to refurbish and repower the facility resulting in an increase in its generating capacity from 242 MW to 506 MW.

CMS Energy currently plans to invest $575 million relating to its indepen-dent power production operations from 1996 to 1998. CMS Generation will pursue acquisitions and development of electric generating plants in the United States, Latin America, southern Asia, the Pacific Rim region and North Africa.


Natural Gas Transmission, Storage and Marketing

Pretax Operating Income: Pretax operating income for the three, six and twelve months ended June 30, 1996 increased $5 million, $10 million and $15 million respectively over the comparable periods in 1995, reflecting earnings from new pipeline and storage investments, primarily TGN, the continued growth of existing projects and gas marketed to end-users and the gain resulting from the dissolution of the Moss Bluff and Grand Lacs partnerships (see below).

Capital Expenditures and Other: In June 1996, CMS Gas Transmission sold its 50 percent ownership interest in Moss Bluff Gas Storage Systems, a partnership that owns a gas storage facility, to its partner, MHP, and purchased the remaining 50 percent ownership interest in the Grands Lacs Limited Partnership, a marketing center for natural gas from MHP. This transaction resulted in CMS Gas Transmission receiving approximately $26 million.

In January 1996, CMS Gas Transmission acquired Petal Gas Storage Company, a natural gas storage facility located in Forrest County, Mississippi. The salt dome storage cavern provides up to 3.2 bcf per day of 10-day storage service and has the capability of being refilled in 20 days.

In January 1996, CMS Gas Transmission acquired an ownership interest in Nitrotec Corporation, a proprietary gas technology company. Nitrotec specializes in the development and commercialization of advanced carbon-based adsorption gas separation technologies. Nitrotec recently received approval of patent applications covering its helium removal process and nitrogen rejection process.

CMS Energy currently plans to invest $255 million from 1996 to 1998 relating to its non-utility gas operations, and will continue to pursue development of natural gas storage, gathering and pipeline operations both domestically and internationally. CMS Energy also plans to work toward the development of U.S. regional "market centers" for natural gas through strategic alliances and asset acquisition and development.


International Electric Distribution

Capital Expenditures: In April 1996, a seven-company consortium in which CMS Electric and Gas holds a 40 percent interest acquired 90 percent of the outstanding shares of EDEER, an electric distribution utility serving northeastern Argentina's Entre Rios Province, for approximately $160 million, of which CMS Energy's portion was $65 million. EDEER, with 1995 revenue of $105 million and electric sales of 1.1 billion kWh, serves over 200,000 customers, primarily residential and commercial, in a 55,000 square kilometer area. In May 1996, the Entre Rios Province transferred ownership and operating management of EDEER to the consortium.

CMS Energy currently plans to invest $65 million from 1996 to 1998 relat-ing to its international energy distribution operations.


Forward-Looking Information

Forward-looking information is included throughout this Form 10-Q.
CMS Energy's material contingencies are also described in the Condensed Notes to Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions both domestic and international (including those of the FERC and the MPSC) with respect to rates, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among others. The business and profitability of CMS Energy are also influenced by economic and geographic factors including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated development project delays or changes in project costs, and the ability to secure agreement in pending negotiations (particularly for projects in development), among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of CMS Energy.

Capital Expenditures: CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total approximately $2.6 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Nevertheless, CMS Energy will continue to evaluate capital markets in 1996 as a potential source of financing its subsidiaries' investing activities.


                                                            In Millions
Years Ended December 31                        1996      1997      1998

Electric utility                              $ 315     $ 300     $ 305
Gas utility                                     130       120       110
Oil and gas exploration and production          120       135       150
Independent power production                    250       175       150
Natural gas transmission, storage and
  marketing                                     140        65        50
International electric distribution              65         -         -
                                               ----      ----      ----
                                             $1,020     $ 795     $ 765
                                              =====     =====     =====

These capital expenditures are estimates prepared for planning purposes and are subject to revision. For a breakdown of projected capital expen-ditures see the individual capital expenditures disclosure within this MD&A.

Electric Outlook, Sales and Competition: Consumers currently expects approximately 2 percent average annual growth in electric system sales over the next five years. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the devel-oping competitive market for electricity as discussed below.

Consumers' retail service is affected by competition in several areas, including the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities that would displace retail service by Consumers to an entire community; and competition from neighboring utilities that offer flexible rate arrangements designed to encourage movement to their service areas. Consumers continues to work toward retaining its current retail service customers.

In July 1996, an electric marketer filed applications with the MPSC for approval to sell electricity generated outside of Michigan to certain of Consumers' industrial customers. These customers purchase approximately 100 MW annually from Consumers. There is currently no MPSC-approved program of retail access that would allow the transactions requested by this electric marketer to take place, although similar applications filed for customers of other Michigan electric utilities have been set for hearing with the MPSC. Consumers intends to vigorously oppose the cre-ation of any such program before the MPSC and in the courts; however, Consumers cannot predict the ultimate outcome of this matter.

In an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for competi-tively discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995, and has since approved long-term sales contracts with other major customers representing a substantial percentage of Consumers' industrial load deemed to have viable cogeneration alternatives. These orders have been appealed by the Attorney General.

As part of an order issued in early 1996, the MPSC significantly reduced the rate subsidization of residential customers by industrial and large commercial customers. In addition to offering electric rates that are competitive with other energy providers, Consumers is pursuing other strategies to retain its "at-risk" customers. These strategies include minimizing outages for each customer, promptly responding to customer inquiries, and providing consulting services to help customers use energy efficiently.

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

In April 1996, the FERC issued Orders 888 and 889, which require utilities to provide open access to the interstate transmission grid. Order 888 requires public utilities owning, controlling, or operating transmission lines in interstate commerce to file non-discriminatory open access tariffs that contain minimum terms and conditions of non-discriminatory service, allows utilities to charge their current conforming transmission rates or apply for new rates, and provides for the full recovery of stranded costs. Order 888 also requires power pools to restructure their ongoing operations and open up to non-utility members. Order 889 requires utilities to establish electronic systems to share information about available transmission capacity and to separate their wholesale power marketing and transmission operations functions by implementing standards of conduct. These Orders became effective in July 1996. In addition, the FERC issued a NOPR in April 1996 that proposes for consideration a new system for utilities to use in reserving capacity on their own and others' transmission lines. This would replace certain tariffs included in Order 888 with a capacity reservation tariff in which participants would reserve firm rights to transfer power between designated receipt and delivery points. Consumers is evaluating these developments and has not determined the full impact of the FERC's Orders on its financial position, liquidity or results of operations. In July 1996, Consumers filed an open access transmission tariff and conforming transmission rate change in response to Order 888.

The Governor of the State of Michigan has requested that the MPSC review the existing statutory and regulatory framework governing Michigan utili-ties in light of increasing competition in the utility industry. In April 1996, the MPSC directed Consumers, Detroit Edison, and other electric utilities to file applications addressing the recommendation of the Michigan Jobs Commission to allow a choice of power suppliers for new industrial and commercial electric load. Consumers filed a proposed plan for open access transmission services, under which Consumers could meet new demand in its service area by delivering electricity from any supplier capable of providing power to Consumers' electric system, provided certain reciprocity and other conditions were met. Among other conditions was a requirement that stranded costs would be fully recovered from existing customers. The Michigan Jobs Commission's recommendations also include related matters, such as the full recovery of utility stranded costs. No new legislation has been introduced. However, Consumers anticipates additional MPSC orders during 1996 that will further define a new electric and gas utility regulatory framework for Michigan.

SFAS 71 allows the deferral of certain costs and the recording of regula-tory assets. Management has evaluated Consumers' current regulatory position and believes it continues to support the recognition of Consumers' electric-related regulatory assets. If changes in the industry were to lead to Consumers discontinuing the application of SFAS 71, for all or part of its business, Consumers may be required to write off the portion of any regulatory asset for which no regulatory assurance of recovery continued to exist. Consumers does not believe that there is any current evidence that supports the write-off of any of its electric-related regulatory assets.

Consumers Gas Group Outlook, Competition and Deliveries: Consumers currently anticipates gas deliveries to grow approximately 2 percent per year (excluding transportation to the MCV Facility and off-system deliver-ies) over the next five years, assuming a steadily growing customer base. Additionally, Consumers has several strategies that will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption.

In 1995, the Low Income Home Energy Assistance Program provided approxi-mately $71 million in heating assistance to about 400,000 Michigan house-holds, with approximately 18 percent of funds going to Consumers' custom-ers. In late 1995, federal legislative approval provided Michigan resi-dents with approximately $60 million of funding for 1996. Consumers cannot predict what level of funding will be approved for 1997.

In January 1996, the MPSC issued a notice of legislative-type hearings to be held in 1996, to assess whether it is appropriate to allow all natural gas customers access to gas transportation service. The MPSC notice designated all eight local distribution companies whose rates are regulat-ed by the MPSC as parties to this proceeding. Consumers has filed its comments with the MPSC, indicating that the MPSC should only direct local distribution companies to file pilot programs designed to test the feasi-bility of expanded transportation service. Consumers also expressed its position that it is premature to expand transportation service to residen-tial customers.

Under SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulato-ry assurance exists to provide for the recovery of these deferred costs.

                              ARTHUR ANDERSEN LLP





                   Report of Independent Public Accountants




To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month, six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical proce-dures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing stan-dards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of Consumers Power Company and subsid-iaries as of December 31, 1995, and the related consolidated statements of income, common stockholder's equity and cash flows for the year then ended (not presented herein), and, in our report dated January 26, 1996, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           ARTHUR ANDERSEN LLP


Detroit, Michigan,
  August 9, 1996.

                                                   Consumers Power Company
                                              Consolidated Statements of Income
                                                         (Unaudited)
                                                      Three Months Ended   Six Months Ended  Twelve Months Ended
                                                           June 30             June 30             June 30
                                                        1996      1995      1996      1995      1996      1995
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                            $  581    $  543    $1,172    $1,083    $2,366    $2,179
  Gas                                                    207       197       753       679     1,269     1,119
  Other                                                    9        10        13        21        31        33
                                                      ---------------------------------------------------------
      Total operating revenue                            797       750     1,938     1,783     3,666     3,331
                                                      ---------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                          70        67       143       134       292       290
    Purchased power - related parties                    146       121       286       245       532       487
    Purchased and interchange power                       44        47        91        83       204       148
    Cost of gas sold                                     106       102       451       383       739       617
    Other                                                144       139       279       276       594       576
                                                      ---------------------------------------------------------
      Total operation                                    510       476     1,250     1,121     2,361     2,118
  Maintenance                                             37        45        76        89       170       187
  Depreciation, depletion and amortization                82        79       190       181       367       347
  General taxes                                           42        41        99        95       193       179
                                                      ---------------------------------------------------------
      Total operating expenses                           671       641     1,615     1,486     3,091     2,831
                                                      ---------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                94        83       197       170       389       328
  Gas                                                     22        17       113       108       156       142
  Other                                                   10         9        13        19        30        30
                                                      ---------------------------------------------------------
      Total pretax operating income                      126       109       323       297       575       500

INCOME TAXES                                              34        28        95        85       156       125
                                                      ---------------------------------------------------------
NET OPERATING INCOME                                      92        81       228       212       419       375
                                                      ---------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends from affiliates                                4         4         9         8        17        17
  Accretion income                                         2         3         5         6        11        12
  Accretion expense                                       (7)       (8)      (14)      (16)      (29)      (32)
  Other income taxes, net                                  4         3         7         6        13        11
  Other, net                                               -         1         -         3         2        11
                                                      ---------------------------------------------------------
      Total other income                                   3         3         7         7        14        19
                                                      ---------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                              35        36        69        71       139       139
  Other interest                                           3         4         6         9        21        21
  Capitalized interest                                    (1)       (1)       (1)       (1)       (3)       (1)
                                                      ---------------------------------------------------------
      Net interest charges                                37        39        74        79       157       159
                                                      ---------------------------------------------------------

Net Income                                                58        45       161       140       276       235

Preferred Stock Dividends                                  7         7        14        14        28        28

Preferred Securities Distribution                          2         -         4         -         4         -
                                                      ---------------------------------------------------------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK
  AND DISTRIBUTIONS ON PREFERRED SECURITIES           $   49    $   38    $  143    $  126    $  244    $  207
                                                      =========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                   Consumers Power Company
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                                     Six Months Ended         Twelve Months Ended
                                                                         June 30                    June 30
                                                                    1996         1995         1996          1995
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 161        $ 140        $ 276         $ 235
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $24, $24,
          $51 and $49, respectively)                                 190          181          367           347
        Capital lease and other amortization                          21           19           40            42
        Deferred income taxes and investment tax credit               25           42           40            52
        Accretion expense                                             14           16           29            32
        Accretion income - abandoned Midland project                  (5)          (6)         (11)          (12)
        Undistributed earnings of related parties                    (12)         (18)         (30)          (31)
        MCV power purchases - settlement (Note 2)                    (27)         (70)         (94)         (112)
        Other                                                          3            2            5             4
        Changes in other assets and liabilities                       83           38          128            15
                                                                   ------       ------       ------        ------
          Net cash provided by operating activities                  453          344          750           572
                                                                   ------       ------       ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                                  (184)        (175)        (423)         (427)
  Investments in nuclear decommissioning trust funds                 (24)         (24)         (51)          (49)
  Cost to retire property, net                                       (12)         (19)         (34)          (43)
  Deferred demand-side management costs                               (5)          (4)         (10)           (9)
  Proceeds from sale of property                                       -            1            1            12
  Other                                                                2           (5)           1            (5)
                                                                   ------       ------       ------        ------
          Net cash used in investing activities                     (223)        (226)        (516)         (521)
                                                                   ------       ------       ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable, net                         (233)         (30)        (201)          180
  Payment of common stock dividends                                  (75)         (70)         (75)         (164)
  Payment of capital lease obligations                               (21)         (18)         (38)          (41)
  Payment of preferred stock dividends                               (14)         (14)         (28)          (28)
  Preferred securities distributions                                  (4)           -           (4)            -
  Proceeds from preferred securities                                  97            -           97             -
  Contribution from stockholder                                       13            -           13             -
  Retirement of bonds and other long-term debt                         -           (1)          (1)          (26)
  Repayment of bank loans                                              -            -            -          (375)
  Proceeds from bank loans                                             -            -            -           400
                                                                   ------       ------       ------        ------
          Net cash used in financing activities                     (237)        (133)        (237)          (54)
                                                                   ------       ------       ------        ------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                   (7)         (15)          (3)           (3)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD              14           25           10            13
                                                                   ------       ------       ------        ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                 $   7        $  10        $   7         $  10
                                                                   ======       ======       ======        ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                     Consumers Power Company
                                                   Consolidated Balance Sheets
                                                                      June 30                     June 30
                                                                        1996      December 31       1995
                                                                    (Unaudited)       1995      (Unaudited)
                                                                                                In Millions
                                             ASSETS
    PLANT (At original cost)
      Electric                                                         $6,177        $6,103        $5,899
      Gas                                                               2,229         2,169         2,097
      Other                                                                26            30            30
                                                                       -----------------------------------
                                                                        8,432         8,302         8,026
      Less accumulated depreciation, depletion and amortization         4,276         4,090         3,968
                                                                       -----------------------------------
                                                                        4,156         4,212         4,058
      Construction work-in-progress                                       226           190           263
                                                                       -----------------------------------
                                                                        4,382         4,402         4,321
                                                                       -----------------------------------
    INVESTMENTS
      Stock of affiliates                                                 340           337           321
      First Midland Limited Partnership (Note 2)                          228           225           221
      Midland Cogeneration Venture Limited Partnership (Note 2)           110           103            90
      Other                                                                 9             7             8
                                                                       -----------------------------------
                                                                          687           672           640
                                                                       -----------------------------------
    CURRENT ASSETS
      Cash and temporary cash investments at cost,
        which approximates market                                           7            14            10
      Accounts receivable and accrued revenue, less
        allowances of $2, $3 and $3, respectively (Note 7)                104           137            83
      Accounts receivable - related parties                                26            10            49
      Inventories at average cost
        Gas in underground storage                                        109           184           155
        Materials and supplies                                             73            72            75
        Generating plant fuel stock                                        23            37            34
      Postretirement benefits                                              25            25            25
      Deferred income taxes                                                22            26            28
      Prepayments and other                                               112           181           102
                                                                       -----------------------------------
                                                                          501           686           561
                                                                       -----------------------------------
    NON-CURRENT ASSETS
      Postretirement benefits                                             450           462           469
      Nuclear decommissioning trust funds                                 339           304           262
      Abandoned Midland Project                                           122           131           139
      Other                                                               288           297           315
                                                                       -----------------------------------
                                                                        1,199         1,194         1,185
                                                                       -----------------------------------

    TOTAL ASSETS                                                       $6,769        $6,954        $6,707
                                                                       ===================================

                                                                     June 30                     June 30
                                                                       1996       December 31      1995
                                                                    (Unaudited)       1995      (Unaudited)
                                                                                                In Millions
                         STOCKHOLDERS' INVESTMENT AND LIABILITIES
              CAPITALIZATION
      Common stockholder's equity
        Common stock                                                   $  841        $  841        $  841
        Paid-in-capital                                                   504           491           491
        Revaluation capital                                                31            29            19
        Retained earnings since December 31, 1992                         305           237           136
                                                                       -----------------------------------
                                                                        1,681         1,598         1,487
      Preferred stock                                                     356           356           356
      Company-obligated mandatorily redeemable preferred
        securities of Consumers Power Company Financing I (a)             100             -             -
      Long-term debt                                                    1,925         1,922         1,955
      Non-current portion of capital leases                                92           104           109
                                                                       -----------------------------------
                                                                        4,154         3,980         3,907
                                                                       -----------------------------------
    CURRENT LIABILITIES
      Current portion of long-term debt and capital leases                 83            90            49
      Accounts payable                                                    170           207           158
      Accrued taxes                                                       151           225           130
      Notes payable                                                       108           341           309
      Power purchases - settlement (Note 2)                                90            90            95
      Accounts payable - related parties                                   65            56            53
      Accrued interest                                                     37            32            34
      Accrued refunds                                                      25            22            30
      Other                                                               165           178           156
                                                                       -----------------------------------
                                                                          894         1,241         1,014
                                                                       -----------------------------------
    NON-CURRENT LIABILITIES
      Deferred income taxes                                               620           605           594
      Postretirement benefits                                             514           517           534
      Power purchases - settlement (Note 2)                               207           221           269
      Deferred investment tax credit                                      164           169           174
      Regulatory liabilities for income taxes, net                         57            44            33
      Other (Note 4)                                                      159           177           182
                                                                       -----------------------------------
                                                                        1,721         1,733         1,786
                                                                       -----------------------------------
    COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)

    TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,769        $6,954        $6,707
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

    THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                   Consumers Power Company
                                   Consolidated Statements of Common Stockholder's Equity
                                                         (Unaudited)

                                                  Three Months Ended  Six Months Ended  Twelve Months Ended
                                                       June 30             June 30             June 30
                                                    1996      1995      1996      1995      1996      1995
                                                                                                In Millions
COMMON STOCK
  At beginning and end of period                  $  841    $  841    $  841    $  841    $  841    $  841
                                                  ---------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                             504       491       491       491       491       491
  Stockholder's contribution                           -         -        13         -        13         -
                                                  ---------------------------------------------------------
   At end of period                                  504       491       504       491       504       491
                                                  ---------------------------------------------------------

REVALUATION CAPITAL
  At beginning of period                              29        17        29        15        19        12
  Change in unrealized investment-gain                 2         2         2         4        12         7
                                                  ---------------------------------------------------------
    At end of period                                  31        19        31        19        31        19
                                                  ---------------------------------------------------------
RETAINED EARNINGS
  At beginning of period                             331       168       237        80       136        93
  Net income                                          58        45       161       140       276       235
  Common stock dividends declared                    (75)      (70)      (75)      (70)      (75)     (164)
  Preferred stock dividends declared                  (7)       (7)      (14)      (14)      (28)      (28)
  Preferred securities distributions                  (2)        -        (4)        -        (4)        -
                                                  ---------------------------------------------------------
    At end of period                                 305       136       305       136       305       136
                                                  ---------------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                 $1,681    $1,487    $1,681    $1,487    $1,681     1,487
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


2:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contract-ed to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. Consum-ers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2)
CMS Holdings holds, through the FMLP, a 35 percent lessor interest in the MCV Facility.

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the termination of the PPA. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity.

The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The Settlement Order permits Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. For all energy delivered on an economic basis above the availability limits to 915 MW, Consumers has been allowed to recover a capacity payment of 1/2 cent per kWh in addition to the variable energy charge.

In 1992, Consumers recognized a loss for the present value of the estimat-ed future underrecoveries of power costs under the PPA as a result of the Settlement Order. This loss was based, in part, on management's assess-ment of the future availability of the MCV Facility and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC-authorized level, could be resold. Additional losses may occur if actual future experience material-ly differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settle-ment Order. If Consumers is unable to sell any capacity above the 1993 MPSC-authorized level, future additional after-tax losses and after-tax cash underrecoveries would be incurred. Consumers' estimates of its after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

                                                 After-tax, In Millions
                                   1996    1997   1998     1999    2000

Estimated cash underrecoveries      $56     $55    $ 8      $ 9     $ 7

Possible additional
 underrecoveries and losses (a)      20      22     72       72      74

(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

Under the Settlement Order, capacity and energy purchases from the MCV Partnership above the 915 MW level can be utilized to satisfy customers' power needs, but the MPSC will determine the levels of recovery from retail customers at a later date. The Settlement Order also provides Consumers the right to remarket to third parties the remaining contract capacity. The MCV Partnership did not object to the Settlement Order. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals. In March 1996, the Court of Appeals affirmed the Settlement Order.

In September 1995, Consumers and the MPSC staff reached a proposed settle-ment agreement that would potentially resolve several issues in three pending proceedings, including Consumers' electric rate case (see Note 3) and cost recovery for the entire 325 MW of MCV Facility capacity above the MPSC's currently authorized 915 MW level. The total estimated cash underrecoveries are not expected to change under the settlement agreement as proposed, although the years in which they occur could vary from the schedule shown in the above table. Consumers does not anticipate the need for an additional loss to be recorded above the amount anticipated in 1992 if the settlement agreement is adopted as proposed. For further informa-tion regarding the proposed settlement agreement, see Note 3.

At June 30, 1996 and December 31, 1995, the after-tax present value of the Settlement Order liability totaled $193 million and $202 million, respec-tively. The reduction in the liability since December 31, 1995 reflects after-tax cash underrecoveries of $18 million, partially offset by after-tax accretion expense of $9 million. The undiscounted after-tax amount associated with the liability totaled $578 million at June 30, 1996.

In 1994 and 1995, Consumers paid a total of $44 million to terminate power purchase agreements with the developers of two proposed independent power projects totaling 109 MW. As part of the proposed settlement agreement reached with the MPSC staff (see Note 3), Consumers is seeking to utilize less-expensive contract capacity from the MCV Facility which Consumers is currently not authorized to recover from retail customers. Cost recovery for this contract capacity would start in 1996. Even if Consumers is not allowed to substitute MCV Facility capacity for the capacity to be provid-ed under the terminated agreements, Consumers believes that the MPSC would still approve recovery of the buyout costs due to the significant customer savings resulting from the terminated power purchase agreements. As a result, Consumers has recorded a regulatory asset of $44 million.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of the 1993 and 1994 plan case orders, the MPSC confirmed the recovery of certain costs related to power purchases from the MCV Partnership. ABATE or the Attorney General appealed these plan case orders to the Court of Appeals. In February 1996, the Court of Appeals affirmed the MPSC's order in the 1993 plan case.

As part of its decision in the 1993 PSCR reconciliation case issued in February 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believes this is contrary to the terms of the Settlement Order and has appealed the February 1995 order on this issue. The MCV Partnership and ABATE have also filed separate appeals of this order.


3:   Rate Matters

Electric Rate Proceedings: In late 1994, Consumers filed a request with the MPSC to increase its retail electric rates. The request included provisions for ratemaking treatment of the 325 MW of MCV Facility contract capacity above 915 MW. Early in 1996, the MPSC issued a partial final order in this case, granting Consumers a $46 million annual increase in its electric retail rates. This order authorized a 12.25 percent return on common equity. However, it did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be addressed in connection with its consid-eration of the proposed settlement agreement discussed below.

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers. In addition, Consum-ers filed a request with the MPSC seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts. For further information regarding these requests, see the Electric Rate Proceedings and Special Rates discussions in the MD&A.

In September 1995, Consumers and the MPSC staff reached a proposed settle-ment agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Some of these issues were preliminarily addressed in Febru-ary 1996 when the MPSC issued a partial final order in Consumers' electric rate case. If fully adopted, the settlement agreement would provide for cost recovery of the entire 325 MW of uncommitted MCV Facility capacity; implement provisions for incentive ratemaking; resolve the special compet-itive services and depreciation rate cases; implement a limited direct access program; and accelerate recovery of nuclear plant investment. Consumers expects a final order in the third quarter of 1996.

Gas Rates: As part of an agreement approved by the MPSC, Consumers filed a gas rate case in December 1994 that incorporated cost increases, includ-ing costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites (see Note 4). In March 1996, the MPSC issued a final order in this case, authorizing recovery of costs related to postretirement benefits and former manufactured gas plant sites. Overall, however, the order decreased Consumers' gas rates by $11.7 million annually and authorized an 11.6 percent return on common equity, a decrease from the 13.25 percent previously authorized. Consumers filed a petition for rehearing with the MPSC, requesting reconsideration of certain issues. This petition was denied in June 1996.

GCR Matters: In 1993, the MPSC issued an order favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intra-state producers. In early 1995, management concluded that the intrastate producers' pending appeals of the order would not be successful and, accordingly, reversed a previously accrued contingency and recorded a $23 million (pretax) benefit. The MPSC order was affirmed by the Court of Appeals in June 1995. The producers petitioned the Michigan Supreme Court for review. This petition was denied in June 1996.

In October 1995, the MPSC issued an order regarding a $44 million (exclud-ing any interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subse-quently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order supports its position that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Resolution of the issues discussed in this note is not expected to have a material impact on Consumers' financial position or results of operations.


4:   Commitments and Contingencies

Environmental Matters: Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numer-ous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negoti-ations, Consumers estimates its total liability for the significant sites will average less than 4 percent of the estimated total site remediation costs. Consumers' liability is therefore expected to be between $1 million and $9 million. At June 30, 1996, Consumers has accrued $1 million for its estimated losses.

Under the Michigan Natural Resources and Environmental Protection Act, which bears some similarities to Superfund, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investiga-tion/feasibility studies for several of these sites. Three of the four plans submitted by Consumers have been approved by the DNR or the Michigan Department of Environmental Quality. The findings for two remedial investigations indicate that the expenditures for remedial action at those sites are likely to be less than previously estimated; however, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At June 30, 1996, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order issued in early 1996, Consumers is deferring environmental clean-up costs incurred at these sites and amor-tizing these costs over 10 years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are cur-rently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $25 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $50 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $445 million for 1996, $420 million for 1997 and $415 million for 1998.

Other: Consumers has experienced a number of lawsuits filed against it relating to so-called stray voltage. Claimants contend that stray voltage results when small electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when neces-sary, modifying the grounding of the customer's service. At June 30, 1996, Consumers had 34 separate stray voltage lawsuits awaiting trial court action.

In addition to the matters disclosed in these notes, Consumers and certain of its subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business and involving personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on Consumers' financial position or results of operations.


5:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 which estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered that Consumers file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998.

In 1993, the NRC approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades. In order to address concerns raised subsequent to the initial cask loading, Consumers and the NRC each analyzed the effects of seismic and other natural hazards on the support pad on which the casks are placed, and confirmed that the pad location is acceptable to support the casks. As of June 30, 1996, Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades.

In a review of the cask manufacturer's quality assurance program, Consum-ers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. The cask in which the minor flaws were detected continues to store spent fuel safely and there is no requirement for its replacement, but Consumers had nevertheless planned to remove the spent fuel and insert it into another cask. Howev-er, Consumers has postponed this action while it monitors an investigation under way at another utility that uses a similar dry storage cask system for spent nuclear fuel. The other utility experienced an unexpected ignition of hydrogen gas following the loading of a cask. Although the event caused no injuries or releases of radioactive material, and Consumers' procedures had already precluded a similar event, the NRC has instructed utilities using the dry storage casks to take certain addition-al precautions when loading or unloading casks. Consumers does not plan to load or unload any casks before the end of 1996.

Certain parties, including the Attorney General, have petitioned the NRC to suspend Consumers' general license to store spent fuel, claiming that Consumers' cask unloading procedure does not satisfy NRC regulations. The NRC staff is reviewing the petitions.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs during prolonged accidental outages. Such costs would not be covered by insurance during the first 21 weeks of any outage, but the major portion of such costs would be covered during the next 12 months of the outage, followed by reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $30 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assess-ments to be remote.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of data from testing of similar materials indicated that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999; however, an analysis that Consumers submitted to the NRC for review in April 1996 suggests that the reactor vessel could be safely operated beyond 1999 without annealing. Nevertheless, Consumers is currently developing a contingency plan to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million, which would likely allow for operation of the plant to the end of its license life in the year 2007 or beyond. Consumers cannot predict whether the NRC will concur with the April 1996 analysis or, if the NRC does concur, whether these analyses will result in a future decision to postpone annealing.


6:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financ-ing activities for the periods ended June 30 were:

                                                             In Millions
                                 Six Months Ended    Twelve Months Ended
                                    1996     1995          1996     1995

Cash transactions
  Interest paid
   (net of amounts capitalized)     $ 65     $ 77          $146     $151
  Income taxes paid
   (net of refunds)                   74       46            71       25

Non-cash transactions
  Nuclear fuel placed under
   capital lease                    $  1     $ 23          $  4     $ 42
  Other assets placed under
   capital leases                      1        2             4       10
  Capital leases refinanced            -        -            21        -


7:   Short-Term and Long-Term Financings and Capitalization

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through December 31, 1996. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $145 million that are used to finance seasonal working capital require-ments. At June 30, 1996, a total of $108 million was outstanding at a weighted-average interest rate of 6.1 percent, compared with $309 million outstanding at June 30, 1995, at a weighted-average interest rate of 6.7 percent. Consumers has an established $500 million trade receivables purchase and sale program. At June 30, 1996 and 1995, receivables sold under the agreement totaled $200 million and $190 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In January 1996, four million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through Consumers Power Company Financing I, a business trust wholly owned by Consumers. Net proceeds from the sale totaled $97 million. The business trust was formed for the sole purpose of issuing the Trust Originated Preferred Securities, and the primary asset of the trust is $103 million of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers and maturing in 2015. Consumers' obligations with respect to the Trust Originated Pre-ferred Securities under the notes, the indenture under which the notes are issued, Consumers' guarantee of the Trust Originated Preferred Securities, and the declaration of trust constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Pre-ferred Securities.

In July 1996, Consumers declared a $40 million common dividend to be paid in August 1996.

Also in July 1996, Consumers redeemed $36 million of maturing first mortgage bonds.

                            Consumers Power Company
                     Management's Discussion and Analysis


This MD&A should be read along with the MD&A in the 1995 Form 10-K of Consumers. This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve estimates, assump-tions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective caution-ary statements) discussed elsewhere in this Form 10-Q, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


Consolidated Earnings for the Quarters Ended June 30, 1996 and 1995

Consolidated net income after dividends and distributions on preferred securities totaled $49 million and $38 million for the second quarters of 1996 and 1995, respectively. The $11 million increase primarily reflects the impact of a 1996 electric rate increase and 1996 gas revenues from storage facility operations.


Consolidated Earnings for the Six Months Ended June 30, 1996 and 1995

Consolidated net income after dividends and distributions on preferred securities totaled $143 million and $126 million for the six months ended June 30, 1996 and 1995, respectively. The $17 million increase reflects the same benefits as described for the quarter-ended period along with higher electric sales and gas deliveries. Partially offsetting these benefits was reduced operating income from Consumers' interest in the MCV Facility during the 1996 period.


Consolidated Earnings for the 12 Months Ended June 30, 1996 and 1995

Consolidated net income after dividends and distributions on preferred securities totaled $244 million and $207 million for the 12 months ended June 30, 1996 and 1995, respectively. The $37 million increase reflects the 1996 electric rate increase, higher electric sales and gas deliveries, and 1996 gas revenues from storage facility operations.

For further information, see the Electric and Gas Utility Results of Operations sections of this MD&A.


Cash Position, Investing and Financing

Cash from operations is derived from the sale and transportation of natural gas and the generation, transmission, and sale of electricity. Cash from operations totaled $453 million and $344 million for the first six months of 1996 and 1995, respectively. The $109 million increase resulted from higher sales of electricity, improved gas deliveries, lower cash losses associated with the PPA, and changes in the timing of cash payments related to Consumers' operations. Consumers uses its operating cash primarily to maintain and expand its electric and gas systems, retire portions of its long-term debt, and pay dividends.

Investing Activities: Net cash used in investing activities totaled $223 million and $226 million for the first six months of 1996 and 1995, respectively. Cash used for increased capital expenditures was largely offset by reduced costs to retire property.

Financing Activities: Net cash used in financing activities totaled $237 million and $133 million for the six months of 1996 and 1995, respective-ly. The increase of $104 million reflects an additional $203 million in cash used to reduce short-term borrowings, partially offset by $97 million in proceeds from the sale of Trust Originated Preferred Securities (see
Note 7).

In July 1996, Consumers declared a $40 million common dividend to be paid in August 1996. Consumers had temporarily suspended its common dividends in mid-1995 to improve its capital structure.

Also in July 1996, Consumers redeemed $36 million of maturing first mortgage bonds.

Other Investing and Financing Matters: Consumers has several available, unsecured, committed lines of credit totaling $145 million and a $425 million working capital facility. At June 30, 1996, Consumers had a total of $108 million outstanding under these facilities. Consumers has FERC authorization to issue or guarantee up to $900 million in short-term debt through December 31, 1996. Consumers uses short-term borrowings to finance working capital and gas in storage, and to pay for capital expen-ditures between long-term financings. Consumers has an agreement permit-ting the sales of certain accounts receivable for up to $500 million. At June 30, 1996 and 1995, receivables sold totaled $200 million and $190 million, respectively.


Electric Utility Results of Operations

Electric Pretax Operating Income for the Quarters Ended June 30, 1996 and 1995: Electric pretax operating income totaled $94 million and $83 million for the second quarters of 1996 and 1995, respectively. The $11 million increase resulted primarily from an increase in electric rates in early 1996, higher electric sales, and lower operation and maintenance costs during the second quarter of 1996. Partially offsetting these benefits were decreased revenues due to special contract discounts given to large industrial customers and higher depreciation and general taxes in 1996.

Electric Pretax Operating Income for the Six Months Ended June 30, 1996 and 1995: Electric pretax operating income totaled $197 million and $170 million for the six months ended June 30, 1996 and 1995, respectively. The $27 million increase reflects the same factors as described for the quarter-ended period.

Electric Pretax Operating Income for the 12 Months Ended June 30, 1996 and 1995: Electric pretax operating income totaled $389 million and $328 million for the 12 months ended June 30, 1996 and 1995, respectively. The $61 million increase is also primarily the result of higher electric sales and an increase in electric rates in early 1996. These increases were partially offset by higher depreciation and general tax expenses in the 1996 period and decreased revenues due to special contract discounts given to large industrial customers.

The following table quantifies the impact of the major reasons for the changes in electric pretax operating income for the periods ended June 30:

                                                                In Millions
                                          Impact on Pretax Operating Income
                         Quarter ended Six months ended 12 months ended 1996 compared 1996 compared 1996 compared
                             with 1995          with 1995         with 1995

Sales (net of special
 contract discounts)              $  -               $  9              $ 64
Rate increases and
 other regulatory issues            11                 18                18
Operations and maintenance           5                  8                 4
General taxes
 and depreciation                   (5)               (10)              (27)
Other                                -                  2                 2
                                   ---                ---              ----
  Total change                     $11                $27              $ 61
                                   ===                ===              ====

Electric Sales: Total electric sales increased for the quarter ended (4.6 percent), six months ended (4.3 percent), and 12 months ended June 30, 1996 (4.1 percent) over the comparable 1995 periods. The table below reflects these electric kWh sales increases by class of customer for the various periods.


                                                                          In Billions of kWh
                                                                              Electric Sales
                  Quarter ended June        Six months ended June       12 months ended June
                 1996    1995   Var.          1996    1995   Var.         1996   1995   Var.

Residential       2.4     2.4      -           5.4     5.1    0.3         11.0   10.2    0.8
Commercial        2.4     2.3    0.1           4.8     4.6    0.2          9.8    9.3    0.5
Industrial        3.2     3.2      -           6.1     6.3   (0.2)        12.5   12.6   (0.1)
Other             0.9     0.6    0.3           1.6     1.2    0.4          2.9    2.7    0.2
                  ---     ---    ---          ----    ----    ---         ----   ----    ---
  Total sales     8.9     8.5    0.4          17.9    17.2    0.7         36.2   34.8    1.4
                  ===     ===    ===          ====    ====    ===         ====   ====    ===

Power Costs: Power costs totaled $260 million and $235 million for the quarters ended June 30, 1996 and 1995, respectively. The $25 million increase primarily reflects greater power purchases from outside sources to meet increased sales demand. Power costs totaled $520 million and $462 million for the six months ended June 30, 1996 and 1995, respectively.
The $58 million increase again primarily reflects greater power purchases from outside sources to meet increased sales demand. Power costs totaled $1,028 million and $925 million during the 12 months ended June 30, 1996 and 1995, respectively. Consistent with the changes in power costs in the other periods, the $103 million increase also resulted from greater power purchases from outside sources to meet increased sales demand.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the termination of the PPA in 2025. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals. In March 1996, the Court of Appeals affirmed the Settlement Order. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $18 million for the first six months of 1996. Estimated after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

                                                    After-tax, In Millions
                                      1996    1997   1998     1999    2000

Estimated cash underrecoveries         $56     $55    $ 8      $ 9     $ 7

Possible additional
 underrecoveries and losses (a)         20      22     72       72      74

(a) If unable to sell any capacity above the MPSC's 1993 authorized level.

In September 1995, Consumers and the MPSC staff reached a proposed settle-ment agreement that would potentially resolve several issues in three pending proceedings, including the electric rate case (discussed below) and cost recovery for the entire 325 MW of MCV Facility capacity above the MPSC's currently authorized 915 MW level. The total estimated cash underrecoveries are not expected to change under the settlement agreement as proposed, although the years in which they occur could vary from the schedule shown in the above table. Consumers does not anticipate the need for an additional loss to be recorded above the amount anticipated in 1992 if the settlement agreement is adopted as proposed. For further informa-tion regarding the proposed settlement agreement, see Note 3.

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

Electric Rate Proceedings: In early 1996, the MPSC granted Consumers authority to increase its annual electric retail rates by $46 million, in response to Consumers' 1994 request. This partial final order did not address cost recovery related to the 325 MW of MCV Facility contract capacity above 915 MW. The MPSC stated that this matter would be ad-dressed in connection with its consideration of the proposed settlement agreement discussed below.

In September 1995, Consumers and the MPSC staff reached a proposed settle-ment agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues. One of these issues, Consumers' electric rate case, was addressed, in part, by the order discussed above. If fully adopted, the settlement agreement would resolve Consumers' depreciation and special competitive service cases (discussed below) and cost recovery of the entire 325 MW of uncommitted MCV Facility capacity. Consumers expects a final order in the third quarter of 1996. For more information regarding the electric rate order and the proposed settlement agreement, see Note 3.

In 1995, Consumers filed a request with the MPSC seeking approval to increase its traditional depreciation expense by $21 million and reallo-cate certain portions of its utility plant from production to transmis-sion, resulting in a $28 million decrease in depreciation expense associ-ated with this transfer. If the MPSC approves both aspects of the re-quest, the net result will be a decrease in electric depreciation expense of $7 million for ratemaking purposes. The ALJ issued a proposal for decision in this case that recommended the MPSC reject Consumers' position regarding the reallocation of Consumers' depreciation reserve and plant investment. This case is currently part of the proposed settlement agreement. In the proposed settlement, the depreciation of the Palisades and Big Rock Point nuclear generating plants would be accelerated while overall depreciation rates would remain the same.

Special Rates: Consumers currently has a request before the MPSC that would allow Consumers a certain level of rate-pricing flexibility to respond to customers' alternative energy options. This request has also been consolidated into the settlement proceeding discussed above.

Electric Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its electric utility opera-tions of $315 million for 1996, $300 million for 1997 and $305 million for 1998. These amounts include an attributed portion of Consumers' antici-pated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Electric Environmental Matters: The 1990 amendment of the Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Final acid rain program nitrogen oxide regulations are expected to be issued in 1996. Management believes that Consumers' annual operating costs will not be materially affected.

The Michigan Natural Resources and Environmental Protection Act was substantially amended in 1995 and bears some similarities to Superfund. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

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

Nuclear Matters: In 1995, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report recognized improved performance at the plant, specifically in the areas of engineering and plant operations. In the report, the NRC noted areas that continue to require management's attention, but also recognized the development and implementation of plans for corrective action designed to address previ-ously identified weak areas. The report noted that performance in the areas of maintenance and plant support was good and remained unchanged.

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consequently, Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Consumers does not plan to load or unload any casks before the end of 1996, includ-ing a cask in which a minor flaw has been detected. For further informa-tion, see Note 5.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of data from testing of similar materials indicated that the Palisades reactor vessel can be safely operated through late 1999; however, an analysis that Consumers submitted to the NRC for review in April 1996 suggests that the reactor vessel could be safely operated beyond 1999 without annealing. Nevertheless, Consumers is currently developing a contingency plan to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million, which would likely allow for operation of the plant to the end of its license life in the year 2007 or beyond. Consumers cannot predict whether the NRC will concur with the April 1996 analysis or, if the NRC does concur, whether these analyses will result in a future decision to postpone annealing.

Stray Voltage: Consumers has experienced a number of lawsuits relating to the effect of so-called stray voltage on certain livestock. At June 30, 1996, Consumers had 34 separate stray voltage lawsuits awaiting trial court action. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Gas Utility Results of Operations

Gas Pretax Operating Income for the Quarters Ended June 30, 1996 and 1995:
Gas pretax operating income totaled $22 million and $17 million for the second quarters of 1996 and 1995, respectively. The $5 million increase is primarily the result of gas storage facility operations and higher gas deliveries resulting from customer additions and load conversions to natural gas from alternative fuels.

Gas Pretax Operating Income for the Six Months Ended June 30, 1996 and 1995: Gas pretax operating income totaled $113 million and $108 million for the six months ended June 30, 1996 and 1995, respectively. The $5 million increase reflects the same benefits as described for the quarter-ended period. These benefits were partially offset by the benefit in 1995 resulting from the reversal of a previously recorded gas contract contin-gency (see Note 3) and higher depreciation and general tax expenses during 1996.

Gas Pretax Operating Income for the 12 Months Ended June 30, 1996 and 1995: Gas pretax operating income totaled $156 million and $142 million for the 12 months ended June 30, 1996 and 1995, respectively. The $14 million increase reflects higher gas deliveries and benefits related to gas storage facility operations. However, these benefits were partially offset by the reversal, during the 12 months ended June 30, 1995, of previously recorded gas contingencies and higher operation and mainte-nance, general tax and depreciation expenses.

The following table quantifies the impact of the major reasons for the changes in gas pretax operating income for the periods ended June 30:

                                                               In Millions
                                         Impact on Pretax Operating Income
                         Quarter ended Six months ended 12 months ended 1996 compared 1996 compared 1996 compared
                             with 1995          with 1995        with 1995

Sales                              $ 1               $ 23             $ 51
Reversal of gas
 contingencies                       -                (23)             (34)
Recovery of gas costs and
 other regulatory issues             3                  1                3
Gas storage facility
 operations                          4                  7                7
Operations and maintenance          (2)                 2               (5)
General taxes and
 depreciation                       (1)                (5)              (8)
                                   ---               ----             ----
    Total change                   $ 5               $  5             $ 14
                                   ===               ====             ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility, increased for the quarter ended (2.8 percent), six months ended (11.3 percent), and 12 months ended June 30, 1996 (15.9 percent) over the comparable 1995 periods. The increased deliveries reflect growth result-ing from customer additions, conversions to natural gas from alternative fuels, continued strength in the Michigan economy and, for the six months ended and 12 months ended June 30, 1996, colder temperatures. The table below indicates total system deliveries and the impact of weather on the six months ended and 12 months ended June 30, 1996 and 1995.
                                                                    In bcf
                                                            Gas Deliveries
                           Six months ended June      12 months ended June
                               1996   1995  Var.         1996   1995  Var.

Weather-adjusted
 deliveries                   204.0  192.1  11.9        337.9  319.4  18.5
 (variance reflects
 growth)
Impact of weather               6.8   (2.7)  9.5         18.2  (12.1) 30.3
                              -----  -----  ----        -----  -----  ----
  System deliveries
   excluding transport
   to MCV                     210.8  189.4  21.4        356.1  307.3  48.8

Transport to MCV               33.0   26.4   6.6         60.3   63.4  (3.1)
                              -----  -----  ----        -----  -----  ----
  Total system
   deliveries                 243.8  215.8  28.0        416.4  370.7  45.7
                              =====  =====  ====        =====  =====  ====

Cost of Gas Sold: The cost of gas sold totaled $106 million and $102 million for the second quarters of 1996 and 1995, respectively. The increase of $4 million was the result of increased sales. For the six months ended June 30, 1996 and 1995, the cost of gas sold totaled $451 million and $383 million, respectively. The increase of $68 million resulted from increased sales and the reversal of a $23 million gas contract contingency during the first quarter of 1995. The cost of gas sold totaled $739 million and $617 million for the 12 months ended
June 30, 1996 and 1995, respectively. The increase of $122 million reflects the same benefits as described for the six-month period.


Gas Utility Issues

Gas Rate Proceedings: In early 1996, the MPSC issued a final order in Consumers' gas rate case, decreasing Consumers' gas rates by $11.7 million annually. The MPSC order authorized an 11.6 percent return on common equity. Consumers filed a petition for rehearing with the MPSC, request-ing reconsideration of certain issues. This petition was denied in June 1996.

Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to bypass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In February 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of one of Consumers' MPSC-authorized gas transportation rates must be borne by Consumers' shareholders. In March 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

GCR Matters: In October 1995, the MPSC issued an order regarding a $44 million (excluding any interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order supports its position that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Gas Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, related to its gas utility operations of $130 million for 1996, $120 million for 1997 and $110 million for 1998. These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs.
At June 30, 1996, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order, Consumers is deferring environmen-tal clean-up costs and amortizing these costs over 10 years. The order authorizes current recovery of $1 million annually. Consumers is continu-ing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites. For further information regarding environmental matters, see Note 4.


Forward-Looking Information

Forward-looking information is included throughout this Form 10-Q. Consumers' material contingencies are also described in the Condensed Notes to Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of the FERC and the MPSC) with respect to rates, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among others. The business and profitability of Consumers are also influenced by economic and geographic factors including political and economic risks, changes in environmental laws and policies, weather conditions, competi-tion for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market condi-tions, and the ability to secure agreement in pending negotiations, among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Consumers.

Capital Expenditures: Consumers estimates that capital expenditures, including new lease commitments, related to its electric and gas utility operations will total approximately $1.3 billion over the next three years.

                                                            In Millions
Years Ended December 31                        1996      1997      1998

Consumers
  Construction                                 $396      $392      $357
  Nuclear fuel lease                             34         5        41
  Capital leases other than nuclear fuel          6        20        14
Michigan Gas Storage                              9         3         3
                                               ----      ----      ----
                                               $445      $420      $415
                                               ====      ====      ====

These capital expenditures are estimates prepared for planning purposes and are subject to revision. For a breakdown of projected capital expen-ditures by electric and gas utility, see the Electric Capital Expenditures and Gas Capital Expenditures sections within this MD&A.

Electric Outlook, Sales and Competition: Consumers currently expects approximately 2 percent average annual growth in electric system sales over the next five years. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the devel-oping competitive market for electricity as discussed below.

Consumers' retail service is affected by competition in several areas, including the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities that would displace retail service by Consumers to an entire community; and competition from neighboring utilities that offer flexible rate arrangements designed to encourage movement to their service areas. Consumers continues to work toward retaining its current retail service customers.

In July 1996, an electric marketer filed applications with the MPSC for approval to sell electricity generated outside of Michigan to certain of Consumers' industrial customers. These customers purchase approximately 100 MW annually from Consumers. There is currently no MPSC-approved program of retail access that would allow the transactions requested by this electric marketer to take place, although similar applications filed for customers of other Michigan electric utilities have been set for hearing with the MPSC. Consumers intends to vigorously oppose the cre-ation of any such program before the MPSC and in the courts; however, Consumers cannot predict the ultimate outcome of this matter.

In an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for competi-tively discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995, and has since approved long-term sales contracts with other major customers representing a substantial percentage of Consumers' industrial load deemed to have viable cogeneration alternatives. These orders have been appealed by the Attorney General.

As part of an order issued in early 1996, the MPSC significantly reduced the rate subsidization of residential customers by industrial and large commercial customers. In addition to offering electric rates that are competitive with other energy providers, Consumers is pursuing other strategies to retain its "at-risk" customers. These strategies include minimizing outages for each customer, promptly responding to customer inquiries, and providing consulting services to help customers use energy efficiently.

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

In April 1996, the FERC issued Orders 888 and 889, which require utilities to provide open access to the interstate transmission grid. Order 888 requires public utilities owning, controlling, or operating transmission lines in interstate commerce to file non-discriminatory open access tariffs that contain minimum terms and conditions of non-discriminatory service, allows utilities to charge their current conforming transmission rates or apply for new rates, and provides for the full recovery of stranded costs. Order 888 also requires power pools to restructure their ongoing operations and open up to non-utility members. Order 889 requires utilities to establish electronic systems to share information about available transmission capacity and to separate their wholesale power marketing and transmission operations functions by implementing standards of conduct. These Orders became effective in July 1996. In addition, the FERC issued a NOPR in April 1996 that proposes for consideration a new system for utilities to use in reserving capacity on their own and others' transmission lines. This would replace certain tariffs included in Order 888 with a capacity reservation tariff in which participants would reserve firm rights to transfer power between designated receipt and delivery points. Consumers is evaluating these developments and has not determined the full impact of the FERC's Orders on its financial position, liquidity or results of operations. In July 1996, Consumers filed an open access transmission tariff and conforming transmission rate change in response to Order 888.

The Governor of the State of Michigan has requested that the MPSC review the existing statutory and regulatory framework governing Michigan utili-ties in light of increasing competition in the utility industry. In April 1996, the MPSC directed Consumers, Detroit Edison, and other electric utilities to file applications addressing the recommendation of the Michigan Jobs Commission to allow a choice of power suppliers for new industrial and commercial electric load. Consumers filed a proposed plan for open access transmission services, under which Consumers could meet new demand in its service area by delivering electricity from any supplier capable of providing power to Consumers' electric system, provided certain reciprocity and other conditions were met. Among the other conditions was a requirement that stranded costs would be fully recovered from existing customers. The Michigan Jobs Commission's recommendations also include related matters, such as the full recovery of utility stranded costs. No new legislation has been introduced. However, Consumers anticipates additional MPSC orders during 1996 that will further define a new electric and gas utility regulatory framework for Michigan.

SFAS 71 allows the deferral of certain costs and the recording of regula-tory assets. Management has evaluated Consumers' current regulatory position and believes it continues to support the recognition of Consumers' electric-related regulatory assets. If changes in the industry were to lead to Consumers discontinuing the application of SFAS 71, for all or part of its business, Consumers may be required to write off the portion of any regulatory asset for which no regulatory assurance of recovery continued to exist. Consumers does not believe that there is any current evidence that supports the write-off of any of its electric-related regulatory assets.

Gas Outlook, Competition and Deliveries: Consumers currently anticipates gas deliveries to grow approximately 2 percent per year (excluding trans-portation to the MCV Facility and off-system deliveries) over the next five years, assuming a steadily growing customer base. Additionally, Consumers has several strategies that will support increased load require-ments in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Actual gas deliveries in future periods may be affect-ed by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption.

In 1995, the Low Income Home Energy Assistance Program provided approxi-mately $71 million in heating assistance to about 400,000 Michigan house-holds, with approximately 18 percent of funds going to Consumers' custom-ers. In late 1995, federal legislative approval provided Michigan resi-dents with approximately $60 million of funding for 1996. Consumers cannot predict what level of funding will be approved for 1997.

In January 1996, the MPSC issued a notice of legislative-type hearings to be held in 1996, to assess whether it is appropriate to allow all natural gas customers access to gas transportation service. The MPSC notice designated all eight local distribution companies whose rates are regulat-ed by the MPSC as parties to this proceeding. Consumers has filed its comments with the MPSC, indicating that the MPSC should only direct local distribution companies to file pilot programs designed to test the feasi-bility of expanded transportation service. Consumers also expressed its position that it is premature to expand transportation service to residen-tial customers.

Under SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulato-ry assurance exists to provide for the recovery of these deferred costs.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996. Reference is made to the Condensed Notes to Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


Rate Case Proceedings

1994 Gas Rate Case Filing

Consumers filed a general gas rate case in December 1994. Consumers' final position in this case requested an increase in its gas rates of $6.7 million annually and a 12.25 percent return on common equity. The MPSC issued a final order in this case in March 1996. In this order, the MPSC reduced Consumers' general gas rates by $11.7 million annually based on a return on common equity of 11.6 percent. In April 1996, Consumers filed a petition for rehearing of this order with the MPSC. On June 5, 1996, the petition for rehearing was denied. This proceeding is now closed.

1993 Electric Rate Case

In May 1994, the MPSC issued a final order in this case which increased annual electric revenues by $58 million, or about 2.8 percent, and ap-proved an allowed return on common equity of 11.75 percent. In August 1994, the MPSC denied petitions for rehearing filed by Consumers and the Attorney General. The Attorney General appealed the MPSC order to the Court of Appeals. The Attorney General later filed a motion to withdraw its appeal, which was granted by the Court of Appeals on July 1, 1996. This proceeding is now closed.


Stray Voltage Lawsuits

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. At June 30, 1996, Consumers had 34 separate stray voltage cases awaiting action at the trial court level and six cases on appeal or involved in the post-trial process.


Ludington Pumped Storage Plant

In October 1994, Consumers, Detroit Edison, the Attorney General, the DNR and certain other parties signed an agreement in principle designed to resolve all legal issues associated with fish mortality at Ludington. In January 1996, the FERC approved the settlement agreement, and in February 1996 the MPSC approved the settlement agreement and the recovery of costs associated with the settlement agreement. On June 4, 1996, the Michigan Supreme Court dismissed all lawsuits which sought damages from Consumers and Detroit Edison for injuries to fishery resources because of the operation of Ludington and the revocation of the plant's bottom-lands lease. These proceedings are now closed.


MPSC Case No. U-10029 - Intrastate Gas Supply

In February 1993, the MPSC issued an order granting Consumers' request to lower the price to be paid to one of its intrastate gas suppliers, North Michigan, which then filed an appeal with the Court of Appeals. The Court of Appeals affirmed the MPSC order and denied North Michigan's motion for reconsideration. In September 1995, North Michigan filed an application with the Michigan Supreme Court for leave to appeal the Court of Appeals' decision. On June 28, 1996, the Michigan Supreme Court denied North Michigan's application. Collateral suits are still pending in the Court of Appeals.


Highland Township Franchise Proceeding

MichCon obtained a revocable franchise in 1956 to provide natural gas service to Highland Township, Michigan. In 1962, Consumers secured an irrevocable 30 year franchise to provide natural gas service to Highland Township. Neither franchise was exclusive. Although MichCon's franchise for service in Highland Township expired in 1986 and was not renewed, MichCon continued service to customers in Highland Township. Consumers secured a revocable renewal franchise for Highland Township in 1992. Thereafter, in 1992 Consumers filed suit to enjoin MichCon from expanding its gas service to new customers in Highland Township, which was granted. MichCon subsequently transferred its remaining rights and interest in the Highland Township franchise to Consumers, ceased doing business there and appealed the Circuit Court decision with the Court of Appeals. In August 1995, the Court of Appeals refused to decide the issue addressed by the Circuit Court (namely whether MichCon, as a holdover utility without any franchise, could continue to lawfully do business in a township) because the Court of Appeals concluded that Consumers' 1992 revocable renewal franchise was invalid since it was not confirmed by a vote of the Highland Township electorate as the Court determined was required by the Public Utility Franchise Act. The Court of Appeals reversed the Circuit Court decision and remanded the case to the Circuit Court for entry of summary disposition in MichCon's favor. Consumers' motion for reconsideration and for a stay of the Court of Appeals' decision was denied. In December 1995, Consumers filed an application, which is still pending, with the Michigan Supreme Court for leave to appeal the Court of Appeals' decision. On June 25, 1996, the Michigan Legislature amended the Public Utility Franchise Act to provide that revocable franchises may be granted by a township without a vote of the electorate.


Environmental Matters

Independent Power Production Project

In June 1996, CMS Generation Operating Company, a CMS Generation subsid-iary, was informed by the U.S. Attorney's Office of an EPA investigation involving alleged violations of RCRA and Superfund. These officials are investigating certain allegedly improper ash disposal which may have occurred during 1993 at a plant in California. CMS Generation Operating Company operated the plant during the period in question. CMS Generation Operating Company believes that fines exceeding $100,000 and other charges or sanctions (either civil or criminal) may be sought in connection with this investigation. CMS Generation Operating Company and its counsel are continuing to meet with the persons responsible for the investigation to discuss the basis of the allegations and possible resolution that may be acceptable to all parties. Resolution of these matters is not expected to have a material adverse effect on the financial condition of CMS Energy. If an action is filed against CMS Generation Operating Company, CMS Generation Operating Company will vigorously defend any claims raised, but cannot predict the outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders

At CMS Energy's and Consumers' Annual Meeting of Shareholders held on
May 24, 1996, the shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of CMS Energy and Consumers for the year ended December 31, 1996. The vote at CMS Energy was 84,269,040 in favor and 388,679 against, with 462,645 abstaining. The vote at Consumers was 85,311,416 in favor and 8,641 against, with 19,066 abstaining.

At the same meeting, shareholders elected all eleven nominees for the office of director for both CMS Energy and Consumers. The total number of votes cast at CMS Energy was 85,120,365. The votes cast for individual nominees were as follows:

                            CMS ENERGY CORPORATION

                                                Number of Votes
                                           For         Withheld      Total

       William T. McCormick, Jr.        83,988,590    1,131,775    85,120,365
       James J. Duderstadt              84,037,642    1,082,723    85,120,365
       Kathleen R. Flaherty             84,047,095    1,073,270    85,120,365
       Victor J. Fryling                84,025,003    1,095,362    85,120,365
       Earl D. Holton                   84,069,629    1,050,736    85,120,365
       Lois A. Lund                     84,008,658    1,111,707    85,120,365
       Michael G. Morris                84,022,123    1,098,242    85,120,365
       William U. Parfet                84,068,735    1,051,630    85,120,365
       Percy A. Pierre                  84,058,028    1,062,337    85,120,365
       Kenneth Whipple                  84,069,947    1,050,418    85,120,365
       John B. Yasinsky                 84,061,266    1,059,099    85,120,365


The total number of votes cast at Consumers was 85,339,123. The votes cast for individual nominees were as follows:


                            CONSUMERS POWER COMPANY

                                                Number of Votes
                                           For         Withheld      Total

       William T. McCormick, Jr.        85,313,405       25,718    85,339,123
       James J. Duderstadt              85,313,733       25,390    85,339,123
       Kathleen R. Flaherty             85,313,172       25,951    85,339,123
       Victor J. Fryling                85,314,065       25,058    85,339,123
       Earl D. Holton                   85,314,291       24,832    85,339,123
       Lois A. Lund                     85,312,941       26,182    85,339,123
       Michael G. Morris                85,314,095       25,028    85,339,123
       William U. Parfet                85,313,846       25,277    85,339,123
       Percy A. Pierre                  85,314,274       24,849    85,339,123
       Kenneth Whipple                  85,314,261       24,862    85,339,123
       John B. Yasinsky                 85,314,005       25,118    85,339,123


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

(b)  Reports on Form 8-K

There have been no Current Reports on Form 8-K filed since the filing of CMS Energy Corporation's and Consumers Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                              CMS ENERGY CORPORATION
                                                  (Registrant)


Date: August 14, 1996                 By            A M Wright
                                             -----------------------
                                                 Alan M. Wright
                                             Senior Vice President,
                                      Chief Financial Officer and Treasurer



                                            CONSUMERS POWER COMPANY
                                                  (Registrant)


Date: August 14, 1996                 By            A M Wright
                                             -----------------------
                                                 Alan M. Wright
                                            Senior Vice President and
                                             Chief Financial Officer