Form 10-Q
period 1996-09-30
CONSUMERS POWER CO; CMS ENERGY CORP
filed 1996-11-12
CIK 201533, 811156

                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996

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
                                  Yes  X     No
                                     -----     -----

Number of shares outstanding of each of the issuer's classes of common stock at October 31, 1996:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value                      92,529,498
   CMS Energy Class G Common Stock, no par value                 7,809,380
Consumers Power Company, $10 par value,
 privately held by CMS Energy                                   84,108,789

                          CMS Energy Corporation
                                    and
                          Consumers Power Company


                      Quarterly reports on Form 10-Q
                 to the Securities and Exchange Commission for the Quarter Ended September 30, 1996



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Power Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Power Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                             TABLE OF CONTENTS


                                                                      Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
PART I:
CMS Energy Corporation
    Report of Independent Public Accountants. . . . . . . . . . . . .   6
    Consolidated Statements of Income . . . . . . . . . . . . . . . .   7
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . .   8
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .   9
    Consolidated Statements of Common Stockholders' Equity. . . . . .  11
    Condensed Notes to Consolidated Financial Statements. . . . . . .  12
    Management's Discussion and Analysis. . . . . . . . . . . . . . .  21
Consumers Power Company
    Report of Independent Public Accountants. . . . . . . . . . . . .  36
    Consolidated Statements of Income . . . . . . . . . . . . . . . .  37
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . .  38
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .  39
    Consolidated Statements of Common Stockholder's Equity. . . . . .  41
    Condensed Notes to Consolidated Financial Statements. . . . . . .  42
    Management's Discussion and Analysis. . . . . . . . . . . . . . .  50
PART II:
    Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . .  61
    Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  62
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  63

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

Detroit Edison. . . . . . . .  The Detroit Edison Company
DEQ . . . . . . . . . . . . .  Michigan Department of Environmental
                               Quality
DNR . . . . . . . . . . . . .  Michigan Department of Natural Resources
DSM . . . . . . . . . . . . .  Demand-side management

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

Ludington . . . . . . . . . .  Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf . . . . . . . . . . . . .  Thousand cubic feet
MCV Facility. . . . . . . . .  A natural gas-fueled, combined cycle cogeneration facility operated by the MCV
                               Partnership
MCV Partnership . . . . . . .  Midland Cogeneration Venture Limited
                               Partnership
MD&A. . . . . . . . . . . . .  Management's Discussion and Analysis
Michigan Gas Storage. . . . .  Michigan Gas Storage Company, a subsidiary of Consumers
MHP . . . . . . . . . . . . .  Moss Bluff Hub Partners, L. P.
MPSC. . . . . . . . . . . . .  Michigan Public Service Commission
MW. . . . . . . . . . . . . .  Megawatts

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

Terra . . . . . . . . . . . .  Terra Energy Ltd., an oil and gas
                               exploration and production company located
                               in Traverse City, Michigan and a subsidiary
                               of CMS NOMECO
TGN . . . . . . . . . . . . .  Transportadora de Gas del Norte S. A., a
                               natural gas pipeline located in Argentina

Walter. . . . . . . . . . . .  Walter International, Inc., an oil and gas
                               exploration and production company located in Houston, Texas and a subsidiary of CMS NOMECO

                            ARTHUR ANDERSEN LLP



                 Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month, nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Detroit, Michigan,
November 11, 1996.

                                                CMS Energy Corporation
                                           Consolidated Statements of Income
                                                      (Unaudited)

                                                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                     September 30        September 30        September 30
                                                    1996      1995      1996      1995      1996      1995
                                                                       In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                $  655    $  640    $1,827    $1,723    $2,381    $2,246
  Gas utility                                        123       122       880       801     1,274     1,116
  Oil and gas exploration and production              32        26        94        82       120       101
  Independent power production                        44        25       108        71       133        87
  Natural gas transmission, storage and marketing     71        52       231       133       294       171
  Other                                                4         4        10        11        17        13
                                                  -------   -------   -------   -------   -------   -------
      Total operating revenue                        929       869     3,150     2,821     4,219     3,734
                                                  -------   -------   -------   -------   -------   -------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                      76        74       219       208       294       284
    Purchased power - related parties                150       124       436       369       558       492
    Purchased and interchange power                   56        72       147       154       189       182
    Cost of gas sold                                 106        93       682       536       967       755
    Other                                            189       168       539       491       746       656
                                                  -------   -------   -------   -------   -------   -------
      Total operation                                577       531     2,023     1,758     2,754     2,369
  Maintenance                                         42        48       120       139       167       192
  Depreciation, depletion and amortization            99        96       322       302       436       410
  General taxes                                       45        45       149       143       202       189
                                                  -------   -------   -------   -------   -------   -------
      Total operating expenses                       763       720     2,614     2,342     3,559     3,160
                                                  -------   -------   -------   -------   -------   -------
PRETAX OPERATING INCOME (LOSS)
  Electric utility                                   126       125       323       295       390       346
  Gas utility                                         (1)        2       112       110       153       139
  Oil and gas exploration and production              10         5        28        27        31        24
  Independent power production                        29        13        62        40        68        48
  Natural gas transmission, storage and marketing      5         4        21         9        26        10
  Other                                               (3)        -       (10)       (2)       (8)        7
                                                  -------   -------   -------   -------   -------   -------
      Total pretax operating income                  166       149       536       479       660       574
                                                  -------   -------   -------   -------   -------   -------
INCOME TAXES                                          34        32       125       111       143       118
                                                  -------   -------   -------   -------   -------   -------
NET OPERATING INCOME                                 132       117       411       368       517       456
                                                  -------   -------   -------   -------   -------   -------
OTHER INCOME (DEDUCTIONS)
  Accretion income                                     2         3         7         9        10        12
  Accretion expense                                   (7)       (7)      (21)      (23)      (28)      (32)
  Other income taxes, net                              3         3         9         8        12        10
  Other, net                                           1        (1)        5         6         7        17
                                                  -------   -------   -------   -------   -------   -------
      Total other income (deductions)                 (1)       (2)        -         -         1         7
                                                  -------   -------   -------   -------   -------   -------
FIXED CHARGES
  Interest on long-term debt                          58        55       174       168       230       218
  Other interest                                       7         8        19        17        29        25
  Capitalized interest                                (1)       (2)       (5)       (4)       (9)       (5)
  Preferred dividends                                  7         7        21        21        28        28
  Preferred securities distributions                   2         -         6         -         6         -
                                                  -------   -------   -------   -------   -------   -------
      Net fixed charges                               73        68       215       202       284       266
                                                  -------   -------   -------   -------   -------   -------
NET INCOME                                        $   58    $   47    $  196    $  166    $  234    $  197
                                                  =======   =======   =======   =======   =======   =======
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKS
  CMS Energy                                      $   61    $   48    $  186    $  167    $  220    $  198
                                                  =======   =======   =======   =======   =======   =======
  Class G                                         $   (3)   $   (1)   $   10    $   (1)   $   14    $   (1)
                                                  =======   =======   =======   =======   =======   =======
AVERAGE COMMON SHARES OUTSTANDING
  CMS Energy                                          92        89        92        88        92        88
                                                  =======   =======   =======   =======   =======   =======
  Class G                                              8         7         8         7         8         7
                                                  =======   =======   =======   =======   =======   =======


EARNINGS (LOSS) PER AVERAGE COMMON SHARE
  CMS Energy                                      $  .65    $  .54    $ 2.02    $ 1.90    $ 2.39    $ 2.26
                                                  =======   =======   =======   =======   =======   =======
  Class G                                         $ (.28)   $ (.17)   $ 1.38    $ (.17)   $ 1.92    $ (.17)
                                                  =======   =======   =======   =======   =======   =======
DIVIDENDS DECLARED PER COMMON SHARE
  CMS Energy                                      $  .27    $  .24    $  .75    $  .66    $  .99    $  .87
                                                  =======   =======   =======   =======   =======   =======
  Class G                                         $  .295   $  .28    $  .855   $  .28    $ 1.135   $  .28
                                                  =======   =======   =======   =======   =======   =======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)

                                                                Nine Months Ended        Twelve Months Ended
                                                                   September 30              September 30
                                                                 1996        1995         1996         1995
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 196       $ 166        $ 234        $ 197
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $37, $38,
          $49 and $51, respectively)                              322         302          436          410
        Capital lease and other amortization                       33          50           44           70
        Deferred income taxes and investment tax credit            25          65           35           60
        Accretion expense                                          21          23           28           32
        Accretion income - abandoned Midland project               (7)         (9)         (10)         (12)
        Undistributed earnings of related parties                 (54)        (47)         (60)         (58)
        MCV power purchases - settlement (Note 2)                 (43)       (102)         (78)        (118)
        Other                                                      11          12            6          (30)
        Changes in other assets and liabilities                    16         (71)         178           26
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               520         389          813          577
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (430)       (380)        (585)        (540)
  Investments in partnerships and unconsolidated subsidiaries    (147)       (174)        (215)        (187)
  Investments in nuclear decommissioning trust funds              (37)        (38)         (49)         (51)
  Acquisition of companies, net of cash acquired                  (20)       (147)         (19)        (147)
  Cost to retire property, net                                    (20)        (28)         (34)         (41)
  Deferred demand-side management costs                            (6)         (7)          (8)         (11)
  Proceeds from sale of property                                   34           1           55           11
  Other                                                             4          (7)          (3)          (6)
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (622)       (780)        (858)        (972)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans and notes                              385         211          507          733
  Proceeds from preferred securities                               97           -           97            -
  Issuance of common stock                                         29         148           41          154
  Increase (decrease) in notes payable, net                         -         135         (133)          74
  Repayment of bank loans                                        (264)        (14)        (268)        (344)
  Payment of common stock dividends                               (75)        (60)         (99)         (78)
  Retirement of bonds and other long-term debt                    (37)        (44)         (37)         (95)
  Payment of capital lease obligations                            (33)        (26)         (44)         (37)
  Retirement of common stock                                       (1)         (1)          (1)          (1)
                                                                ------      ------       ------       ------
          Net cash provided by financing activities               101         349           63          406
                                                                ------      ------       ------       ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS     (1)        (42)          18           11

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           56          79           37           26
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  55       $  37        $  55        $  37
                                                                ======      ======       ======       ======


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                CMS Energy Corporation
                                              Consolidated Balance Sheets


                                                                     September 30               September 30
                                                                         1996      December 31      1995
                                                                     (Unaudited)       1995      (Unaudited)
                                                                                                 In Millions
                                         ASSETS
PLANT AND PROPERTY (At Cost)
  Electric                                                              $6,286        $6,103        $6,007
  Gas                                                                    2,363         2,218         2,180
  Oil and gas properties (full-cost method)                              1,126         1,074         1,074
  Other                                                                     87           105            56
                                                                        ------        ------        ------
                                                                         9,862         9,500         9,317
  Less accumulated depreciation, depletion and amortization              4,936         4,627         4,578
                                                                        ------        ------        ------
                                                                         4,926         4,873         4,739
  Construction work-in-progress                                            251           201           222
                                                                        ------        ------        ------
                                                                         5,177         5,074         4,961
                                                                        ------        ------        ------
INVESTMENTS
  Independent power production                                             305           275           277
  Natural gas transmission, storage and marketing                          241           193           186
  First Midland Limited Partnership (Note 2)                               230           225           222
  Midland Cogeneration Venture Limited Partnership (Note 2)                127           103            98
  Other                                                                     89            22            21
                                                                        ------        ------        ------
                                                                           992           818           804
                                                                        ------        ------        ------
CURRENT ASSETS
  Cash and temporary cash investments at cost,
    which approximates market                                               55            56            37
  Accounts receivable and accrued revenue, less
    allowances of $3, $4 and $4, respectively (Note 7)                     219           296           202
  Inventories at average cost
    Gas in underground storage                                             250           184           263
    Materials and supplies                                                  82            83            77
    Generating plant fuel stock                                             28            37            28
  Deferred income taxes                                                     19            24            18
  Prepayments and other                                                    132           230           117
                                                                        ------        ------        ------
                                                                           785           910           742
                                                                        ------        ------        ------
NON-CURRENT ASSETS
  Postretirement benefits                                                  442           462           466
  Nuclear decommissioning trust funds                                      360           304           283
  Abandoned Midland project                                                117           131           135
  Other                                                                    418           444           459
                                                                        ------        ------        ------
                                                                         1,337         1,341         1,343
                                                                        ------        ------        ------
TOTAL ASSETS                                                            $8,291        $8,143        $7,850
                                                                        ======        ======        ======




                                                                     September 30               September 30
                                                                         1996      December 31      1995
                                                                     (Unaudited)       1995      (Unaudited)
                                                                                                 In Millions
                    STOCKHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION (Note 7)
  Common stockholders' equity                                           $1,619        $1,469        $1,439
  Preferred stock of subsidiary                                            356           356           356
  Company-obligated mandatorily redeemable preferred
    securities of Consumers Power Company Financing I (a)                  100             -             -
  Long-term debt                                                         2,996         2,906         2,763
  Non-current portion of capital leases                                     92           106           101
                                                                        ------        ------        ------
                                                                         5,163         4,837         4,659
                                                                        ------        ------        ------


CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                     198           207           207
  Notes payable                                                            341           341           474
  Accounts payable                                                         260           306           214
  Accrued taxes                                                            147           254           106
  Power purchases - settlement (Note 2)                                     90            90            95
  Accounts payable - related parties                                        59            53            49
  Accrued interest                                                          51            45            32
  Accrued refunds                                                           23            22            31
  Other                                                                    196           192           172
                                                                        ------        ------        ------
                                                                         1,365         1,510         1,380
                                                                        ------        ------        ------


NON-CURRENT LIABILITIES
  Deferred income taxes                                                    651           640           628
  Postretirement benefits                                                  528           533           547
  Power purchases - settlement (Note 2)                                    197           221           244
  Deferred investment tax credits                                          163           171           173
  Regulatory liabilities for income taxes, net                              61            44            38
  Other                                                                    163           187           181
                                                                        ------        ------        ------
                                                                         1,763         1,796         1,811
                                                                        ------        ------        ------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $8,291        $8,143        $7,850
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

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                CMS Energy Corporation
                                Consolidated Statements of Common Stockholders' Equity
                                                      (Unaudited)


                                        Three Months Ended      Nine Months Ended      Twelve Months Ended
                                           September 30            September 30            September 30
                                         1996        1995        1996        1995        1996        1995
                                                                                               In Millions
COMMON STOCK
  At beginning and end of period       $    1      $    1      $    1      $    1      $    1      $    1
                                       -------     -------     -------     -------     -------     -------
OTHER PAID-IN CAPITAL
  At beginning of period                1,967       1,740       1,951       1,701       1,935       1,694
  Common stock reacquired                  (1)         (1)         (1)         (1)         (1)         (1)
  Common stock issued:
    CMS Energy                             12          72          26         111          41         117
    Class G                                 1         123           3         123           4         123
  Common stock reissued                     -           1           -           1           -           2
                                       -------     -------     -------     -------     -------     -------
      At end of period                  1,979       1,935       1,979       1,935       1,979       1,935
                                       -------     -------     -------     -------     -------     -------
REVALUATION CAPITAL
  At beginning of period                   (8)          1          (8)          -          (8)          -
  Change in unrealized investment-
    gain (loss)                             1          (9)          1          (8)          1          (8)
                                       -------     -------     -------     -------     -------     -------
      At end of period                     (7)         (8)         (7)         (8)         (7)         (8)
                                       -------     -------     -------     -------     -------     -------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                 (385)       (513)       (475)       (595)       (489)       (608)
  Net income                               58          47         196         166         234         197
  Common stock dividends declared:
    CMS Energy                            (25)        (21)        (69)        (58)        (91)        (76)
    Class G                                (2)         (2)         (6)         (2)         (8)         (2)
                                       -------     -------     -------     -------     -------     -------
      At end of period                   (354)       (489)       (354)       (489)       (354)       (489)
                                       -------     -------     -------     -------     -------     -------

TOTAL COMMON STOCKHOLDERS' EQUITY      $1,619      $1,439      $1,619      $1,439      $1,619      $1,439
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


1:   Corporate Structure and Basis of Presentation

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses, including oil and gas exploration and production, development and operation of independent power production facilities, electric and gas marketing services to utilities, commercial and industrial customers, storage and transmission of natural gas, and electric distribution.

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three, nine and twelve month periods ended September 30, 1996, undistributed equity earnings were $13 million, $54 million and $60 million, respectively and $22 million, $47 million and $58 million for the three, nine and twelve month periods ended September 30, 1995.


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

Results of Operations for CMS Midland and CMS Holdings:

                                                                                                    In Millions
                                                                                Summarized Statements of Income
                                                           Quarter            Nine months             12 months
Periods Ended September 30                         1996       1995        1996       1995        1996      1995

Pretax operating income                             $19         $9         $31        $28         $38       $33
Income taxes and other                                6          3           9          8          11         7
                                                    ---         --         ---        ---         ---       ---
Net income                                          $13         $6         $22        $20         $27       $26
                                                    ===         ==         ===        ===         ===       ===

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

At September 30, 1996 and December 31, 1995, the after-tax present value of the Settlement Order liability totaled $186 million and $202 million, respectively. The reduction in the liability since December 31, 1995 reflects after-tax cash underrecoveries of $28 million, partially offset by after-tax accretion expense of $12 million. The undiscounted after-tax amount associated with the liability totaled $564 million at September 30, 1996.

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

As part of its decision in the 1993 PSCR reconciliation case issued in February 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of the Settlement Order and appealed the February 1995 order on this issue. The MCV Partnership and ABATE filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's order.


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

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers. In addition, Consumers filed a request with the MPSC seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts. For further information regarding these requests, see the Electric Rate Proceedings and Special Rates discussions in CMS Energy's MD&A.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Some of these issues were preliminarily addressed in February 1996 when the MPSC issued a partial final order in Consumers' electric rate case. If fully adopted, the settlement agreement would provide for cost recovery of the entire 325 MW of uncommitted MCV Facility capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; and accelerate recovery of nuclear plant investment. Consumers expects a final order during the fourth quarter of 1996.

Gas Rates: As part of an agreement approved by the MPSC, Consumers filed a gas rate case in December 1994 that incorporated cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites (see Note 4). In March 1996, the MPSC issued a final order in this case, authorizing recovery of costs related to postretirement benefits and former manufactured gas plant sites. Overall, however, the order decreased Consumers' gas rates by $11.7 million annually and authorized an 11.6 percent return on common equity.

Gas loaning activities are new transactions for Consumers. In that regard, an issue has arisen about whether revenue from these activities should be transferred to customers. Consumers strongly disagrees with this suggestion but is unable to predict the outcome of any regulatory proceeding where this issue has arisen.

GCR Matters: In 1993, the MPSC issued an order favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers. In early 1995, management concluded that the intrastate producers' pending appeals of the order would not be successful and, accordingly, reversed a previously accrued contingency and recorded a $23 million (pretax) benefit. The MPSC order was affirmed by the Court of Appeals, and the Michigan Supreme Court later denied the producers' petition for review. In September 1996, the producers filed a petition requesting the U.S. Supreme Court to review the Michigan Supreme Court's decision.

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


4:   Commitments, Contingencies and Other

Environmental Matters: Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the significant sites will be between $1 million and $9 million. At September 30, 1996, Consumers has accrued $1 million for its estimated losses.

Under Part 201 of the Michigan Natural Resources and Environmental Protection Act, which bears some similarities to Superfund, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites.
Three of the four plans submitted by Consumers have been approved by the DNR or the DEQ. The findings for two remedial investigations indicate that the expenditures for remedial action at those sites are likely to be less than previously estimated; however, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At September 30, 1996, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in early 1996, Consumers is deferring environmental clean-up costs incurred at these sites and amortizing these costs over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $35 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $40 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $940 million for 1996, $925 million for 1997 and $900 million for 1998. For further information regarding capital expenditures, see Forward-Looking Information in CMS Energy's MD&A.

Other: As of September 30, 1996, CMS Energy or its subsidiaries have guaranteed up to $93 million in contingent obligations of unconsolidated affiliates and other parties.

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

A number of lawsuits have been filed against Consumers relating to so-called stray voltage. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At September 30, 1996, Consumers had 31 separate stray voltage lawsuits awaiting trial court action.

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


5:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 which estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered that Consumers file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. Consumers filed its decommissioning plan for Big Rock with the NRC in 1995. The NRC has reviewed the plan but does not formally approve decommissioning until approximately two years before site release.


The NRC has approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades; however, certain parties, including the Attorney General, have petitioned the NRC to suspend Consumers' general license to store spent fuel, claiming that Consumers' cask unloading procedure does not satisfy NRC regulations. The NRC staff is reviewing the petitions.

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. The cask in which the minor flaws were detected continues to store spent fuel safely and there is no requirement for its replacement, but Consumers had nevertheless planned to remove the spent fuel and insert it into another cask. Consumers has postponed this action while it monitors an investigation under way at another utility that uses a similar dry storage cask system for spent nuclear fuel. The other utility experienced an unexpected ignition of hydrogen gas following the loading of a cask. Although the event caused no injuries or releases of radioactive material, and Consumers' procedures had already precluded a similar event, the NRC has instructed utilities using the dry storage casks to take certain additional precautions when loading or unloading casks. Consumers does not plan to load or unload any casks before the end of 1996.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs during prolonged accidental outages. Such costs would not be covered by insurance during the first 21 weeks of any outage, but the major portion of such costs would be covered during the next twelve months of the outage, followed by reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $30 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of data from testing of similar materials indicated that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999; however, an analysis that Consumers submitted to the NRC for review in April 1996 suggests that the reactor vessel could be safely operated beyond 1999 without annealing.
Nevertheless, Consumers is currently developing a contingency plan to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million, which would likely allow for operation of the plant to the end of its license life in the year 2007 or beyond. Consumers cannot predict whether the NRC will concur with the April 1996 analysis or, if the NRC does concur, whether these analyses will result in a future decision to adopt or postpone annealing.


6:   Supplemental Cash Flow Information

The Statement of Cash Flows includes as cash equivalents all highly liquid investments with an original maturity of three months or less. Other cash flow activities and non-cash investing and financing activities for the periods ended September 30 were:

                                                             In Millions
                                 Nine Months Ended   Twelve Months Ended
                                    1996      1995        1996      1995

Cash transactions
  Interest paid (net of
   amounts capitalized)            $ 176     $ 159       $ 224     $ 195
  Income taxes paid (net
   of refunds)                        61        25          70        37

Non-cash transactions
  Nuclear fuel placed under
   capital lease                   $   8     $  24       $  10     $  27
  Other assets placed under
   capital leases                      2         3           4         7
  Common Stock issued to
   acquire companies                   -        86           4        86
  Assumption of debt                   -        16           -        16
  Capital leases refinanced            -         -          21         -


7:   Short-Term And Long-Term Financings, Capitalization and Other

CMS Energy

In the first quarter of 1996, CMS Energy filed a shelf registration with the SEC for the issuance and sale of up to $125 million of Series B GTNs, with net proceeds to be used for general corporate purposes. As of September 30, 1996, CMS Energy had issued and outstanding approximately $250 million of Series A and $82 million of Series B GTNs with weighted-average interest rates of 7.7 and 8.0 percent, respectively.

In the fourth quarter of 1996, CMS Energy received net proceeds of approximately $64 million from the issuance of 2.1 million shares of CMS Energy Common Stock purchased by an underwriter and subsequently sold by the underwriter in block transactions. The issuance of these shares completes the remaining amount on a shelf-registration filing by CMS Energy with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities encompassing Common Stock of CMS Energy. Proceeds from the sale will be used for general corporate purposes of CMS Energy.

Consumers

In October 1996, Consumers received FERC authorization to issue up to $900 million of short-term securities through 1998. This is the same amount of short-term securities authorized through 1996. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $145 million that are used to finance seasonal working capital requirements. At September 30, 1996, a total of $340 million was outstanding at a weighted-average interest rate of 6.0 percent, compared with $474 million outstanding at September 30, 1995, at a weighted-average interest rate of
6.8 percent. Consumers has an established $500 million trade receivables purchase and sale program. At September 30, 1996 and 1995, receivables sold under the agreement totaled $210 million. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In October 1996, Consumers requested FERC authorization to issue $500 million of long-term securities for refunding purposes. The authorization would apply to the period from December 1996 through November 1998. Consumers has been required to seek authorization to issue long-term securities from the FERC since late 1995, when the Michigan legislature repealed the MPSC's authority to regulate the issuance of securities. Also in October 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan.

In January 1996, four million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through Consumers Power Company Financing I, a business trust wholly owned by Consumers. Net proceeds from the sale totaled $97 million. The business trust was formed for the sole purpose of issuing the Trust Originated Preferred Securities, and the primary asset of the trust is $103 million of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers and maturing in 2015. Consumers' obligations with respect to the Trust Originated Preferred Securities under the notes, the indenture under which the notes are issued, Consumers' guarantee of the Trust Originated Preferred Securities, and the declaration of trust constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Preferred Securities.

In September 1996, Consumers extended its nuclear fuel lease an additional year to November 1998.

CMS NOMECO

In March 1996, CMS NOMECO replaced its $140 million revolving credit agreement with a $225 million revolving credit agreement. As of September 30, 1996, $102 million was outstanding under the new agreement, with a weighted-average interest rate of 6.3 percent.

CMS Generation

In January 1996, CMS Generation refinanced a one-year $118 million bridge credit facility for the HYDRA-CO acquisition with a $110 million, five-year term loan. As of September 30, 1996, $107 million was outstanding with a weighted-average interest rate of 7.3 percent.


8:   Earnings Per Share and Dividends

Earnings (loss) per share attributable to Common Stock, for the periods ended September 30, 1996 reflect the performance of the Consumers Gas Group. Earnings (loss) per share attributable to Common Stock, for the periods ended September 30, 1995 reflect the performance of the Consumers Gas Group since initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock participates in earnings and dividends from the issue date. The earnings (loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted-average number of shares outstanding.

Earnings (loss) attributable to outstanding Class G Common Stock are equal to the Consumers Gas Group net income (loss) multiplied by a fraction; the numerator is the weighted-average number of Outstanding Shares during the period and the denominator represents the weighted-average number of Outstanding Shares and Retained Interest Shares during the period.

The earnings attributable to Class G Common Stock on a per share basis, for the nine months ended September 30, 1996, are based on 23.67 percent of the income of the Consumers Gas Group. The seasonal loss attributable to Class G Common Stock on a per share basis, for the periods ended September 30, 1995, is based on 23.17 percent of the loss of the Consumers Gas Group. For purpose of analysis, following are pro forma data for the nine months ended September 30, 1995 and the year ended December 31, 1995 which give effect to the issuance and sale of 7.52 million shares of Class G Common Stock (representing 23.50 percent of the equity attributable to the Consumers Gas Group) on January 1, 1994, and actual data for the nine months ended September 30, 1996.

                                     In Millions, Except Per Share Amounts
                                 Actual           Pro Forma      Pro Forma
                      Nine Months Ended   Nine Months Ended     Year Ended
                           September 30        September 30    December 31
                                   1996                1995           1995

Net Income                       $  196              $  166         $  204

Net Income attributable
 to CMS Energy Common Stock      $  186              $  156         $  189

Net Income attributable
 to outstanding Class G
 Common Stock                    $   10              $   10         $   15

Average shares outstanding:
  CMS Energy Common Stock        92.001              88.021         88.810
  Class G Common Stock            7.695               7.521          7.536

Earnings per share attributable
 to CMS Energy Common Stock      $ 2.02              $ 1.76         $ 2.14

Earnings per share attributable
 to outstanding Class G
 Common Stock                    $ 1.38              $ 1.38         $ 1.93

In February and May 1996, CMS Energy paid a dividend of $.24 per share on CMS Energy Common Stock and $.28 per share on Class G Common Stock. In August 1996, CMS Energy paid a dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock. In October 1996, the Board of Directors declared a quarterly dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock to be paid in November 1996.

                          CMS Energy Corporation
                   Management's Discussion and Analysis


This MD&A should be read along with the MD&A in CMS Energy's 1995 Form 10-
K. This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this Form 10-Q, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses, including oil and gas exploration and production, development and operation of independent power production facilities, electric and gas marketing services to utilities, commercial and industrial customers, storage and transmission of natural gas, and electric distribution.

Consolidated Earnings for the Periods Ended September 30, 1996 and 1995

                                In Millions, Except Per Share Amounts
Consolidated Earnings at September 30      1996       1995     Change

Quarter:
Consolidated Net Income                   $  58      $  47      $  11
Net Income (Loss) Attributable
 to Common Stock:
  CMS Energy                                 61         48         13
  Class G                                    (3)        (1)        (2))
Earnings (Loss) Per Average Common Share:
  CMS Energy                                .65        .54        .11
  Class G                                  (.28)      (.17) (a)  (.11)

Nine months:
Consolidated Net Income                  $  196     $  166     $  30
Net Income (Loss) Attributable
 to Common Stock:
  CMS Energy                                186        167         19
  Class G                                    10         (1)        11
Earnings (Loss) Per Average Common Share:
  CMS Energy                               2.02       1.90        .12
  Class G                                  1.38       (.17) (a)  1.55

Twelve months:
Consolidated Net Income                  $  234     $  197      $  37
Net Income (Loss) Attributable
 to Common Stock:
  CMS Energy                                220        198         22
  Class G                                    14         (1)        15
Earnings (Loss) Per Average Common Share:
  CMS Energy                               2.39       2.26        .13
  Class G                                  1.92       (.17) (a)  2.09

(a) Class G Shares were issued on July 21, 1995.  Pro-forma earnings
(loss) per share, assuming Class G shares were outstanding during the entire period for the quarter, nine month and twelve month periods ended September 30, 1995, would be $ (.25), $ 1.38 and $ 1.63 respectively.

The increase in consolidated net income for each period in 1996 primarily reflects the favorable impact of an electric rate increase and increased operating income resulting from a refund received by the MCV Partnership. As a result, in August 1996, the MCV Partnership recognized a $19 million reduction to fuel costs in its current operating results. This resulted in a $6 million earnings benefit in 1996 for CMS Energy. Consolidated net income was also effected by increased earnings from CMS Gas Transmission's 25 percent ownership interest in TGN. The nine-month and twelve-month periods in 1996 reflect increased electric sales, gas deliveries and revenues from gas loaning activities. In addition, the nine-month and twelve-month periods in 1996 reflect the equity earnings resulting from the buy-out of a power purchase agreement involving a partnership in which CMS Generation owns a 50 percent ownership interest. For further information, see the individual results of operations sections of this MD&A.

Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from its subsidiaries. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities. CMS Energy's consolidated cash from operations is derived mainly from Consumers' sale and transportation of natural gas, Consumers' generation, transmission, and sale of electricity and CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations totaled $520 million and $389 million for the first nine months of 1996 and 1995, respectively. The $131 million increase resulted from increased electricity sales and gas deliveries, lower cash losses associated with the PPA, CMS NOMECO's increased sale of oil and natural gas and changes in the timing of cash payments related to Consumers' operations. CMS Energy uses its operating cash primarily to expand its international businesses, maintain and expand its electric and gas utility systems, retire portions of its long-term debt and pay dividends.

Investing Activities: Net cash used in investing activities totaled $622 million and $780 million for the first nine months of 1996 and 1995, respectively. The decrease of $158 million primarily reflects the acquisition of HYDRA-CO in the first quarter of 1995 and an increase in proceeds from the sale of property during 1996. These changes were partially offset by an increase in capital expenditures. CMS Energy's expenditures for its utility and international businesses were $314 million and $299 million, respectively.

Financing Activities: Net cash provided by financing activities totaled $101 million and $349 million for the first nine months of 1996 and 1995, respectively. The net decrease of $248 million primarily reflects an increase in cash used to repay bank loans partially offset by increased proceeds due to refinancing bank loans and issuing notes, a decrease in the sale of Common Stock, and a net decrease in cash received from short term-borrowings, compared with 1995. These changes were partially offset by proceeds from the sale of Trust Originated Preferred Securities (see
Note 7) in 1996.

In October 1995, CMS NOMECO filed a registration statement with the SEC for an initial public offering of not more than 20 percent of CMS NOMECO common stock. CMS Energy will continue to evaluate market conditions for a possible offering of CMS NOMECO common stock.

In the first quarter of 1996, CMS Energy filed a shelf-registration statement with the SEC for the issuance and sale of up to $125 million of Series B GTNs, with net proceeds to be used for general corporate purposes. As of September 30, 1996, CMS Energy had issued and outstanding approximately $250 million of Series A GTNs and $82 million of Series B GTNs with weighted-average interest rates of 7.7 percent and 8.0 percent, respectively.

In the first quarter of 1996, CMS Generation refinanced the $118 million bridge credit facility obtained in connection with the acquisition of HYDRA-CO with a $110 million, five-year term loan. As of September 30, 1996, $107 million was outstanding with a weighted-average interest rate of 7.3 percent.

In the first quarter of 1996, CMS NOMECO replaced its $140 million revolving credit agreement with a $225 million revolving credit agreement. As of September 30, 1996, $102 million was outstanding under the new agreement with a weighted-average interest rate of 6.3 percent.

Through September 30, 1996, CMS Energy paid $69 million in cash dividends to holders of CMS Energy Common Stock and $6 million in cash dividends to holders of Class G Common Stock. In October 1996, the Board of Directors declared a quarterly dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock to be paid in November 1996.

In July 1996, the Board of Directors declared quarterly dividends of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock, representing an increase in the annualized dividend on CMS Energy Common Stock to $1.08 per share from the previous amount of $.96 per share (a 12.5 percent increase) and an increase in the annualized dividend on Class G Common Stock to $1.18 per share from the previous dividend of $1.12 per share (a 5.4 percent increase).

In the second quarter of 1996, Consumers declared and paid a $75 million common dividend to CMS Energy from its first quarter earnings. In the third quarter of 1996, Consumers declared and paid a $40 million common dividend to CMS Energy from its second quarter earnings. In October 1996, Consumers declared a $48 million common dividend to CMS Energy, from its third quarter earnings, to be paid in November 1996. Consumers had temporarily suspended its common dividends from mid-1995 until early 1996 to improve its capital structure.

In the second quarter of 1996, CMS Enterprises declared and paid a common dividend of $42 million to CMS Energy. In the third quarter of 1996, CMS Enterprises declared and paid a $23 million common dividend to CMS Energy.

In the fourth quarter of 1996, CMS Energy received net proceeds of approximately $64 million from the issuance of 2.1 million shares of CMS Energy Common Stock purchased by an underwriter and subsequently sold by the underwriter in block transactions. The issuance of these shares completes the remaining amount on a shelf-registration filing by CMS Energy with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities encompassing Common Stock of CMS Energy. Proceeds from the sale will be used for general corporate purposes of CMS Energy.

Other Investing and Financing Matters: CMS Energy has available, unsecured, committed lines of credit totaling $105 million and a $450 million credit facility. At September 30, 1996, CMS Energy had utilized a total of $179 million under these facilities. CMS Energy will continue to evaluate the capital markets in 1996 as a source of financing its subsidiaries' investing activities and required debt retirements.

Consumers has several available, unsecured, committed lines of credit totaling $145 million and a $425 million working capital facility. At September 30, 1996, Consumers had a total of $340 million outstanding under these facilities. In October 1996, Consumers received FERC authorization to issue up to $900 million of short-term securities through 1998. This is the same amount of short-term securities authorized through 1996. Consumers uses short-term borrowings to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At September 30, 1996 and 1995, receivables sold totaled $210 million. In October 1996, Consumers requested FERC authorization to issue $500 million of long-term securities for refunding purposes. Also in October 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan.

At September 30, 1996 the book value per share for CMS Energy Common Stock and Class G Common Stock was $16.57 and $11.07, respectively.


Electric Utility Results of Operations

Electric Pretax Operating Income for the Periods Ended September 30, 1996 and 1995:

                                                             In Millions
                                                 Pretax Operating Income
                       Quarter ended Nine months ended 12 months ended 1996 compared 1996 compared 1996 compared
                           with 1995          with 1995        with 1995

Sales (net of special
 contract discounts)           $(12)              $ (3)              $11
Rate increases and other
 regulatory issues               13                  32               32
Operations and maintenance        -                   8               12
General taxes and depreciation   (1)                (12)             (19)
Other                             1                   3                8
                               -----                ---              ---
  Total change                 $  1                 $28              $44
                               =====                ===              ===

Electric Sales: Total electric sales increased for the quarter ended (2.7 percent), nine months ended (3.7 percent), and twelve months ended September 30, 1996 (3.4 percent) over the comparable 1995 periods. The table below reflects these electric kWh sales increases by class of customer for the various periods.

                                                                                             In Billions of kWh
                                                                                                 Electric Sales
                            Quarter ended Sept. 30     Nine months ended Sept. 30      12 months ended Sept. 30
                             1996    1995     Var.          1996    1995     Var.         1996    1995     Var.
Residential                   2.8     3.0     (0.2)          8.2     8.1      0.1         10.8    10.6      0.2
Commercial                    2.7     2.7       -            7.5     7.3      0.2          9.8     9.5      0.3
Industrial                    3.4     3.2      0.2           9.5     9.5        -         12.7    12.6      0.1
Other                         0.9     0.6      0.3           2.5     1.8      0.7          3.2     2.6      0.6
                              ---     ---      ---          ----    ----      ---         ----    ----      ---
  Total sales                 9.8     9.5      0.3          27.7    26.7      1.0         36.5    35.3      1.2
                              ===     ===      ===          ====    ====      ===         ====    ====      ===

Power Costs:
                                                          In Millions
Power Costs at September 30                1996       1995     Change

Quarter                                 $   282       $270       $ 12
Nine months                                 802        731         71
Twelve months                             1,041        958         83

The increases in each period resulted primarily from greater power purchases from outside sources to meet increased sales demand.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the termination of the PPA in 2025. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals. In March 1996, the Court of Appeals affirmed the Settlement Order. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $28 million for the first nine months of 1996. Estimated after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

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

In 1994 and 1995, Consumers terminated power purchase agreements with the developers of a proposed 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. To replace this capacity, 109 MW of less expensive contract capacity from the MCV Facility, which Consumers is currently not authorized to recover from retail customers, would be used. For further information, see Note 2.

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

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues. One of these issues, Consumers' electric rate case, was addressed, in part, by the order discussed above. If fully adopted, the settlement agreement would resolve Consumers' depreciation and special competitive service cases (discussed below) and cost recovery of the entire 325 MW of uncommitted MCV Facility capacity. Consumers expects a final order during the fourth quarter of 1996. For more information regarding the electric rate order and the proposed settlement agreement, see
Note 3.

In 1995, Consumers filed a request with the MPSC seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease in depreciation expense associated with this transfer. If the MPSC approves both aspects of the request, the net result will be a decrease in electric depreciation expense of $7 million for ratemaking purposes. The ALJ issued a proposal for decision in this case that recommended the MPSC reject Consumers' position regarding the reallocation of Consumers' depreciation reserve and plant investment. This case is currently part of the proposed settlement agreement. In the proposed settlement, the depreciation of the Palisades and Big Rock nuclear generating plants would be accelerated while overall depreciation rates would remain the same.

Special Rates: Consumers currently has a request before the MPSC that would allow Consumers a certain level of rate-pricing flexibility to respond to customers' alternative energy options. This request has also been consolidated into the settlement proceeding discussed above.

Electric Environmental Matters: The 1990 amendment of the Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Final acid rain program nitrogen oxide regulations are expected to be issued in late 1996. Management believes that Consumers' annual operating costs will not be materially affected.

Part 201 of the Michigan Natural Resources and Environmental Protection Act was substantially amended in 1995 and bears some similarities to Superfund. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

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

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consequently, Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Consumers does not plan to load or unload any casks before the end of 1996, including a cask in which a minor flaw has been detected. For further information, see Note 5.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of data from testing of similar materials indicated that the Palisades reactor vessel can be safely operated through late 1999; however, an analysis that Consumers submitted to the NRC for review in April 1996 suggests that the reactor vessel could be safely operated beyond 1999 without annealing. Nevertheless, Consumers is currently developing a contingency plan to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million, which would likely allow for operation of the plant to the end of its license life in the year 2007 or beyond. Consumers cannot predict whether the NRC will concur with the April 1996 analysis or, if the NRC does concur, whether these analyses will result in a future decision to adopt or postpone annealing.

Stray Voltage: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. At September 30, 1996, Consumers had 31 separate stray voltage lawsuits awaiting trial court action. CMS Energy believes that the resolution of these lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Consumers Gas Group Results of Operations


                                                               In Millions
                                                   Pretax Operating Income
                         Quarter ended Nine months ended 12 months ended 1996 compared 1996 compared 1996 compared
                             with 1995          with 1995        with 1995

Sales                              $ 1               $24              $50
Reversal of gas contingencies        -               (23)             (23)
Recovery of gas costs and
 other issues                        2                 3                3
Gas loaning activities               -                 7                7
Operations and maintenance          (6)               (5)             (16)
General taxes and depreciation       -                (4)              (7)
                                   ---               ---              ---
    Total change                   $(3)              $ 2              $14
                                   ===               ===              ===

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility, decreased for the quarter ended (5.1 percent), but increased for the nine months ended (8.9 percent), and twelve-months ended September 30, 1996 (14.2 percent) when compared with the corresponding 1995 periods. The increased deliveries reflect growth resulting from customer additions, conversions to natural gas from alternative fuels, continued strength in the Michigan economy and, for the nine months ended and twelve-months ended September 30, 1996, colder temperatures. Although the industrial sector, for the nine months ended September 30, 1996, accounted for approximately 20% of total deliveries, it contributed almost 40% of the weather-adjusted growth. The table below indicates total system deliveries and the impact of weather:

                                                                      In Bcf
                                                              Gas Deliveries
                                 Nine months ended           12 months ended
                                          Sept. 30                  Sept. 30
                               1996    1995   Var.      1996     1995   Var.

Weather-adjusted deliveries   234.5   223.5   11.0     337.1    321.0   16.1
(variance reflects growth)
Impact of weather               6.6    (2.1)   8.7      17.4   (10.5)   27.9
                              -----   -----   ----     -----   -----    ----
  System deliveries
   excluding transport
   to MCV                     241.1   221.4   19.7     354.5   310.5    44.0

Transport to MCV               48.6    39.9    8.7      62.4    58.2     4.2
                              -----   -----   ----     -----   -----    ----
  Total system deliveries     289.7   261.3   28.4     416.9   368.7    48.2
                              =====   =====   ====     =====   =====    ====

Cost of Gas Sold:
                                                          In Millions
Cost of Gas Sold at September 30           1996       1995     Change

Quarter                                    $ 51         53      $ (2)
Nine months                                 504        435        69
Twelve months                               740        622       118

The increases for the nine-month and twelve-month periods were the result of increased sales and the reversal of a $23 million gas contract contingency during the first quarter of 1995.


Consumers Gas Group Issues

Gas Rate Proceedings: In early 1996, the MPSC issued a final order in Consumers' gas rate case, decreasing Consumers' gas rates by $11.7 million annually. The MPSC order authorized an 11.6 percent return on common equity. Consumers filed a petition for rehearing with the MPSC, requesting reconsideration of certain issues. This petition was denied in June 1996 and the matter is now closed.

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


Gas loaning activities are new transactions for Consumers. In that regard, an issue has arisen about whether revenue from these activities should be transferred to customers. Consumers strongly disagrees with this suggestion but is unable to predict the outcome of any regulatory proceeding where this issue has arisen.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At September 30, 1996, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites.

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


Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1996 increased $5 million over the comparable period in 1995, primarily reflecting higher oil and gas prices and higher gas volumes. Pretax operating income for the nine months ended September 30, 1996 increased $1 million from the same period in 1995, primarily due to higher oil and gas prices and volumes, mostly offset by the recognition of a $9.9 million gain from assignment and novation of a gas supply contract recorded in the first quarter of 1995. Pretax operating income for the twelve months ended September 30, 1996 increased $7 million from the 12 months ended September 30, 1995, primarily due to higher sales volumes and prices, partially offset by the gain from the assignment and novation of a gas supply contract.

Capital Expenditures: Capital expenditures during 1996 relate primarily to the development of existing oil and gas reserves.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three, nine and twelve months ended September 30, 1996 increased $16 million, $22 million and $20 million, respectively, over the comparable periods in 1995, primarily reflecting a gain on the sale of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent interest, a gain on the sale of a partnership interest and increased operating income resulting from a refund received by the MCV Partnership.

Capital Expenditures and Other: In the second quarter of 1996, CMS Generation commenced construction of the La Plata Cogeneration Plant, a 128 MW natural gas fueled, combined cycle power plant in Buenos Aires Province, Argentina. Construction of the $110 million plant being built on the site of a petroleum refinery owned and operated by YPF S.A., Argentina's largest oil company, is scheduled to be completed by the fall of 1997. In July 1996, CMS Generation increased its ownership interest in the project from 39 percent to 100 percent by purchasing the remaining 61 percent from EDEVA, a consortium of Argentine investors. The Overseas Private Investment Corporation is expected to provide approximately $75 million in non-recourse project financing for the facility.

In April 1996, CMS Generation and ABB signed agreements with Morocco's national utility, Office National de l'Electricite, for the privatization, expansion and operation of the Jorf Lasfar coal-fueled power plant located southwest of Casablanca. The agreements cover purchase and operation of two existing 330 MW electric generating units and construction and operation of another two 330 MW electric generating units by CMS Generation and ABB.
CMS Generation and ABB each will hold a 50 percent interest in the transaction. CMS Energy posted a $30 million conditional letter of credit to ensure performance under the agreements. Financial closing is targeted for year end 1996, with construction of the second two units to begin shortly thereafter.

In July 1996, CMS Generation began construction on repowering its Centrales Termicas Mendoza electric generating plant in western Argentina's Mendoza Province. In the first quarter of 1996, CMS Generation increased its ownership interest in the plant to 81 percent. The company currently plans to invest $185 million to refurbish and repower the facility resulting in an increase in its generating capacity from 242 MW to 506 MW. Capital markets financing is targeted for early 1997.

During August 1996, CMS Generation's GVK Industries independent power project in Jegurupadu, Andhra Pradesh, India began generating electricity from the plant's first gas-fueled turbine. CMS Generation holds a 25.25 percent interest in, and operates, the 235 MW plant. Construction is continuing on two additional gas turbines and one steam turbine unit of the combined cycle facility with an estimated total cost of $260 million. The project has received a Government of India counter-guarantee and expects to complete international financing during late 1996 or early 1997.


Natural Gas Transmission, Storage and Marketing

Pretax Operating Income: Pretax operating income for the three, nine and twelve months ended September 30, 1996 increased $1 million, $12 million and $16 million respectively over the comparable periods in 1995, reflecting earnings from new pipeline and storage investments, primarily TGN, the continued growth of existing projects, gas marketed to end-users and the gain resulting from the dissolution of the Moss Bluff and Grands Lacs partnerships (see below).

Capital Expenditures and Other: In June 1996, CMS Gas Transmission sold its 50 percent ownership interest in Moss Bluff Gas Storage Systems, a partnership that owns a gas storage facility, to its partner, MHP, and purchased the remaining 50 percent ownership interest in the Grands Lacs Limited Partnership, a marketing center for natural gas, from MHP. This transaction resulted in CMS Gas Transmission receiving approximately $26 million.

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


International Electric Distribution

Capital Expenditures: In April 1996, a seven-company consortium in which CMS Electric and Gas holds a 40 percent interest acquired 90 percent of the outstanding shares of EDEER for approximately $160 million, of which CMS Energy's portion was $65 million. EDEER, with 1995 revenue of $105 million and electric sales of 1.1 billion kWh, serves over 200,000 customers, primarily residential and commercial, in a 55,000 square kilometer area. In May 1996, the Entre Rios Province transferred ownership and operating management of EDEER to the consortium.


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

Capital Expenditures: CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total approximately $2.8 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Nevertheless, CMS Energy will continue to evaluate capital markets in 1996 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates the following capital expenditures by business segment over the next three years:

                                                          In Millions
Years Ended December 31                    1996       1997       1998

Electric utility (a)                       $315       $260       $275
Gas utility (a)                             135        110        100
Oil and gas exploration and production      120        135        150
Independent power production                164        162        162
Natural gas transmission, storage
 and marketing                              140         58        113
International electric distribution          66        200        100
                                           ----       ----       ----
                                           $940       $925       $900
                                           ====       ====       ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

CMS Energy currently plans to invest $405 million from 1996 to 1998 in its oil and gas exploration and production operations which will be concentrated in North and South America and offshore west Africa. CMS Energy also plans to invest $488 million relating to its independent power production operations from 1996 to 1998 to pursue acquisitions and development of electric generating plants in the United States, Latin America, southern Asia, the Pacific Rim region and North Africa. An investment of $311 million from 1996 to 1998, relating to non-utility gas operations, is planned to continue development of natural gas storage, gathering and pipeline operations both domestically and internationally. CMS Energy also plans to work toward the development of U.S. regional "market centers" for natural gas through strategic alliances and asset acquisition and development.

These estimates are prepared for planning purposes and are subject to revision.

Electric Outlook, Sales and Competition: The Governor of the State of Michigan has requested that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry. In April 1996, the MPSC directed Consumers, Detroit Edison, and other electric utilities to file applications addressing the recommendation of the Michigan Jobs Commission to allow a choice of power suppliers for new industrial and commercial electric load. Consumers filed a proposed plan for open access transmission services, under which Consumers could meet new demand in its service area by delivering electricity from any supplier capable of providing power to Consumers' electric system, provided certain reciprocity and other conditions were met. Among the other conditions was a requirement that stranded costs would be fully recovered from existing customers. The Michigan Jobs Commission's recommendations also include related matters, such as the full recovery of utility stranded costs.

No new legislation has been introduced. However, Consumers, Detroit Edison, and the Jobs Commission have continued to meet for the purpose of confirming the principles, such as full recovery of stranded costs in the event of expanded choice by retail customers, upon which a new regulatory and statutory framework for the electric utility business in Michigan would be based. Once established, those principles could in turn form the basis for definitive agreements, filings with the MPSC, and revised statutes. These parties are hopeful that the principles and definitive agreements would receive the support of other interested parties such as the MPSC staff. There can be no assurance that the necessary agreements will be reached, that regulatory approvals will be granted, and that necessary legislation will be passed, nor can a definitive timetable be established at this time for realization of these events.

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

Consumers currently expects approximately 2 percent average annual growth in electric system sales over the next five years. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity as discussed below.

Consumers' retail service is affected by competition in several areas, including the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities that would displace retail service by Consumers to an entire community; and competition from neighboring utilities that offer flexible rate arrangements designed to encourage movement of facilities or production to their service areas. Consumers continues to work toward retaining its current retail service customers.

As part of an order issued in early 1996, the MPSC significantly reduced the rate subsidization of residential customers by industrial and large commercial customers. In addition, in an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995, and has since approved long-term sales contracts with other major customers representing a substantial percentage of Consumers' industrial load deemed to have viable cogeneration alternatives. These orders have been appealed by the Attorney General.

In addition to offering electric rates that are competitive with those of other energy providers, Consumers is pursuing numerous other strategies to retain its other large customers. These strategies include improving reliability, power quality and customer communications, and providing consulting services to help customers use energy efficiently. Consumers is also taking steps to prepare for a future environment in which open access is the predominant means by which large industrial and commercial customers provide for their power requirements.

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

In July 1996, an electric marketer filed applications with the MPSC for approval to sell electricity generated outside of Michigan to certain of Consumers' industrial customers. These customers purchase approximately 100 MW annually from Consumers. There is currently no MPSC-approved program of retail access that would allow the transactions requested by this electric marketer to take place. Consumers intends to vigorously oppose the creation of any such program before the MPSC and in the courts; however, Consumers cannot predict the ultimate outcome of this matter.

SFAS 71 allows the deferral of certain costs and the recording of regulatory assets. Management has evaluated Consumers' current regulatory position and believes it continues to support the recognition of Consumers' electric-related regulatory assets. If changes in the industry were to lead to Consumers discontinuing the application of SFAS 71, for all or part of its business, Consumers might be required to write off the portion of any regulatory asset for which no regulatory assurance of recovery continued to exist. Consumers does not believe that there is any current evidence that supports the write-off of any of its electric-related regulatory assets.

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

In 1996, the Low Income Home Energy Assistance Program provided $58 million in heating assistance to Michigan households, with approximately 19 percent of funds going to Consumers' customers. Federal legislative approval provided Michigan residents with $55 million of funding for 1997. Consumers therefore does not anticipate a significant change in its revenues from this program in 1997.

In October 1996, the MPSC issued an order requesting Consumers and other local distribution companies whose rates are regulated by the MPSC to develop pilot programs that would allow any customers to purchase gas from other suppliers and have the gas transported through local pipelines. These pilot programs, which are to be implemented in the second quarter of 1997, are intended to help the MPSC determine whether it is appropriate to allow all customers access to the competitive gas transportation market.

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

                         ARTHUR ANDERSEN LLP




                 Report of Independent Public Accountants



To Consumers Power Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS POWER COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month, nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                               ARTHUR ANDERSEN LLP

Detroit, Michigan,
November 11, 1996.

                                                Consumers Power Company
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                     Three Months Ended   Nine Months Ended  Twelve Months Ended
                                                         September 30        September 30        September 30
                                                        1996      1995      1996      1995      1996      1995
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                            $  655    $  640    $1,827    $1,723    $2,381    $2,246
  Gas                                                    123       122       880       801     1,274     1,116
  Other                                                   20        10        33        30        41        36
                                                      ---------------------------------------------------------
      Total operating revenue                            798       772     2,740     2,554     3,696     3,398
                                                      ---------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                          76        74       219       208       294       284
    Purchased power - related parties                    150       124       436       369       558       492
    Purchased and interchange power                       56        72       147       154       189       182
    Cost of gas sold                                      51        53       504       435       740       622
    Other                                                154       142       435       419       607       573
                                                      ---------------------------------------------------------
      Total operation                                    487       465     1,741     1,585     2,388     2,153
  Maintenance                                             41        47       117       136       164       188
  Depreciation, depletion and amortization                83        81       273       262       369       354
  General taxes                                           43        43       141       138       192       183
                                                      ---------------------------------------------------------
      Total operating expenses                           654       636     2,272     2,121     3,113     2,878
                                                      ---------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric                                               126       125       323       295       390       346
  Gas                                                     (1)        2       112       110       153       139
  Other                                                   19         9        33        28        40        35
                                                      ---------------------------------------------------------
      Total pretax operating income                      144       136       468       433       583       520

INCOME TAXES                                              38        36       134       121       158       132
                                                      ---------------------------------------------------------
NET OPERATING INCOME                                     106       100       334       312       425       388
                                                      ---------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends from affiliates                                4         4        13        13        17        17
  Accretion income                                         2         3         7         9        10        12
  Accretion expense                                       (7)       (7)      (21)      (23)      (28)      (32)
  Other income taxes, net                                  3         3         9         9        13        11
  Other, net                                               -         1         1         2         1        11
                                                      ---------------------------------------------------------
      Total other income                                   2         4         9        10        13        19
                                                      ---------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                              34        35       104       106       139       140
  Other interest                                           5         7        11        16        19        24
  Capitalized interest                                     -        (1)       (2)       (2)       (3)       (2)
                                                      ---------------------------------------------------------
      Net interest charges                                39        41       113       120       155       162
                                                      ---------------------------------------------------------
Net Income                                                69        63       230       202       283       245

Preferred Stock Dividends                                  7         7        21        21        28        28

Preferred Securities Distribution                          2         -         6         -         6         -
                                                      ---------------------------------------------------------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK
  AND DISTRIBUTIONS ON PREFERRED SECURITIES           $   60    $   56    $  203    $  181    $  249    $  217
                                                      =========================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                                Consumers Power Company
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)

                                                                Nine Months Ended        Twelve Months Ended
                                                                   September 30              September 30
                                                                 1996        1995         1996         1995
                                                                                                In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 230       $ 202        $ 283        $ 245
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning depreciation of $37, $38,
          $49 and $51, respectively)                              273         262          369          354
        Capital lease and other amortization                       32          27           44           38
        Deferred income taxes and investment tax credit            27          52           32           52
        Accretion expense                                          21          23           28           32
        Accretion income - abandoned Midland project               (7)         (9)         (10)         (12)
        Undistributed earnings of related parties                 (30)        (28)         (39)         (35)
        MCV power purchases - settlement (Note 2)                 (43)       (102)         (78)        (118)
        Other                                                       4           4            5            4
        Changes in other assets and liabilities                   (49)       (113)         148            6
                                                                ------      ------       ------       ------
          Net cash provided by operating activities               458         318          782          566
                                                                ------      ------       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under
    capital lease)                                               (298)       (278)        (434)        (411)
  Investments in nuclear decommissioning trust funds              (37)        (38)         (49)         (51)
  Cost to retire property, net                                    (20)        (28)         (34)         (41)
  Deferred demand-side management costs                            (6)         (7)          (8)         (11)
  Proceeds from sale of property                                    -           1            1            4
  Other                                                             2          (5)           1           (5)
                                                                ------      ------       ------       ------
          Net cash used in investing activities                  (359)       (355)        (523)        (515)
                                                                ------      ------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of common stock dividends                              (114)        (70)        (114)        (133)
  Retirement of bonds and other long-term debt                    (37)         (1)         (37)          (1)
  Payment of capital lease obligations                            (32)        (26)         (43)         (37)
  Payment of preferred stock dividends                            (21)        (21)         (28)         (28)
  Preferred securities distributions                               (6)          -           (6)           -
  Increase (decrease) in notes payable, net                        (1)        135         (134)          74
  Proceeds from preferred securities                               97           -           97            -
  Contribution from stockholder                                    13           -           13            -
  Repayment of bank loans                                           -           -            -         (328)
  Proceeds from bank loans                                          -           -            -          400
                                                                ------      ------       ------       ------
          Net cash provided by (used in) financing activities    (101)         17         (252)         (53)
                                                                ------      ------       ------       ------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS     (2)        (20)           7           (2)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD           14          25            5            7
                                                                ------      ------       ------       ------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD              $  12       $   5        $  12         $  5
                                                                ======      ======       ======       ======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                  Consumers Power Company
                                                Consolidated Balance Sheets
                                                                   September 30                September 30
                                                                        1996      December 31       1995
                                                                    (Unaudited)       1995      (Unaudited)
                                                                                                In Millions
                                             ASSETS
    PLANT (At original cost)
      Electric                                                         $6,286        $6,103        $6,007
      Gas                                                               2,268         2,169         2,132
      Other                                                                25            30            30
                                                                       -----------------------------------
                                                                        8,579         8,302         8,169
      Less accumulated depreciation, depletion and amortization         4,354         4,090         4,041
                                                                       -----------------------------------
                                                                        4,225         4,212         4,128
      Construction work-in-progress                                       194           190           217
                                                                       -----------------------------------
                                                                        4,419         4,402         4,345
                                                                       -----------------------------------
    INVESTMENTS
      Stock of affiliates                                                 338           337           326
      First Midland Limited Partnership (Note 2)                          230           225           222
      Midland Cogeneration Venture Limited Partnership (Note 2)           127           103            98
      Other                                                                 8             7             8
                                                                       -----------------------------------
                                                                          703           672           654
                                                                       -----------------------------------
    CURRENT ASSETS
      Cash and temporary cash investments at cost,
        which approximates market                                          12            14             5
      Accounts receivable and accrued revenue, less
        allowances of $2, $3 and $3, respectively (Note 7)                 64           137            78
      Accounts receivable - related parties                                27            10            49
      Inventories at average cost
        Gas in underground storage                                        250           184           263
        Materials and supplies                                             71            72            73
        Generating plant fuel stock                                        28            37            28
      Postretirement benefits                                              25            25            25
      Deferred income taxes                                                21            26            20
      Prepayments and other                                                81           181            77
                                                                       -----------------------------------
                                                                          579           686           618
                                                                       -----------------------------------
    NON-CURRENT ASSETS
      Postretirement benefits                                             442           462           466
      Nuclear decommissioning trust funds                                 360           304           283
      Abandoned Midland Project                                           117           131           135
      Other                                                               278           297           316
                                                                       -----------------------------------
                                                                        1,197         1,194         1,200
                                                                       -----------------------------------

    TOTAL ASSETS                                                       $6,898        $6,954        $6,817
                                                                       ===================================

                                                                   September 30                September 30
                                                                       1996       December 31      1995
                                                                    (Unaudited)       1995      (Unaudited)
                                                                                                In Millions
                         STOCKHOLDERS' INVESTMENT AND LIABILITIES
    CAPITALIZATION
      Common stockholder's equity
        Common stock                                                   $  841        $  841        $  841
        Paid-in-capital                                                   504           491           491
        Revaluation capital                                                30            29            22
        Retained earnings since December 31, 1992                         326           237           191
                                                                       -----------------------------------
                                                                        1,701         1,598         1,545
      Preferred stock                                                     356           356           356
      Company-obligated mandatorily redeemable preferred
        securities of Consumers Power Company Financing I (a)             100             -             -
      Long-term debt                                                    1,876         1,922         1,921
      Non-current portion of capital leases                                89           104           101
                                                                       -----------------------------------
                                                                        4,122         3,980         3,923
                                                                       -----------------------------------
    CURRENT LIABILITIES
      Current portion of long-term debt and capital leases                 97            90            88
      Notes payable                                                       340           341           474
      Accounts payable                                                    161           207           133
      Accrued taxes                                                        96           225            73
      Power purchases - settlement (Note 2)                                90            90            95
      Accounts payable - related parties                                   65            56            53
      Accrued interest                                                     28            32            26
      Accrued refunds                                                      23            22            31
      Other                                                               173           178           161
                                                                       -----------------------------------
                                                                        1,073         1,241         1,134
                                                                       -----------------------------------
    NON-CURRENT LIABILITIES
      Deferred income taxes                                               618           605           593
      Postretirement benefits                                             509           517           534
      Power purchases - settlement (Note 2)                               197           221           244
      Deferred investment tax credit                                      162           169           172
      Regulatory liabilities for income taxes, net                         61            44            38
      Other (Note 4)                                                      156           177           179
                                                                       -----------------------------------
                                                                        1,703         1,733         1,760
                                                                       -----------------------------------
    COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4 and 5)

    TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                     $6,898        $6,954        $6,817
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

    THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                                Consumers Power Company
                                Consolidated Statements of Common Stockholder's Equity
                                                      (Unaudited)

                                                 Three Months Ended  Nine Months Ended  Twelve Months Ended
                                                     September 30        September 30        September 30
                                                    1996      1995      1996      1995      1996      1995
                                                                                                In Millions
COMMON STOCK
  At beginning and end of period                  $  841    $  841    $  841    $  841    $  841    $  841
                                                  ---------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                             504       491       491       491       491       491
  Stockholder's contribution                           -         -        13         -        13         -
                                                  ---------------------------------------------------------
   At end of period                                  504       491       504       491       504       491
                                                  ---------------------------------------------------------
REVALUATION CAPITAL
  At beginning of period                              31        19        29        15        22        14
  Change in unrealized investment-gain (loss)         (1)        3         1         7         8         8
                                                  ---------------------------------------------------------
    At end of period                                  30        22        30        22        30        22
                                                  ---------------------------------------------------------
RETAINED EARNINGS
  At beginning of period                             305       135       237        80       191       107
  Net income                                          69        63       230       202       283       245
  Common stock dividends declared                    (39)        -      (114)      (70)     (114)     (133)
  Preferred stock dividends declared                  (7)       (7)      (21)      (21)      (28)      (28)
  Preferred securities distributions                  (2)        -        (6)        -        (6)        -
                                                  ---------------------------------------------------------
    At end of period                                 326       191       326       191       326       191
                                                  ---------------------------------------------------------
TOTAL COMMON STOCKHOLDER'S EQUITY                 $1,701    $1,545    $1,701    $1,545    $1,701    $1,545
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

Results of Operations for CMS Midland and CMS Holdings:

                                                                                                    In Millions
                                                                                Summarized Statements of Income
                                                           Quarter            Nine months             12 months
Periods Ended September 30                         1996       1995        1996       1995        1996      1995

Pretax operating income                             $19         $9         $31        $28         $38       $33
Income taxes and other                                6          3           9          8          11         7
                                                    ---         --         ---        ---         ---       ---
Net income                                          $13         $6         $22        $20         $27       $26
                                                    ===         ==         ===        ===         ===       ===

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

At September 30, 1996 and December 31, 1995, the after-tax present value of the Settlement Order liability totaled $186 million and $202 million, respectively. The reduction in the liability since December 31, 1995 reflects after-tax cash underrecoveries of $28 million, partially offset by after-tax accretion expense of $12 million. The undiscounted after-tax amount associated with the liability totaled $564 million at September 30, 1996.

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

As part of its decision in the 1993 PSCR reconciliation case issued in February 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of the Settlement Order and appealed the February 1995 order on this issue. The MCV Partnership and ABATE filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's order.


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

Consumers also has a separate request before the MPSC to offer competitive special rates to certain large qualifying customers. In addition, Consumers filed a request with the MPSC seeking to adjust its depreciation rates and to reallocate certain portions of its electric production plant to transmission accounts. For further information regarding these requests, see the Electric Rate Proceedings and Special Rates discussions in Consumers' MD&A.

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues currently before the MPSC in separate proceedings. Some of these issues were preliminarily addressed in February 1996 when the MPSC issued a partial final order in Consumers' electric rate case. If fully adopted, the settlement agreement would provide for cost recovery of the entire 325 MW of uncommitted MCV Facility capacity; implement provisions for incentive ratemaking; resolve the special competitive services and depreciation rate cases; implement a limited direct access program; and accelerate recovery of nuclear plant investment. Consumers expects a final order during the fourth quarter of 1996.

Gas Rates: As part of an agreement approved by the MPSC, Consumers filed a gas rate case in December 1994 that incorporated cost increases, including costs for postretirement benefits and costs related to Consumers' former manufactured gas plant sites (see Note 4). In March 1996, the MPSC issued a final order in this case, authorizing recovery of costs related to postretirement benefits and former manufactured gas plant sites. Overall, however, the order decreased Consumers' gas rates by $11.7 million annually and authorized an 11.6 percent return on common equity.

Gas loaning activities are new transactions for Consumers. In that regard, an issue has arisen about whether revenue from these activities should be transferred to customers. Consumers strongly disagrees with this suggestion but is unable to predict the outcome of any regulatory proceeding where this issue has arisen.

GCR Matters: In 1993, the MPSC issued an order favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers. In early 1995, management concluded that the intrastate producers' pending appeals of the order would not be successful and, accordingly, reversed a previously accrued contingency and recorded a $23 million (pretax) benefit. The MPSC order was affirmed by the Court of Appeals, and the Michigan Supreme Court later denied the producers' petition for review. In September 1996, the producers filed a petition requesting the U.S. Supreme Court to review the Michigan Supreme Court's decision.

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


4:   Commitments and Contingencies

Environmental Matters: Consumers is a so-called "potentially responsible party" at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit-worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the significant sites will be between $1 million and $9 million. At September 30, 1996, Consumers has accrued $1 million for its estimated losses.

Under Part 201 of the Michigan Natural Resources and Environmental Protection Act, which bears some similarities to Superfund, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites.
Three of the four plans submitted by Consumers have been approved by the DNR or the DEQ. The findings for two remedial investigations indicate that the expenditures for remedial action at those sites are likely to be less than previously estimated; however, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At September 30, 1996, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in early 1996, Consumers is deferring environmental clean-up costs incurred at these sites and amortizing these costs over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $35 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and possible modifications at other coal-fired units to be an additional $40 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $450 million for 1996, $370 million for 1997, and $375 million for 1998. For further information regarding capital expenditures, see Forward-Looking Information in Consumers' MD&A.

Other: A number of lawsuits have been filed against Consumers relating to so-called stray voltage. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the grounding of the customer's service. At September 30, 1996, Consumers had 31 separate stray voltage lawsuits awaiting trial court action.

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


5:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 which estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered that Consumers file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. Consumers filed its decommissioning plan for Big Rock with the NRC in 1995. The NRC has reviewed the plan but does not formally approve decommissioning until approximately two years before site release.

The NRC has approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades; however, certain parties, including the Attorney General, have petitioned the NRC to suspend Consumers' general license to store spent fuel, claiming that Consumers' cask unloading procedure does not satisfy NRC regulations. The NRC staff is reviewing the petitions.

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. In a review of the cask manufacturer's quality assurance program, Consumers detected indications of minor flaws in welds in the steel liner of one of the loaded casks. Consumers has examined radiographs for all of its casks and has found all other welds acceptable. The cask in which the minor flaws were detected continues to store spent fuel safely and there is no requirement for its replacement, but Consumers had nevertheless planned to remove the spent fuel and insert it into another cask. Consumers has postponed this action while it monitors an investigation under way at another utility that uses a similar dry storage cask system for spent nuclear fuel. The other utility experienced an unexpected ignition of hydrogen gas following the loading of a cask. Although the event caused no injuries or releases of radioactive material, and Consumers' procedures had already precluded a similar event, the NRC has instructed utilities using the dry storage casks to take certain additional precautions when loading or unloading casks. Consumers does not plan to load or unload any casks before the end of 1996.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs during prolonged accidental outages. Such costs would not be covered by insurance during the first 21 weeks of any outage, but the major portion of such costs would be covered during the next twelve months of the outage, followed by reduced coverage to approximately 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $30 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

As an NRC licensee, Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Analysis of data from testing of similar materials indicated that the Palisades reactor vessel can be safely operated through late 1999. In April 1995, Consumers received a Safety Evaluation Report from the NRC concurring with this evaluation and requesting submittal of an action plan to provide for operation of the plant beyond 1999; however, an analysis that Consumers submitted to the NRC for review in April 1996 suggests that the reactor vessel could be safely operated beyond 1999 without annealing.
Nevertheless, Consumers is currently developing a contingency plan to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million, which would likely allow for operation of the plant to the end of its license life in the year 2007 or beyond. Consumers cannot predict whether the NRC will concur with the April 1996 analysis or, if the NRC does concur, whether these analyses will result in a future decision to adopt or postpone annealing.


6:   Supplemental Cash Flow Information

The Statement of Cash Flows includes as cash equivalents all highly liquid investments with an original maturity of three months or less. Other cash flow activities and non-cash investing and financing activities for the periods ended September 30 were:

                                                             In Millions
                                 Nine Months Ended   Twelve Months Ended
                                    1996      1995        1996      1995

Cash transactions
  Interest paid (net of
   amounts capitalized)             $111      $125        $145      $155
  Income taxes paid (net
   of refunds)                       105        72          76        41

Non-cash transactions
  Nuclear fuel placed under
   capital lease                   $   8     $  24       $  10     $  27
  Other assets placed under
   capital leases                      2         3           4         7
  Capital leases refinanced            -         -          21         -


7:   Short-Term and Long-Term Financings and Capitalization

In October 1996, Consumers received FERC authorization to issue up to $900 million of short-term securities through 1998. This is the same amount of short-term securities authorized through 1996. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $145 million that are used to finance seasonal working capital requirements. At September 30, 1996, a total of $340 million was outstanding at a weighted-average interest rate of 6.0 percent, compared with $474 million outstanding at September 30, 1995, at a weighted-average interest rate of
6.8 percent. Consumers has an established $500 million trade receivables purchase and sale program. At September 30, 1996 and 1995, receivables sold under the agreement totaled $210 million. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In October 1996, Consumers requested FERC authorization to issue $500 million of long-term securities for refunding purposes. The authorization would apply to the period from December 1996 through November 1998. Consumers has been required to seek authorization to issue long-term securities from the FERC since late 1995, when the Michigan legislature repealed the MPSC's authority to regulate the issuance of securities. Also in October 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan.

In January 1996, four million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through Consumers Power Company Financing I, a business trust wholly owned by Consumers. Net proceeds from the sale totaled $97 million. The business trust was formed for the sole purpose of issuing the Trust Originated Preferred Securities, and the primary asset of the trust is $103 million of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers and maturing in 2015. Consumers' obligations with respect to the Trust Originated Preferred Securities under the notes, the indenture under which the notes are issued, Consumers' guarantee of the Trust Originated Preferred Securities, and the declaration of trust constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Preferred Securities.

In September 1996, Consumers extended its nuclear fuel lease an additional year to November 1998.

In October 1996, Consumers declared a $48 million common dividend to be paid in November 1996.

                          Consumers Power Company
                   Management's Discussion and Analysis


This MD&A should be read along with the MD&A in Consumers' 1995 Form 10-K. This Form 10-Q contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this Form 10-Q, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, an energy holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


Consolidated Earnings for the Periods Ended September 30, 1996 and 1995

                                                          In Millions
Consolidated Earnings at September 30      1996       1995     Change

Quarter                                    $ 60       $ 56        $ 4
Nine months                                 203        181         22
Twelve months                               249        217         32

The earnings in each period in 1996 reflect the favorable impact of an electric rate increase received in February 1996. The nine-month and twelve-month periods in 1996 reflect increased electric sales, gas deliveries, and revenues from gas loaning activities. In addition, other operating income increased for all periods in 1996 due to a FERC-ordered refund received by the MCV Partnership from a gas pipeline supplier. The FERC Order required combining the capital cost of common-use facility additions with the cost of existing common-use facilities for the purpose of determining the gas transportation rates to be charged to all system shippers, including the MCV Facility. As a result, in August 1996, the MCV Partnership recognized a $19 million reduction to fuel costs in its current operating results. This resulted in a $6 million earnings benefit in 1996 for Consumers. For further information, see the Electric and Gas Utility Results of Operations sections of this MD&A.


Cash Position, Investing and Financing

Cash from operations is derived from the sale and transportation of natural gas and the generation, transmission, and sale of electricity. Cash from operations totaled $458 million and $318 million for the first nine months of 1996 and 1995, respectively. The $140 million increase resulted from increased electricity sales and gas deliveries, lower cash losses associated with the PPA, and changes in the timing of cash payments related to Consumers' operations. Consumers uses its operating cash primarily to maintain and expand its electric and gas systems, retire portions of its long-term debt, and pay dividends.

Investing Activities: Net cash used in investing activities totaled $359 million and $355 million for the first nine months of 1996 and 1995, respectively. Cash used for increased capital expenditures was largely offset by reduced costs to retire property.

Financing Activities: Net cash used in financing activities totaled $101 million for the first nine months of 1996, compared with $17 million provided by financing activities for the corresponding period in 1995. The net increase of $118 million in cash used in 1996 reflects an additional $44 million in common dividends paid, the redemption of $36 million of maturing first mortgage bonds, and a net decrease of $136 million in cash received from short-term borrowings compared with 1995. These changes were partially offset by $97 million in proceeds from the sale of Trust Originated Preferred Securities (see Note 7) in 1996.

In October 1996, Consumers declared a $48 million common dividend to be paid in November 1996. Consumers temporarily suspended its common dividends from mid-1995 until early 1996 to improve its capital structure.

Other Investing and Financing Matters: Consumers has several available, unsecured, committed lines of credit totaling $145 million and a $425 million working capital facility. At September 30, 1996, Consumers had a total of $340 million outstanding under these facilities. In October 1996, Consumers received FERC authorization to issue up to $900 million of short-term securities through 1998. This is the same amount of short-term securities authorized through 1996. Consumers uses short-term borrowings to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. Consumers has an agreement permitting the sales of certain accounts receivable for up to $500 million. At September 30, 1996 and 1995, receivables sold totaled $210 million. In October 1996, Consumers requested FERC authorization to issue $500 million of long-term securities for refunding purposes. Also in October 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan.


Electric Utility Results of Operations

Electric Pretax Operating Income for the Periods Ended September 30, 1996 and 1995:
                                                          In Millions
Electric Pretax Operating
 Income at September 30                    1996       1995     Change

Quarter                                   $ 126      $ 125        $ 1
Nine months                                 323        295         28
Twelve months                               390        346         44

Electric pretax operating income in each period in 1996 reflects the favorable impact of an electric rate increase received in February 1996. The nine-month and twelve-month periods also reflect the benefit of increased sales and lower maintenance expenses. The increases in each period were partly offset by decreased revenues due to special contract discounts negotiated with large industrial customers and increased depreciation and operation expenses, and, for the nine-month and twelve-month periods, higher general taxes. The following table quantifies these impacts:

                                                             In Millions
                                       Impact on Pretax Operating Income
                       Quarter ended Nine months ended 12 months ended 1996 compared 1996 compared 1996 compared
                           with 1995          with 1995        with 1995

Sales (net of special
 contract discounts)           $(12)               $ (3)             $11
Rate increases and other
 regulatory issues               13                  32               32
Operations and maintenance        -                   8               12
General taxes and
 depreciation                    (1)                (12)             (19)
Other                             1                   3                8
                               -----                ---              ---
  Total change                 $  1                 $28              $44
                               =====                ===              ===

Electric Sales: Total electric sales increased for the quarter ended (2.7 percent), nine months ended (3.7 percent), and twelve months ended September 30, 1996 (3.4 percent) over the comparable 1995 periods. The table below reflects these electric kWh sales increases by class of customer for the various periods.

                                                                                             In Billions of kWh
                                                                                                 Electric Sales
                            Quarter ended Sept. 30     Nine months ended Sept. 30      12 months ended Sept. 30
                             1996    1995     Var.          1996    1995     Var.         1996    1995     Var.
Residential                   2.8     3.0     (0.2)          8.2     8.1      0.1         10.8    10.6      0.2
Commercial                    2.7     2.7       -            7.5     7.3      0.2          9.8     9.5      0.3
Industrial                    3.4     3.2      0.2           9.5     9.5        -         12.7    12.6      0.1
Other                         0.9     0.6      0.3           2.5     1.8      0.7          3.2     2.6      0.6
                              ---     ---      ---          ----    ----      ---         ----    ----      ---
  Total sales                 9.8     9.5      0.3          27.7    26.7      1.0         36.5    35.3      1.2
                              ===     ===      ===          ====    ====      ===         ====    ====      ===

Power Costs:
                                                          In Millions
Power Costs at September 30                1996       1995     Change

Quarter                                 $   282       $270       $ 12
Nine months                                 802        731         71
Twelve months                             1,041        958         83

The increases in each period resulted primarily from greater power purchases from outside sources to meet increased sales demand.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW for 1996 and for each subsequent year through the termination of the PPA in 2025. In 1993, the MPSC issued the Settlement Order that has allowed Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. ABATE and the Attorney General had appealed the Settlement Order to the Court of Appeals. In March 1996, the Court of Appeals affirmed the Settlement Order. The market for the remaining 325 MW of contract capacity was assessed at the end of 1992. This assessment, along with the Settlement Order, resulted in Consumers recognizing a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Additional losses may occur if actual future experience materially differs from the 1992 estimates. As anticipated in 1992, Consumers continues to experience cash underrecoveries associated with the Settlement Order. These after-tax cash underrecoveries totaled $28 million for the first nine months of 1996. Estimated after-tax cash underrecoveries and possible losses for 1996 and the next four years are shown in the table below.

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

In 1994 and 1995, Consumers terminated power purchase agreements with the developers of a proposed 65 MW coal-fired cogeneration facility and a proposed 44 MW wood and chipped-tire plant. To replace this capacity, 109 MW of less expensive contract capacity from the MCV Facility, which Consumers is currently not authorized to recover from retail customers, would be used. For further information, see Note 2.

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

In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that, if approved by the MPSC, would resolve several outstanding regulatory issues. One of these issues, Consumers' electric rate case, was addressed, in part, by the order discussed above. If fully adopted, the settlement agreement would resolve Consumers' depreciation and special competitive service cases (discussed below) and cost recovery of the entire 325 MW of uncommitted MCV Facility capacity. Consumers expects a final order during the fourth quarter of 1996. For more information regarding the electric rate order and the proposed settlement agreement, see
Note 3.

In 1995, Consumers filed a request with the MPSC seeking approval to increase its traditional depreciation expense by $21 million and reallocate certain portions of its utility plant from production to transmission, resulting in a $28 million decrease in depreciation expense associated with this transfer. If the MPSC approves both aspects of the request, the net result will be a decrease in electric depreciation expense of $7 million for ratemaking purposes. The ALJ issued a proposal for decision in this case that recommended the MPSC reject Consumers' position regarding the reallocation of Consumers' depreciation reserve and plant investment. This case is currently part of the proposed settlement agreement. In the proposed settlement, the depreciation of the Palisades and Big Rock nuclear generating plants would be accelerated while overall depreciation rates would remain the same.

Special Rates: Consumers currently has a request before the MPSC that would allow Consumers a certain level of rate-pricing flexibility to respond to customers' alternative energy options. This request has also been consolidated into the settlement proceeding discussed above.

Electric Environmental Matters: The 1990 amendment of the Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require Consumers to make certain capital expenditures in order to comply with the amendments for nitrogen oxide reductions, Consumers' generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Final acid rain program nitrogen oxide regulations are expected to be issued in late 1996. Management believes that Consumers' annual operating costs will not be materially affected.

Part 201 of the Michigan Natural Resources and Environmental Protection Act was substantially amended in 1995 and bears some similarities to Superfund. Consumers expects that it will ultimately incur costs at a number of sites. Consumers believes costs incurred for both investigation and required remedial actions are properly recoverable in rates.

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

Consumers' on-site storage pool for spent nuclear fuel at Palisades is at capacity. Consequently, Consumers is using NRC-approved dry casks, which are steel and concrete vaults, for temporary on-site storage. Consumers does not plan to load or unload any casks before the end of 1996, including a cask in which a minor flaw has been detected. For further information, see Note 5.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated "pressurized thermal shock" events during its remaining license life. Analysis of data from testing of similar materials indicated that the Palisades reactor vessel can be safely operated through late 1999; however, an analysis that Consumers submitted to the NRC for review in April 1996 suggests that the reactor vessel could be safely operated beyond 1999 without annealing. Nevertheless, Consumers is currently developing a contingency plan to anneal the reactor vessel in 1998 at an estimated cost of $20 million to $30 million, which would likely allow for operation of the plant to the end of its license life in the year 2007 or beyond. Consumers cannot predict whether the NRC will concur with the April 1996 analysis or, if the NRC does concur, whether these analyses will result in a future decision to adopt or postpone annealing.

Stray Voltage: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. At September 30, 1996, Consumers had 31 separate stray voltage lawsuits awaiting trial court action. Consumers believes that the resolution of these lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Gas Utility Results of Operations

Gas Pretax Operating Income for the Periods Ended September 30, 1996 and
1995:

                                                          In Millions
Gas Pretax Operating Income (Loss)
 at September 30                           1996       1995     Change

Quarter                                  $  (1)      $   2      $ (3)
Nine months                                112         110         2
Twelve months                              153         139        14

The quarter ended September 30, 1996 reflects lower deliveries and higher operating costs. The nine-month and twelve-month periods ended in 1996 benefited from increased gas deliveries due to growth and colder weather, and revenues from gas loaning activities. During the comparable periods in 1995, a previously recorded gas contract contingency (see Note 3) was reversed, and operation, depreciation and general tax expenses were lower. The following table quantifies these impacts:

                                                               In Millions
                                         Impact on Pretax Operating Income
                         Quarter ended Nine months ended 12 months ended 1996 compared 1996 compared 1996 compared
                             with 1995          with 1995        with 1995

Sales                              $ 1                $24             $50
Reversal of gas contingencies        -                (23)            (23)
Recovery of gas costs and
 other issues                        2                  3               3
Gas loaning activities               -                  7               7
Operations and maintenance          (6)                (5)            (16)
General taxes and depreciation       -                 (4)             (7)
                                   ---                ---             ----
    Total change                   $(3)               $ 2             $14
                                   ===                ===             ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility, decreased for the quarter ended (5.1 percent), but increased for the nine months ended (8.9 percent), and twelve-months ended September 30, 1996 (14.2 percent) when compared with the corresponding 1995 periods. The increased deliveries reflect growth resulting from customer additions, conversions to natural gas from alternative fuels, continued strength in the Michigan economy and, for the nine months ended and twelve-months ended September 30, 1996, colder temperatures. Although the industrial sector, for the nine months ended September 30, 1996, accounted for approximately 20% of total deliveries, it contributed almost 40% of the weather-adjusted growth. The table below indicates total system deliveries and the impact of weather:

                                                                      In Bcf
                                                              Gas Deliveries
                                 Nine months ended           12 months ended
                                          Sept. 30                  Sept. 30
                               1996    1995   Var.      1996     1995   Var.

Weather-adjusted deliveries   234.5   223.5   11.0     337.1    321.0   16.1
(variance reflects growth)
Impact of weather               6.6    (2.1)   8.7      17.4   (10.5)   27.9
                              -----   -----   ----     -----   ------   ----
  System deliveries
   excluding transport
   to MCV                     241.1   221.4   19.7     354.5    310.5   44.0

Transport to MCV               48.6    39.9    8.7      62.4     58.2    4.2
                              -----   -----   ----     -----    -----   ----

  Total system deliveries     289.7   261.3   28.4     416.9    368.7   48.2
                              =====   =====   ====     =====    =====   ====

Cost of Gas Sold:
                                                          In Millions
Cost of Gas Sold at September 30           1996       1995     Change

Quarter                                    $ 51         53      $ (2)
Nine months                                 504        435        69
Twelve months                               740        622       118

The increases for the nine-month and twelve-month periods were the result of increased sales and the reversal of a $23 million gas contract contingency during the first quarter of 1995.


Gas Utility Issues

Gas Rate Proceedings: In early 1996, the MPSC issued a final order in Consumers' gas rate case, decreasing Consumers' gas rates by $11.7 million annually. The MPSC order authorized an 11.6 percent return on common equity. Consumers filed a petition for rehearing with the MPSC, requesting reconsideration of certain issues. This petition was denied in June 1996 and the matter is now closed.

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

Gas loaning activities are new transactions for Consumers. In that regard, an issue has arisen about whether revenue from these activities should be transferred to customers. Consumers strongly disagrees with this suggestion but is unable to predict the outcome of any regulatory proceeding where this issue has arisen.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available to Consumers and its continued internal review of these former manufactured gas plant sites have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At September 30, 1996, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of the FERC and the MPSC) with respect to rates, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among others. The business and profitability of Consumers are also influenced by economic and geographic factors including political and economic risks, changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, and the ability to secure agreement in pending negotiations, among other important factors.
All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Consumers.

Capital Expenditures:  Consumers estimates the following capital expenditures, including new lease commitments, by company and by business segment over the next three years:
                                                          In Millions
Years Ended December 31                    1996       1997       1998

Consumers
  Construction                             $403       $344       $334
  Nuclear fuel lease                         34          4         27
  Capital leases other than
   nuclear fuel                               4         19         11
Michigan Gas Storage                          9          3          3
                                           ----       ----       ----
                                           $450       $370       $375
                                           ====       ====       ====

Electric utility operations (a)            $315       $260       $275
Gas utility operations (a)                  135        110        100
                                           ----       ----       ----
                                           $450       $370       $375
                                           ====       ====       ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

These estimates are prepared for planning purposes and are subject to revision.

Electric Outlook, Sales and Competition: The Governor of the State of Michigan has requested that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry. In April 1996, the MPSC directed Consumers, Detroit Edison, and other electric utilities to file applications addressing the recommendation of the Michigan Jobs Commission to allow a choice of power suppliers for new industrial and commercial electric load. Consumers filed a proposed plan for open access transmission services, under which Consumers could meet new demand in its service area by delivering electricity from any supplier capable of providing power to Consumers' electric system, provided certain reciprocity and other conditions were met. Among the other conditions was a requirement that stranded costs would be fully recovered from existing customers. The Michigan Jobs Commission's recommendations also include related matters, such as the full recovery of utility stranded costs.

No new legislation has been introduced. However, Consumers, Detroit Edison, and the Jobs Commission have continued to meet for the purpose of confirming the principles, such as full recovery of stranded costs in the event of expanded choice by retail customers, upon which a new regulatory and statutory framework for the electric utility business in Michigan would be based. Once established, those principles could in turn form the basis for definitive agreements, filings with the MPSC, and revised statutes. These parties are hopeful that the principles and definitive agreements would receive the support of other interested parties such as the MPSC staff. There can be no assurance that the necessary agreements will be reached, that regulatory approvals will be granted, and that necessary legislation will be passed, nor can a definitive timetable be established at this time for realization of these events.

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

Consumers currently expects approximately 2 percent average annual growth in electric system sales over the next five years. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity as discussed below.

Consumers' retail service is affected by competition in several areas, including the installation of cogeneration or other self-generation facilities by Consumers' larger industrial customers; the formation of municipal utilities that would displace retail service by Consumers to an entire community; and competition from neighboring utilities that offer flexible rate arrangements designed to encourage movement of facilities or production to their service areas. Consumers continues to work toward retaining its current retail service customers.

As part of an order issued in early 1996, the MPSC significantly reduced the rate subsidization of residential customers by industrial and large commercial customers. In addition, in an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and other facilities at least 10 years in exchange for discounted electric rates. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995, and has since approved long-term sales contracts with other major customers representing a substantial percentage of Consumers' industrial load deemed to have viable cogeneration alternatives. These orders have been appealed by the Attorney General.

In addition to offering electric rates that are competitive with those of other energy providers, Consumers is pursuing numerous other strategies to retain its other large customers. These strategies include improving reliability, power quality and customer communications, and providing consulting services to help customers use energy efficiently. Consumers is also taking steps to prepare for a future environment in which open access is the predominant means by which large industrial and commercial customers provide for their power requirements.

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

In July 1996, an electric marketer filed applications with the MPSC for approval to sell electricity generated outside of Michigan to certain of Consumers' industrial customers. These customers purchase approximately 100 MW annually from Consumers. There is currently no MPSC-approved program of retail access that would allow the transactions requested by this electric marketer to take place. Consumers intends to vigorously oppose the creation of any such program before the MPSC and in the courts; however, Consumers cannot predict the ultimate outcome of this matter.

SFAS 71 allows the deferral of certain costs and the recording of regulatory assets. Management has evaluated Consumers' current regulatory position and believes it continues to support the recognition of Consumers' electric-related regulatory assets. If changes in the industry were to lead to Consumers discontinuing the application of SFAS 71, for all or part of its business, Consumers might be required to write off the portion of any regulatory asset for which no regulatory assurance of recovery continued to exist. Consumers does not believe that there is any current evidence that supports the write-off of any of its electric-related regulatory assets.

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

In 1996, the Low Income Home Energy Assistance Program provided $58 million in heating assistance to Michigan households, with approximately 19 percent of funds going to Consumers' customers. Federal legislative approval provided Michigan residents with $55 million of funding for 1997. Consumers therefore does not anticipate a significant change in its revenues from this program in 1997.

In October 1996, the MPSC issued an order requesting Consumers and other local distribution companies whose rates are regulated by the MPSC to develop pilot programs that would allow any customers to purchase gas from other suppliers and have the gas transported through local pipelines. These pilot programs, which are to be implemented in the second quarter of 1997, are intended to help the MPSC determine whether it is appropriate to allow all customers access to the competitive gas transportation market.

Under SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Form 10-K for the year ended December 31, 1995, and in Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


MCV - RELATED PROCEEDINGS

In March 1993, the MPSC approved, with modifications, a contested settlement agreement among Consumers, the MPSC staff and 10 independent cogenerators which resolved certain regulatory issues and allowed Consumers to recover from electric customers a substantial portion of the cost of 915 MW of contract capacity from the MCV Facility. After their requests for rehearing were denied by the MPSC, ABATE and the Attorney General appealed the orders approving the settlement to the Court of Appeals, which upheld the Commission's orders. In the meantime, the MPSC has been implementing the settlement in reconciliation cases for 1993, 1994 and subsequent years. As part of its decision in the 1993 PSCR reconciliation case issued in February 1995, the MPSC disallowed approximately 2.5% of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of the Settlement Order and appealed the February 1995 order on this issue. The MCV Partnership and ABATE filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's order in all respects. This proceeding is now closed.


STRAY VOLTAGE LAWSUITS

Consumers has a number of lawsuits relating to so-called stray voltage, which results when low level electrical currents present in grounded electric systems are diverted from their intended path. At September 30, 1996, Consumers had 31 separate stray voltage cases awaiting action at the trial court level and 10 cases on appeal or involved in the post-trial process.


MPSC CASE NO. U-10029 - INTRASTATE GAS SUPPLY

In February 1993, the MPSC issued an order granting Consumers' request to lower the price to be paid an intrastate gas supplier, North Michigan, who then filed an appeal with the Court of Appeals. The Court of Appeals affirmed the MPSC order and denied North Michigan's motion for
reconsideration.    The Michigan Supreme Court denied North Michigan's
application for leave to appeal the Court of Appeals' decision. In September 1996, North Michigan filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Michigan Supreme Court's decision. The petition alleges that the procedures under Public Act 9 of the Michigan statutes, and Act 9 as applied and on its face, denied North Michigan its constitutional rights to due process of law. Collateral suits are still pending in the Court of Appeals.


ENVIRONMENTAL MATTERS

INDEPENDENT POWER PRODUCTION PROJECT

In June 1996, CMS Generation Operating Company, a CMS Generation subsidiary, was informed by the U.S. Attorney's Office and the EPA of a criminal investigation involving alleged violations of RCRA and Superfund. These officials were investigating allegedly improper ash disposal that may have occurred during 1993 at a plant in California operated by CMS Generation Operating Company during the period in question. In October 1996, CMS Generation Operating Company and the officials investigating the matter signed a pretrial diversion agreement under which CMS Generation Operating Company agrees to pay an amount toward cleanup costs to the entity conducting the cleanup at the plant, and the U.S. Attorney's Office agrees that there will be no prosecution of CMS Generation Operating Company with respect to the matters alleged. Payment of restitution under the pretrial diversion agreement will not have a material adverse effect on the financial condition of CMS Energy. This matter is now closed as it relates to CMS Energy and its subsidiaries.


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

(b)   Reports on Form 8-K

There have been no Current Reports on Form 8-K filed since the filing of CMS Energy Corporation's and Consumers Power Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                        CMS ENERGY CORPORATION
                                              (Registrant)


Date: November 12, 1996             By         A M Wright
                                             Alan M. Wright
                                         Senior Vice President,
                                  Chief Financial Officer and Treasurer



                                        CONSUMERS POWER COMPANY
                                              (Registrant)


Date: November 12, 1996             By         A M Wright
                                             Alan M. Wright
                                        Senior Vice President and
                                         Chief Financial Officer