Form 10-K
period 1996-12-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 1997-03-14
CIK 201533, 811156

                                  FORM 10-K


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

                                     OR

          [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from          to

    Commission        Registrant; State of Incorporation;    IRS Employer
    File Number          Address; and Telephone Number    Identification No.

      1-9513                CMS ENERGY CORPORATION            38-2726431
                           (A Michigan Corporation)
                       Fairlane Plaza South, Suite 1100
                             330 Town Center Drive
                           Dearborn, Michigan  48126
                                 (313)436-9200

      1-5611               CONSUMERS ENERGY COMPANY           38-0442310
                           (A Michigan Corporation)
                           212 West Michigan Avenue
                           Jackson, Michigan  49201
                                 (517)788-0550

Securities registered pursuant to Section 12(b) of the Act:
                                                             Name of Each
                                                              Exchange on
    Registrant                  Title of Class             Which Registered

                                                               New York
CMS Energy Corporation   Common Stock, $.01 par value       Stock Exchange

                                                               New York
                      Class G Common Stock, no par value    Stock Exchange

Consumers Energy Company    Listed on inside cover

Consumers Power Company     8.36% Trust Originated             New York
  Financing I                Preferred Securities           Stock Exchange

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

Consumers Energy Company securities registered pursuant to Section 12(b) of the Act:

PREFERRED STOCK - Cumulative                    FIRST MORTGAGE BONDS:

No par value:                                   6-7/8%  Series due 1998
$2.08  Series                                   6-5/8%  Series due 1998
                                                7-1/2%  Series due 2001
$100 par value:                                 7-1/2%  Series due 2002
$4.16  Series        $7.68  Series
$4.50  Series        $7.72  Series
$7.45  Series        $7.76  Series

These securities are listed on the New York Stock Exchange.


The aggregate market value of the voting stock of CMS Energy Corporation held by non-affiliates was $3,258,739,364 based on the closing sale price of $32-3/4 per share for the 94,968,080 common shares, $.01 par value
CMS Energy Common Stock and $18-3/4 per share for the 7,921,853 common shares, no par value Class G Common Stock, each outstanding on February 28, 1997.

CMS Energy held all 84,108,789 outstanding common shares, $10 par value, of Consumers Energy Company, and the aggregate market value of the voting preferred stock of Consumers held by non-affiliates was $141,288,486 based on the closing sale prices shown below.


Aggregate market value of Consumers' voting stock held by non-affiliates.

                Number Shares            Transaction
Type of Stock    Outstanding     Price/Share       Date      Market Value
                  (2/28/97)
Preferred:

  $4.16             68,451       $57              2/27/97   $   3,901,707
   4.50            373,148        58              2/28/97      21,642,584
   7.45            379,549        96              2/28/97      36,436,704
   7.68            207,565        97              2/26/97      20,133,805
   7.72            289,642        99              2/18/97      28,674,558
   7.76            308,072        99              2/28/97      30,499,128
                 ---------                                   ------------
Total            1,626,427                                   $141,288,486
                 =========                                   ============

Documents incorporated by reference:

The Registrants' proxy statements relating to the 1997 annual meetings of shareholders to be held May 27, 1997, are incorporated by reference in
Part III, except for the organization and compensation committee report and cumulative total return performance graph contained therein.

                           CMS ENERGY CORPORATION

                                     and

                          CONSUMERS ENERGY COMPANY

                         ANNUAL REPORTS ON FORM 10-K
                  TO THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE YEAR ENDED DECEMBER 31, 1996



This combined Form 10-K is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.


                              TABLE OF CONTENTS

                                                                         Page

PART I

Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . 28
Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 37
Item  4.  Submission of Matters to a Vote of Security Holders . . . . . . 40

PART II

Item  5.  Market for CMS Energy's and Consumers' Common Equity and
             Related Stockholder Matters. . . . . . . . . . . . . . . . . 41
Item  6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . 41
Item  7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . 41
Item  8.  Financial Statements and Supplementary Data . . . . . . . . . . 42
Item  9.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . . . . . . . . .140

PART III

Item 10.  Directors and Executive Officers of CMS Energy and Consumers. .140
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .140
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management . . . . . . . . . . . . . . . . . . . . . . . . .140
Item 13.  Certain Relationships and Related Transactions. . . . . . . . .140

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .140

                    (This page intentionally left blank)

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

bcf . . . . . . . . . . . . .  Billion cubic feet
Big Rock. . . . . . . . . . .  Big Rock Point nuclear power plant, owned by
                               Consumers
Board of Directors. . . . . .  Board of Directors of CMS Energy
Btu . . . . . . . . . . . . .  British thermal unit

Class G Common Stock. . . . .  One of two classes of common stock of
                               CMS Energy, no par value, which reflects the
                               separate performance of the Consumers Gas
                               Group
Clean Air Act . . . . . . . .  Federal Clean Air Act as amended on November
                               15, 1990
Cherokee. . . . . . . . . . .  Cherokee Gas Processing, a partnership of
                               CMS Gas Transmission and Heritage Gas
                               Services of Tulsa
CMS Electric and Gas. . . . .  CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Electric Marketing. . . .  CMS Electric Marketing Company, a subsidiary of Enterprises
CMS Energy. . . . . . . . . .  CMS Energy Corporation
CMS Energy Common Stock . . .  One of two classes of common stock of
                               CMS Energy, par value $.01 per share
CMS Gas Marketing . . . . . .  CMS Gas Marketing Company, a subsidiary of
                               Enterprises
CMS Gas Transmission. . . . .  CMS Gas Transmission and Storage Company, a
                               subsidiary of Enterprises
CMS Generation. . . . . . . .  CMS Generation Co., a subsidiary of
                               Enterprises
CMS Holdings. . . . . . . . .  CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland . . . . . . . . .  CMS Midland Inc., a subsidiary of Consumers
CMS MST . . . . . . . . . . .  CMS Marketing, Services and Trading Company,
                               a subsidiary of Enterprises
CMS NOMECO. . . . . . . . . .  CMS NOMECO Oil & Gas Co., a subsidiary of
                               Enterprises
Common Stock. . . . . . . . .  CMS Energy Common Stock and Class G Common
                               Stock
Consumers . . . . . . . . . .  Consumers Energy Company (formerly Consumers
                               Power Company), a subsidiary of CMS Energy
Consumers Gas Group . . . . .  The gas distribution, storage and transportation businesses currently
                               conducted by Consumers and Michigan Gas
                               Storage
Court of Appeals. . . . . . .  Michigan Court of Appeals
CTM . . . . . . . . . . . . .  Centrales Termicas Mendoza, an indirect subsidiary of CMS Generation

Detroit Edison. . . . . . . .  The Detroit Edison Company
DOE . . . . . . . . . . . . .  U.S. Department of Energy
Dow . . . . . . . . . . . . .  The Dow Chemical Company
DSM . . . . . . . . . . . . .  Demand-side management

EDEER S.A.. . . . . . . . . .  Empresa Distribuidora de Electricidad de
                               Entre Rios S. A., the electric distribution
                               utility in Entre Rios Province, Argentina
Energy Act. . . . . . . . . .  Energy Policy Act of 1992
Enterprises . . . . . . . . .  CMS Enterprises Company, a subsidiary of
                               CMS Energy

FASB. . . . . . . . . . . . .  Financial Accounting Standards Board
FERC. . . . . . . . . . . . .  Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . .  First Midland Limited Partnership

GCR . . . . . . . . . . . . .  Gas cost recovery
General Motors. . . . . . . .  General Motors Corporation
GTNs. . . . . . . . . . . . .  CMS Energy General Term Notes(Registered
                               Trademark), $250 million Series A, $125
                               million Series B and $150 million Series C
GVK . . . . . . . . . . . . .  GVK Industries, the developer of an independent power project in Jegurupadu,
                               Andhra Pradesh, India

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

ITC . . . . . . . . . . . . .  Investment tax credit

Karn Unit 4 . . . . . . . . .  D. E. Karn, Essexville, Michigan
kWh . . . . . . . . . . . . .  Kilowatt-hour

Ludington . . . . . . . . . .  Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf . . . . . . . . . . . . .  Thousand cubic feet
MCV Facility. . . . . . . . .  A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                               Partnership
MCV Partnership . . . . . . .  Midland Cogeneration Venture Limited
                               Partnership
MD&A. . . . . . . . . . . . .  Management's Discussion and Analysis
MichCon . . . . . . . . . . .  Michigan Consolidated Gas Company
Michigan Gas Storage. . . . .  Michigan Gas Storage Company, a subsidiary of Consumers
MHP . . . . . . . . . . . . .  Moss Bluff Hub Partners, L. P.
Mbbls . . . . . . . . . . . .  Thousand barrels
MMbbls. . . . . . . . . . . .  Million barrels
MMBtu . . . . . . . . . . . .  Million British thermal unit
MMcf. . . . . . . . . . . . .  Million cubic feet
MPSC. . . . . . . . . . . . .  Michigan Public Service Commission
MW. . . . . . . . . . . . . .  Megawatts

Natural Gas Act . . . . . . .  Federal Natural Gas Act
NEIL. . . . . . . . . . . . .  Nuclear Electric Insurance Ltd.
Nitrotec. . . . . . . . . . .  Nitrotech Corporation, a propriety gas technology company
NML . . . . . . . . . . . . .  Nuclear Mutual Ltd.
NOPR. . . . . . . . . . . . .  Notice of Proposed Rulemaking
North Michigan. . . . . . . .  North Michigan Land & Oil Corporation
NRC . . . . . . . . . . . . .  Nuclear Regulatory Commission

Order 888 and Order 889 . . .  FERC final rules issued on April 24, 1996
Outstanding Shares. . . . . .  Outstanding shares of Class G Common Stock

Palisades . . . . . . . . . .  Palisades nuclear power plant, owned by
                               Consumers
PCB . . . . . . . . . . . . .  Polychlorinated biphenyls
Pension Plan. . . . . . . . .  The trusteed, non-contributory, defined benefit pension plan of Consumers and
                               CMS Energy
PPA . . . . . . . . . . . . .  The Power Purchase Agreement between
                               Consumers and the MCV Partnership with a 35-
                               year term commencing in March 1990
ppm . . . . . . . . . . . . .  Parts per million
PSCR. . . . . . . . . . . . .  Power supply cost recovery
PUHCA . . . . . . . . . . . .  Public Utility Holding Company Act of 1935
PURPA . . . . . . . . . . . .  Public Utility Regulatory Policies Act of
                               1978

Qualifying Facility . . . . .  A facility that produces electricity or steam and electricity and meets the
                               ownership and technical requirements of
                               PURPA.

Rate Reduction Bonds. . . . .  A potential financing for Consumers which has the dual advantages of funding potential transition costs while simultaneously reducing customer rates

SEC . . . . . . . . . . . . .  Securities and Exchange Commission
SERP. . . . . . . . . . . . .  Supplemental Executive Retirement Plan
Settlement Agreement. . . . .  MPSC Order issued November 14, 1996 in MPSC
                               Case Nos. U-10685, U-10754 and U-10787
SFAS. . . . . . . . . . . . .  Statement of Financial Accounting Standards
Superfund . . . . . . . . . .  Comprehensive Environmental Response,
                               Compensation and Liability Act

Terra . . . . . . . . . . . .  Terra Energy Ltd., an oil and gas
                               exploration and production subsidiary of
                               CMS NOMECO
TGN . . . . . . . . . . . . .  Transportadora de Gas del Norte S. A., a
                               natural gas pipeline located in Argentina

Union . . . . . . . . . . . .  Utility Workers of America, AFL-CIO
Unsecured Revolving Credit
  Facility. . . . . . . . . .  $450 million unsecured revolving credit and letter of credit facility dated November 21,
                               1995
UST . . . . . . . . . . . . .  Underground storage tanks

Voluntary Employee
  Beneficiary Association . .  A legal entity, established under guidelines of the Internal Revenue Code, through which the company can provide certain benefits for its employees or retirees

Walter. . . . . . . . . . . .  Walter International, Inc., an oil and gas
                               exploration and production subsidiary of
                               CMS NOMECO

                                   PART I


                             ITEM 1.  BUSINESS.


GENERAL

CMS Energy

CMS Energy, incorporated in Michigan in 1987, is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving in all 68 counties of Michigan's Lower Peninsula, is the largest subsidiary of CMS Energy. Enterprises is engaged in several domestic and international energy-related businesses including: oil and gas exploration and production; acquisition, development and operation of independent power production facilities; energy marketing to utility, commercial and industrial customers, storage, transmission and processing of natural gas; and international energy distribution.
CMS Energy is exempt from registration under PUHCA, as described in Item
3. Legal Proceedings.

CMS Energy had consolidated operating revenue in 1996 of $4.3 billion which was derived 57 percent from its electric utility operations, 30 percent from its gas utility operations, 7 percent from gas transmission, storage and marketing, 3 percent from oil and gas exploration and production activities and 3 percent from independent power production and other non-utility activities. Consumers' consolidated operations in the electric and gas utility businesses account for the majority of CMS Energy's total assets, revenue and income. The unconsolidated share of non-utility electric generation and distribution and gas transmission and storage revenue for 1996 was $557 million.

Consumers

Consumers was incorporated in Michigan in 1968 and is the successor to a corporation which was organized in Maine in 1910 and which did business in Michigan from 1915 to 1968. Consumers was named Consumers Power Company from 1910 to the first quarter of 1997, when the name was changed to Consumers Energy Company to reflect its increasing focus on providing customers with total energy solutions.

Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers is a public utility serving gas or electricity to almost 6 million of Michigan's 9.5 million residents in all 68 counties in Michigan's Lower Peninsula. Consumers' service area includes automotive, metal, chemical, food and wood products industries and a diversified group of other industries.

Consumers had consolidated operating revenue in 1996 of $3.8 billion which was derived 65 percent from its electric business, 34 percent from its gas business and 1 percent from its non-utility business. Consumers' rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in CMS Energy and Consumers Regulation later in this Item.


BUSINESS SEGMENTS

CMS Energy and Consumers Financial Information

For information with respect to operating revenue, net operating income, assets and liabilities attributable to all of CMS Energy's business segments, see Item 8. Financial Statements and Supplementary Data -
CMS Energy's Consolidated Financial Statements and Notes to Consolidated Financial Statements.

For information with respect to the operating revenue, net operating income, assets and liabilities attributable only to Consumers' business segments, see Item 8. Financial Statements and Supplementary Data - Consumers' Consolidated Financial Statements and Notes to Consolidated Financial Statements.

CMS Energy and Consumers Principal Operations

CMS Energy conducts its principal operations through the following seven business segments: electric utility operations; gas utility operations; oil and gas exploration and production operations; independent power production; energy marketing, services and trading; natural gas storage, transmission and processing; and international energy distribution. Consumers conducts CMS Energy's domestic electric and gas utility operations.

Consumers Electric Utility Operations

Consumers generates, purchases, transmits and distributes electricity in 61 of the 68 counties in the Lower Peninsula of Michigan. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers had 1.6 million electric customers at December 31, 1996. Total electric sales in 1996 were a record 37.1 billion kWh, a 4.4 percent increase from the 1995 levels including a 1.7 percent increase in system sales to Consumers' ultimate customers. Electric operating revenue in 1996 was $2.4 billion, an increase of 7.4 percent from 1995. A peak demand of 7,167 MW was achieved in August 1996, exceeding the 1995 peak by 0.1 percent (or 9 MW). Peak demand has increased 10.2 percent from the peak achieved in 1994. Based on actual peaks, Consumers' reserve margin was 12.7 percent in 1996 and 3 percent in 1995. Based on weather-adjusted peaks, Consumers' reserve margin was 13.3 percent in 1996 and 3.5 percent in 1995.

Including Ludington, in which Consumers has a 51 percent ownership and capacity entitlement, Consumers owns and operates 28 electric generating plants with an aggregate net demonstrated capability of 6,256 MW, available under summer conditions in 1996. In 1996, Consumers purchased up to 1,648 MW of net capacity, which amounted to 34.3 percent of Consumers' total system requirements, from independent power producers and cogenerators, the most significant being the MCV Partnership. See Item 2. Properties - Consumers Electric Utility Properties.

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

Consumers' electric utility customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry; however, Consumers' electric operations are not dependent upon a single customer, or even a few customers, the loss of which would have a material adverse effect on its financial condition. Consumers' electric operations are seasonal to the extent the weather may have an effect on revenues. Peak demands for 1996 were 5,925 MW in the winter and 7,167 MW in the summer. For sales by customer class, see CMS Energy's and Consumers' Sales by Business Segment later in this Item.

MCV Issues: The MCV Partnership was formed in January 1987 by subsidiaries of Consumers and Dow to convert a portion of Consumers' abandoned Midland nuclear plant into a natural gas-fueled, combined-cycle cogeneration facility. The MCV Facility has been certified as a Qualifying Facility under PURPA. Consumers' current interests in the MCV Partnership and the MCV Facility are discussed more fully in Item 8. Financial Statements and Supplementary Data - Note 3 of Consumers' Notes to Consolidated Financial Statements.

Fuel: Consumers has five generating plants which use coal as a fuel source and which constitute 77 percent of its baseload capacity. These plants combined to produce a total of 16,928 million kWhs in 1996 requiring 7.5 million tons of coal. At December 31, 1996, Consumers had long-term contracts covering 60 to 70 percent of its coal requirements for 1997. Consumers' coal requirements not under long-term contract must be supplied through short-term agreements or spot purchases. Consumers' coal inventory as of December 31, 1996 amounted to approximately 38 days' supply.

Consumers owns and operates two nuclear power plants, Palisades, near
South Haven, Michigan, and Big Rock, near Charlevoix, Michigan.   In 1996,
the combined net generation of these plants was 5,653 million kWhs, which constitutes 25 percent of Consumers' baseload generation. Consumers currently has one contract for uranium concentrates sufficient to cover up to approximately 10 percent of its requirements. Consumers intends to purchase the balance of its 1997 concentrate and conversion requirements in the spot market. Consumers has contracts for nuclear fuel services, including enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The enrichment contract covers 70 percent of Consumers' requirements until the year 2000. The fabrication contract was renegotiated in 1995 for Palisades and remains in effect for the next six Palisades reloads with options to extend for an additional two reloads. The Big Rock fabrication contract remains in effect through the end of the operating license in the year 2000. These contracts are with major private industrial suppliers of nuclear fuel and related services and with the United States Government.

As shown below, Consumers generates electricity principally from coal and nuclear fuel.

Power Generated                                          Millions of kWhs
-----------------------------------------------------------------------
                            1996      1995      1994       1993      1992
-----------------------------------------------------------------------
Coal                      16,928    15,956    17,401     16,520    17,024

Nuclear                    5,653     5,353     4,904      3,938     5,093

Oil (a)                      364       318       322        238       206

Gas (a)                       74       238        91        110        12

Hydro                        473       420       481        489       490

Net pumped storage (b)      (419)     (373)     (414)      (394)     (393)
                          -------   -------   -------    -------   -------

Total net generation      23,073    21,912    22,785     20,901    22,432
=======================================================================

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

The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

Fuel Consumed                                       Cost per Million Btu
-----------------------------------------------------------------------
                            1996      1995      1994       1993      1992
-----------------------------------------------------------------------
Coal                       $1.50     $1.51     $1.57      $1.60     $1.62

Oil                         2.67      2.64      2.96       2.90      2.73

Gas (a)                     3.60      2.18      2.81       3.13      4.73

Nuclear                      .50       .49       .46        .40       .38

All Fuels (b)               1.27      1.27      1.34       1.39      1.33
=======================================================================

(a) Beginning in 1993, includes combustion turbines and Karn Unit 4.

(b) Weighted average fuel costs.

Under the Nuclear Waste Policy Act of 1982, the federal government is responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste beginning not later than 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and has given notice that it anticipates that it will be unable to accept spent nuclear fuel for storage by 1998. For a discussion of pending litigation and legislative action relating to the DOE's obligations in this regard, see Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data - Note 2 of Consumers' Notes to Consolidated Financial Statements. Big Rock has the capacity to accommodate normal spent fuel discharge through the end of its operating license in 2000. Consumers' on-site storage pool at Palisades is at capacity and Consumers is currently storing spent nuclear fuel in an on-site dry cask storage facility. For a discussion relating to the NRC approval of dry storage casks and Consumers' use of the casks, see Item 8. Financial Statements and Supplementary Data - Note 13 of Consumers' Notes to Consolidated Financial Statements.

Consumers Gas Utility Operations

Consumers purchases, transports, stores and distributes gas and renders gas service to 1.5 million customers and is authorized to serve in 54 of the 68 counties in Michigan's Lower Peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area. It owns gas transmission and distribution mains and other gas lines, compressor stations and facilities, storage rights, wells and gathering facilities in several
fields in Michigan.    See Item 2. Properties. Consumers and Michigan Gas
Storage store gas during the warmer months of the year for use in the colder months when demand is higher. Consumers' gas operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers would not have a material adverse effect on its financial condition.

Consumers' gas operations are seasonal to the extent that peak demand occurs in winter due to colder temperatures. Consumers' consolidated gas operating revenue was $1.3 billion in 1996, an increase of 7 percent from 1995. The all-time record 24 hour send-out of natural gas for Consumers on January 19, 1994 was 3.1 bcf. Consumers considers the peak-day transportation and distribution capacity of the system to be 3.6 bcf. Deliveries of gas sold by Consumers, and from other sellers over Consumers' pipeline and distribution network, to ultimate customers, including the MCV Partnership, totaled 448 bcf in 1996. See CMS Energy's and Consumers' Sales by Business Segment later in this Item.

Consumers Gas Supply:  In 1996, Consumers contracted to purchase
78 percent of its required gas supply. The contract supply included 38 percent from United States producers outside of Michigan, 22 percent from Canadian producers and 18 percent from Michigan producers. The remaining 22 percent of Consumers' 1996 gas supply requirements were met by purchases on the spot market.

Consumers' firm transportation agreements are with Trunkline Gas Company, Panhandle Eastern Pipeline Company, ANR Pipeline Company and Great Lakes Gas Transmission, L.P. These agreements are utilized by Consumers to transport its required gas supplies to market and to replenish its storage fields. In total, Consumers' firm transportation arrangements will carry almost 90 percent of Consumers' total gas supply requirements. Consumers' portfolio of firm transportation from pipelines is as follows:

                                  Volume (dekatherms/day)    Expiration
--------------------------------------------------------------------------
Trunkline Gas Company              41,400                    February   1997
                                  336,375                    October    2002

Panhandle Eastern Pipeline
 Company                           40,000                    March      2000
                                   25,000                    March      2000

ANR Pipeline Company               20,000                    October    1999
                                   40,000                    October    1999
                                   10,000                    December   2001
                                    6,000                    December   2002
                                   24,900                    October    2003
                                   58,765                    October    2003

Great Lakes Gas Transmission,
 L.P.                              84,000                    March      2004

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

CMS Energy Oil and Gas Exploration and Production

CMS NOMECO is an oil and natural gas producer with activities in Michigan and 12 other states, the Gulf of Mexico, Colombia, Congo, Ecuador, Equatorial Guinea, Tunisia, Venezuela and Yemen. In 1996, it produced 4.8 MMbbls of oil, condensate and plant products and 29.4 bcf of gas, compared to 4.5 MMbbls and 26.3 bcf in 1995.

During 1996, CMS NOMECO participated with a working interest in drilling wells as follows:

                                         Number of
                  Number of Wells    Successful Wells       Success Ratio
Type of Well     Gross        Net    Gross        Net      Gross       Net
------------------------------------------------------------------------
Exploratory          9       2.11        -          -         0%        0%

Development         28       7.64       25       6.89        89%       90%
                     ------------       -------------
Total               37       9.75       25       6.89        68%       71%
========================================================================

The previous table does not include CMS NOMECO's participation in Devonian Shale gas wells in Michigan and Indiana, where CMS NOMECO drilled 297 wells (46.88 net) during 1996 with a 99 percent success rate.

CMS NOMECO has a 14 percent working interest in a consortium which is conducting oil development and production operations in Block 16 and the adjoining Tivacuno Block of the Oriente Basin of Ecuador. Production commenced from these Blocks in 1994. At the end of 1996, the six fields were producing at a pipeline-constrained rate of 32,900 barrels per day compared to total production capacity of 44,000 barrels per day. During the course of 1996, the consortium and the Ecuadorian Ministry of Energy and Mines negotiated a conversion of the Risk Service Contract (under which the parties were operating) into a Production Sharing Agreement.

For additional information, see Item 2. Properties - CMS Energy Oil and Gas Exploration and Production Properties and Item 7. CMS Energy
Management's Discussion and Analysis - Oil and Gas Exploration and
Production.

CMS Energy Independent Power Production

CMS Generation was formed in 1986 and invests in, develops, converts, constructs and operates non-utility power generation projects both domestically and internationally. As of January 1997, CMS Generation had ownership interests in 2,878 MW (gross) capacity in 30 operating power projects throughout the United States and in Argentina, India, Jamaica, and the Philippines. These plants are powered by natural gas, wood, coal, oil, water, scrap tires, naptha and wind. For additional information, see
Item 2. Properties - CMS Energy Other Properties and Item 7. CMS Energy Management's Discussion and Analysis - Independent Power Production.

CMS Energy Natural Gas Transmission, Storage and Processing

CMS Gas Transmission, which commenced operations in 1989, owns, develops and manages domestic and international natural gas transmission, processing and storage projects. For additional information, see Item 7. CMS Energy Management's Discussion and Analysis - Natural Gas
Transmission, Storage and Marketing.

CMS Energy International Energy Distribution

CMS Electric and Gas was formed in 1996 to invest in, manage, and operate international natural gas and electric distribution systems. In 1996, a seven-company consortium in which CMS Electric and Gas holds a 40 percent interest acquired 90 percent of the outstanding shares of EDEER S.A. For additional information, see Item 7. CMS Energy Management's Discussion and Analysis - International Energy Distribution.

CMS Energy Marketing, Services and Trading

In 1996, CMS MST was formed to provide gas, oil, coal and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and internationally. The creation of CMS MST is part of a restructuring of CMS Energy's energy marketing business which included the merging of CMS Gas Marketing into CMS MST and the transfer of CMS Electric Marketing's assets to CMS MST.

CMS ENERGY'S AND CONSUMERS' CONSOLIDATED REVENUE BY BUSINESS SEGMENT

                                                           In Millions
--------------------------------------------------------------------
Years Ended December 31                    1996       1995        1994
--------------------------------------------------------------------

Electric Operations
  Residential                           $   878    $   809     $   756
  Commercial                                739        675         646
  Industrial                                704        687         672
  Other system sales                         80         78          80
  Intersystem sales                          45         28          35
                                         -----------------------------
Total Electric Operations                 2,446      2,277       2,189
                                         -----------------------------

Gas Operations
  Residential                               869        821         791
  Commercial                                254        239         230
  Industrial                                 62         59          57
  Other                                      39         26          19
  Transportation                             58         50          54
                                         -----------------------------
Total Gas Operations                      1,282      1,195       1,151
                                         -----------------------------

Other Consumers Operations                   42         39          16
                                         -----------------------------

Total Consumers Revenue                   3,770      3,511       3,356
                                         -----------------------------

Oil and Gas Exploration and
  Production Operations                     130        108          78
                                         -----------------------------

Independent Power Production (a)            140         96          46
                                         -----------------------------
Gas Transmission and Marketing
  Operations (b)
  Marketing                                 258        171         129
  Transmission                               62         25          16
                                         -----------------------------
Total Gas Transmission and
  Marketing Operations                      320        196         145
                                         -----------------------------
Other CMS Energy Operations (c)              15         18           5
                                         -----------------------------
Reclassification adjustment (d)             (42)       (39)        (16)
                                         -----------------------------
Total CMS Energy Revenue                 $4,333     $3,890      $3,614
====================================================================

(a) Does not include CMS Energy's share of unconsolidated independent power production revenue of $493 million in 1996, $497 million in 1995, and $385 million in 1994.

(b) Does not include CMS Energy's share of unconsolidated natural gas transmission, storage and marketing revenue of $42 million in 1996, $26 million in 1995, and $7 million in 1994.

(c) Does not include CMS Energy's share of unconsolidated international energy distribution revenue of $22 million in 1996.

(d) Represents the reclassification of Other Consumers Operations to
CMS Energy segments including the consolidated interest in the MCV to Independent Power Production of $40 million for 1996, $36 million for 1995 and $15 million for 1994, and the remainder to Other CMS Energy
Operations.


CMS ENERGY'S AND CONSUMERS' SALES BY BUSINESS SEGMENT

Consumers Electric and Gas Sales

Years Ended December 31                    1996       1995        1994
--------------------------------------------------------------------

Electric Sales (millions of kWh)
  Residential                            10,921     10,712      10,222
  Commercial                              9,978      9,649       9,174
  Industrial                             12,897     12,688      12,321
  Other system sales                      1,182      1,351       1,285
  Intersystem sales                       2,073      1,106       1,460
                                          ----------------------------
Total Electric Sales                     37,051     35,506      34,462
====================================================================

Gas Sales and Deliveries (bcf)
  Residential                               190        180         171
  Commercial                                 61         58          55
  Industrial                                 16         15          14
  Transportation                            181        151         169
                                           ---------------------------
Total Gas Sales and Deliveries              448        404         409
====================================================================

CMS Energy Other Sales

Years Ended December 31                    1996       1995        1994
--------------------------------------------------------------------

Oil and Gas Exploration and Production
  Sales (net equiv. MMbbls)                 9.7        8.9         5.6
====================================================================

Independent Power Production Sales
  (millions of kWh)                       7,823      7,422       6,216
====================================================================

Gas Marketed for End-users (bcf)            108        101          66
====================================================================

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

Michigan Public Service Commission

Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, services, certain facilities and various other matters. The MPSC also has or will have rate jurisdiction over several limited part-nerships in which CMS Gas Transmission has ownership interests. These partnerships own or will own and operate intrastate gas transmission pipelines.

The Attorney General, ABATE, and the MPSC staff typically intervene in MPSC proceedings concerning Consumers. Unless otherwise noted herein, these parties have intervened in such proceedings. For many years, almost every significant MPSC order affecting Consumers has been appealed. Appeals from such MPSC orders are pending in the Michigan Court of Appeals and the Michigan Supreme Court. Consumers is vigorously pursuing these matters. Under Michigan civil procedure, parties may file a claim of appeal with the Michigan Court of Appeals which serves as a notice of appeal. The grounds on which the appeal is being made are not finally set forth until a later date when the parties file their briefs.

MPSC Regulatory Changes: In January 1996, the Governor of the State of Michigan requested that the MPSC review the existing statutory and regulatory framework governing Michigan utilities in light of increasing competition in the utility industry. In response, the MPSC Staff issued the "Staff Report on Electric Industry Restructuring" in December 1996. The report recommends a phased-in program of direct access by customers to electricity suppliers, with a rate freeze for temporarily captive customers, choice of suppliers, transition cost recovery, and new bond legislation to securitize transition costs. Consumers and various parties filed comments on the Staff's report in January 1997. In March 1997, Consumers and Detroit Edison filed their responses to a February 1997 MPSC order asking the utilities to provide additional information concerning certain elements of the plan. At this time, no new legislation has been introduced. For additional information concerning the MPSC staff report and Consumers' filings, see Item 7. Consumers Management's Discussion and Analysis - Forward-Looking Information - Electric Outlook.

In late 1996, the MPSC requested Consumers and other local gas distribution companies regulated by the MPSC to develop pilot programs that would allow customers to purchase gas from other suppliers and have the gas transported through local pipelines. Consumers subsequently received MPSC approval to initiate a two-year experimental gas transportation program, Choice Energy, in Bay County, Michigan. For additional information concerning the MPSC order, see Item 8. Financial Statements and Supplementary Data - Note 4 to Consumers' Notes to Consolidated Financial Statements.

Retail Wheeling Proceedings: In April 1994, the MPSC issued an opinion and interim order which approved the framework for a five-year experimental retail open access program for "wheeling" of electric power purchased by customers from other suppliers over the transmission systems of Consumers and Detroit Edison, and remanded the case to the ALJ to determine appropriate rates and charges. The MPSC stated that the purpose of the experiment is to gather and evaluate information regarding whether retail wheeling is in the public interest and should occur on a permanent basis. The experimental program will commence with each utility's next solicitation of additional supply side resources. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. In September 1995, the MPSC denied Consumers' and ABATE's petitions for rehearing of this order. Consumers, ABATE and Dow have filed claims of appeal of the MPSC's order with the Court of Appeals, joining Detroit Edison and the Attorney General who had previously appealed. The Court of Appeals subsequently consolidated the appellate cases of these parties. This matter is still pending.

Rate Proceedings: In September 1995, Consumers and the MPSC staff reached a proposed settlement agreement that addressed several outstanding regulatory issues before the MPSC in three separate proceedings, (i) a request for approval of a competitive tariff for certain industrial customers, (ii) a general electric rate case increase request and a request for approval of cost recovery of the remaining 325 MW of contract capacity from the MCV Facility and (iii) approval of certain revised depreciation and accounting practices. In November 1996, the MPSC issued a final order in the Settlement Agreement which combined the separate requests. For additional information concerning Settlement Agreement, see
Item 8. Financial Statements and Supplementary Data - Notes 3 and 4 of Consumers' Notes to Consolidated Financial Statements.

Intrastate Gas Supplier Contract Pricing Dispute: In October 1995, the MPSC issued an opinion and order in a proceeding that had been initiated by Consumers regarding a gas contract pricing dispute under three gas supply contracts. The MPSC found that the pricing mechanism at issue, that operates within definite ceiling and floor prices, is a definite pricing provision within the meaning of the state statutes and was properly implemented by Consumers to reduce gas prices without the prior approval of the MPSC. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals, where the case awaits scheduling of oral arguments.

Prior to the issuance of the MPSC's order, the intrastate gas producers involved in this MPSC proceeding filed a complaint against Consumers in Kent County Circuit Court alleging breach of contract. On Consumers' motion, the court dismissed the lawsuit. The gas suppliers subsequently filed a petition for rehearing with the court where the matter is still pending.

MPSC Case No U-10029 - Intrastate Gas Supply: In February 1993, the MPSC issued an order granting Consumers' request to lower the price to be paid to one of its intrastate gas suppliers, North Michigan, who then filed an appeal with the Court of Appeals. In June 1995, the Court of Appeals affirmed the MPSC's decision and North Michigan's motion for reconsideration was denied in August 1995. North Michigan filed an application with the Michigan Supreme Court for leave to appeal the Court of Appeals' order, which the Michigan Supreme Court subsequently denied. North Michigan filed a petition for a writ of certiorari with the U.S. Supreme Court to review the Michigan Supreme Court's decision. In December 1996, the U.S. Supreme Court denied this petition. This proceeding is now closed.

Collateral suits claiming relief based on a theory of breach of contract, among other things, were filed by the producers in the Grand Traverse County Circuit Court and in the Clinton County Circuit Court, which was subsequently transferred to Jackson County Circuit Court. The dismissals of the Grand Traverse County Circuit Court suit and the Jackson County Circuit Court suit were appealed by the producers to the Court of Appeals, which affirmed the dismissals in an opinion issued in January 1997. The producers have filed a motion, which is still pending, for rehearing in the Court of Appeals.

Federal Energy Regulatory Commission

FERC has limited jurisdiction over 26 independent power projects in which CMS Generation has an ownership interest which are Qualifying Facilities under PURPA. FERC also has more comprehensive jurisdiction over Michigan Gas Storage as a natural gas company within the meaning of the Natural Gas Act. The FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to service provided and rates charged by Michigan Gas Storage. Under certain circumstances, the FERC also has the power to modify gas tariffs of interstate pipeline companies. Some of Consumers' gas business is also subject to regulation by the FERC including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

Certain aspects of Consumers' electric operations are also subject to regulation by the FERC, including compliance with the FERC's accounting rules and other regulations applicable to "public utilities" and "licensees", the transmission of electric energy in interstate commerce and the rates and charges for the sale of electric energy at wholesale, the consummation of certain mergers, the sale of certain facilities, the construction, operation and maintenance of hydroelectric projects and the issuance of securities, as provided by the Federal Power Act.

FERC Regulatory Changes: In April 1996, FERC issued Orders 888 and 889, which require utilities to file conforming open access tariffs and functionally unbundle transmission and wholesale sales activities. Consumers made compliance filings in July and December 1996, which are still pending FERC resolution. Consumers' open access tariff proceeding filed in 1992 still awaits FERC decision. Orders 888 and 889 are more fully discussed in Item 7. Consumers Management's Discussion and Analysis
- Forward-Looking Information - Electric Outlook.

Nuclear Regulatory Commission

Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction and operation of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. These and other matters concerning Consumers' nuclear plants are more fully discussed in
Item 8. Financial Statements and Supplementary Data - Notes 2 and 13 to Consumers' Consolidated Financial Statements.


CMS ENERGY AND CONSUMERS INSURANCE

Consumers maintains $500 million of primary property damage insurance from NML at each of its operating nuclear plants, Big Rock and Palisades, covering all risks of physical loss, subject to certain exclusions and deductibles. Consumers is also insured by NEIL and obtains excess property damage insurance in the amount of $2 billion for Palisades.
These nuclear property insurance policies cover decontamination, debris removal and direct property loss. The NEIL excess property damage policies for Palisades would also cover much of the cost arising from an accidental premature decommissioning which was not already funded and part of the remaining book value of the plant. For any loss over $100 million, stabilization and decontamination expenses must be satisfied before other claims proceeds are received from the insurers. Under all these policies, Consumers retains the risk of loss to the extent the loss is within the policy deductibles ($1 million for Palisades and $250,000 for Big Rock) or policy exclusions or if the loss exceeds the combined property damage policy limits ($2.5 billion for Palisades and $500 million for Big Rock) at either location. Because NML and NEIL are mutual insurance companies, Consumers would be subject to assessments under the NML and NEIL excess property damage policies which could total $20.7 million in any one policy year in the event of covered losses at its own or any other member's nuclear facility. Consumers has also procured NEIL I coverage which would partially cover the cost of replacement power during certain prolonged accidental outages of the Big Rock or Palisades units. Such costs would not be covered by the insurance during the first 21 weeks of any outage, but the major portion of such costs would be covered during the next 12 months of the outage, followed by a reduced level of coverage for a period up to two additional years. Consumers would be subject to a maximum assessment under the replacement power insurance of $2.2 million in any one policy year in the event of covered losses at its own or any other member's nuclear facility or facilities.

Consumers maintains nuclear liability insurance and other forms of financial protection (including an agreement of government indemnity under the Price-Anderson Act, applicable to the Big Rock) for injuries and off-site property damage due to the nuclear hazard at such facilities. Such insurance and financial protection covers Consumers up to the aggregate limits of liability established by the Price-Anderson Act, which are presently $544 million for Big Rock and approximately $8.9 billion for Palisades. Part of such financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of a nuclear incident at any of such facilities. Consumers would be subject to a maximum assessment of $79 million per occurrence in the event of a nuclear incident at certain nuclear facilities, limited to a maximum installment payment of $10 million per occurrence in any year. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury caused by a nuclear hazard to workers who began their nuclear related employment after January 1, 1988. The policies contain a $200 million nuclear industry aggregate limit and could subject Consumers to a maximum assessment of up to $6.3 million in the event of claims thereunder.

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

CMS Energy's and Consumers' non-nuclear public liability insurance policies provide a $125 million policy limit, with a $500,000 deductible. Other policies include $125 million of excess workers' compensation insurance, subject to the $500,000 deductible; $125 million of fiduciary and employee benefit liability insurance, subject to the $500,000 deductible; $10 million of crime insurance coverage subject to a $100,000 deductible; $50 million (offshore) and $20 million (onshore) of oil and gas well blow-out insurance subject to a $250,000 deductible; and a maximum of $225 million of aircraft insurance. Certain CMS Energy non-utility operations and projects maintain special insurance with lower deductibles.

CMS Energy and Consumers are not insured with regard to certain risks, most notably for damage to its underground gas and electrical equipment, because it believes that these properties are not subject to large loss risks. Consumers has also not obtained insurance for flood and earthquake property damage at its nuclear plants because it believes that the protective systems built into these plants and the low probability of an event of this type at the locations of these plants makes such insurance unnecessary. In addition, Consumers' current insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants. See CMS Energy and Consumers Environmental Compliance below.

Insurance policy terms, limits and conditions are subject to change during the year as policies are renewed; however, CMS Energy and Consumers believe that they and their subsidiaries are adequately insured for the various risk exposures incidental to their respective businesses.


CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy and Consumers and their subsidiaries are subject to regulation with regard to environmental quality, including air and water quality, waste management, zoning and other matters, by various federal, state and local authorities. Management believes that the responsible administration of its energy resources includes reasonable programs for the protection and enhancement of the environment. For additional information concerning environmental matters, see Item 8. Financial Statements and Supplementary Data - Note 12 of Consumers' Notes to Consolidated Financial Statements.

Consumers has installed modern stack emission controls and monitoring systems at its electric generating plants and converted electric gener-ating units to burn cleaner fuels. It has worked with others to use bottom ash as final cover for ash disposal areas in place of topsoil and flyash as a filler for asphalt in road shoulders. It has also worked with local, state and national organizations on waste minimization and pollution prevention initiatives and enhanced certain of Consumers' lands for the benefit of wildlife, as well as provided recreational access to its lands. Finally, it has worked with universities and other institutions on projects to protect and, in some instances, propagate threatened or endangered species, and made financial contributions to a variety of environmental enhancement projects. Capital expenditures by Consumers for environmental protection additions were $34 million in 1996 and are estimated to be $21 million in 1997.

Air use permits are required under federal and state law for certain of Consumers' and CMS Generation's affiliates' sources of air emissions. These laws require that certain affected facilities control their sources' air emissions. Permits for Consumers' affected steam electric generating facilities and other affected sources of air emissions have been issued by the Michigan Air Pollution Control Commission, and more recently, the Department of Environmental Quality, pursuant to a delegation of authority from the Environmental Protection Agency under the Clean Air Act and Michigan Air Pollution Act, as amended. Consumers believes that it is in substantial compliance with all air use permits.

Consumers has engaged in an aggressive testing and removal program for USTs. Since 1985, Consumers and its subsidiaries have reduced the number of regulated UST systems from 256 to 31. At 116 of the sites from which UST systems were removed, there had been hydrocarbon releases, either from tank system leaks or from spillage on the surface during transfer of contents to or from the tanks. Consumers' response activities have resulted in Department of Natural Resources/Department of Environmental Quality concurrence in closure of 100 of those releases. The remaining releases are at various stages of cleanup completion. The Michigan Underground Storage Tank Financial Assurance Act provided a fund to help pay for the cost of response activities associated with leaking USTs. Through December 1996, Consumers was reimbursed $4.7 million by this state fund. This fund was eliminated in 1996, and no future reimbursements will be available.

Like most electric utilities, Consumers has PCB in some of its electrical equipment. Although it has been unlawful to manufacture or sell PCB or PCB contaminated equipment since the 1970's, its continued use in preexisting electrical equipment is lawful. Consumers has engaged in a number of programs to reduce the risk of exposure to the environment from possible PCB spills. These included such actions as a contingency program of removing PCB capacitors outside of substations and replacing them with non-PCB capacitors, draining large transformers and refilling them with non-PCB mineral oil, removing PCB equipment which was found to pose a risk to food supplies or animal feed, and other such programs. Consumers still has a limited number of PCB capacitors in substations. It has approximately 460,000 untested distribution transformers. By regulation, unless the PCB level is known, transformers are presumed to be PCB-contaminated. There may also be PCB in certain other types of equipment. Based upon results of sampling in 1981, it is thought that about 1 percent of the pole-top transformers had over 500 ppm of PCB, and about 12 percent had from 50 to 500 ppm. Those percentages should decline over time with the retirement of older equipment and its replacement with non-PCB equipment. From time to time there are accidental releases from such equipment. Consumers typically spends less than $1 million per year for all cleanup and disposal of debris and equipment from PCB releases.

National Pollutant Discharge Elimination System and ground water discharge permits authorize the discharge of certain waste waters from Consumers' facilities and pipeline construction projects pursuant to state water quality standards and federal effluent limitation guidelines. Authorizations for discharges from all of Consumers' major operating steam electric generating facilities and for certain discharges from Consumers' other facilities, including hydroelectric projects and pipeline construction projects, have been issued by the State of Michigan pursuant to a delegation of authority from the Environmental Protection Agency under the Federal Water Pollution Control Act of 1972, as amended. Consumers believes that it is in substantial compliance with National Pollutant Discharge Elimination System and groundwater discharge/exemption permits.


CMS ENERGY AND CONSUMERS COMPETITION

Electric Competition

The electric utility operations of Consumers are regulated at the wholesale and retail level. The wholesale utility operations of Consumers are regulated by the FERC while the retail utility operations are regulated by the MPSC. Competitors in the electric utility operations of Consumers must also be similarly regulated or specifically exempted from such regulation. CMS Energy's non-utility electric generation businesses are exempt from most state and many federal regulations regarding electric generation and compete in the non-utility power market with other non-utility energy companies that have similar exemptions. The electric utility industry has experienced retail load competition in recent years from cogeneration and self-generation, the possible formation of municipal utilities, and competition from other utilities offering flexible rate arrangements, as discussed below. The electric utility industry is now also experiencing increased competition in the wholesale power markets. The factors driving this trend include the enactment of PURPA, the enactment of the Energy Act and increased transmission access. These initiatives provide both opportunities for Consumers in competing for new customers and potential risks because of alternative energy supplies available to existing customers. CMS Energy is similarly faced with expanded opportunities and competition for customers in the non-utility electric generation market.

PURPA created a special class of independent power producers that, providing the requirements of Qualifying Facility status are met, are entitled by statute to have their production purchased by a utility.
Under PURPA, Qualifying Facilities are generally exempt from federal and state rate regulation. Consumers last signed a PURPA contract in 1993. Similar to PURPA, the Energy Act was designed, among other things, to foster competition in the wholesale electric market by facilitating the ownership and operation of generating facilities by "exempt wholesale generators" (which may include independent power producers as well as affiliates of electric utilities), by excluding them from regulation under PUHCA and by authorizing the FERC under certain conditions to order utilities that own transmission facilities to provide wholesale transmission services to or for other utilities and other entities generating electric energy for sale or resale. One effect of the reduced regulation has been to encourage investment in wholesale power production facilities that will compete with utilities to provide generation to meet future system demand and provide competition for CMS Energy in the domestic and foreign non-utility electric generation markets.

Some of Consumers' larger industrial customers have explored the possibility of constructing and operating their own on-site generating facilities. Consumers has worked with these customers to develop rate and service alternatives that are competitive with self-generation options.
In an effort to meet the challenge of competition, Consumers has signed sales contracts with some of its largest industrial customers, including its largest customer, General Motors.

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

Consumers has on file with the FERC an open-access transmission tariff as discussed above in CMS Energy and Consumers Regulation. During 1996 Consumers filed wholesale power sales agreements with FERC to supply power to six municipal and two cooperative electric utilities which had pre-existing contracts with Consumers. The new contracts are for a five-year term beginning January 1997. The rates are unbundled to reflect the cost of power and transmission and to reflect open access. Other similar open-access transmission tariffs have been made effective by the FERC for several large utility companies or systems and more open-access transmission tariffs are anticipated. These developments produce increased marketing opportunities for utility systems such as Consumers' and expose Consumers' system to loss of wholesale load or reduced revenues due to possible displacement of Consumers' wholesale transactions by alternative suppliers with access to Consumers' primary areas of service. Because wholesale transactions by Consumers generated less than 2 percent of Consumers' 1996 revenue from electric operations, Consumers does not believe that this potential loss is significant.

For additional information concerning electric competition, see Item 7. Consumers Management's discussion and Analysis - Forward-Looking
Information - Electric Outlook.

Gas Competition

Competition has existed for several years for Consumers' gas operations and comes primarily from alternate energy sources such as electricity and alternate fuel sources. In the industrial market segment, customers have traditionally used alternate fuels such as coal, oil and propane. In the residential market segment, some customers use propane, fuel oil or electricity for space heating and water heating; in Consumers' gas territory, natural gas maintains 96.9 percent market share for residential space heating and 88 percent for residential water heating. The Natural Gas Policy Act of 1978 resulted in the deregulation of wellhead gas prices, substituting supply and demand effects of the marketplace for regulation. This effectively eliminated artificially-induced curtailments of gas supply experienced earlier in the decade. Gas competition among various wellhead suppliers subsequently increased. Order 636 effectively unbundled the transportation of natural gas from the sale of natural gas by interstate pipelines thereby requiring pipelines to become common carriers. Consequently, pipelines must compete for shippers in search of low priced capacity. Consumers offers unbundled services (transportation and storage) to its larger end-use customers who choose to acquire gas supplies from alternate sources. Since Consumers' earnings from its gas operations are not dependent on gas purchased and resold to its customer base, Consumers has not suffered any negative earnings impact as a result of such competition, nor does it believe that any such impact is likely in the future.

CMS Energy's non-regulated gas subsidiaries face significant competition from other gas pipeline companies, gas producers, gas storage companies, and brokers/marketers.

For additional information concerning gas competition, see Item 7. Consumers Management's discussion and Analysis - Forward-Looking
Information - Gas Outlook.


EMPLOYEES

CMS Energy

As of February 28, 1997, CMS Energy and its subsidiaries had 9,663 full-time equivalent employees of which 9,541 are full-time employees; the rest equate to 122 full-time equivalent employees associated with the part-time work force.

Consumers

As of February 28, 1997, Consumers and its subsidiaries had 8,873 full-time equivalent employees of which 8,758 are full-time employees; the rest equate to 115 full-time equivalent employees associated with the part-time work force. Included in the total are 3,953 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. A collective bargaining agreement was negotiated between Consumers and the Union which became effective as of June 1, 1995 and, by its terms, will continue in full force and effect until June 1, 2000.

CMS ENERGY AND CONSUMERS EXECUTIVE OFFICERS
As of February 28, 1997


Name                        Age        Position                    Period
--------------------------------------------------------------------------

William T. McCormick, Jr.    52   Chairman of the Board and
                                   Chief Executive Officer
                                   of CMS Energy                1987-Present
                                  Chairman of the Board of
                                   Consumers                    1992-Present
                                  Chairman of the Board of
                                   Enterprises                  1995-Present
                                  Chairman of the Board and
                                   Chief Executive Officer
                                   of Enterprises               1988-1995
                                  Chairman of the Board and
                                   Chief Executive Officer
                                   of Consumers                 1985-1992

Victor J. Fryling            49   President and Chief
                                   Operating Officer
                                   of CMS Energy                1996-Present
                                  Vice Chairman of the Board
                                   of Consumers                 1992-Present
                                  President and Chief
                                   Executive Officer
                                   of Enterprises               1995-Present
                                  President of CMS Energy       1992-1995
                                  President of Enterprises      1993-1995
                                  President and Chief
                                   Financial Officer
                                   of Enterprises               1992-1993
                                  Executive Vice President
                                   and Chief Financial
                                   Officer of CMS Energy
                                   and Consumers                1988-1992

Michael G. Morris            50   Executive Vice President
                                   of CMS Energy                1996-Present
                                  President and Chief
                                   Executive Officer
                                   of Consumers                 1994-Present
                                  Executive Vice President
                                   and Chief Operating
                                   Officer of Consumers         1992-1994
                                  Executive Vice President
                                   of Consumers                 1988-1992

Alan M. Wright               51   Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer of
                                   CMS Energy                   1994-Present
                                  Senior Vice President and
                                   Chief Financial Officer
                                   of Consumers                 1993-Present
                                  Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer of
                                   Enterprises                  1994-Present
                                  Senior Vice President
                                   and Chief Financial
                                   Officer of CMS Energy        1992-1994
                                  Senior Vice President
                                   and Chief Financial
                                   Officer of Enterprises       1993-1994
                                  Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer of Consumers   1992-1993
                                  Vice President and
                                   Treasurer of Consumers       1991-1992

Rodger A. Kershner          48    Senior Vice President and
                                   General Counsel
                                   of CMS Energy                1996-Present
                                  Senior Vice President and
                                   General Counsel of
                                   Enterprises                  1996-Present
                                  Vice President and
                                   General Counsel
                                   of Enterprises               1989-1996
                                  Deputy General Counsel
                                   and Assistant Secretary
                                   of CMS Energy                1994-1995
                                  Assistant General Counsel
                                   and Assistant
                                   Secretary of CMS Energy      1989-1994

John W. Clark                52   Senior Vice President
                                   of CMS Energy                1987-Present
                                  Senior Vice President
                                   of Consumers                 1985-Present

James W. Cook               56    Senior Vice President
                                   of CMS Energy                1995-Present
                                  Senior Vice President
                                   of Enterprises               1994-Present
                                  Executive Vice President
                                   of Enterprises               1989-1994
                                  President and Chief
                                   Executive Officer
                                   of CMS Generation            1989-1995

Preston D. Hopper            46   Senior Vice President,
                                   Controller and Chief
                                   Accounting Officer
                                   of CMS Energy                1996-Present
                                  Vice President, Controller
                                   and Chief Accounting
                                   Officer of CMS Energy        1992-1996
                                  Senior Vice President
                                   and Chief Accounting
                                   Officer of Enterprises       1997-Present
                                  Senior Vice President and
                                   Controller of
                                   Enterprises                  1996-1997
                                  Vice President and
                                   Controller of Enterprises    1992-1996
                                  Vice President and
                                   Controller of CMS Energy     1991-1992

Rodney E. Boulanger         56    Senior Vice President
                                   of Enterprises               1996-Present
                                  President and Chief
                                   Executive Officer of
                                    CMS Generation              1995-Present

William J. Haener           55    President and Chief
                                   Executive Officer of
                                   CMS Gas Transmission         1994-Present

Gordon L. Wright            54    President and Chief
                                   Executive Officer of
                                   CMS NOMECO                   1995-Present
                                  Executive Vice President
                                   and Chief Operating
                                   Officer of CMS NOMECO        1993-1995
                                  Vice President of
                                   Operations of CMS NOMECO     1981-1993

Paul A. Elbert               47   Executive Vice President
                                   and Chief Operating
                                   Officer - Gas of Consumers   1994-Present
                                  Senior Vice President
                                   of Consumers                 1991-1994

David W. Joos                43   Executive Vice President
                                   and Chief Operating
                                   Officer - Electric
                                   of Consumers                 1994-Present
                                  Senior Vice President
                                   of Consumers                 1994-1994
                                  Vice President of Consumers   1990-1994

David A. Mikelonis           48   Senior Vice President
                                   and General Counsel
                                   of Consumers                 1988-Present

Robert A. Fenech             49   Senior Vice President
                                   of Consumers                 1997-Present
                                  Vice President of Consumers   1994-1997

Dennis DaPra*                54   Vice President and
                                   Controller of Consumers      1991-Present


*Mr. DaPra is an executive officer of Consumers but not of CMS Energy. All other individuals are executive officers of both CMS Energy and Consumers.

The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of each of CMS Energy and Consumers (scheduled to be held May 27, 1997).

There are no family relationships among executive officers and directors of CMS Energy and Consumers.

                            ITEM 2.  PROPERTIES.


CHARACTER OF OWNERSHIP

The principal properties of CMS Energy, Consumers and their subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others. The statements under this item as to ownership of properties are made without regard to tax and assessment liens, judgments, easements, rights of way, contracts, reservations, exceptions, conditions, immaterial liens and encumbrances, and other outstanding rights. None of these outstanding rights impairs the usefulness of such properties.

Substantially all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture. Substantially all properties of the subsidiaries of CMS Generation that own interests in operating plants are subject to liens of creditors of the respective subsidiaries. Properties of certain Consumers, CMS Gas Transmission and CMS NOMECO subsidiaries are also subject to liens of creditors of the respective subsidiaries.


CONSUMERS ELECTRIC UTILITY PROPERTIES

Consumers' electric generating system consists of five fossil-fueled plants, two nuclear plants, one pumped storage hydroelectric facility, seven gas combustion turbine plants and 13 hydroelectric plants.


                                                                            1996 Summer Net            1996 Net
                                                                             Demonstrated             Generation
                                                  Size and Year               Capability              (Thousands
Name and Location (Michigan)                    Entering Service              (Kilowatts)              of kWhs)
Coal Generation
  J H Campbell - West Olive                   3 Units, 1962-1980               1,346,100(a)              8,168,527
  D E Karn - Essexville                       2 Units, 1959-1961                 515,000                 3,324,179
  B C Cobb - Muskegon                         2 Units, 1956-1957                 296,000                 1,931,212
  J R Whiting - Erie                          3 Units, 1952-1953                 310,000                 1,796,964
  J C Weadock - Essexville                    2 Units, 1955-1958                 310,000                 1,706,846
                                                                               ---------                ----------
Total coal generation                                                          2,777,100                16,927,728
                                                                               ---------                ----------
Oil/Gas Generation
  D E Karn - Essexville                       2 Units, 1975-1977               1,276,000                   428,567
                                                                               ---------                ----------
Ludington Pumped Storage                      6 Units, 1973                      954,700(b)               (418,371)(c)
                                                                               ---------                ----------
Nuclear Generation
  Palisades - South Haven                     1 Unit, 1971                       762,000                 5,290,683
  Big Rock Point - Charlevoix                 1 Unit, 1962                        67,000                   362,303
                                                                               ---------                ----------
Total nuclear generation                                                         829,000                 5,652,986
                                                                               ---------                ----------
Gas/Oil Combustion Turbine
 Generation                                   7 Plants, 1966-1971                345,000                     9,373
                                                                               ---------                ----------
Hydro Generation                              13 Plants, 1907-1949                73,800                   472,892
                                                                               ---------                ----------
Total owned generation                                                         6,255,600                23,073,175
                                                                                                        ==========
Purchased and Interchange Power Capacity                                       1,820,600(d)
                                                                               ---------
Total                                                                          8,076,200
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

/TABLE

Consumers' electric transmission and distribution lines owned and in service are shown in the following table.




                                                                               Structure   Sub-Surface
                                                                                (Miles)        (Miles)
Transmission

   345,000 volt                                                                  1,137               -
   138,000 volt                                                                  3,276               4
   120,000 volt                                                                     20               -
   46,000 volt                                                                   4,102               9
   23,000 volt                                                                      30               7
                                                                                ------           -----
Total transmission                                                               8,565              20

Distribution (2,400-24,900 volt)                                                52,071           5,722
                                                                                ------           -----
Total transmission and distribution                                             60,636           5,742
                                                                                ======           =====


Consumers owns substations having an aggregate transformer capacity of 38,016,960 kilovoltamperes.

CONSUMERS GAS UTILITY PROPERTIES

Consumers' gas distribution and transmission system consists of 22,309 miles of distribution mains and 1,041 miles of transmission lines throughout the Lower Peninsula of Michigan. Consumers owns and operates six compressor stations with a total of 133,060 installed horsepower.

Consumers' gas storage fields, listed below, have an aggregate storage capacity of 242.2 bcf.



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


Michigan Gas Storage owns and operates two compressor stations with a total of 46,600 installed horsepower. Its transmission system consists of 530 miles of pipelines within the Lower Peninsula of Michigan.

Michigan Gas Storage's gas storage fields, listed below, have an aggregate certified storage capacity of 109.5 bcf.


                                                                                            Total Certified
Field Name                              Location                                         Storage Capacity (bcf)
Winterfield                             Osceola and Clare Counties                                72.3
Cranberry Lake                          Clare and Missaukee Counties                              28.2
Riverside                               Missaukee County                                           9.0


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


CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES

Net oil and gas production by CMS NOMECO for the years 1994 through 1996 is shown in the following table.



                                                                             1996             1995             1994

Oil and condensate (Mbbls) (a)                                              4,597            4,267            2,025
Natural gas (MMcf) (a)                                                     29,371           26,348           20,546
Plant products (Mbbls) (a)                                                    240              226              193
Average daily production (b)
  Oil (Mbbls)                                                                16.7             16.1              7.1
  Gas (MMcf)                                                                 97.9             84.9             69.3

Reserves to annual production ratio
  Oil (MMbbls)                                                               14.6             14.9             26.1
  Gas (bcf)                                                                  11.0             10.8             11.3


(a) Revenue interest to CMS NOMECO
(b) CMS NOMECO working interest (includes CMS NOMECO's share of royalties)


The following table shows CMS NOMECO's estimated proved reserves of oil and gas for the years 1994 through 1996.


                                                 Total Worldwide          United States            International
                                                  Oil       Gas            Oil        Gas            Oil        Gas
                                               (MMbbls)    (bcf)        (MMbbls)     (bcf)        (MMbbls)     (bcf)
Proved Developed and
Undeveloped Reserves

December 31, 1993                                34.7      201.8            3.4     194.6           31.3        7.2
  Revisions and other changes                    (1.3)      (9.7)          (0.3)     (9.4)          (1.0)      (0.3)
  Extensions and discoveries                      0.4       50.2            0.4      50.2              -          -
  Acquisitions of reserves                       20.2        9.4              -       9.4           20.2          -
  Production                                     (2.1)     (20.5)          (0.8)    (20.3)          (1.3)      (0.2)
                                                 ----      -----           ----     -----           ----       ----
December 31, 1994                                51.9      231.2            2.7     224.5           49.2        6.7
  Revisions and other changes                    (4.1)     (23.8)          (0.1)    (22.9)          (4.0)      (0.9)
  Extensions and discoveries                        -       13.3              -       2.6              -       10.7
  Acquisitions of reserves                       20.0       96.2              -      96.2           20.0          -
  Sales of reserves                              (2.4)      (6.7)             -      (1.0)          (2.4)      (5.7)
  Production                                     (4.3)     (26.3)          (0.7)    (26.2)          (3.6)      (0.1)
                                                 ----      -----           ----     -----           ----       ----
December 31, 1995                                61.1      283.9            1.9     273.2           59.2       10.7
  Revisions and other changes                     4.7        6.8            1.2         -            3.5        6.8
  Extensions and discoveries                      4.9       64.6              -      32.6            4.9       32.0
  Acquisitions of reserves                        0.2        1.0              -       1.0            0.2          -
  Sales of reserves                              (0.6)      (3.7)          (0.6)     (3.7)             -          -
  Production                                     (4.7)     (29.4)          (0.7)    (29.4)          (4.0)         -
                                                 ----      -----           ----     -----           ----       ----
December 31, 1996                                65.6      323.2            1.8     273.7           63.8       49.5
                                                 ====      =====           ====     =====           ====       ====
Estimated Proved Developed Reserves

December 31, 1993                                31.2      200.0            3.3     193.4           27.9        6.6
December 31, 1994                                37.4      211.7            2.5     205.9           34.9        5.8
December 31, 1995                                32.7      254.2            1.8     254.2           30.9          -
December 31, 1996                                35.3      270.0            1.8     270.0           33.5          -
                                                 ====      =====           ====     =====           ====       ====
Equity Interest in Estimated
Proved Reserves of Comeco
Petroleum, Inc. (Yemen)

December 31, 1993                                 1.5          -              -         -            1.5          -
December 31, 1994                                 2.9          -              -         -            2.9          -
December 31, 1995                                 2.8          -              -         -            2.8          -
December 31, 1996                                 3.2          -              -         -            3.2          -
                                                 ====      =====           ====     =====           ====       ====

The following table shows CMS NOMECO's undeveloped net acres of oil and gas leasehold interests.



December 31                                                                            1996                    1995

Michigan                                                                            131,502                 143,243
North Dakota                                                                         13,840                  15,586
Indiana                                                                              10,986                   7,014
Louisiana (a)                                                                         8,088                  17,408
Texas (a)                                                                             7,005                  11,458
Ohio                                                                                  6,104                   4,494
Other states                                                                          4,930                   4,335
                                                                                  ---------               ---------
Total domestic                                                                      182,455                 203,538
                                                                                  ---------               ---------

Colombia                                                                            294,330                  42,571
Venezuela                                                                           230,175                 230,175
Equatorial Guinea                                                                   113,947                 113,947
Tunisia                                                                              67,193                  67,891
Ecuador                                                                              66,430                  66,430
Yemen                                                                                27,610                 401,897
Congo                                                                                17,981                  17,981
                                                                                  ---------               ---------
Total international                                                                 817,666                 940,892
                                                                                  ---------               ---------

Total net acres                                                                   1,000,121               1,144,430
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

Consumers owns or leases three principal general office buildings in Jackson, Michigan and 53 field offices at various locations in Michigan's Lower Peninsula. Of these, two general office buildings and eleven field offices are leased. Also owned are miscellaneous parcels of real estate not now used in utility operations.

CMS ENERGY OTHER PROPERTIES

The following table shows interests in independent power plants at December 31, 1996.

   Location                                                    Ownership Interest (%)          Gross Capacity (MW)
CMS Generation
  Wood Fueled
   Chateaugay, New York                                                  50.0                           20
   Grayling Township, Michigan                                           50.0                           39
   Genesee Township, Michigan                                            50.0                           35
   Imperial Valley, California                                           40.5                           15
   Lyonsdale, New York                                                   50.0                           19
   New Bern, North Carolina                                              50.0                           45
   Stratton, Maine                                                       35.0                           40
   Susanville, California                                                50.0                           36
  Fossil Fueled
   Andhra Pradesh, India                                                 25.3                          235
   Cebu Island, Philippines (Carmen)                                     47.5                           46
   Cebu Island, Philippines (Sangi)                                      47.5                           89
   Filer City, Michigan                                                  50.0                           60
   Kingston, Jamaica (a)                                                 43.9                           56
   Lakewood, New Jersey                                                  45.0                          236
   Little Falls, New York                                                50.0                            4
   Mendoza Province, Argentina                                           80.6                          242
   Oklahoma City, Oklahoma                                                8.8                          110
  Scrap Tire Fueled
   Sterling, Connecticut                                                 50.0                           31
  Hydro Generation
   Benton, Maine                                                         50.0                            4
   Canton, New York                                                      50.0                            8
   Copenhagen, New York                                                  50.0                            3
   Corinth, New York                                                     12.5                           58
   Limay River, Argentina (Arroyito)                                     17.2                          120
   Limay River, Argentina (El Chocon)                                    17.2                        1,200
   Little Falls, New York                                                 1.0                           13
   Lyons Falls, New York                                                 50.0                            3
   Petersburg, Virginia                                                  55.5                            3
   Port Leyden, New York                                                 12.5                            6
  Wind Generation
   Altamont Pass, California                                             22.7                           30
   Montezuma, California                                                  8.5                           72
CMS Midland
  Fossil Fueled
   Midland, Michigan                                                     49.0(b)                     1,370
                                                                         ====                        =====


(a) Commenced commercial operations in January, 1997.
(b) See the previous section - Consumers Other Properties - for more information.


In 1996, CMS Generation sold its 37.5 percent interest in a 80 MW fossil-fueled plant in Solvay, New York. In February 1997, CMS Generation acquired a 29.5 percent interest in a 48 MW fossil-fueled plant in Cavite, Philippines. CMS Generation also negotiated the purchase of a further interest which could take its ultimate interest to 44 percent, and has plans to increase the plant's generating capacity to 63 MW in 1998.

CMS Gas Transmission owns a 75 percent interest in a general partnership which owns and operates a 25-mile, 16-inch natural gas transmission pipeline in Jackson and Ingham Counties, Michigan; owns a 24 percent limited partnership interest in the Saginaw Bay Area Limited Partnership which owns 125 miles of 10-inch and 16-inch natural gas transmission pipeline in north-central Michigan; owns a 44 percent limited partnership interest in a partnership that owns certain pipelines of 20 and 12 miles interconnected to the Saginaw Bay Area Limited Partnership facilities; owns natural gas treating plants in Otsego County, Michigan; owns 41 miles of gas transmission pipeline in Otsego and Montmorency Counties, Michigan; owns and operates the Bluewater Pipeline, a 3.1 mile pipeline from an interconnection with Consumers natural gas transmission system to an interconnection with an existing pipeline at the St. Clair River, south of Port Huron, Michigan; and owns a 25 percent general partnership interest in TGN, which owns and operates 2,600 miles of pipeline that provides natural gas transmission service to the northern and central parts of Argentina.

In 1996, CMS Gas Transmission commenced operations of the Little Bear Pipeline, a 46 mile pipeline originating in Montmorency County, Michigan at an interconnection with the Thunder Bay Pipeline to the carbon dioxide processing facility at South Chester, Otsego County, Michigan.

In January 1996, CMS Gas Transmission acquired Petal Gas Storage Company, a natural gas storage facility located in Forrest County, Mississippi. The salt dome storage cavern provides up to 3.2 bcf per day of ten day storage service and has the capability of being refilled in 20 days.

In January 1996, CMS Gas Transmission acquired a 50 percent ownership interest in Nitrotec Corporation, a proprietary gas technology company, which recently received patents for its helium removal and nitrogen rejection processes. Nitrotec has helium recovery plants in Colorado and Kansas. A nitrogen rejection plant in Texas was placed in service in 1996, with another nitrogen rejection plant scheduled to be placed in service during the first quarter of 1997.

Through the Cherokee Gas Processing partnership, formed in May 1996,
CMS Gas Transmission owns an 82 percent interest in the Lucien, Crescent and Ames gas gathering systems and processing plants located in Oklahoma. The Lucien facilities include 380 miles of low-pressure gas-gathering lines and five compressor stations in Garfield, Logan, Noble and Payne counties in Oklahoma. It also includes a 10 million cubic feet per day processing plant in Noble county. The Crescent and Ames systems, acquired by the partnership in October 1996, contained 1,634 miles of low-pressure gathering lines, 23,500 HP of compression and a 45 million cubic feet per day processing plant west of Guthrie, Oklahoma. A portion of the Ames system consisting of 139 miles of low-pressure gathering lines and 2,395 HP of compression was sold in January 1997.

CMS Energy, through certain subsidiaries, owns a 50 percent interest in Bay Harbor Limited Liability Company, a resort development in Emmet County, Michigan, owns 6,000 acres of undeveloped land in Benzie and Manistee Counties, Michigan, and owns 53 acres of undeveloped land in Muskegon County, Michigan.


CONSUMERS CAPITAL EXPENDITURES

Capital expenditures during 1996 for Consumers and its subsidiaries totaled $441 million for capital additions and $6 million for DSM programs. Of the $441 million, $304 million was incurred for electric utility additions and $137 million for gas utility additions. These capital additions include $34 million for environmental protection additions and $31 million for capital leases of nuclear fuel and other assets. The electric and gas utility additions include an attributed portion of capital expenditures common to both businesses.

In 1997, capital expenditures are estimated to be $387 million for capital additions. Of the $387 million, $272 million will be incurred for electric utility additions and $115 million for gas utility additions. These capital addition estimates include $21 million related to environmental protection additions and $28 million related to capital leases of nuclear fuel and other assets. The estimated electric and gas utility additions include an attributed portion of anticipated capital expenditures common to both businesses.


CMS ENERGY CAPITAL EXPENDITURES

Capital expenditures during 1996 for CMS Energy and its subsidiaries totaled $873 million for capital additions and $6 million for DSM programs. Of the $873 million, $441 million was incurred by Consumers as discussed above. The remaining $432 million in capital additions include $88 million for oil and gas exploration and development, $142 million for independent power production, $136 million for natural gas transmission, storage and marketing, $64 million for international energy distribution and $2 million for other capital expenditures. These capital additions include $34 million for environmental protection additions and $31 million for capital leases of nuclear fuel and other assets.

In 1997, capital expenditures are estimated to be $965 million for capital additions. Of the $965 million, $387 million will be incurred by Consumers as discussed above. The remaining $578 million in capital additions are estimated to be incurred as follows: $135 million for oil and gas exploration and development; $196 million for independent power production; $110 million for natural gas transmission and storage; $120 million for international energy distribution; and $17 million for marketing services and trading. These capital addition estimates include $21 million related to environmental protection additions and $28 million related to capital leases of nuclear fuel and other assets.

                         ITEM 3.  LEGAL PROCEEDINGS.


CMS Energy, Consumers and some of their subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, income taxes, and rates and licensing. Reference is made to Item 1. Business - CMS Energy and Consumers Regulation, Item 7. Management's Discussion and Analysis and
Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


CMS ENERGY EXEMPTION UNDER PUHCA

CMS Energy is exempt from registration under PUHCA. In December 1991, the Attorney General and the Michigan Municipal Cooperative Group filed a request with the SEC for the revocation of CMS Energy's exemption. In January 1992, CMS Energy responded to the revocation request affirming its position that it is entitled to the exemption. In April 1992, the MPSC filed a statement with the SEC that recommended that the SEC impose certain conditions on CMS Energy's exemption. CMS Energy is vigorously contesting the revocation request and believes it will maintain the exemption. There has been no action taken by the SEC on this matter.

In June 1995, the SEC released a staff report that recommended legislative options to Congress: 1) repeal PUHCA and strengthen the ability of the FERC and state regulators to obtain books and records, conduct audits and review affiliate transactions; 2) repeal PUHCA, without condition; or 3) amend PUHCA to give the SEC broader exemptive authority. The SEC staff supported option 1 because it would achieve the benefits of unconditional repeal, while preserving the ability of states to protect consumers. In February 1997, a bill was introduced in the United States House of Representatives to stimulate competitive electric rates and services, including provisions that would essentially repeal PUHCA on a state-by-state basis as each state certifies to the SEC that a competitive, non-discriminatory market for both electric and natural gas energy exists in such state. This bill would also strengthen the ability of the FERC to obtain books and records of public utility holding company affiliates and subsidiaries. CMS Energy management anticipates that additional bills will be introduced in Congress in 1997 which will propose the repeal or significant revision of PUHCA.


CONSUMERS STRAY VOLTAGE LAWSUITS

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. Claimants contend that stray voltage affects farm animal behavior, reducing the productivity of their livestock operations. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers' system. In October 1993, a complaint seeking certification as a class action suit was filed against Consumers in a local circuit court. The complaint alleged that in excess of a billion dollars of damages, primarily related to lost production by certain livestock owned by the purported class, were being incurred as a result of stray voltage from electricity being supplied by Consumers. Consumers believes the allegations to be without merit and vigorously opposed the certification of the class and this suit. In March 1994, the court decided to deny class certification for this complaint and to dismiss, subject to refiling as separate suits, the October lawsuit with respect to all but one of the named plaintiffs. In April 1994, the plaintiffs appealed the court's denial of class certification in this matter to the Court of Appeals. In November 1996, the Court of Appeals issued a decision dismissing the case. In January 1997, the Court of Appeals denied plaintiffs' motion for reconsideration. Subsequently the plaintiffs filed an application for leave to appeal in the Michigan Supreme Court, where the matter remains pending. A number of individuals who would have been part of the class action have refiled their claims as separate lawsuits. At January 31, 1997, Consumers had 22 separate stray voltage cases pending for trial, down from 30 pending at year end 1995.


CONSUMERS HIGHLAND TOWNSHIP FRANCHISE PROCEEDING

MichCon obtained a revocable franchise in 1956 to provide natural gas service to Highland Township, Michigan. In 1962, Consumers secured an irrevocable 30 year franchise to provide natural gas service to Highland Township. Neither franchise was exclusive. Although MichCon's franchise for service in Highland Township expired in 1986 and was not renewed, MichCon continued service to customers in Highland Township. Consumers secured a revocable renewal franchise for Highland Township in 1992. Thereafter in 1992, Consumers filed suit to enjoin MichCon from expanding its gas service to new customers in Highland Township. The Circuit Court of Oakland County, Michigan denied MichCon's motion for summary disposition and granted Consumers' petition for an injunction. MichCon subsequently transferred its remaining rights and interest in Highland Township to Consumers, ceased doing business there and appealed the Circuit Court decision with the Court of Appeals. In August 1995, the Court of Appeals refused to decide the issue addressed by the Circuit Court (namely whether MichCon, as a holdover utility without any franchise, could continue to lawfully do business in a township) because the Court of Appeals concluded that Consumers' 1992 revocable renewal franchise was invalid since it was not confirmed by a vote of the Highland Township electorate as the Court determined was required by the Public Utility Franchise Act. Prior to this decision, the commonly held interpretation of the Public Utility Franchise Act was that a vote of the electorate was only required for irrevocable franchises, not revocable franchises such as that held by Consumers in this case. The Court of Appeals reversed the Circuit Court decision and remanded the case to the Circuit Court for entry of summary disposition in MichCon's favor -- even though the only franchise MichCon had ever possessed was revocable and thus, under the Court of Appeals' decision, invalid. Although the Court of Appeals specifically stated in its opinion that continuing to provide utility service without a valid franchise was not necessarily unlawful, Consumers currently has over 800 revocable franchises which could be affected should the Court of Appeals order remain in place. Consumers' motion for reconsideration and for a stay of the Court of Appeals' decision was denied. In December 1995, Consumers filed an application, which is still pending, with the Michigan Supreme Court for leave to appeal the Court of Appeals' decision. In June 1996, the Michigan Legislature amended the Public Utility Franchise Act to provide that revocable franchises may be granted by a township without a vote of the electorate.


CMS ENERGY INDEPENDENT POWER PRODUCTION PROJECT LITIGATION

In August 1995, William R. Williams and two of his corporations, Altresco Philippines, Inc. and WRW Corporation (formerly Altresco International, Inc.), filed a lawsuit against CMS Generation in the Denver County District Court, State of Colorado, in connection with a project to be developed in Bantangas, Philippines by Luzon Power Associates, Inc. in which CMS Generation purchased a 50 percent ownership interest. Luzon Power Associates, Inc. has an agreement to supply power to the Manila Electric Company. The complaint alleges breach of a confidentiality agreement, breach of fiduciary duty, intentional interference with a contract, breach of implied covenant of good faith and fair dealing, and unfair competition. The claims primarily relate to a confidentiality agreement between the parties, and CMS Generation's alleged pursuit of another project to sell power directly to the Manila Electric Company, known as the Magellan project, in alleged violation of a restrictive covenant in the confidentiality agreement. The plaintiffs claim direct damages of approximately $85 million and indirect damages in a like amount from loss of future business, plus punitive damages, interest, and attorney's fees. CMS Generation removed the case to the United States District Court for the District of Colorado in September 1995, and in January 1996, that court denied CMS Generation's motion to dismiss the suit or to transfer the case based on improper venue. A trial date of July 1997 has been set by the court. CMS Generation believes the plaintiff's position is without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this matter.


CONSUMERS JOINT LAWSUIT AGAINST DOE

Under the Nuclear Waste Policy Act of 1982, the DOE is required to begin accepting deliveries of spent nuclear fuel from commercial operators by January 31, 1998 for disposal, even if a permanent repository is not then operational. The unconditional nature of the DOE's obligation was confirmed by the United States Court of Appeals for the District of Columbia Circuit in 1996. Utilities and their customers have been prepaying the costs of DOE transport and disposal through fees based on electric generation by their nuclear plants. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983 until the first of its spent fuel is delivered to the DOE. At December 31, 1996, Consumers had a recorded liability to the DOE of $106 million, including interest, which is to be paid prior to the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries by the date required by law, Consumers and other utilities filed suit in the United States Court of Appeals for the District of Columbia Circuit. The utilities are seeking a declaration that they are relieved of their obligation to remit their quarterly fee payments to the DOE and are authorized to escrow any related fees collected from their customers, unless and until the DOE begins to accept spent nuclear fuel. The suit seeks an order requiring the DOE to develop a program to begin acceptance of spent nuclear fuel by January 31, 1998. Also in 1997, federal legislation was reintroduced to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada.


CMS ENERGY AND CONSUMERS ENVIRONMENTAL MATTERS

CMS Energy, Consumers and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. However, based on their present knowledge and subject to future legal and factual developments, CMS Energy and Consumers believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See Item 1. Business - CMS Energy and Consumers Environmental Compliance, Item 7. Management's Discussion and Analysis and Item 8. Financial Statements and Supplementary Data - Note 12 of Consumers' Notes to Consolidated Financial Statements.


                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                              SECURITY HOLDERS.


CMS ENERGY

None in the fourth quarter of 1996 for CMS Energy.


CONSUMERS

None in the fourth quarter of 1996 for Consumers.

                                   PART II

        ITEM 5.  MARKET FOR CMS ENERGY'S AND CONSUMERS' COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS.


CMS Energy

Market prices for CMS Energy's common stock and related security holder matters are contained in Item 8. Financial Statements and Supplementary Data - CMS Energy's Quarterly Financial and Common Stock Information, which is incorporated by reference herein. Number of common shareholders at February 28, 1997 was 92,562.

Consumers

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In May, August, November and December 1996, Consumers paid $75 million, $40 million, $48 million and $37 million in cash dividends, respectively, on its common stock. During 1995, Consumers paid $70 million in cash dividends in May on its common stock.


                      ITEM 6.  SELECTED FINANCIAL DATA.


CMS Energy

Selected financial information is contained in Item 8. Financial
Statements and Supplementary Data - CMS Energy's Selected Financial Information which is incorporated by reference herein.

Consumers

Selected financial information is contained in Item 8. Financial
Statements and Supplementary Data - Consumers' Selected Financial
Information which is incorporated by reference herein.


              ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CMS Energy

Management's discussion and analysis of financial condition and results of operations is contained in Item 8. Financial Statements and Supplementary Data - CMS Energy's Management's Discussion and Analysis which is incorporated by reference herein.

Consumers

Management's discussion and analysis of financial condition and results of operations is contained in Item 8. Financial Statements and Supplementary Data - Consumers' Management's Discussion and Analysis which is incorporated by reference herein.

            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:


CMS Energy                                                       Page

Selected Financial Information. . . . . . . . . . . . . . . . .   44
Management's Discussion and Analysis. . . . . . . . . . . . . .   47
Consolidated Statements of Income . . . . . . . . . . . . . . .   62
Consolidated Statements of Cash Flows . . . . . . . . . . . . .   63
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .   64
Consolidated Statements of Preferred Stock. . . . . . . . . . .   66
Consolidated Statements of Common Stockholders' Equity. . . . .   67
Notes to Consolidated Financial Statements. . . . . . . . . . .   68
Report of Independent Public Accountants. . . . . . . . . . . .   94
Quarterly Financial and Common Stock Information. . . . . . . .   95


Consumers                                                        Page

Selected Financial Information. . . . . . . . . . . . . . . . .    98
Management's Discussion and Analysis. . . . . . . . . . . . . .    99
Consolidated Statements of Income . . . . . . . . . . . . . . .   110
Consolidated Statements of Cash Flows . . . . . . . . . . . . .   111
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .   112
Consolidated Statements of Long-Term Debt . . . . . . . . . . .   114
Consolidated Statements of Preferred Stock. . . . . . . . . . .   115
Consolidated Statements of Common Stockholder's Equity. . . . .   116
Notes to Consolidated Financial Statements. . . . . . . . . . .   117
Report of Independent Public Accountants. . . . . . . . . . . .   138
Quarterly Financial Information . . . . . . . . . . . . . . . .   139

                                 CMS Energy





                          1996 Financial Statements


Selected Financial Information                                                          CMS Energy Corporation


                                                          1996        1995        1994        1993        1992

Operating revenue (in millions)                  ($)     4,333       3,890       3,614       3,476       3,142

Consolidated net income (loss)
  (in millions)                                  ($)       240         204         179         155        (297)

Average common shares outstanding
 (in thousands)
   CMS Energy                                           92,462      88,810      85,888      81,251      79,877
   Class G                                               7,727       7,511           -           -           -

Earnings (loss) per average common share
   CMS Energy                                    ($)      2.45        2.27        2.09        1.90       (3.72)
   Class G                                       ($)      1.82         .38           -           -           -

Cash from operations (in millions)               ($)       661         682         612         484         456

Capital expenditures, excludes capital
 lease additions and DSM (in millions)           ($)       659         535         575         550         487

Total assets (in millions)                       ($)     8,615       8,143       7,378       6,958       6,842

Long-term debt, excluding current
 maturities (in millions)                        ($)     2,842       2,906       2,709       2,405       2,725

Non-current portion of capital
 leases (in millions)                            ($)       103         106         108         115          98

Total preferred stock (in millions)              ($)       356         356         356         163         163

Total preferred securities (in millions)         ($)       100           -           -           -           -

Cash dividends declared per common share
   CMS Energy                                    ($)      1.02         .90         .78         .60         .48
   Class G                                       ($)      1.15         .56           -           -           -

Market price of common stock at year-end
   CMS Energy                                    ($)    33-5/8      29-7/8      22-7/8      25-1/8      18-3/8
   Class G                                       ($)    18-3/8      18-7/8           -           -           -

Book value per common share at year-end
   CMS Energy                                    ($)     17.02       15.16       12.78       11.33        9.09
   Class G                                       ($)     11.19       10.56           -           -           -

Return on average common equity                  (%)      15.2        15.9        17.3        18.3       (33.2)

Return on assets                                 (%)       5.3         5.1         4.7         4.5        (2.3)

Number of common shareholders at year-end               55,708      59,983      63,628      66,795      70,801

Number of employees at year-end
 (full-time equivalents)                                 9,712      10,105       9,972      10,013       9,971



Selected Financial Information (Continued)                                              CMS Energy Corporation


                                                          1996        1995        1994        1993        1992
Electric Utility Statistics

  Sales (billions of kWh)                                 37.1        35.5        34.5        32.8        31.6

  Customers (in thousands)                               1,594       1,570       1,547       1,526       1,506

  Average sales rate per kWh                     (cents)  6.55        6.36        6.29        6.28        5.82

Gas Utility Statistics

  Sales and transportation deliveries (bcf)                448         404         409         411         384

  Customers (in thousands) (a)                           1,504       1,476       1,448       1,423       1,402

  Average sales rate per mcf                     ($)      4.45        4.42        4.48        4.46        4.55

Electric and Gas Non-Utility Statistics

  CMS Energy's share of unconsolidated
   independent power production
   revenue (in millions)                         ($)       493         497         385         334         284

  Independent power production
   sales (millions of kWh)                               7,823       7,422       6,216       5,019       4,057

  CMS Energy's share of unconsolidated
   natural gas transmission, storage and
   marketing revenue (in millions)               ($)        42          26           7           3           4

  Gas marketed for end-users (bcf)                         108         101          66          60          45

Exploration and Production Statistics

  Sales (net equiv. MMbbls)                                9.7         8.9         5.6         5.0         4.6

  Proved reserves (net equiv. MMbbls)                    122.6       111.2        93.3        69.8        70.9

  Proved reserves added (net equiv. MMbbls)               21.1        26.8        29.0         3.9        15.0

  Finding cost per net equiv. bbl                ($)      2.94        5.06        5.92        4.97        4.88


(a)  Excludes off-system transportation customers.


                    (This page intentionally left blank)

                           CMS Energy Corporation
                    Management's Discussion and Analysis


This Annual Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Annual Report, except to the extent they contain historical facts, are forward-looking and, accordingly, involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this Annual Report, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: oil and gas exploration and production; acquisition, development and operation of independent power production facilities; energy marketing to utilities, commercial and industrial customers; storage, transmission and processing of natural gas; and international energy distribution.


Consolidated Earnings

In Millions, Except Per Share Amounts
Years Ended December 31                         1996    1995  Change

Consolidated Net Income                        $ 240   $ 204   $  36
Net Income Attributable to Common Stocks:
  CMS Energy                                     226     201      25
  Class G                                         14       3      11
Earnings Per Average Common Share:
  CMS Energy                                    2.45    2.27     .18
  Class G                                       1.82     .38    1.44

Class G Shares were issued on July 21, 1995. Pro forma net income attributable to CMS Energy Common Stock and to Class G Common Stock, which reflects the performance of the gas distribution, storage and transportation business currently conducted by Consumers and Michigan Gas Storage, assuming Class G shares were outstanding during the entire period for the year ended December 31, 1995, would be $189 million and $15 million respectively. Pro forma earnings per share for the year ended December 31, 1995 would be $2.14 and $1.93 for CMS Energy Common Stock and Class G Common Stock, respectively.

The increase in consolidated net income for 1996 primarily reflects the favorable impact of an electric rate increase and operating income resulting from a refund received by the MCV Partnership which provided a $6 million earnings benefit for CMS Energy. Earnings in 1996 also reflect increased electric sales, gas deliveries and revenues from gas loaning activities. Consolidated net income was also affected by increased earnings from CMS Gas Transmission's 25 percent ownership interest in TGN and increased equity earnings resulting from the buy-out of a power purchase agreement involving a partnership in which CMS Generation owns a 50 percent ownership interest. CMS Gas Transmission and CMS Generation are subsidiaries of Enterprises. The improved consolidated net income for 1995 over the 1994 level reflects increased utility electric sales and utility gas deliveries, increased electric utility revenue as a result of the May 1994 rate increase, reversal of losses previously recorded for gas utility contingencies (see Note 4), improved operating results from Consumers' interest in the MCV Facility, and the continuing growth of the international businesses. For further information, see the individual results of operations sections of this MD&A.


Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from its subsidiaries. In 1996, Consumers paid $200 million in common dividends to CMS Energy. Consumers temporarily suspended its common dividends from mid-1995 until early 1996 to improve its capital structure. In 1996, Enterprises paid common dividends and other distributions of $119 million to CMS Energy.

Operating Activities   CMS Energy's consolidated operating cash
requirements are met by its operating and financing activities.
CMS Energy's consolidated cash from operations is derived mainly from Consumers' sale and transportation of natural gas, Consumers' generation, transmission, and sale of electricity and CMS NOMECO's sale of oil and natural gas. CMS NOMECO's is a subsidiary of Enterprises. Consolidated cash from operations totaled $661 million and $682 million for 1996 and 1995, respectively. The $21 million decrease includes increased electricity sales and gas deliveries; lower cash losses associated with the PPA; CMS NOMECO's increased sales of oil and natural gas; and the timing of cash payments, receipts and recognition of revenues related to operations. CMS Energy uses its operating cash primarily to expand its international businesses, maintain and expand its electric and gas utility systems, retire portions of its long-term debt and pay dividends.

Investing Activities Net cash used in investing activities totaled $841 million and $1,016 million for 1996 and 1995, respectively. The decrease of $175 million primarily reflects the 1995 acquisition of Hydra-Co and an increase in 1996 of proceeds from the sale of property. An increase in capital expenditures was partially offset by a decrease in investments in partnerships and unconsolidated subsidiaries during 1996. CMS Energy's 1996 expenditures for its utility and international businesses were $447 million and $432 million, respectively.

Financing Activities Net cash provided by financing activities totaled $180 million and $311 million for 1996 and 1995, respectively. The net decrease of $131 million primarily reflects an increase in the repayment of bank loans, an increase in common stock dividends and a reduction in proceeds from the issuance of common stock. These changes were partially offset by increased proceeds from bank loans and notes as well as proceeds from the sale of preferred securities in 1996.

In 1996, CMS Energy filed shelf-registration statements with the SEC for the issuance and sale of up to $125 million of Series B GTNs and $150 million Series C GTNs, with net proceeds to be used for general corporate purposes. On December 31, 1996, CMS Energy had issued and outstanding $250 million of Series A GTNs and $103 million of Series B GTNs with weighted-average interest rates of 7.7 percent and 8.0 percent, respectively.

Also in 1996, CMS Generation refinanced the $118 million bridge credit facility obtained in connection with the acquisition of Hydra-Co with a $110 million, five-year term loan. On December 31, 1996, $107 million was outstanding with a weighted-average interest rate of 7.2 percent.
CMS NOMECO replaced its $140 million revolving credit agreement with a $225 million revolving credit agreement. On December 31, 1996, $122 million was outstanding under the new agreement with a weighted-average interest rate of 6.2 percent.

In 1996, CMS Energy declared and paid $94 million in cash dividends to holders of CMS Energy Common Stock and $9 million in cash dividends to holders of Class G Common Stock. In July 1996, the Board of Directors declared quarterly dividends of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock, representing an increase in the annualized dividend on CMS Energy Common Stock to $1.08 per share from the previous $.96 per share (a 12.5 percent increase) and an increase in the annualized dividend on Class G Common Stock to $1.18 per share from the previous dividend of $1.12 per share (a 5.4 percent increase). In January 1997, the Board of Directors declared a quarterly dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock, which were paid in February 1997.

In 1996, CMS Energy received net proceeds of $95 million from the issuance of common stock. The issuance of 2.1 million of those shares completed the remaining amount on a shelf-registration filing by CMS Energy with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities. Proceeds from the sale were used for general corporate purposes of CMS Energy.

In 1996, CMS Energy filed a shelf-registration statement with the SEC for the issuance and the sale of up to $500 million of senior and subordinated debt securities. If securities are issued from this shelf-registration statement, the net proceeds will be used to invest in the business of CMS Energy and for its general corporate purposes. Initially, the net proceeds may be used to refund or refinance a portion of Series A GTNs, Series A Deferred Coupon Notes and Series B Deferred Coupon Notes.

Other Investing and Financing Matters CMS Energy has available unsecured, committed lines of credit totaling $155 million and a $450 million Unsecured Revolving Credit Facility. At December 31, 1996, CMS Energy had utilized a total of $178 million under these facilities. CMS Energy will continue to evaluate the capital markets in 1997 as a source of financing its subsidiaries' investing activities and required debt retirements.

Consumers has several unsecured, committed lines of credit totaling $120 million and a $425 million working capital facility available to meet short-term borrowing requirements to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. At December 31, 1996, a total of $333 million was outstanding under these facilities. In October 1996, the FERC authorized the issuance of up to $900 million of short-term securities through 1998. An agreement is in place permitting the sales of certain accounts receivable for up to $500 million. At December 31, 1996 and 1995, receivables sold totaled $318 million and $295 million, respectively. In November 1996, the FERC authorized the issuance of $500 million of long-term securities through November 1998 for refinancing or refunding purposes. Also in October 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan.

CMS Energy is required to redeem or retire $1.9 billion of long-term debt over the three-year period ending December 1999. In addition, at December 31, 1996, Consumers had a recorded a liability to the DOE of $106 million, which is to be paid prior to the first delivery of spent nuclear fuel to the DOE. Delivery of the fuel had originally been scheduled to occur in 1998 (see Note 2). Cash provided by operating activities is expected to satisfy a substantial portion of these debt retirements. Additionally, capital markets will continue to be evaluated as a source of financing required debt retirements.

At December 31, 1996 the book value per share of CMS Energy Common Stock and Class G Common Stock was $17.02 and $11.19, respectively.






Electric Utility Results of Operations

Pretax Operating Income:
                                                              In Millions
Change Compared to Prior Year                1996 vs 1995    1995 vs 1994

Sales (net of special contract discounts)            $  1            $ 59
Rate increases and other regulatory issues             50               9
Operation and maintenance                               2             (13)
General tax and depreciation                          (13)            (26)
Other                                                   -               1
                                                     ----            ----
Total change                                         $ 40            $ 30
                                                     ====            ====

Electric Sales: Total electric sales in 1996 were 37.1 billion kWh, a 4.4 percent increase from the 1995 level as a result of economic growth. This increase in total electric sales included a 1.7 percent increase in sales to ultimate customers. Total electric sales in 1995 were 35.5 billion kWh, a 3.0 percent increase from the 1994 level as a result of economic growth and warmer summer temperatures. This increase in total electric sales included a 4.2 percent increase in sales to ultimate customers. The table below reflects electric kWh sales by class of customer for both periods:

                                                    In Billions of kWh
Years Ended December 31        1996  1995 Change    1995   1994 Change

Residential                    10.9  10.7     .2    10.7   10.2     .5
Commercial                     10.0   9.7     .3     9.7    9.2     .5
Industrial                     12.9  12.7     .2    12.7   12.3     .4
Other                           3.3   2.4     .9     2.4    2.8    (.4)
                               ----  ----    ---    ----   ----    ---
Total sales                    37.1  35.5    1.6    35.5   34.5    1.0
                               ====  ====    ===    ====   ====    ===
Power Costs:

                                                           In Millions
Years Ended December 31        1996  1995 Change    1995   1994 Change

                             $1,087  $970   $117    $970   $950    $20

The increases in both periods reflect greater power purchases from outside sources to meet increased sales demand.




Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership under the PPA is 1,240 MW through the termination of the PPA in 2025. The MPSC allows Consumers to recover substantially all payments for 915 megawatts (MW) of contract capacity purchased from the MCV Partnership. The MPSC order allowing recovery was affirmed by the Court of Appeals in March 1996. At the end of 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership.

In November 1996, the MPSC approved a Settlement Agreement proposed by Consumers and the MPSC staff that addressed cost recovery for the remaining 325 MW of MCV Facility capacity. Beginning January 1, 1996, Consumers was permitted to recover an average capacity charge of 2.86 cents per kWh for this power. The approved average capacity charge increased to 3.62 cents per kWh for 65 MW of the 325 MW on November 1, 1996, and for an additional 44 MW on January 1, 1997. Cost recovery for the remaining 216 MW is based upon the escalation of the average capacity charge by three percent annually until it reaches 3.62 cents per kWh in 2004, and remains at this ceiling rate through the end of the PPA contract.

Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries totaled $41 million, $90 million and $61 million in 1996, 1995 and 1994, respectively. For further information, see Note 3.

                                                    In Millions
                               1997  1998   1999    2000   2001

Estimated cash
 underrecoveries, net of tax    $28   $23    $22     $21    $20

After considering the effects of the Settlement Agreement, Consumers believes that the original loss recorded in 1992 remains adequate. The amount of underrecoveries of power costs continues to be based, in part, on management's best assessment of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, future losses will need to be recognized over and above amounts previously recorded. Further, Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual facility operations.

Electric Rate Proceedings: In February 1996, the MPSC issued a partial final order in the retail electric rate case filed in 1994, granting a $46 million annual increase in electric retail rates and authorizing a 12.25 percent return on common equity. Separate requests were before the MPSC to offer competitive special rates to certain large qualifying customers and to modify certain depreciation rates and practices. In November 1996, the MPSC issued a final order in the Settlement Agreement which combined the separate requests. The rate increase and rate of return were not changed from the partial final order and Consumers was authorized to accelerate recovery of its nuclear plant investment by charging $18 million of annual steam production plant depreciation expense to the nuclear production depreciation reserve. Recovery of the additional 325 MW of MCV Partnership contract capacity charges was also approved (see
Note 3).

The Settlement Agreement also requires the establishment of a direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of sales, of which 410 MW has already been filled by existing contracts; 140 MW may be filled by either direct access customers or new special contracts which Consumers has signed and submitted to the MPSC for approval; and the remaining 100 MW must be made available solely to direct access customers for at least 18 months. Rehearing petitions have been filed by Consumers and other interested parties.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003, before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that, with a change in fuel management designed to minimize embrittlement, Palisades might be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Palisades' on-site storage pool for spent nuclear fuel is at capacity. Consequently, NRC-approved dry casks, which are steel and concrete vaults, are being used for temporary on-site storage. For further information, see Note 15.

Electric Environmental Matters: The Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require that certain capital expenditures be made in order to comply with the amendments for nitrogen oxide reductions, generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Management believes that annual operating costs will not be materially affected as a result of expenditures to comply.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, and believes that these costs are properly recoverable in rates.

Consumers is a so-called potentially responsible party at several sites being administered under Superfund. In addition, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that the liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on CMS Energy's financial position, liquidity or results of operations. For further information regarding electric environmental matters, see Note 14.

Stray Voltage: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock.
As of January 1997, 22 separate stray voltage lawsuits were awaiting trial court action, down from 30 lawsuits at December 31, 1995, and 83 lawsuits at December 31, 1994. CMS Energy believes that the resolution of the remaining lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Gas Utility Results of Operations

Pretax Operating Income:
                                                           In Millions
Change Compared to Prior Year            1996 vs 1995     1995 vs 1994

Sales                                            $ 19             $ 12
Reversal in 1995 of gas contingency               (23)              23
Recovery of gas costs and other issues              7               (4)
Gas loaning activities                              7                -
Operations and maintenance                         (4)              (9)
General taxes and depreciation                     (5)              (7)
Other                                               1                1
                                                 ----             ----
Total change                                     $  2             $ 16
                                                 ====             ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility and other miscellaneous transportation, increased 5.1 percent for 1996 compared to 1995 and 6.5 percent for 1995 compared to 1994. The increased deliveries for each period reflect growth resulting from customer additions, conversions to natural gas from alternative fuels and continued strength in the Michigan economy. The table below indicates total system deliveries and the impact of weather.

                                            In Billions of Cubic Feet
Years Ended December 31        1996   1995 Change  1995   1994 Change

Weather-adjusted deliveries
 (variance reflects growth)     337    326     11   326    313     13
Impact of weather                15      9      6     9      1      8
                                ---    ---    ---   ---    ---    ---
System deliveries excluding
 transport to MCV Partnership   352    335     17   335    314     21
Transport to MCV Partnership     65     54     11    54     77    (23)
Off-system transportation        31     15     16    15     18     (3)
                                ---    ---    ---   ---    ---    ---
Total system deliveries         448    404     44   404    409     (5)
                                ===    ===    ===   ===    ===    ===

Cost of Gas Sold:


                                                          In Millions
Years Ended December 31        1996   1995 Change  1995   1994 Change

                               $750   $674    $76  $674   $662    $12

The cost increase for 1996 was the result of increased sales and the reversal of a $23 million gas contract contingency during 1995.


Gas Utility Issues

Gas Rate Proceedings: In March 1996, the MPSC issued a final order decreasing gas rates by $12 million annually and authorizing an 11.6 percent return on common equity. Consumers filed a petition for rehearing with the MPSC, requesting reconsideration of certain issues. This petition was denied in June 1996 and the matter is now closed.

Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to bypass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of one of Consumers' MPSC-authorized gas transportation rates must be borne by Consumers' shareholders. In 1995, Consumers filed an appeal with the Court of Appeals, which is still pending, claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

Gas Cost Recovery Matters: In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

In the gas cost recovery reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The Administrative Law Judge issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. For the year ended December 31, 1996, $6 million would be subject to refund. Consumers will continue to oppose this view before the MPSC.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available, and continued internal review of these former manufactured gas plant sites, have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At December 31, 1996, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order, environmental clean-up costs, above the amount currently being recovered in rates, will be deferred and amortized over ten years. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites. For further information regarding environmental matters, see Note 14.



Oil and Gas Exploration and Production

Pretax Operating Income: 1996 pretax operating income increased $9 million from 1995, primarily due to higher oil and gas prices and volumes, partially offset by the recognition of a $10 million gain from assignment and novation of a gas supply contract recorded in the first quarter of 1995. Pretax operating income for 1995 increased $22 million from 1994, primarily due to higher sales volumes and oil sales prices, income attributable to the acquisitions of Walter International, Inc., and Terra Energy Ltd., oil and gas exploration and production companies, and increased gains from the assignments of gas supply contracts, partially offset by lower average market prices for gas.

Capital Expenditures: Capital expenditures during 1996 relate primarily to the development of existing oil and gas reserves.


Independent Power Production

Pretax Operating Income: 1996 pretax operating income increased $22 million from 1995, primarily reflecting a gain on the sale of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent interest, a gain on the sale of a partnership interest and increased operating income resulting from a refund received by the MCV Partnership. Pretax operating income for 1995 increased $25 million, primarily reflecting higher capacity sales by the MCV Partnership, as well as additional equity earnings by CMS Generation subsidiaries primarily due to the Hydra-Co acquisition.

Capital Expenditures and Other: In 1996, CMS Generation, through a subsidiary, commenced construction of the La Plata Cogeneration Plant, a 128 MW natural gas-fueled, combined-cycle power plant in Buenos Aires Province, Argentina. Construction of the $110 million plant being built on the site of a petroleum refinery owned and operated by YPF S.A., Argentina's largest oil company, is scheduled to be completed by the fall of 1997. Also in 1996, CMS Generation increased its ownership interest in the project from 39 percent to 100 percent by purchasing the remaining 61 percent from a consortium of Argentine investors. The Overseas Private Investment Corporation is expected to provide $75 million in non-recourse project financing for the facility.

In 1996, CMS Generation, through a subsidiary, and an affiliate of ABB signed an agreement with Morocco's national utility, Office National de l'Electricite, for the privatization, expansion and operation of the 1,320 MW Jorf Lasfar coal-fueled power plant located southwest of Casablanca. The agreement covers the purchase and operation of two existing 330 MW electric generating units and construction and operation of another two 330 MW electric generating units by CMS Generation and ABB.
CMS Generation and ABB each will hold a 50 percent interest in the transaction. CMS Energy posted a $30 million conditional letter of credit to ensure closing under the agreement, which is targeted for the first half of 1997 and includes over $1 billion in debt financing. Construction of the second two units will begin shortly thereafter.

In 1996, CMS Generation, through a subsidiary, increased its ownership interest in CTM to 81 percent. In 1996, CTM began a project to repower its electric generating plant in Western Argentina's Mendoza Province.
CMS Generation currently plans to invest $185 million to refurbish and repower the facility resulting in an increase in the plant's available net output from 243 MW to 506 MW. Capital markets financing of $85 million is targeted for the first half of 1997.

As of the first quarter of 1997, GVK, began generating electricity from all three of its combustion turbines. CMS Generation holds a 25.25 percent interest in GVK and operates the 235 MW plant. Construction is continuing on the combined-cycle facility with an estimated total cost of $260 million. GVK has received a Government of India counter-guarantee of performance of certain obligations under the power purchase agreement by the Andhra Pradesh State Electricity Board and expects to complete financing early in 1997.

As of January 1, 1997, Jamaica Private Power Company achieved commercial operation of the two diesel generators at its 60 MW diesel-fired independent power project in Kingston, Jamaica. CMS Generation, through a subsidiary, holds a 44 percent interest in Jamaica Private Power Company and a 60 percent interest in Private Power Operators Limited, which will operate the plant. Construction on the balance of the plant, including the 4 MW waste heat steam turbine, will be complete in the first half of 1997.


Natural Gas Transmission, Storage and Marketing

Pretax Operating Income: 1996 pretax operating income increased $14 million from 1995, reflecting new pipeline and storage investments, primarily TGN, the continued growth of existing projects, gas marketed to end-users and the exchange of ownership interests in the Moss Bluff and Grands Lacs partnerships, as detailed below. In 1995, pretax operating income increased $5 million over 1994, reflecting growth from new pipeline investments and the continued growth of existing projects and gas marketed to end-users.

Capital Expenditures and Other: In 1996, CMS Gas Transmission acquired Petal Gas Storage Company, a natural gas storage facility located in Forrest County, Mississippi. The salt dome storage cavern provides up to
3.2 billion cubic feet per day of 10-day storage service and has the capability of being refilled in 20 days.

In 1996, CMS Gas Transmission acquired 32 percent of the common shares of Nitrotec. Nitrotec specializes in the development and commercialization of advanced carbon-based adsorption gas separation technologies. Nitrotec recently received patents covering its helium removal process and nitrogen rejection process.

In 1996, CMS Gas Transmission sold its 50 percent ownership interest in Moss Bluff Gas Storage Systems, a partnership that owns a gas storage facility, to its partner, MHP, and purchased the remaining 50 percent ownership interest in the Grands Lacs Limited Partnership, a marketing center for natural gas, from MHP. This transaction resulted in CMS Gas Transmission receiving $26 million.

In 1996, Cherokee acquired the Crescent and Ames gas gathering systems and processing plant in Oklahoma for $34 million. A portion of the Ames gas gathering system was subsequently sold in January 1997 for $8 million.
CMS Gas Transmission and Heritage Gas Services have partnership interests in Cherokee of 82 percent and 18 percent, respectively. Cherokee had acquired the adjacent Lucien gas gathering system and processing plant earlier in 1996, and has now integrated the two operations. The Crescent system is providing operating synergies with the Lucien system, and has increased CMS Gas Transmission's presence in this important domestic gas-producing region.

In 1996, CMS Gas Transmission, together with Empresa Nacional de Electricidad S.A., Chile's largest electricity generation and transmission company, became partners in the Atacama Pipeline, an integrated $700 million project to construct 930 kilometer pipeline that will transport natural gas across the Andes Mountains from Northern Argentina to markets in Northern Chile. A 600 MW gas-fueled, combined-cycle generating plant is planned to be built in two stages at the end of the pipeline in Chile by a consortium including CMS Generation. Construction is scheduled to begin in 1997, with gas transportation and plant operations expected in 1999.


International Energy Distribution

Capital Expenditures: In 1996, a seven-company consortium in which CMS Electric and Gas Company, a subsidiary of Enterprises, holds a 40 percent interest acquired 90 percent of the outstanding shares of EDEER S.A. for $160 million. EDEER S.A. serves over 200,000 customers, primarily residential and commercial, in a 55,000 square kilometer area. In 1996, the Entre Rios Province transferred ownership and operating management of EDEER S.A. to the consortium.


Forward-Looking Information

Forward-looking information is included throughout this Annual Report. Material contingencies are also described in the Notes to Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions both domestic and international (including those of the FERC and the MPSC) with respect to rates, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among others. The business and profitability of CMS Energy are also influenced by economic and geographic factors, including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated development project delays or changes in project costs, and the ability to secure agreement in pending negotiations (particularly for projects in development), among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of CMS Energy.

Capital Expenditures: CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $2.7 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Nevertheless, CMS Energy will continue to evaluate capital markets in 1997 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                             In Millions
Years Ended December 31                        1997       1998      1999

Electric utility (a)                           $272       $275      $257
Gas utility (a)                                 115        103       103
Oil and gas exploration and production          135        150       165
Independent power production                    196        162       157
Natural gas transmission and storage            110        100        75
International energy distribution               120        100       100
Marketing, services and trading                  17         13         -
                                               ----       ----      ----
                                               $965       $903      $857
                                               ====       ====      ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

CMS Energy currently plans to invest $450 million from 1997 to 1999 in its oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa. CMS Energy also plans to invest $515 million in its independent power production operations from 1997 to 1999 to pursue acquisitions and development of electric generating plants in the United States, Latin America, Southern Asia, the Pacific Rim region and North Africa. Investments totaling $285 million from 1997 to 1999, relating to non-utility gas operations, are planned to continue development of natural gas storage, gathering and pipeline operations both domestically and internationally. CMS Energy plans to invest $320 million from 1997 to 1999 in its international energy distribution operations related to international expansion. CMS MST plans to invest $30 million from 1997 to 1999. CMS MST was formed during 1996 as part of CMS Energy's expansion and reorganization of its energy marketing business. This restructuring is expected to significantly improve CMS Energy's competitive position in the energy marketplace throughout the U.S. and abroad. CMS MST will provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.

These estimates are prepared for planning purposes and are subject to revision.

Electric Outlook: Consumers expects average annual growth of two to three percent per year in electric system sales over the next five years, based on the current industry configuration in Michigan. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity. Consumers continues to work toward retaining its current retail service customers by offering electric rates that are competitive with those of other energy providers, and by improving reliability and customer communications. Consumers is also taking steps to prepare for a future environment in which open access is the predominant means by which retail service customers obtain their power requirements.

Consumers' retail service is affected by competition in several areas, including the potential installation of cogeneration or other self-generation facilities by larger industrial customers; the formation of municipal utilities that would displace retail service to an entire community; competition from other utilities that offer flexible rate arrangements designed to encourage movement of facilities or production to their service areas; economic development competition between utilities; MPSC direct access programs and potential electric industry restructuring including regulatory decisions and new state or federal legislation.

In 1996, the MPSC significantly reduced the rate subsidization of residential customers by large industrial and commercial customers. In addition, in an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors. Under the General Motors contract, Consumers will serve certain facilities at least five years and serve other facilities at least ten years. Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995, and has also approved long-term sales contracts with other major customers representing a substantial percentage of Consumers' industrial load deemed to have viable cogeneration alternatives. These orders have been appealed by the Michigan Attorney General.

The MPSC-approved Settlement Agreement, among other things, opened up 240 MW of load to competition. Consumers believes it can compete for 140 MW of load, while 100 MW is reserved for 18 months for direct access on a lottery basis. Consumers has negotiated special contracts sufficient to fill the 140 MW of load available under the Settlement Agreement. These contracts were filed with the MPSC for approval.

In January 1996, the Governor of the State of Michigan requested that the MPSC review the existing regulatory framework governing Michigan business in order to improve Michigan's business climate. After the filing of utility plans as requested by the MPSC earlier in 1996, and after discussions with many parties, in December 1996, the MPSC staff issued a report recommending a phased-in program of direct access by electric customers (also known as customer choice) based on two fundamental principles: 1) all customers should be eligible to participate in the emerging competitive market for electric supply; and 2) rates should not be increased for any customers and should be decreased where possible.
The report also recommends that, beginning in 1997, customers would have the opportunity to select the power supplier of their choice. All customers would be eligible to participate, but in the initial years the total amount would be limited to 150 MW for 1997, increasing an additional 150 MW each year through 2000. In 2001, all commercial and industrial customers served at primary voltage would be eligible, and in 2004 all
remaining customers would be eligible.   This report also recommends
recovery of electric utility transition costs (often referred to as stranded costs) from those customers exercising a right to purchase power from generators other than traditional utility suppliers.. Transition costs consist of two elements: 1) energy supply costs that were incurred during the regulated era that would not be competitive at market prices if the electric industry is restructured; and 2) costs that are incurred to facilitate the transition from regulated monopoly status to competitive market status. The MPSC staff report states that transition costs should include the following: 1) regulatory assets (see Note 19); 2) nuclear capital costs; 3) contract capacity costs in power purchase agreements; 4) employee-related restructuring costs; and 5) other costs related to implementing restructuring.

The report also recommends that where possible, the recovery of the transition costs would be funded through rate reduction bonds, a potential financing which has the dual advantages of funding transition costs while simultaneously reducing customer rates. Transition costs not recovered through rate reduction bonds would be recovered through a transition charge billed to direct access customers. The transition charge would begin when the customer takes direct access service and would continue through 2007. Customers not participating in the direct access program would be charged bundled rates that include: 1) a base rate freeze; 2) suspension of the power supply cost recovery process during the transition period and establishment of a fixed level of fuel and purchase power recovery based on approved cost levels; and 3) limited performance-based regulation of the transmission and distribution functions in a manner which incorporates service standards and allows for the Consumer Price Index less one percent adjustments on transmission and distribution rates through the end of 2001.

On March 7, 1997, Consumers filed supplementary data with the MPSC at its request. This data showed that Consumers has approximately $1.8 billion of existing transition costs which would be recovered by a transition charge to be paid by direct access customers through 2007. Restructuring and implementation costs of $200 million would be recovered by an implementation charge to direct access customers. Alternatively, if the securitization approach is pursued and appropriate legislation is passed, the data indicate that significant customer benefits would result. The resulting securitization charge would be paid by all customers to service $4 billion of rate reduction bonds with a proposed 15 year term. Because of the phase-in schedule for retail direct access service, a substantial portion of $4 billion in costs that would be subject to the securitization alternative would be paid by customers on bundled rates prior to getting choice, thus allowing the transition cost to be charged only to direct access customers to be limited to $1.8 billion if securitization does not occur. Securitization results in over $200 million benefit per year to customers because the 15 year repayment period of the bonds allows the cost reimbursement by the customer to be spread out over a longer period than without securitization and because securitization allows the costs being securitized to be financed at a lower rate.

Several of the elements of electric utility restructuring will need to be addressed in legislation, including assurance of full transition cost recovery, securitization of rate reduction bonds and generation deregulation.
Consumers currently expects that electric utility restructuring will occur in a manner consistent with the MPSC Staff Report, but cannot predict with certainty the timing of actual implementation, the extent of customer choice, or resultant financial impacts.

In April 1996, the FERC issued Orders 888 and 889, which require utilities to provide open access to the interstate transmission grid for wholesale transactions. Order 888 requires public utilities owning, controlling, or operating transmission lines in interstate commerce to file non-discriminatory open access tariffs that contain minimum terms and conditions of non-discriminatory service; allows utilities to charge their current conforming transmission rates or apply for new rates; and allows the full recovery of transition costs. Order 888 also requires that power pools restructure their ongoing operations and open membership to industry participants. Order 889 requires that utilities establish electronic systems to share information about available transmission capacity and to separate their wholesale power marketing and transmission operations functions.

Several FERC Order 888 and 889 requirements have been implemented, including the filing with FERC of Consumers' individual open access tariff and the Joint Transmission Tariff with Detroit Edison for transmission service across the Consumers and Detroit Edison transmission systems, separation of the wholesale merchant function from the transmission function, implementation of the required Code of Conduct, unbundling of wholesale interconnection agreements and related issues. Consumers participated in organizational discussions of a Midwest Independent System Operator, of which Consumers is a member.

One issue related to FERC Orders 888 and 889 that is not resolved is the operation of the Michigan Electric Power Coordination Center. Currently, Consumers and Detroit Edison have an agreement to jointly operate the Michigan Electric Power Coordination Center pool, which provides considerable savings to Michigan electric customers. Consumers would propose to maintain the benefits of the pool for its customers and open up the pool to other participants on a non-discriminatory basis. Detroit Edison seeks to terminate the power pool agreement with Consumers effective April 30, 1997. The current Michigan Electric Power Coordination Center agreement requires a four-year advance notice for termination. The FERC is expected to rule on this issue in 1997. The impact of the FERC decision on Consumers and its customers cannot be predicted.

Consumers currently applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations (see note 19). If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to Consumers' generation operations. This change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, Consumers believes that its regulatory assets, including those related to generation, are probable of future recovery.

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

Gas Outlook: Consumers currently anticipates gas deliveries to grow two percent per year (excluding transportation to the MCV Facility and off-system deliveries) over the next five years, assuming a steadily growing customer base. Additionally, Consumers has several strategies that will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. In addition, Consumers has proposed to the MPSC a fixed gas price for recovery over a three-year period. Consumers is also offering a variety of energy related services to its customers including appliance maintenance, home safety, and home security.

In October 1996, the MPSC issued an order requesting Consumers and other local distribution companies whose rates are regulated by the MPSC to develop pilot programs that would allow any customers to purchase gas from other suppliers and have the gas transported through local pipelines. These pilot programs, which are to be implemented in mid-1997 and last for two years, are intended to help the MPSC determine whether it is appropriate to allow all customers access to the competitive gas transportation market.

Based on a regulated utility accounting standard, SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs (see Note 19).


Other

New Accounting Standards: In 1996, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which is effective for 1997 financial statements. In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities, effective for 1997 financial statements. CMS Energy does not expect the application of these statements to have a material impact on its financial position, liquidity or results of operations.


Consolidated Statements of Income                                                      CMS Energy Corporation


                                                                        In Millions, Except Per Share Amounts
Years Ended December 31                                                           1996       1995        1994

Operating Revenue      Electric utility                                         $2,446     $2,277      $2,189
                       Gas utility                                               1,282      1,195       1,151
                       Oil and gas exploration and production                      130        108          78
                       Independent power production                                140         96          46
                       Natural gas transmission, storage and marketing             320        196         145
                       Other                                                        15         18           5
                                                                                ------     ------      ------
                            Total operating revenue                              4,333      3,890       3,614
                                                                                ------     ------      ------
Operating Expenses     Operation
                         Fuel for electric generation                              296        283         306
                         Purchased power - related parties                         589        491         482
                         Purchased and interchange power                           202        196         162
                         Cost of gas sold                                          997        824         785
                         Other                                                     751        695         621
                                                                                ------     ------      ------
                            Total operation                                      2,835      2,489       2,356
                       Maintenance                                                 178        186         192
                       Depreciation, depletion and amortization                    441        416         379
                       General taxes                                               202        196         184
                                                                                ------     ------      ------
                            Total operating expenses                             3,656      3,287       3,111
                                                                                ------     ------      ------

Pretax Operating       Electric utility                                            402        362         332
Income (Loss)          Gas utility                                                 153        151         135
                       Oil and gas exploration and production                       39         30           8
                       Independent power production                                 68         46          21
                       Natural gas transmission, storage and marketing              28         14           9
                       Other                                                       (13)         -          (2)
                                                                                ------     ------      ------
                            Total pretax operating income                          677        603         503
                                                                                ------     ------      ------

Other Income           Accretion income (Note 2)                                    10         11          13
(Deductions)           Accretion expense (Note 2)                                  (22)       (31)        (35)
                       Other, net                                                    1         10          19
                                                                                ------     ------      ------
                            Total other deductions                                 (11)       (10)         (3)
                                                                                ------     ------      ------

Fixed Charges          Interest on long-term debt                                  230        224         193
                       Other interest                                               29         27          18
                       Capitalized interest                                         (8)        (8)         (6)
                       Preferred dividends                                          28         28          24
                       Preferred securities distributions (Note 8)                   8          -           -
                                                                                ------     ------      ------
                            Net fixed charges                                      287        271         229
                                                                                ------     ------      ------
Income Before Income Taxes                                                         379        322         271

Income Taxes                                                                       139        118          92
                                                                                ------     ------      ------
Consolidated Net Income                                                         $  240     $  204      $  179
                                                                                ======     ======      ======
Net Income Attributable to Common Stocks       CMS Energy                      $   226     $  201      $  179
                                               Class G                         $    14     $    3           -
                                                                                ======     ======      ======
Average Common Shares Outstanding              CMS Energy                           92         89          86
                                               Class G                               8          8           -
                                                                                ======     ======      ======
Earnings Per Average Common Share              CMS Energy                      $  2.45     $ 2.27      $ 2.09
                                               Class G                         $  1.82     $  .38           -
                                                                                ======     ======      ======
Dividends Declared Per Common Share            CMS Energy                      $  1.02     $  .90      $  .78
                                               Class G                         $  1.15     $  .56           -
                                                                                ======     ======      ======

The accompanying notes are an integral part of these statements.

/TABLE


Consolidated Statements of Cash Flows                                                  CMS Energy Corporation


                                                                                                  In Millions

Years Ended December 31                                                             1996      1995       1994

Cash Flows From      Consolidated net income                                     $   240   $   204    $   179
Operating              Adjustments to reconcile net income to net cash
Activities              provided by operating activities
                          Depreciation, depletion and amortization (includes
                           nuclear decommissioning of $49, $51 and $49,
                           respectively)                                             441       416        379
                          Deferred income taxes and investment tax credit             46        75         56
                          Capital lease and debt discount amortization                41        61         73
                          Accretion expense (Note 2)                                  22        31         35
                          Accretion income - abandoned Midland
                           project (Note 2)                                          (10)      (11)       (13)
                          Undistributed earnings of related parties                  (64)      (53)       (25)
                          Power purchases (Note 3)                                   (63)     (137)       (87)
                          Other                                                       20         7          3
                          Changes in other assets and liabilities (Note 17)          (12)       89         12
                                                                                 -------   -------    -------
                            Net cash provided by operating activities                661       682        612
                                                                                 -------   -------    -------

Cash Flows From      Capital expenditures (excludes capital lease additions
Investing             of $31, $31 and $36, respectively and DSM) (Note 17)          (659)     (535)      (575)
Activities           Investments in partnerships and unconsolidated
                      subsidiaries                                                  (163)     (242)       (52)
                     Investments in nuclear decommissioning trust funds              (49)      (51)       (49)
                     Cost to retire property, net                                    (31)      (41)       (38)
                     Acquisition of companies, net of cash acquired                  (20)     (146)         -
                     Deferred demand-side management costs                            (6)       (9)        (9)
                     Proceeds from sale of property                                   79        22         20
                     Other                                                             8       (14)        (6)
                                                                                 -------   -------    -------
                            Net cash used in investing activities                   (841)   (1,016)      (709)
                                                                                 -------   -------    -------

Cash Flows From      Proceeds from bank loans, notes and bonds                       433       333        701
Financing            Proceeds from preferred securities                               97         -          -
Activities           Issuance of common stock                                         95       160         30
                     Repayment of bank loans                                        (256)      (18)      (473)
                     Payment of common stock dividends                              (103)      (84)       (67)
                     Payment of capital lease obligations                            (40)      (37)       (35)
                     Retirement of bonds and other long-term debt                    (37)      (44)      (279)
                     Increase (decrease) in notes payable, net                        (8)        2         80
                     Retirement of common stock                                       (1)       (1)        (2)
                     Issuance of preferred stock                                       -         -        193
                                                                                 -------   -------    -------
                            Net cash provided by financing activities                180       311        148
                                                                                 -------   -------    -------

Net Increase (Decrease) in Cash and Temporary Cash Investments                         -       (23)        51

                     Cash and temporary cash investments
                            Beginning of year                                         56        79         28
                                                                                 -------   -------    -------
                            End of year                                          $    56   $    56    $    79
                                                                                 =======   =======    =======


The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                              CMS Energy Corporation


ASSETS                                                                                              In Millions

December 31                                                                          1996                  1995

Plant and Property      Electric                                                   $6,333                $6,103
(At Cost)               Gas                                                         2,337                 2,218
                        Oil and gas properties (full-cost method)                   1,140                 1,074
                        Other                                                          94                   105
                                                                                   ------                ------
                                                                                    9,904                 9,500
                        Less accumulated depreciation, depletion
                         and amortization (Note 2)                                  4,867                 4,627
                                                                                   ------                ------
                                                                                    5,037                 4,873
                        Construction work-in-progress                                 243                   201
                                                                                   ------                ------
                                                                                    5,280                 5,074
                                                                                   ------                ------

Investments             Independent power production                                  318                   275
                        Natural gas transmission, storage and marketing               233                   193
                        First Midland Limited Partnership (Notes 3 and 20)            232                   225
                        Midland Cogeneration Venture Limited
                         Partnership (Notes 3 and 20)                                 134                   103
                        Other                                                          86                    22
                                                                                   ------                ------
                                                                                    1,003                   818
                                                                                   ------                ------

Current Assets          Cash and temporary cash investments at cost, which
                         approximates market                                           56                    56
                        Accounts receivable and accrued revenue, less allowances
                         of $10 in 1996 and $4 in 1995 (Note 6)                       373                   296
                        Inventories at average cost
                          Gas in underground storage                                  186                   184
                          Materials and supplies                                       86                    83
                          Generating plant fuel stock                                  30                    37
                        Deferred income taxes (Note 5)                                 48                    24
                        Prepayments and other                                         235                   230
                                                                                   ------                ------
                                                                                    1,014                   910
                                                                                   ------                ------

Non-current Assets      Postretirement benefits (Note 12)                             435                   462
                        Nuclear decommissioning trust funds (Note 2)                  386                   304
                        Abandoned Midland project                                     113                   131
                        Other                                                         384                   444
                                                                                   ------                ------
                                                                                    1,318                 1,341
                                                                                   ------                ------

Total Assets                                                                       $8,615                $8,143
                                                                                   ======                ======



                                                                                         CMS Energy Corporation


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                            In Millions

December 31                                                                          1996                  1995

Capitalization          Common stockholders' equity                                $1,702                $1,469
                        Preferred stock of subsidiary                                 356                   356
                        Company-obligated mandatorily redeemable preferred
                         securities of Consumers Power Company Financing I (a)        100                     -
                        Long-term debt (Note 7)                                     2,842                 2,906
                        Non-current portion of capital leases (Note 13)               103                   106
                                                                                   ------                ------
                                                                                    5,103                 4,837
                                                                                   ------                ------





Current Liabilities     Current portion of long-term debt and capital leases          409                   207
                        Notes payable                                                 333                   341
                        Accounts payable                                              348                   306
                        Accrued taxes                                                 262                   254
                        Accounts payable - related parties                             63                    53
                        Power purchases (Note 3)                                       47                    90
                        Accrued interest                                               47                    45
                        Accrued refunds                                                 8                    22
                        Other                                                         206                   192
                                                                                   ------                ------
                                                                                    1,723                 1,510
                                                                                   ------                ------





Non-current             Deferred income taxes (Note 5)                                698                   640
Liabilities             Postretirement benefits (Note 12)                             521                   533
                        Power purchases (Note 3)                                      178                   221
                        Deferred investment tax credits                               161                   171
                        Regulatory liabilities for income taxes,
                         net (Notes 5 and 19)                                          66                    44
                        Other                                                         165                   187
                                                                                   ------                ------
                                                                                    1,789                 1,796
                                                                                   ------                ------


                        Commitments and Contingencies (Notes 2, 3, 4, 13, 14 and 15)



Total Stockholders' Investment and Liabilities                                     $8,615                $8,143
                                                                                   ======                ======


(a)  As described in Note 8, the primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36% subordinated interest notes due 2015 from Consumers.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                                               CMS Energy Corporation


                                                      Optional
                                                    Redemption            Number of Shares          In Millions
December 31                               Series         Price            1996        1995        1996     1995
Consumers' Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption          $4.16       $103.25          68,451      68,451       $   7    $   7
                                            4.50        110.00         373,148     373,148          37       37
                                            7.45        101.00         379,549     379,549          38       38
                                            7.68        101.00         207,565     207,565          21       21
                                            7.72        101.00         289,642     289,642          29       29
                                            7.76        102.21         308,072     308,072          31       31

Consumers' Class A Preferred Stock
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption (a)       2.08         25.00       8,000,000   8,000,000         193      193
                                                                                                 -----    -----
Total Preferred Stock                                                                            $ 356    $ 356
                                                                                                 =====    =====


(a)  Redeemable beginning April 1, 1999.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Common Stockholders' Equity                                 CMS Energy Corporation


                                                                         In Millions, Except Number of Shares

                                                               Other                    Retained
                                     Number     Common       Paid-in   Revaluation      Earnings
                                  of Shares      Stock       Capital       Capital      (Deficit)       Total
Balance at January 1, 1994       85,196,795        $ 1        $1,672          $  -         $(707)      $  966

   Consolidated net income                                                                   179          179
   Common Stock:
     Dividends declared                                                                      (67)         (67)
     Reacquired                     (85,174)                      (2)                                      (2)
     Issued                       1,389,578                       30                                       30
     Reissued                        33,350                        1                                        1
                                 ----------        ---        ------          ----         -----       ------
Balance at December 31, 1994     86,534,549          1         1,701             -          (595)       1,107

   Consolidated net income                                                                   204          204
   Common stock:
     Dividends declared:
       CMS Energy                                                                            (80)         (80)
       Class G                                                                                (4)          (4)
     Reacquired                     (21,514)                      (1)                                      (1)
     Issued:
       CMS Energy                 5,039,019                      126                                      126
       Class G (a)                                               124                                      124
     Reissued                        41,447                        1                                        1
   Change in unrealized
     investment-loss                                                            (8)                        (8)
                                 ----------        ---        ------          ----         -----       ------
Balance at December 31, 1995     91,593,501          1         1,951            (8)         (475)       1,469

   Consolidated net income                                                                   240          240
   Common stock:
     Dividends declared:
       CMS Energy                                                                            (94)         (94)
       Class G                                                                                (9)          (9)
     Reacquired                     (31,700)                      (1)                                      (1)
     Issued:
       CMS Energy                 3,248,225                       90                                       90
       Class G (a)                                                 5                                        5
     Reissued                         3,085                        -                                        -
   Change in unrealized
     investment-gain                                                             2                          2
                                 ----------        ---        ------          ----         -----       ------
Balance at December 31, 1996     94,813,111        $ 1        $2,045          $ (6)        $(338)      $1,702
                                 ==========        ===        ======          ====         =====       ======


(a)  Number of Class G common shares outstanding:

Balance at December 31, 1995      7,618,602

Issued during 1996                  257,872
                                  ---------
Balance at December 31, 1996      7,876,474
                                  =========

The accompanying notes are an integral part of these statements.


                           CMS Energy Corporation
                 Notes to Consolidated Financial Statements


1:   Corporate Structure

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: oil and gas exploration and production; acquisition, development and operation of independent power production facilities; energy marketing to utility, commercial and industrial customers; storage, transmission and processing of natural gas; and international energy distribution.


2:   Summary of Significant Accounting Policies and Other Matters

Basis of Presentation:  The consolidated financial statements include
CMS Energy, Consumers and Enterprises and their wholly owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and include the use of management's estimates. CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the years ended December 31, 1996, 1995 and 1994, undistributed equity earnings were $64 million, $53 million and $25 million, respectively.

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

Maintenance, Depreciation and Depletion: Consumers' property repairs and minor property replacements are charged to maintenance expense. Depreciable property retired or sold plus cost of removal (net of salvage credits) is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.5 percent for 1996, 1995 and 1994. The composite rate for gas utility plant was 4.2 percent for 1996, 4.3 percent for 1995 and 4.2 percent for 1994.

The composite rate for other plant and property was 5.5 percent for 1996,
4.9 percent for 1995 and 4.7 percent for 1994.

CMS NOMECO follows the full-cost method of accounting and, accordingly, capitalizes its exploration and development costs, including the cost of non-productive drilling and surrendered acreage, on a country-by-country basis. The capitalized costs in each cost center are being amortized on an overall units-of-production method based on total estimated proved oil and gas reserves. Other non-utility depreciable property is amortized over its estimated useful life; gains and losses are recognized at the time of sale.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE is required to begin accepting deliveries of spent nuclear fuel by January 31, 1998 for disposal, even if a permanent repository is not then operational. Utilities and their customers have been prepaying the costs of DOE transport and disposal through fees based on electric generation by their nuclear plants. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983 until the first of its spent fuel is delivered to the DOE. At December 31, 1996, Consumers has a recorded liability to the DOE of $106 million, including interest, which is to be paid prior to the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries by the date required by law, Consumers and other utilities filed suit in federal court. The utilities are seeking a declaration that they are relieved of their obligation to remit their quarterly fee payments to the DOE and are authorized to escrow any related fees collected from their customers, unless and until the DOE begins to accept spent nuclear fuel. The suit seeks an order requiring the DOE to develop a program to begin acceptance of spent nuclear fuel by January 31, 1998. Also in 1997, federal legislation was reintroduced to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada.

Nuclear Plant Decommissioning: Consumers collected $49 million in 1996 from its electric customers toward the future decommissioning of its two nuclear plants. In April 1996, Consumers received a decommissioning order from the MPSC which estimated decommissioning costs for Big Rock and Palisades to be $317 million and $548 million (in 1996 dollars), respectively. The estimated decommissioning costs increased from previous estimates principally due to the unavailability of low- and high-level radioactive waste disposal facilities. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. To meet NRC decommissioning requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. After the plants are retired, Consumers plans to maintain the facilities in protective storage until radioactive waste disposal facilities are available. As a result, the majority of decommissioning costs will be incurred after each plant's NRC operating license expires. When Big Rock's and Palisades' NRC licenses expire in 2000 and 2007, respectively, the trust funds are estimated to have accumulated $257 million and $686 million, respectively. It is estimated that at the time the plants are fully decommissioned (in the years 2030 for Big Rock and 2046 for Palisades), the trust funds will have provided $1 billion for Big Rock and $2.1 billion for Palisades, including trust earnings over this decommissioning period. Based on this plan, Consumers believes that the current decommissioning surcharge will be sufficient to provide for decommissioning of its nuclear plants. At December 31, 1996, Consumers had an investment in nuclear decommissioning trust funds of $386 million.

Reclassifications: CMS Energy has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

Related-Party Transactions: In 1996, 1995 and 1994, Consumers purchased $50 million, $53 million and $48 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $17 million, $26 million and $22 million for 1996, 1995 and 1994, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 20. Other related-party transactions are immaterial.

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

Utility Regulation: Consumers accounts for the effects of regulation based on a regulated utility accounting standard, SFAS 71. As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized. If all or a separable portion of Consumers' operations becomes no longer subject to the provisions of utility regulation, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for Consumers' remaining operations. In addition, Consumers would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. For further discussion, see MD&A Forward-Looking Information and
Note 19.

Other:  For significant accounting policies regarding income taxes, see
Note 5; for executive incentive compensation, see Note 11; for pensions and other postretirement benefits, see Note 12; and for cash equivalents, see Note 17.


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

Summarized Statements of Income for CMS Midland and CMS Holdings:

                                                             In Millions
Years Ended December 31                               1996    1995  1994

Pretax operating income                                $40     $35   $12
Income taxes and other                                  11      10    (1)
                                                       ---     ---   ---
Net income                                             $29     $25   $13
                                                       ===     ===   ===
Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership under the PPA is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The MPSC allows Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity. The MPSC order allowing recovery was affirmed in March 1996 by the Court of Appeals. Consumers is recovering capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis.

Consumers previously recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on management's assessment of the future availability of the MCV Facility and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC-authorized level, could be resold. At December 31, 1996 and 1995, the after-tax present value of the PPA liability totaled $147 million and $202 million, respectively. The reduction in the liability since December 31, 1995 reflects after-tax cash underrecoveries of $41 million along with $28 million related to the termination of power purchase agreements, partially offset by after-tax accretion expense of $14 million. The undiscounted after-tax amount associated with the liability totaled $549 million at December 31, 1996.

In November 1996, the MPSC approved a Settlement Agreement proposed by Consumers and the MPSC staff that addressed cost recovery for the remaining 325 MW of MCV Facility capacity. Beginning January 1, 1996, Consumers was permitted to recover an average capacity charge of 2.86 cents per kWh for this power. The approved average capacity charge increased to 3.62 cents per kWh for 65 MW of the 325 MW on November 1, 1996, and for an additional 44 MW on January 1, 1997. Cost recovery for the remaining 216 MW is based upon the escalation of the average capacity charge by three percent annually until it reaches 3.62 cents per kWh in 2004, and remains at this ceiling rate through the end of the contract. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below.

                                                       In Millions
                     1997      1998      1999      2000       2001

Estimated cash
underrecoveries,
net of tax            $28       $23       $22       $21        $20
                      ===       ===       ===       ===        ===

After considering the effects of the Settlement Agreement, Consumers believes that the original loss recorded in 1992 remains adequate. The amount of underrecoveries of power costs continues to be based, in part, on management's best assessment of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, future losses will need to be recognized over and above amounts previously recorded. Further, Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual facility operations.

Power Supply Cost Recovery Matters Related to Power Purchases from the MCV
Partnership: As part of the 1993 and 1994 plan case orders, the MPSC confirmed the recovery of certain costs related to power purchases from the MCV Partnership. ABATE or the Attorney General appealed these plan case orders to the Court of Appeals. In February 1996, the Court of Appeals affirmed the MPSC's order in the 1993 plan case.

As part of its decision in the 1993 power supply cost recovery reconciliation case issued in 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of a 1993 MPSC order and appealed this issue. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's order. Consumers and the MCV Partnership filed petitions for rehearing of the Court of Appeals opinion, which were denied in January 1997.


4:   Rate Matters

Electric Proceedings: In February 1996, the MPSC issued a partial final order in the retail electric rate case filed in 1994, granting Consumers a $46 million annual increase in its electric retail rates and authorizing a
12.25 percent return on common equity. Consumers also had separate requests before the MPSC to offer competitive special rates to certain large qualifying customers and to modify certain depreciation rates and practices. In November 1996, the MPSC issued a final order in the Settlement Agreement which combined the separate requests. The rate increase and rate of return were not changed from the partial final order and Consumers was authorized to accelerate recovery of its nuclear plant investment by charging $18 million of annual steam production plant depreciation expense to the nuclear production depreciation reserve. Recovery of the additional 325 MW of MCV Partnership contract capacity charges was also approved (see Note 3).

The Settlement Agreement also requires Consumers to establish a direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of sales, of which 410 MW has already been filled by existing contracts; 140 MW may be filled by either direct access customers or new special contracts which Consumers has signed and submitted to the MPSC for approval; and the remaining 100 MW must be made available solely to direct access customers for at least 18 months. Rehearing petitions have been filed by Consumers and other interested parties.

Gas Proceedings: In March 1996, the MPSC issued a final order in a 1994 rate case, authorizing recovery of costs related to postretirement benefits and former manufactured gas plant sites (see Note 12). Overall, however, the order decreased Consumers' gas rates by $12 million annually and authorized an 11.6 percent return on common equity.

In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The Administrative Law Judge issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. For the year ended December 31, 1996, $6 million would be subject to refund. Consumers will continue to oppose this view before the MPSC.

In December 1996, the MPSC authorized Consumers to implement a pilot gas transportation program for 40,000 customers in Bay County, Michigan. The pilot program will provide residential and small commercial customers the opportunity to purchase gas from suppliers other than Consumers for a two year period beginning April 1997. Consumers will retain its role as sole transporter and distributor of this gas.

In 1993, the MPSC issued an order favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers, which was affirmed on judicial review by state courts. In December 1996, the U.S. Supreme Court denied the producers' request to review that decision. In early 1995, management concluded that the intrastate producers' pending appeals of the order would not be successful and, accordingly, reversed a previously accrued contingency and recorded a $23 million (pretax) benefit.

In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

In December 1996, Consumers filed a request with the MPSC to totally suspend the GCR clause and employ a fixed price for recovery of gas costs for a period of three years ending in March 2000. There would be no reconciliations and no reopenings for that period of time. In April 2000, a new GCR factor would be implemented.

Resolution of the issues discussed in this note is not expected to have a material impact on CMS Energy's financial position or results of operations.


5:   Income Taxes

CMS Energy and its subsidiaries (including Consumers) file a consolidated federal income tax return. Income taxes are generally allocated based on each company's separate taxable income. CMS Energy and Consumers practice full deferred tax accounting for temporary differences, but federal income taxes have not been recorded on the undistributed earnings of foreign subsidiaries where CMS Energy intends to permanently reinvest those earnings.

CMS Energy uses ITC to reduce current income taxes payable and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that can be carried forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT.

The significant components of income tax expense (benefit) consisted of:

                                            In Millions
Years Ended December 31        1996      1995      1994

Current income taxes           $ 93      $ 43      $ 36
Deferred income taxes            56        85        66
Deferred ITC, net               (10)      (10)      (10)
                               ----      ----      ----
                               $139      $118      $ 92
                               ====      ====      ====
The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                  In Millions
December 31                                   1996       1995

Property                                    $ (621)   $  (603)
Unconsolidated investments                    (259)      (266)
Postretirement benefits (Note 12)             (165)      (173)
Abandoned Midland project                      (40)       (46)
Employee benefit obligations
 (includes postretirement benefits
 of $167 and $175) (Note 12)                   201        204
AMT carryforward                               172        161
Power purchases (Note 3)                        82        112
ITC carryforward                                 -         23
Other                                          (20)       (28)
                                               ---        ---
                                           $  (650)   $  (616)
                                           =======    =======
Gross deferred tax liabilities             $(1,715)   $(1,698)
Gross deferred tax assets                    1,065      1,082
                                           -------    -------
                                            $ (650)   $  (616)
                                           =======    =======
The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:








                                                         In Millions
Years Ended December 31                          1996    1995   1994

Consolidated net income before
  preferred dividends                            $268    $232   $203
Income tax expense                                139     118     92
                                                 ----   --- -   ----
                                                  407     350    295
Statutory federal income tax rate                x 35%   x 35%  x 35%
                                                 ----   --- -   ----
Expected income tax expense                       142     123    103
Increase (decrease) in taxes from:
 Foreign income taxes                               6       3      -
 Capitalized overheads previously
  flowed through                                    5       5      5
 Differences in book and tax depreciation
  not previously deferred                           6       6      7
 ITC amortization                                 (10)    (10)   (10)
 Section 29 Fuel Tax Credits                      (13)    (13)    (8)
 Other, net                                         3       4     (5)
                                                 ----   --- -   ----
                                                 $139    $118   $ 92
                                                 ====   === =   ====

6:   Short-Term Financings

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through 1998. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $120 million that are used to finance seasonal working capital requirements. At December 31, 1996, a total of $333 million was outstanding at a weighted average interest rate of 6.3 percent, compared with $341 million outstanding at December 31, 1995, at a weighted average interest rate of
6.5 percent.

Consumers has in place a $500 million trade receivables purchase and sale program. At December 31, 1996 and 1995, receivables sold under the agreement totaled $318 million and $295 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold. In 1996, Consumers entered into a $100 million swap agreement to hedge the variable rate exposure under the trade receivables purchase and sale program. The swap agreement terminates in November 1998.


7:   Long-Term Debt

At December 31, 1996 and 1995, long-term debt consists of the following:


                                                                In Millions
                                                                December 31
                     Maturing/Expiring    Interest Rate         1996   1995

First Mortgage Bonds      1996 to 2023  5.875% to 7.375%      $1,305 $1,341
Long-Term Bank Debt          July 1999              6.0%(a)      400    400
Senior Deferred Coupon
 Notes                   1997 and 1998   9.5% and 9.875%(a)      347    347
General Term Notes
(Registered Trademark):
  Series A                1997 to 2003              7.7%(a)      250    221
  Series B                1999 to 2003              8.0%(a)      103      -
Pollution Control
  Revenue Bonds           2000 to 2018              5.1%(a)      131    131
Term Loan Agreement:
  CMS Energy                      2002              7.3%(a)      125    125
  CMS Generation                  2001              7.2%(a)      107      -
Revolving Line of Credit          1999              6.2%(a)      122    112
Unsecured Revolving
  Credit Facility                 1998              6.8%(a)      120    118
Nuclear Fuel Disposal              (b)              5.1%(a)      106    100
Bank Loans                1997 to 2006              7.4%(a)      102    177
Other                                -               -             3      4
                                                                 ---    ---
Principal Amount
  Outstanding                                                  3,221  3,076
Current Amounts                                                 (370)  (161))
Net Unamortized
  Discount                                                        (9)    (9))
                                                              ------ ------
Total Long-Term Debt                                          $2,842 $2,906
                                                              ====== ======
(a) Represents the weighted average interest rate at December 31, 1996.
(b) Due date uncertain (see Note 2).

The scheduled maturities of long-term debt and improvement fund obligations are as follows: $370 million in 1997, $714 million in 1998, $845 million in 1999, $20 million in 2000 and $195 million in 2001.

CMS Energy

In 1995, CMS Energy amended the terms of its $400 million Unsecured Revolving Credit Facility, originally dated July 29, 1994 and increased the amount to $450 million and extended the termination date to June 30, 1998. CMS Energy also entered into a $125 million, seven-year Term Loan Agreement dated November 21, 1995.

In 1996, CMS Energy filed a shelf registration with the SEC for the issuance and sale of up to $125 million CMS Energy Series B General Term Notes(Registered Trademark), with net proceeds to be used for general corporate purposes.

Consumers

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles and the need for regulatory approvals in compliance with appropriate federal law.

Long-Term Bank Debt: Consumers has a $400 million unsecured, variable rate, long-term loan.

Other: Consumers has FERC authorization through November 1998 to issue up to $500 million of long-term securities for the purposes of refinancing or refunding existing long-term securities.

Consumers long-term pollution control revenue bonds are secured by irrevocable letters of credit or first mortgage bonds.

In October 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan. At December 31, 1996, the loan had a weighted average interest rate of 6.0 percent.

CMS NOMECO

In 1996, CMS NOMECO replaced its $140 million revolving credit agreement with a $225 million revolving credit agreement which converts to term loans maturing from March 1999 through March 2003.

Senior serial notes amounting to $28 million, with a weighted average interest rate of 9.4 percent, were repaid in full on August 10, 1995. In connection with this early extinguishment of debt, CMS NOMECO incurred a $1.5 million prepayment premium. The notes were retired with available proceeds from the bank credit line.

CMS Generation

In 1995, CMS Generation entered into a one-year $118 million bridge credit facility for the acquisition of Hydra-Co of which $109 million remained outstanding as of December 31, 1995. In 1996, CMS Generation refinanced this bridge facility with a $110 million, five-year term loan.


8:   Capitalization

CMS Energy

Capital Stock: In 1995, CMS Energy amended its Articles and authorized a new class of common stock of CMS Energy, designated Class G Common Stock, which reflects the separate performance of the gas distribution, storage and transportation businesses of Consumers Gas Group. The pre-existing CMS Energy Common Stock continues to be outstanding and reflects the performance of all of the businesses of CMS Energy and its subsidiaries, including the business of the Consumers Gas Group, except for the interest in the Consumers Gas Group attributable to the Outstanding Shares. The filing of the restated Articles with the Michigan Department of Commerce increased the number of authorized shares of capital stock from 255 million shares to 320 million shares, consisting of 250 million shares of CMS Energy Common Stock, par value $.01 per share, 60 million shares of Class G Common Stock, no par value, and 10 million shares of Preferred Stock, par value $.01 per share.

CMS Energy filed a shelf-registration statement with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities encompassing Common Stock, Preferred Stock of CMS Energy or of a special purpose affiliate of CMS Energy, and/or unsecured debt of CMS Energy. In the third quarter 1995, CMS Energy received net proceeds of $123 million from the issuance of 7.52 million shares of Class G Common Stock at a price to the public of $17.75 per share, initially representing 23.50 percent of the common stockholder's equity value attributed to the Consumers Gas Group. All of the proceeds funded the capital programs and were used for general corporate purposes of CMS Energy. Initially, such proceeds were used to repay a portion of CMS Energy's indebtedness, none of which is attributable to the Consumers Gas Group. The issuance of additional shares during 1996 and 1995 increased the common stockholders' equity value attributable to the Consumers Gas Group, represented by the Outstanding Shares, to 24.24 percent and 23.73 percent as of December 31, 1996 and 1995.

In 1996, CMS Energy received net proceeds of $95 million from the issuance of common stock. The issuance of 2.1 million of those shares completes the remaining amount on a shelf-registration filing by CMS Energy with the SEC on February 15, 1995 covering the issuance of up to $200 million of securities. Proceeds from the sale were used for general corporate purposes of CMS Energy.

Other: Under its most restrictive borrowing arrangement at December 31, 1996, none of CMS Energy's consolidated net income was restricted for payment of common dividends.

Consumers

Capital Stock: In 1996, four million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through Consumers Power Company Financing I, a business trust wholly owned by Consumers. Net proceeds from the sale totaled $97 million. Consumers Power Company Financing I was formed for the sole purpose of issuing the Trust Originated Preferred Securities. Its primary asset is $103 million principal amount of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers which mature in 2015. Consumers' obligations with respect to the Trust Originated Preferred Securities under the notes, under the indenture under which the notes have been issued, under Consumers' guarantee of the Trust Originated Preferred Securities, and under the declaration by the trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Preferred Securities.

Other: Under the provisions of its Articles at December 31, 1996, Consumers had $255 million of unrestricted retained earnings available to pay common dividends.

CMS NOMECO

In 1995, CMS Energy acquired Walter for $49 million, consisting of $27 million of CMS Energy Common Stock and $22 million in cash and assumed debt. Walter was merged with a wholly owned subsidiary of CMS NOMECO.

In 1995, CMS Energy acquired 100 percent of the common stock of Terra for $63 million. Terra has become a wholly owned subsidiary of CMS NOMECO.


9:   Earnings Per Share and Dividends

Earnings per share attributable to Common Stock, for the year ended December 31, 1996 reflect the performance of the Consumers Gas Group. Earnings per share attributable to Common Stock, for the year ended December 31, 1995 reflect the performance of the Consumers Gas Group since initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock has participated in earnings and dividends from its issue date. The allocation of earnings (loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings (loss) attributable to Outstanding Shares are equal to Consumers Gas Group net income (loss) multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator represents the weighted average number of Outstanding Shares and retained interest shares, shares not held by the holders of the Outstanding Shares, during the period. The earnings attributable to Class G Common Stock on a per share basis, for the year ended December 31, 1996 and 1995, are based on 23.79 percent of the income of the Consumers Gas Group and 23.45 percent of the income of the Consumers Gas Group since the initial issuance, respectively.

Earnings per share for Class G Common Stock is omitted from the statement of income for the year ended December 31, 1994, since Class G Common Stock was not part of the equity structure of CMS Energy. For purpose of analysis, following are pro forma data for the years ended December 31, 1995 and 1994 which give effect to the issuance and sale of 7.52 million shares of Class G Common Stock (representing 23.50 percent of the equity attributable to Consumers Gas Group) on January 1, 1994.

                                  In Millions, Except Per Share Amounts
                                          Actual  Pro Forma   Pro Forma
Years Ended December 31                     1996       1995        1994

Consolidated Net Income                    $ 240      $ 204       $ 179
Net Income Attributable to Common Stocks
  CMS Energy                                 226        189         167
  Class G                                     14         15          12
Average Common Shares Outstanding
  CMS Energy                              92.462     88.810      85.888
  Class G                                  7.727      7.536       7.520
Earnings Per Average Common Share
  CMS Energy                               $2.45      $2.14       $1.94
  Class G                                  $1.82      $1.93       $1.66
                                          ======     ======      ======

Holders of Class G Common Stock have no direct rights in the equity or assets of Consumers Gas Group, but rather have rights in the equity and assets of CMS Energy as a whole. In the sole discretion of the Board of Directors, dividends may be paid exclusively to the holders of Class G Common Stock, exclusively to the holders of CMS Energy Common Stock, or to the holders of both classes in equal or unequal amounts. The Board of Directors has stated its intention to declare and pay dividends on the CMS Energy Common Stock based primarily on the earnings and financial condition of CMS Energy. Dividends on Class G Common Stock are paid at the discretion of the Board of Directors based primarily upon the earnings and financial condition of Consumers Gas Group, and to a lesser extent, CMS Energy as a whole.

In February and May 1996, CMS Energy paid a dividend of $.24 per share on CMS Energy Common Stock and $.28 per share on Class G Common Stock. In August and November 1996, CMS Energy paid a dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock. In January 1997, the Board of Directors declared a quarterly dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock, which were paid in February 1997.


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

The carrying amount of long-term debt was $2.8 billion and $2.9 billion at December 31, 1996 and 1995, respectively, and the fair value was $2.9 billion and $3.0 billion on those dates. Although the current fair value of the long-term debt may differ from the current carrying amount, settlement of the reported debt is generally not expected until maturity. The carrying amount of preferred stock and securities was $456 million and $356 million at December 31, 1996 and 1995, respectively, and the fair value was $439 million and $344 million on those dates.

The fair values of CMS Energy's off-balance-sheet financial instruments are based on the amounts estimated to terminate or settle the instruments. At December 31, 1996, the fair value of CMS Energy's interest rate swap agreements, with a notional amount of $617 million, was $10 million, representing the amount that CMS Energy would have to pay to terminate the agreements. The settlement of the interest rate swap agreements in 1996 did not materially effect interest expense. At December 31, 1995, CMS Energy would have paid $16 million to terminate the agreements. Also refer to Note 14 for a discussion of CMS NOMECO's price hedging arrangements and their fair values. Guarantees were $102 million and $148 million at December 31, 1996 and 1995, respectively.

The amortized cost of CMS Energy's nuclear decommissioning investments, which are considered available for sale securities in accordance with SFAS 115, Accounting For Certain Investments in Debt and Equity Securities, was $351 million and $286 million as of December 31, 1996 and 1995. The unrealized gain, which is classified in accumulated depreciation by Consumers, was $35 million and $18 million as of December 31, 1996 and 1995.


11:   Executive Incentive Compensation

Under CMS Energy's Performance Incentive Stock Plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock of CMS Energy and are subject to performance-based business criteria for certain plan awards. The plan reserves for award not more than three percent of CMS Energy's Common Stock outstanding on January 1 each year, less the number of shares of restricted Common Stock awarded and of Common Stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures are subject to award under the plan. At December 31, 1996, awards of up to 986,240 shares of CMS Energy Common Stock and 198,947 shares of Class G Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years and are subject to achievement of specified levels of total shareholder return. Further, the restricted stock is subject to forfeiture if employment terminates before vesting.
If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1996, 541,088 shares of the 600,838 restricted shares of CMS Energy Common Stock outstanding are subject to performance objectives. At December 31, 1996 all of the 16,347 restricted shares of Class G Stock outstanding are subject to performance objectives.

CMS Energy's Executive Stock Option and Stock Appreciation Rights Plan, an earlier plan approved by shareholders, expired in 1995. However, options and stock appreciation rights granted under this plan remain outstanding.

Under both plans, for stock options and stock appreciation rights, the exercise price on each grant date equaled the closing market price on the grant date. Options are exercisable upon grant and expire up to ten years and one month from date of grant. The status of the restricted stock granted to CMS Energy's key employees under the Performance Incentive Stock Plan and options granted under both plans follows.


                             Restricted
                              Stock           Options
                                 Number      Number    Weighted-Average
                              of Shares   of Shares      Exercise Price
CMS Energy Common Stock:
Outstanding at
 January 1, 1994                316,187   1,498,966             $ 23.61
  Granted                       133,500     273,000             $ 22.00
  Exercised or Issued           (39,361)   (158,300)            $ 15.64
  Forfeited                     (79,970)          -                   -
  Expired                             -    (123,000)            $ 31.68
                                -------    --------            --------
Outstanding at
 December 31, 1994              330,356   1,490,666             $ 23.50
  Granted                       253,337     304,000             $ 25.08
  Exercised or Issued           (43,939)   (147,666)            $ 14.52
  Forfeited                     (22,307)          -                   -
  Expired                             -     (55,000)            $ 27.46
                                -------   ---------            --------
Outstanding at
 December 31, 1995              517,447   1,592,000             $ 24.50
  Granted                       222,000     368,176             $ 30.55
  Exercised or Issued           (92,533)   (231,550)            $ 20.79
  Forfeited                     (46,076)          -                   -
  Expired                             -     (12,000)            $ 32.88
                                -------   ---------             -------
Outstanding at
 December 31, 1996              600,838   1,716,626             $ 26.24
                                =======   =========             =======

Restricted shares of Class G Common Stock granted during 1996 and 1995 totaled 9,423 and 6,924, respectively. Options of Class G Common Stock granted at a price of $17.88 during 1996 and 1995 totaled 11,000 and 10,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 1996:








                          Number         Weighted-      Weighted-
       Range of        of Shares           Average      Average
Exercise Prices      Outstanding    Remaining Life      Exercise Price

$13.00 - $19.50          154,500         4.2 years     $ 15.82
$19.51 - $29.00          851,450         6.5 years     $ 23.59
$29.01 - $34.25          710,676         6.4 years     $ 31.67
---------------        ---------         ---------     -------
$13.00 - $34.25        1,716,626         6.2 years     $ 26.24
===============        =========         =========     =======
The weighted average remaining life of Class G Common Stock options is 9.2 years.

The weighted average fair value of options granted for CMS Energy Common Stock was $6.94 in 1996, $5.37 in 1995, and $5.32 in 1994. The weighted average fair value of options granted for Class G Common Stock was $1.59 in 1996 and $1.57 in 1995. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

Years Ended December 31               1996      1995       1994

CMS Energy Common Stock Options
  Risk-free interest rate            6.63%     6.17%      6.94%
  Expected stock-price volatility   24.08%    27.12%     28.83%
  Expected dividend rate             $ .27     $ .24      $ .24
  Expected option life             5 years   5 years    5 years

Class G Common Stock Options
  Risk-free interest rate            6.63%     6.17%
  Expected stock-price volatility   16.19%    16.19%
  Expected dividend rate            $ .295    $ .295
  Expected option life             5 years   5 years
                                   =======   =======

CMS Energy applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. The compensation cost charged against income for restricted stock was $2 million in 1996, $3 million in 1995, and was less than $1 million in 1994. If compensation cost for stock options had been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, CMS Energy's consolidated net income and earnings per share would have been as follows:

                                In Millions, Except Per Share Amounts
                                            Pro Forma    As Reported
Years Ended December 31                   1996  1995     1996   1995

Consolidated Net Income                   $239  $203    $ 240  $ 204
Net Income Attributable to Common Stocks
  CMS Energy                               225   200      226    201
  Class G                                   14     3       14      3
Earnings Per Average Common Share
  CMS Energy                              2.43  2.26     2.45   2.27
  Class G                                 1.76   .34     1.82    .38
                                          ====  ====     ====   ====

12:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions: CMS Energy and its subsidiaries provide certain health care and life insurance benefits for retired employees and their eligible dependents. Substantially all employees may become eligible for such benefits if they attain retirement status while working for CMS Energy or its subsidiaries. CMS Energy and its subsidiaries adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 19). CMS Energy's international subsidiaries expensed their accumulated transition obligation liability. The amount of such transition obligation is not material to the presentation of the consolidated financial statements or significant to CMS Energy's total transition obligation. The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years. During 1995, the FERC granted Consumers a waiver of a three-year filing requirement for cost recovery with respect to its wholesale electric business. At December 31, 1996, Consumers had recorded a regulatory asset and liability of $7 million. By early 1997, the FERC had authorized recovery of these costs. CMS Energy funds the benefits using external Voluntary Employee Beneficiary Associations, a legal entity, established under guidelines of the Internal Revenue Code, through which the company can provide certain benefits for its employees or retirees. Funding of the benefits coincides with Consumers' recovery in rates.

Retiree health care costs at December 31, 1996 are based on the assumption that costs would increase 8.5 percent in 1997, then decrease gradually to
6.0 percent in 2004 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year's estimated health care cost assumption would increase the accumulated postretirement benefit obligation at December 31, 1996 by $97 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1996 by $11 million.

Years Ended December 31               1996   1995    1994

Weighted average discount rate       7.75%  7.50%   8.00%
Expected long-term rate of
  return on plan assets              7.00%  7.00%   7.00%
                                     =====  =====   =====

Net postretirement benefit costs for the health care benefits and life insurance benefits consisted of:

                                              In Millions
Years Ended December 31               1996   1995    1994

Service cost                          $ 13    $11     $13
Interest cost                           42     40      41
Actual return on assets                (14)    (4)      -
Net amortization and deferral            8      1       -
                                       ---    ---     ---
Net postretirement benefit costs      $ 49    $48     $54
                                       ===    ===     ===

The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31 as follows:

                                              In Millions
                                             1996    1995

Actuarial present value of
 estimated benefits
  Retirees                                  $ 330   $ 331
  Eligible for retirement                      66      46
  Active (upon retirement)                    190     200
                                             ----    ----
Accumulated postretirement benefit
  obligation                                  586     577
Plan assets (primarily stocks, bonds
  and money market investments) at
  fair value                                  138      78
                                             ----    ----
Accumulated postretirement benefit
  obligation in excess of plan assets        (448)   (499)
Unrecognized net (gain) loss from
  experience different than assumed           (36)      1
Unrecognized prior service cost                 7       -
                                             ----    ----
Recorded liability                          $(477)  $(498)
                                            =====   =====

The health care portion of the accumulated postretirement benefit obligation is $570 million and $562 million at December 31, 1996 and 1995, respectively.

Supplemental Executive Retirement Plan: Certain management employees qualify to participate in the SERP. SERP benefits, which are based on an employee's years of service and earnings as defined in the SERP, are paid from a trust established and funded in 1988. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in consolidated assets. At
December 31, 1996 and 1995, trust assets were $30 million and $28 million, respectively, and were classified as other non-current assets.

Defined Benefit Pension Plan: The Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan was fully funded, no contributions were made in 1996 and 1994. A contribution of $9 million was made in 1995.

Years Ended December 31               1996   1995    1994

Discount rate                        7.75%  7.50%   8.00%
Rate of compensation increase        4.00%  4.50%   4.50%
Expected long-term rate of
 return on assets                    9.25%  9.25%   9.25%
                                     =====  =====   =====

Net Pension Plan and SERP costs consisted of:

                                              In Millions
Years Ended December 31               1996   1995    1994

Service cost                          $ 26   $ 23    $ 24
Interest cost                           58     56      51
Actual return on plan assets           (63)  (168)     21
Net amortization and deferral           (6)   103     (85)
                                       ---    ---     ---
Net periodic pension cost             $ 15   $ 14    $ 11
                                       ===    ===     ===

The funded status of the Pension Plan and SERP reconciled to the pension liability recorded at December 31 was:

                                                           In Millions
                                          Pension Plan      SERP
                                              1996  1995     1996 1995

Actuarial present value of
 estimated benefits
  Vested                                      $504  $496     $ 21 $ 20
  Non-vested                                    72    74        1    1
                                               ---   ---      ---  ---
Accumulated benefit obligation                 576   570       22   21
Provision for future pay increases             158   183       15   13
                                               ---   ---      ---  ---
Projected benefit obligation                   734   753       37   34
Plan assets (primarily stocks and bonds,
 including $117 in 1996 and $104 in 1995
 in common stock of CMS Energy) at
 fair value                                    779   779        -    -
                                               ---   ---      ---  ---
Projected benefit obligation less than
  (in excess of) plan assets                    45    26      (37) (34)
Unrecognized net (gain) loss from
 experience different than assumed             (99)  (69)       5    7
Unrecognized prior service cost                 39    43        2    2
Unrecognized net transition (asset)            (27)  (32)       -    -
                                               ---   ---      ---  ---
Recorded liability                           $ (42) $(32)    $(30)$(25)
                                               ===   ===      ===  ===

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

Defined Contribution Plan: CMS Energy provides a defined contribution 401(k) plan to all U.S. employees of CMS Energy and its subsidiaries which are at least 80 percent owned and have adopted the plan. CMS Energy will match at least one-half of the amount contributed by employees up to 3 percent of their salary. These contributions to the plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were approximately $18 million in 1996 and $17 million in 1995 and 1994.


13:   Leases

CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement is scheduled to expire in November 1998 and provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $69 million as of December 31, 1996. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 1996, were:

                                       In Millions
                             Capital     Operating
                              Leases        Leases

1997                            $ 48           $ 9
1998                              66             8
1999                              14             7
2000                              13             5
2001                              11             5
2002 and thereafter               14            29
                                 ---           ---
Total minimum lease payments     166          $ 63
Less imputed interest             24           ===
                                 ---
Present value of net minimum
 lease payments                  142
Less current portion              39
                                 ---
Non-current portion             $103
                                 ===

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 1996, 1995 and 1994, were $8 million, $11 million and $10 million, respectively.

Capital lease expenses for the years ended December 31, 1996, 1995 and 1994 were $46 million, $46 million and $43 million, respectively.
Included in these amounts for the years ended 1996, 1995 and 1994 are nuclear fuel lease expenses of $25 million, $25 million and $21 million, respectively.


14:   Commitments, Contingencies and Other

Environmental Matters: Consumers is a so-called potentially responsible party at several sites being administered under the Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known sites will be between $2 million and $9 million. At December 31, 1996, Consumers has accrued $2 million for its estimated losses.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Four of the five plans submitted by Consumers have been approved by the appropriate environmental regulatory authority in the State of Michigan. Findings for the two completed remedial investigations indicate that the expenditures for those two sites are likely to be less than the amounts projected before the studies were performed. However, these findings may not be representative of all of the sites. Data available and continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At December 31, 1996, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in March 1996, environmental clean-up costs above the amount currently being recovered in rates will be deferred and amortized over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clear Air Act, as amended on November 15, 1990, contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $40 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fired units to be an additional $35 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected as a result of expenditures that will be made to comply with the Clean Air Act.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $965 million for 1997, $903 million for 1998 and $857 million for 1999.

Commitments for Coal and Gas Supplies: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1997 to 2004. Consumers contracts for 60 - 70 percent of its annual coal requirements which in 1996 totaled $243 million (62 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

Consumers has entered into gas supply contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1997 to 2003. Consumers' 1996 gas requirements totaled 266 bcf at a cost of $747 million, 80 percent of which was under long-term contracts for one year or more. As of the end of 1996, Consumers had 35 percent of its 1997 gas requirements under such long-term contracts, and will supplement them with additional long-term contracts and spot-market purchases.

Other: As of December 31, 1996, CMS Energy and Enterprises have guaranteed up to $102 million in contingent obligations of unconsolidated affiliates and unrelated parties.

CMS NOMECO periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1996, CMS NOMECO had contracts on
13.8 bcf of gas for the delivery months of January though December 1997 at prices ranging from $1.92 to $2.80 per MMBtu and on 2.0 million barrels of oil at prices ranging from $19.50 to $22.90 per barrel. CMS NOMECO paid $3 million for settlement of January 1997 contracts on 1.6 bcf of gas. As of December 31, 1996, the fair value of the remaining 1997 gas and oil contracts reflected payment due by CMS NOMECO of $5 million. These arrangements are accounted for as hedges; accordingly, gains or losses are deferred and recognized at such time as the hedged transaction is completed. If there was a loss of correlation between the changes in (1) the market value of the commodity price contracts and (2) the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked to market and gains and losses would be recognized in the income statement currently.

CMS NOMECO also has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas for the years 2001 - 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed, escalated price starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 MMBtu. If the floating price, essentially the then current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At December 31, 1996, the seller had arranged a letter of credit in CMS NOMECO's favor for $2.5 million. As of December 31, 1996, the fair value of this contract reflected $16 million due to the seller, representing the amount CMS NOMECO would have to pay to terminate the agreement.

A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns and has an ongoing program to modify the grounding of all customer services. As of January 1997, Consumers had 22 separate stray voltage lawsuits awaiting trial court action, down from 30 lawsuits at December 31, 1995, and 83 lawsuits at December 31, 1994.

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


15:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 which estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered Consumers to file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. Consumers filed its decommissioning plan for Big Rock with the NRC in 1995.

The NRC has approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades; however, certain parties, including the Attorney General, have petitioned the NRC to suspend Consumers' general license to store spent fuel, claiming that Consumers' cask unloading procedure does not satisfy NRC regulations. The NRC staff has reviewed the petition and denied the request to suspend Consumers' general license to store spent fuel.

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. In a review of the cask manufacturer's quality assurance program, indications of minor flaws in welds in the steel liner of one of the loaded casks were detected. Radiographic examination of the casks has found all other welds acceptable. The cask in which the minor flaws were detected continues to store spent fuel safely and there is no requirement for its replacement. Nevertheless, Consumers plans to remove the spent fuel and insert it into a transportable cask. Bids are currently being taken for the design and fabrication of the transportable cask. Consumers is monitoring an investigation under way at another utility that also uses a dry storage cask system for spent nuclear fuel. The other utility experienced an unexpected ignition of hydrogen gas following the loading of a cask. Although the event caused no injuries or releases of radioactive material, and Consumers' procedures had already precluded a similar event, the NRC has instructed utilities using the dry storage casks to take certain additional precautions when loading or unloading casks.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs during prolonged accidental outages. Such costs would not be covered by insurance during the first 21 weeks of any outage, but the major portion of such costs would be covered during the next twelve months of the outage, followed by reduced coverage to 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $23 million in any one year to Nuclear Mutual Ltd. and National Electric Insurance Ltd.; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003, before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that, with fuel management designed to minimize embrittlement, Palisades might be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.


16:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                       In Millions
December 31                     1996          1995

Net investment
  Ludington - 51%               $116          $116
  Campbell Unit 3 - 93.3%        329           332
  Transmission lines - various    35            33

Accumulated depreciation
  Ludington                     $ 84          $ 81
  Campbell Unit 3                252           238
  Transmission lines              14            14
                                  =====       ====

17:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the years ended December 31 were:

                                                           In Millions
                                                   1996    1995   1994

Cash transactions
  Interest paid (net of amounts capitalized)       $240    $207   $162
  Income taxes paid (net of refunds)                 82      34     36

Non-cash transactions
  Nuclear fuel placed under capital lease          $ 28    $ 26   $ 21
  Other assets placed under capital leases            3       5     15
  Common Stock issued to acquire companies            -      90      -
  Assumption of debt                                  -      20      -
  Capital leases refinanced                           -      21      -
                                                   ====    ====   ====

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows at December 31 are described below:

                                                           In Millions
                                                   1996    1995   1994

Sale of receivables, net                            $23     $20   $(10)
Accounts receivable                                 (28)    (80)   (15)
Accrued revenue                                     (82)    (24     20)
Inventories                                           -      43     (4)
Accounts payable                                     55     112     26
Accrued refunds                                     (13)     (3)    (3)
Other current assets and liabilities, net            23      30      4
Non-current deferred amounts, net                    10      (9)    (6)
                                                    ---     ---    ---
                                                   $(12)   $ 89   $ 12
                                                   ====    ====   ====

18:   Reportable Segments

CMS Energy operates principally in the following five business segments: electric utility; gas utility; oil and gas exploration and production; independent power production; and natural gas transmission, storage and marketing.

The Consolidated Statements of Income show operating revenue and pretax operating income by business segment. Other segment information follows:

                                                           In Millions
Years Ended December 31                        1996      1995     1994

Depreciation, depletion and amortization
  Electric utility                          $   282   $   272  $   257
  Gas utility                                    87        83       76
  Oil and gas exploration and production         55        52       41
  Independent power production                    8         4        2
  Natural gas transmission, storage
   and marketing                                  7         3        2
  Other                                           2         2        1
                                               ----      ----     ----
                                            $   441   $   416  $   379
                                             ======    ======   ======
Identifiable assets
  Electric utility (a)                       $4,505    $4,522   $4,364
  Gas utility (a)                             1,709     1,690    1,673
  Oil and gas exploration and production        719       660      469
  Independent power production                1,053       840      536
  Natural gas transmission, storage
   and marketing                                449       303      109
  Other                                         180       128      227
                                               ----      ----     ----
                                             $8,615    $8,143   $7,378
                                             ======    ======   ======
Capital expenditures (b)
  Electric utility                           $  310    $  328   $  358
  Gas utility                                   137       126      134
  Oil and gas exploration and production (c)     88       168      115
  Independent power production                  142       239       29
  Natural gas transmission, storage
   and marketing                                136       178       31
  Other                                          66        14        5
                                               ----      ----     ----
                                             $  879    $1,053   $  672
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

(c) Includes common stock issued for acquisitions in 1995.


19:   Effects of the Ratemaking Process

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process. These costs are being recovered through rates over periods of up to 16 years.

An accounting standard, effective January 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The standard also imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. There was no impact on financial position or results of operations upon adoption because management believes these assets will be recovered. For further discussion, see MD&A Forward-Looking Information.



                                                           In Millions
December 31                                              1996     1995

Postretirement benefits (Note 10)                      $  460   $  487
Income taxes (Note 5)                                     158      176
Abandoned Midland project                                 113      131
DSM - deferred costs                                       60       68
Trunkline settlement                                       25       55
Manufactured gas plant sites (Note 12)                     47       47
Power purchase contracts (Note 3)                           -       44
Uranium enrichment facility                                23       25
Ludington Fish Settlement                                  14        -
Other                                                      18       22
                                                         ----     ----
Total regulatory assets                                $  918   $1,055
                                                       ======   ======

Income taxes (Note 5)                                  $ (224)  $ (220)
DSM - deferred revenue                                    (24)     (25)
Other                                                      (1)      (1)
                                                         ----     ----
Total regulatory liabilities                           $ (249)  $ (246)
                                                       ======   ======

20:       Summarized Financial Information of Significant Related Energy
              Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1996 obligation to purchase electric capacity from the MCV Partnership was 15 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:

Statements of Income

                                       In Millions
Years Ended December 31   1996      1995      1994

Operating revenue (a)    $ 645     $ 618     $ 579
Operating expenses         417       386       378
                          ----      ----      ----
Operating income           228       232       201
Other expense, net         162       171       183
                          ----      ----      ----
Net income              $   66    $   61    $   18
                        ======    ======    ======

Balance Sheets

                                       In Millions
December 31                         1996      1995

Assets
  Current assets (b)             $   316   $   257
  Property, plant and
   equipment, net                  1,889     1,948
  Other assets                       159       156
                                   -----     -----
                                  $2,364    $2,361
                                 =======    ======
Liabilities and Partners' Equity
  Current liabilities            $   235   $   219
  Long-term debt and other
   non-current liabilities (c)     1,930     2,008
  Partners' equity (d)               199       134
                                   -----     -----
                                  $2,364    $2,361
                                  ======    ======

(a) Revenue from Consumers totaled $598 million, $571 million and $534 million for 1996, 1995, and 1994, respectively.

(b) Receivables from Consumers totaled $52 million and $48 million at December 31, 1996 and 1995, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP.  At
December 31, 1996 and 1995, lease obligations of $1.6 billion were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1996 lease payments was $64 million and $25 million, respectively, and for the 1995 lease payments was $66 million and $23 million, respectively. The lease payments service $1.1 billion in non-recourse debt outstanding as of December 31, 1996 and 1995, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1996 and 1995, the owner-trust made debt payments (including interest) of $192 million.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership.

                         ARTHUR ANDERSEN LLP




               Report of Independent Public Accountants
               ----------------------------------------




To CMS Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                   Arthur Andersen LLP

Detroit, Michigan,
   January 24, 1997.


Quarterly Financial and Common Stock Information                                         CMS Energy Corporation


                                                                          In Millions, Except Per Share Amounts

                                          1996 (Unaudited)                           1995 (Unaudited)

Quarters Ended                March 31   June 30  Sept. 30   Dec. 31    March 31   June 30   Sept. 30   Dec. 31

Operating revenue               $1,283      $938      $929    $1,183      $1,117      $835       $869    $1,069

Pretax operating income           $214      $156      $166      $141        $206      $124       $149      $124

Consolidated net income            $88       $50       $58       $44         $86       $33        $47       $38

Earning (loss) per average
  common share:
    CMS Energy                    $.83      $.54      $.65      $.43        $.99      $.37       $.54      $.37
    Class G                      $1.50      $.16     $(.28)     $.44           -         -      $(.17)     $.55

Dividends declared per
 common share:
    CMS Energy                    $.24      $.24      $.27      $.27        $.21      $.21       $.24      $.24
    Class G                       $.28      $.28     $.295     $.295           -         -       $.28      $.28

Common stock prices (a)
  CMS Energy:
    High                       $31-7/8   $31-1/4   $31-5/8   $33-3/4     $24-3/4   $25-3/8    $26-3/8       $30
    Low                      $27-13/16       $28       $29   $30-1/8     $22-5/8   $22-1/2    $23-3/8       $26
  Class G:
    High                           $20   $19-3/8   $18-7/8   $19-1/4           -         -    $18-3/4   $18-7/8
    Low                        $17-7/8   $17-1/2   $16-5/8   $17-3/8           -         -    $16-1/8   $17-5/8


(a) Based on New York Stock Exchange - Composite transactions.


                    (This page intentionally left blank)

                              Consumers Energy



                          1996 Financial Statements

Selected Financial Information                                                        Consumers Energy Company
                                                          1996        1995        1994        1993        1992
Operating revenue (in millions)                  ($)     3,770       3,511       3,356       3,243       2,978

Net income (loss) (in millions)                  ($)       296         255         226         198        (244)

Net income (loss) available to common
 stockholder (in millions)                       ($)       260         227         202         187        (255)

Cash from operations (in millions)               ($)       672         642         598         403         470

Capital expenditures, excluding capital
 lease additions and DSM (in millions)           ($)       410         414         447         451         411

Total assets (in millions)                       ($)     7,025       6,954       6,809       6,551       6,596

Long-term debt, excluding current
 maturities (in millions)                        ($)     1,900       1,922       1,953       1,839       2,079

Non-current portion of capital
 leases (in millions)                            ($)       100         104         108         106          88

Total preferred stock (in millions)              ($)       356         356         356         163         163

Total preferred securities (in millions)         ($)       100           -           -           -           -

Number of preferred shareholders at year-end             9,540      10,084      10,599       7,037       7,376

Book value per common share at year-end          ($)     19.96       19.00       16.96       15.28       14.64

Return on average common equity                  (%)      15.9        15.0        14.9        14.8       (18.8)

Return on assets                                 (%)       5.7         5.3         4.9         4.7        (0.2)

Number of full-time equivalent
 employees at year-end
  Consumers                                              8,938       9,262       9,409       9,495       9,459
  Michigan Gas Storage                                      67          70          73          72          72

Electric statistics
  Sales (millions of kWh)                               37,051      35,506      34,462      32,764      31,601
  Customers (in thousands)                               1,594       1,570       1,547       1,526       1,506
  Average sales rate per kWh                   cents      6.55        6.36        6.29        6.28        5.82

Gas statistics
  Sales and transportation deliveries (bcf)                448         404         409         411         384
  Customers (in thousands) (a)                           1,504       1,476       1,448       1,423       1,402
  Average sales rate per mcf                     ($)      4.45        4.42        4.48        4.46        4.55

(a)  Excludes off-system transportation customers.

/TABLE

                          Consumers Energy Company
                    Management's Discussion and Analysis


This Annual Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Annual Report, except to the extent they contain historical facts, are forward-looking and, accordingly, involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this Annual Report, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers Energy Company (formerly Consumers Power Company) is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

Consolidated Earnings

                                                                                                  In Millions
Years Ended December 31                             1996      1995     Change       1995      1994     Change
Net income available to common stockholder          $260      $227        $33       $227      $202        $25


The improved net income for 1996 reflects the favorable impact of an electric rate increase received in February 1996. The 1996 period also reflects increased electric sales, gas deliveries, and revenues from gas loaning activities. In addition, other operating income increased during 1996 due to a FERC-ordered refund received by the MCV Partnership from a gas pipeline supplier. The improved net income for 1995 over the 1994 level reflects increased electric sales and gas deliveries, increased electric revenue as a result of a mid-1994 rate increase, reversal of losses previously recorded for gas contingencies and improved operating results from Consumers' interest in the MCV Facility. For further information, see the Electric and Gas Utility Results of Operations sections and Note 4.


Cash Position, Investing and Financing

Operating Activities: Cash from operations is derived from the sale and transportation of natural gas and the generation, transmission, and sale of electricity. Cash from operations totaled $672 million and $642 million for 1996 and 1995, respectively. The $30 million increase resulted from increased electricity sales and gas deliveries, an electric rate increase, and lower cash losses associated with the PPA. Operating cash is used primarily to maintain and expand electric and gas systems, retire portions of long-term debt, and pay dividends.

Investing Activities: Cash used in investing activities totaled $494 million and $519 million for 1996 and 1995, respectively. The cash was used primarily for capital expenditures.

Financing Activities: Cash used in financing activities totaled $188 million for 1996, compared with $134 million used in financing activities in 1995. The net increase of $54 million in cash used in 1996 reflects an additional $130 million in common dividends paid and the redemption of $36 million of maturing first mortgage bonds. These changes were partially offset by $97 million in proceeds from the sale of Trust Originated Preferred Securities (see Note 7) in 1996. Common dividends were temporarily suspended in mid-1995 to improve the capital structure, then reinstated in May 1996 and continued through year-end.

Other Investing and Financing Matters: Several unsecured, committed lines of credit totaling $120 million and a $425 million working capital facility are available to meet short-term borrowing requirements to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. At December 31, 1996, a total of $333 million was outstanding under these facilities. In October 1996, the FERC authorized the issuance of up to $900 million of short-term securities through 1998. An agreement is in place permitting the sales of certain accounts receivable for up to $500 million. At December 31, 1996 and 1995, receivables sold totaled $318 million and $295 million, respectively. In November 1996, the FERC authorized the issuance of $500 million of long-term securities through November 1998 for refinancing or refunding purposes. Also in October 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan.

Consumers is required to redeem or retire $1.1 billion of long-term debt over the three-year period ending December 1999. In addition, at December 31, 1996, Consumers had a recorded liability to the DOE of $106 million, which is to be paid prior to the first delivery of spent nuclear fuel to the DOE. Delivery of the fuel had originally been scheduled to occur in 1998 (see Note 2). Cash provided by operating activities is expected to satisfy a substantial portion of these debt retirements. Additionally, capital markets will continue to be evaluated as a source of financing required debt retirements.

At December 31, 1996, Consumers' capital structure consisted of 37 percent common equity, 10 percent preferred equity (including preferred stock and preferred securities), and 53 percent long- and short-term debt (including capital leases and notes payable). The common equity portion of the capital structure is expected to improve through accumulated earnings and controlled expenditures.


Electric Utility Results of Operations

Electric Pretax Operating Income:

                                                                                                  In Millions
Years Ended December 31                             1996      1995     Change       1995      1994     Change
                                                    $402      $362        $40       $362      $332        $30


The increase in electric pretax operating income in 1996 reflects the favorable impact of an electric rate increase received in early 1996 and the benefit of increased kWh sales and lower maintenance expenses. These increases were partly offset by decreased revenues due to special contract discounts negotiated with large industrial customers and increased depreciation, general taxes and operation expenses. The 1995 electric pretax operating income compared to 1994 reflects increased kWh sales and the benefit of the mid-1994 rate increase which included the recovery of higher postretirement benefit costs. The increase was partially offset by higher depreciation, general taxes, and operation expenses during 1995, which included $9 million of additional postretirement benefit costs, along with the impact of $11 million of DSM incentive revenue during 1994. The following table quantifies these impacts on Pretax Operating Income:

                                                            In Millions
Change Compared to Prior Year               1996 vs 1995   1995 vs 1994

Sales (net of special contract discounts)           $  1           $ 59
Rate increases and other regulatory issues            50              9
Operation and maintenance                              2            (13)
General tax and depreciation                         (13)           (26)
Other                                                  -              1
                                                    ----           ----
Total change                                        $ 40           $ 30
                                                    ====           ====
Electric Sales: Total electric sales in 1996 were 37.1 billion kWh, a 4.4 percent increase from the 1995 level as a result of economic growth. This increase in total electric sales included a 1.7 percent increase in sales to ultimate customers. Total electric sales in 1995 were 35.5 billion kWh, a 3.0 percent increase from the 1994 level as a result of economic growth and warmer summer temperatures. This increase in total electric sales included a 4.2 percent increase in sales to ultimate customers. The table below reflects electric kWh sales by class of customer for both periods:

                                                                                         In Billions of kWh
Years Ended December 31              1996        1995       Change           1995         1994       Change
Residential                          10.9        10.7           .2           10.7         10.2           .5
Commercial                           10.0         9.7           .3            9.7          9.2           .5
Industrial                           12.9        12.7           .2           12.7         12.3           .4
Other                                 3.3         2.4           .9            2.4          2.8          (.4)
                                     ----        ----         ----           ----         ----         ----
Total sales                          37.1        35.5          1.6           35.5         34.5          1.0
                                     ====        ====         ====           ====         ====         ====

Power Costs:

                                                                                                In Millions
Years Ended December 31              1996        1995       Change           1995         1994       Change
                                   $1,087        $970         $117           $970         $950          $20


The cost increases in both periods reflect greater power purchases from outside sources to meet increased sales demand.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The MPSC allows Consumers to recover substantially all payments for 915 MW of contract capacity purchased from the MCV Partnership. The MPSC order allowing recovery was affirmed by the Court of Appeals in March 1996. At the end of 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership.

In November 1996, the MPSC approved a Settlement Agreement proposed by Consumers and the MPSC staff that addressed cost recovery for the remaining 325 MW of MCV Facility capacity. Beginning January 1, 1996, Consumers was permitted to recover an average capacity charge of 2.86 cents per kWh for this power. The approved average capacity charge increased to 3.62 cents per kWh for 65 MW of the 325 MW on November 1, 1996, and for an additional 44 MW on January 1, 1997. Cost recovery for the remaining 216 MW is based upon the escalation of the average capacity charge by three percent annually until it reaches 3.62 cents per kWh in 2004, and remains at this ceiling rate through the end of the PPA contract.

Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries totaled $41 million, $90 million and $61 million in 1996, 1995 and 1994, respectively. For further information, see Note 3.

                                                                                                       In Millions
                                                                       1997      1998      1999     2000      2001
Estimated cash underrecoveries, net of tax                              $28       $23       $22      $21       $20


After considering the effects of the Settlement Agreement, Consumers believes that the original loss recorded in 1992 remains adequate. The amount of underrecoveries of power costs continues to be based, in part, on management's best assessment of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, future losses will need to be recognized over and above amounts previously recorded. Further, Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual facility operations.

Electric Rate Proceedings: In February 1996, the MPSC issued a partial final order in the retail electric rate case filed in 1994, granting a $46 million annual increase in electric retail rates and authorizing a 12.25 percent return on common equity. Separate requests were before the MPSC to offer competitive special rates to certain large qualifying customers and to modify certain depreciation rates and practices. In November 1996, the MPSC issued a final order in the Settlement Agreement which combined the separate requests. The rate increase and rate of return were not changed from the partial final order and Consumers was authorized to accelerate recovery of its nuclear plant investment by charging $18 million of annual steam production plant depreciation expense to the nuclear production depreciation reserve. Recovery of the additional 325 MW of MCV Partnership contract capacity charges was also approved (see
Note 3).

The Settlement Agreement also requires the establishment of a direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of sales, of which 410 MW has already been filled by existing contracts; 140 MW may be filled by either direct access customers or new special contracts which Consumers has signed and submitted to the MPSC for approval; and the remaining 100 MW must be made available solely to direct access customers for at least 18 months. Rehearing petitions have been filed by Consumers and other interested parties.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003, before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades might be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Palisades' on-site storage pool for spent nuclear fuel is at capacity. Consequently, NRC-approved dry casks, which are steel and concrete vaults, are being used for temporary on-site storage. For further information, see Note 13.

Electric Environmental Matters: The 1990 amendment of the Clean Air Act significantly increased the environmental constraints that utilities will operate under in the future. While the Clean Air Act's provisions require that certain capital expenditures be made in order to comply with the amendments for nitrogen oxide reductions, generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Management believes that annual operating costs will not be materially affected as a result of expenditures that will be made to comply with the Clean Air Act.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, and believes that these costs are properly recoverable in rates.

Consumers is a so-called potentially responsible party at several sites being administered under Superfund. In addition, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that the liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations. For further information regarding electric environmental matters, see Note 12.

Stray Voltage: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. As of January 1997, 22 separate stray voltage lawsuits were awaiting trial court action, down from 30 lawsuits at December 31, 1995, and 83 lawsuits at December 31, 1994. Consumers believes that the resolution of the remaining lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Gas Utility Results of Operations

Gas Pretax Operating Income:

                                                                                                  In Millions
Years Ended December 31              1996        1995       Change             1995         1994       Change
                                     $153        $151           $2             $151         $135          $16


Gas pretax operating income increased in 1996 compared to 1995 as a result of increased gas deliveries and revenues from value added services and gas loaning activities. Partially offsetting these increases were the reversal of a previously recorded gas contract contingency during 1995 and higher operating expenses. Gas pretax operating income increased in 1995 compared to 1994, reflecting higher 1995 gas deliveries, and the reversal of losses previously recorded for gas contingencies. Partially offsetting these increases were higher depreciation and gas operation expenses (see
Note 4).  The following table quantifies these impacts on Pretax Operating
Income:


                                                            In Millions
Change Compared to Prior Year              1996 vs 1995    1995 vs 1994

Sales                                              $ 19            $ 12
Reversal in 1995 of gas contingency                 (23)             23
Recovery of gas costs and other issues                7              (4)
Gas loaning activities                                7               -
Operations and maintenance                           (4)             (9)
General taxes and depreciation                       (5)             (7)
Other                                                 1               1
                                                   ----            ----
Total change                                       $  2            $ 16
                                                   ====            ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility and other miscellaneous transportation, increased 5.1 percent for 1996 compared to 1995 and 6.5 percent for 1995 compared to 1994. The increased deliveries for each period reflect growth resulting from customer additions, conversions to natural gas from alternative fuels and continued strength in the Michigan economy. The table below indicates total deliveries and the impact of weather.

                                                                                                     In bcf
Years Ended December 31              1996        1995       Change           1995         1994       Change
Weather-adjusted deliveries
 (variance reflects growth)           337         326           11            326          313           13
Impact of weather                      15           9            6              9            1            8
                                      ---         ---          ---            ---          ---          ---
System deliveries excluding
 transport to MCV Partnership         352         335           17            335          314           21
Transport to MCV Partnership           65          54           11             54           77          (23)
Other Transportation                   31          15           16             15           18           (3)
                                      ---         ---          ---            ---          ---          ---
Total deliveries                      448         404           44            404          409           (5)
                                      ===         ===          ===            ===          ===          ===

Cost of Gas Sold:

                                                                                                In Millions
Years Ended December 31              1996        1995      Change            1995         1994       Change
                                     $750        $674          $76           $674         $662          $12


The cost increase for 1996 was the result of increased sales and the reversal of a $23 million gas contract contingency during 1995.


Gas Utility Issues

Gas Rate Proceedings: In March 1996, the MPSC issued a final order decreasing gas rates by $12 million annually and authorizing an 11.6 percent return on common equity. Consumers filed a petition for rehearing with the MPSC, requesting reconsideration of certain issues. This petition was denied in June 1996 and the matter is now closed.

Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to bypass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of one of Consumers' MPSC-authorized gas transportation rates must be borne by Consumers' shareholders. In 1995, Consumers filed an appeal with the Court of Appeals, which is still pending, claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

GCR Matters: In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. For the year ended December 31, 1996, $6 million would be subject to refund. Consumers will continue to oppose this view before the MPSC.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available, and continued internal review of these former manufactured gas plant sites, have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At December 31, 1996, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites.

In accordance with an MPSC rate order, environmental clean-up costs, above the amount currently being recovered in rates, will be deferred and amortized over ten years. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites. For further information regarding environmental matters, see Note 12.


Forward-Looking Information

Forward-looking information is included throughout this Annual Report. Material contingencies are also described in the Notes to Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of the FERC and the MPSC) with respect to rates, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among others. The business and profitability of Consumers are also influenced by economic and geographic factors, including political and economic risks, changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, and the ability to secure agreement in pending negotiations, among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Consumers.

Capital Expenditures: Consumers estimates the following capital expenditures, including new lease commitments, by company and by business segment over the next three years. These estimates are prepared for planning purposes and are subject to revision.

                                                          In Millions
Years Ended December 31                      1997      1998      1999

Consumers
  Construction                               $356      $334      $330
  Nuclear fuel lease                           14        27        13
  Capital leases other than nuclear fuel       14        14        14
Michigan Gas Storage                            3         3         3
                                             ----      ----      ----
                                             $387      $378      $360
                                             ====      ====      ====

Electric utility operations (a)              $272      $275      $257
Gas utility operations (a)                    115       103       103
                                             ----      ----      ----
                                             $387      $378      $360
                                             ====      ====      ====
(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Electric Outlook: Consumers expects average annual growth of two to three percent per year in electric system sales over the next five years, based on the current industry configuration in Michigan. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity. Consumers continues to work toward retaining its current retail service customers by offering electric rates that are competitive with those of other energy providers, and by improving reliability and customer communications. Consumers is also taking steps to prepare for a future environment in which open access is the predominant means by which retail service customers obtain their power requirements.

Consumers' retail service is affected by competition in several areas, including the potential installation of cogeneration or other self-generation facilities by larger industrial customers; the formation of municipal utilities that would displace retail service to an entire community; competition from other utilities that offer flexible rate arrangements designed to encourage movement of facilities or production to their service areas; economic development competition between utilities; MPSC direct access programs and potential electric industry restructuring including regulatory decisions and new state or federal legislation.

In 1996, the MPSC significantly reduced the rate subsidization of residential customers by large industrial and commercial customers. In addition, in an effort to meet the challenge of competition, Consumers has signed long-term sales contracts with some of its largest industrial customers, including its largest customer, General Motors Corporation. Under the General Motors contract, Consumers will serve certain facilities at least five years and serve other facilities at least ten years.
Certain facilities will have the option of taking retail wheeling service (if available) after the first three years of the contract. The MPSC approved this contract in 1995, and has also approved long-term sales contracts with other major customers representing a substantial percentage of Consumers' industrial load deemed to have viable cogeneration alternatives. These orders have been appealed by the Attorney General.

The MPSC-approved Settlement Agreement, among other things, opened up 240 MW of load to competition. Consumers believes it can compete for 140 MW of load while 100 MW is reserved for 18 months for direct access on a lottery basis. Consumers has negotiated special contracts sufficient to fill the 140 MW of load available under the Settlement Agreement. These contracts were filed with the MPSC for approval.

In January 1996, the Governor of the State of Michigan requested that the MPSC review the existing regulatory framework governing Michigan business in order to improve Michigan's business climate. After the filing of utility plans as requested by the MPSC earlier in 1996, and after discussions with many parties, in December 1996, the MPSC staff issued a report recommending a phased-in program of direct access by electric customers (also known as customer choice) based on two fundamental principles: 1) all customers should be eligible to participate in the emerging competitive market for electric supply; and 2) rates should not be increased for any customers and should be decreased where possible.
The report also recommends that, beginning in 1997, customers would have the opportunity to select the power supplier of their choice. All customers would be eligible to participate, but in the initial years the total amount would be limited to 150 MW for 1997, increasing an additional 150 MW each year through 2000. In 2001, all commercial and industrial customers served at primary voltage would be eligible, and in 2004 all remaining customers would be eligible. This report also recommends recovery of electric utility transition costs (often referred to as stranded costs) from those customers exercising a right to purchase power from generators other than their traditional utility supplier. Transition costs consist of two elements: 1) energy supply costs that were incurred during the regulated era that would not be competitive at market prices if the electric industry is restructured; and 2) costs that are incurred to facilitate the transition from regulated monopoly status to competitive market status. The MPSC staff report states that transition costs should include the following: 1) regulatory assets (see Note 18); 2) nuclear capital costs; 3) contract capacity costs in power purchase agreements; 4) employee-related restructuring costs; and 5) other costs related to implementing restructuring.

The report also recommends that where possible, the recovery of the transition costs would be funded through Rate Reduction Bonds. Transition costs not recovered through Rate Reduction Bonds would be recovered through a transition charge billed to direct access customers. The transition charge would begin when the customer takes direct access service and would continue through 2007. Customers not participating in the direct access program would be charged bundled rates that include: 1) a base rate freeze; 2) suspension of the PSCR process during the transition period and establishment of a fixed level of fuel and purchase power recovery; and 3) limited performance-based regulation of the transmission and distribution functions in a manner which incorporates service standards and allows for the Consumer Price Index less one percent adjustments on transmission and distribution rates through the end of 2001.

On March 7, 1997, Consumers filed supplementary data with the MPSC at its request. This data showed that Consumers has approximately $1.8 billion of existing transition costs which would be recovered by a transition charge to be paid by direct access customers through 2007. Restructuring and implementation costs of $200 million would be recovered by an implementation charge to direct access customers. Alternatively, if the securitization approach is pursued and appropriate legislation is passed, the data indicate that significant customer benefits would result. The resulting securitization charge would be paid by all customers to service $4 billion of Rate Reduction Bonds with a proposed 15-year term. Because of the phase-in schedule for retail direct access service, a substantial portion of $4 billion in costs that would be subject to the securitization alternative would be paid by customers on bundled rates prior to getting choice, thus allowing the transition cost to be charged only to direct access customers to be limited to $1.8 billion if securitization does not occur. Securitization results in over a $200 million benefit per year to customers because the 15-year repayment period of the bonds allows the cost reimbursement by the customer to be spread out over a longer period than without securitization and because securitization allows the costs being securitized to be financed at a lower rate.

Several of the elements of electric utility restructuring will need to be addressed in legislation, including assurance of full transition cost recovery, securitization of Rate Reduction Bonds and generation deregulation.
Consumers currently expects that electric utility restructuring will occur in a manner consistent with the MPSC staff report, but cannot predict with certainty the timing of actual implementation, the extent of customer choice, or resultant financial impacts.

In April 1996, the FERC issued Orders 888 and 889, which require utilities to provide open access to the interstate transmission grid for wholesale transactions. Order 888 requires public utilities owning, controlling, or operating transmission lines in interstate commerce to file non-discriminatory open access tariffs that contain minimum terms and conditions of non-discriminatory service; allows utilities to charge their current conforming transmission rates or apply for new rates; and allows the full recovery of transition costs. Order 888 also requires that power pools restructure their ongoing operations and open membership to industry participants. Order 889 requires that utilities establish electronic systems to share information about available transmission capacity and to separate their wholesale power marketing and transmission operations functions.

Several FERC Order 888 and 889 requirements have been implemented, including the filing with FERC of Consumers' individual open access tariff and the Joint Transmission Tariff with Detroit Edison for transmission service across the Consumers and Detroit Edison transmission systems, separation of the wholesale merchant function from the transmission function, implementation of the required Code of Conduct, unbundling of wholesale interconnection agreements and related issues. Consumers participated in organizational discussions of a Midwest Independent System Operator, of which Consumers is a member.

One issue related to FERC Orders 888 and 889 that is not resolved is the operation of the Michigan Electric Power Coordination Center. Currently, Consumers and Detroit Edison have an agreement to jointly operate the Michigan Electric Power Coordination Center pool, which provides considerable savings to Michigan electric customers. Consumers would propose to maintain the benefits of the pool for its customers and open up the pool to other participants on a non-discriminatory basis. Detroit Edison seeks to terminate the power pool agreement with Consumers effective April 30, 1997. The current Michigan Electric Power Coordination Center agreement requires a four-year advance notice for termination. The FERC is expected to rule on this issue in 1997. The impact of the FERC decision on Consumers and its customers cannot be predicted.

Consumers currently applies the utility accounting standard , SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations (see Note 18). If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to Consumers' generation operations. This change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, Consumers believes that its regulatory assets, including those related to generation, are probable of future recovery.

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

Gas Outlook: Consumers currently anticipates gas deliveries to grow two percent per year (excluding transportation to the MCV Facility and off-system deliveries) over the next five years, assuming a steadily growing customer base. Additionally, Consumers has several strategies that will support increased load requirements in the future. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. In addition, Consumers has proposed to the MPSC a fixed gas price for recovery over a three-year period. Consumers is also offering a variety of energy related services to its customers including appliance maintenance, home safety, and home security.

In October 1996, the MPSC issued an order requesting Consumers and other local distribution companies whose rates are regulated by the MPSC to develop pilot programs that would allow any customers to purchase gas from other suppliers and have the gas transported through local pipelines. These pilot programs, which are to be implemented in mid-1997 and last for two years, are intended to help the MPSC determine whether it is appropriate to allow all customers access to the competitive gas transportation market.

Based on a regulated utility accounting standard, SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs (see Note 18).


Other

New Accounting Standards: In 1996, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which is effective for 1997 financial statements. In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities, effective for 1997 financial statements. Consumers does not expect the application of these statements to have a material impact on its financial position, liquidity or results of operations.

Consolidated Statements of Income                                                    Consumers Energy Company

                                                                                                  In Millions
Years Ended December 31                                                           1996       1995        1994
Operating Revenue      Electric                                                 $2,446     $2,277      $2,189
                       Gas                                                       1,282      1,195       1,151
                       Other                                                        42         39          16
                                                                             ------------------------------
                            Total operating revenue                              3,770      3,511       3,356
                                                                             ------------------------------
Operating Expenses     Operation
                         Fuel for electric generation                              296        283         306
                         Purchased power - related parties                         589        491         482
                         Purchased and interchange power                           202        196         162
                         Cost of gas sold                                          750        674         662
                         Other                                                     600        589         562
                                                                             ------------------------------
                            Total operation                                      2,437      2,233       2,174
                       Maintenance                                                 174        183         188
                       Depreciation, depletion and amortization                    371        357         335
                       General taxes                                               191        189         178
                                                                             ------------------------------
                            Total operating expenses                             3,173      2,962       2,875
                                                                             ------------------------------
Pretax Operating       Electric                                                    402        362         332
Income                 Gas                                                         153        151         135
                       Other                                                        42         36          14
                                                                             ------------------------------
                            Total pretax operating income                          597        549         481
                                                                             ------------------------------
Other Income           Dividends from affiliates (Note 17)                          17         17          17
(Deductions)           Accretion income (Note 2)                                    10         11          13
                       Accretion expense (Note 2)                                  (22)       (31)        (35)
                       Other, net                                                   (4)         5           9
                                                                             ------------------------------
                            Total other income                                       1          2           4
                                                                             ------------------------------
Interest Charges       Interest on long-term debt                                  139        141         135
                       Other interest                                               15         24          17
                       Capitalized interest                                         (2)        (2)         (1)
                                                                             ------------------------------
                            Net interest charges                                   152        163         151
                                                                             ------------------------------
Net Income Before Income Taxes                                                     446        388         334

Income Taxes                                                                       150        133         108
                                                                             ------------------------------
Net Income                                                                         296        255         226

Preferred Stock Dividends                                                           28         28          24

Preferred Securities Distributions (Note 7)                                          8          -           -
                                                                             ------------------------------
Net Income Available to Common Stockholder                                     $   260    $   227     $   202
                                                                             ==============================

The accompanying notes are an integral part of these statements.



Consolidated Statements of Cash Flows                                                Consumers Energy Company
                                                                                                  In Millions

Years Ended December 31                                                             1996      1995       1994
Cash Flows From       Net income                                                   $ 296     $ 255      $ 226
Operating Activities    Adjustments to reconcile net income to net cash
                         provided by operating activities
                           Depreciation, depletion and amortization (includes
                              nuclear decommissioning of $49, $51 and
                              $49, respectively)                                     371       357        335
                           Capital lease and other amortization                       40        38         35
                           Deferred income taxes and investment tax credit            48        57         57
                           Accretion expense (Note 2)                                 22        31         35
                           Accretion income - abandoned Midland project (Note 2)     (10)      (11)       (13)
                           Undistributed earnings of related parties                 (40)      (36)       (16)
                           Power purchases (Note 3)                                  (63)     (137)       (87)
                           Other                                                       5         4          2
                           Changes in other assets and liabilities (Note 15)           3        84         24
                                                                                     ---       ---        ---
                            Net cash provided by operating activities                672       642        598
                                                                                   -----     -----      -----
Cash Flows From       Capital expenditures (excludes capital lease additions of
Investing Activities   $31, $31 and $36, respectively and DSM) (Note 15)            (410)     (414)      (447)
                      Investments in nuclear decommissioning trust funds             (49)      (51)       (49)
                      Cost to retire property, net                                   (31)      (41)       (38)
                      Deferred demand-side management costs                           (6)       (9)        (9)
                      Proceeds from sale of property                                   -         1         14
                      Other                                                            2        (5)         1
                                                                                     ---       ---        ---
                            Net cash used in investing activities                   (494)     (519)      (528)
                                                                                   -----     -----      -----
Cash Flows From       Payment of common stock dividends                             (200)      (70)      (176)
Financing Activities  Payment of capital lease obligations                           (40)      (37)       (34)
                      Retirement of bonds and other long-term debt                   (37)       (1)      (133)
                      Payment of preferred stock dividends                           (28)      (28)       (19)
                      Increase (decrease) in notes payable, net                       (8)        2         80
                      Preferred securities distributions                              (8)        -          -
                      Proceeds from preferred securities                              97         -          -
                      Proceeds from bank loans                                        23         -        400
                      Contribution from stockholder                                   13         -        100
                      Repayment of bank loans                                          -         -       (469)
                      Proceeds from preferred stock                                    -         -        193
                                                                                     ---       ---        ---
                            Net cash used in financing activities                   (188)     (134)       (58)
                                                                                   -----     -----      -----
Net Increase (Decrease) in Cash and Temporary Cash Investments                       (10)      (11)        12

                      Cash and temporary cash investments
                            Beginning of year                                         14        25         13
                                                                                     ---       ---        ---
                            End of year                                           $    4     $  14      $  25
                                                                                    ====      ====       ====
The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                            Consumers Energy Company
ASSETS                                                                                              In Millions

December 31                                                                          1996                  1995
Plant                   Electric                                                   $6,333                $6,103
(At original cost)      Gas                                                         2,203                 2,169
                        Other                                                          26                    30
                                                                                -----------------------------
                                                                                    8,562                 8,302
                        Less accumulated depreciation, depletion
                         and amortization (Note 2)                                  4,269                 4,090
                                                                                -----------------------------
                                                                                    4,293                 4,212
                        Construction work-in-progress                                 158                   190
                                                                                -----------------------------
                                                                                    4,451                 4,402
                                                                                -----------------------------
Investments             Stock of affiliates (Note 17)                                 298                   337
                        First Midland Limited Partnership (Notes 3 and 19)            232                   225
                        Midland Cogeneration Venture Limited
                         Partnership (Notes 3 and 19)                                 134                   103
                        Other                                                           8                     7
                                                                                -----------------------------
                                                                                      672                   672
                                                                                -----------------------------
Current Assets          Cash and temporary cash investments at cost, which
                         approximates market                                            4                    14
                        Accounts receivable and accrued revenue, less allowances
                         of $10 in 1996 and $3 in 1995 (Note 6)                       148                   137
                        Accounts receivable - related parties (Note 17)                63                    10
                        Inventories at average cost
                          Gas in underground storage                                  186                   184
                          Materials and supplies                                       68                    72
                          Generating plant fuel stock                                  30                    37
                        Deferred income taxes (Note 5)                                 27                    26
                        Postretirement benefits (Note 10)                              25                    25
                        Prepayments and other                                         183                   181
                                                                                -----------------------------
                                                                                      734                   686
                                                                                -----------------------------
Non-current Assets      Postretirement benefits (Note 10)                             435                   462
                        Nuclear decommissioning trust funds (Note 2)                  386                   304
                        Abandoned Midland project                                     113                   131
                        Other                                                         234                   297
                                                                                -----------------------------
                                                                                    1,168                 1,194
                                                                                -----------------------------
Total Assets                                                                       $7,025                $6,954
                                                                                =============================

                                                                                       Consumers Energy Company

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                            In Millions

December 31                                                                          1996                  1995
Capitalization          Common stockholder's equity
(Note 7)                 Common stock                                             $   841               $   841
                          Paid-in-capital                                             504                   491
                          Revaluation capital                                          37                    29
                          Retained earnings since December 31, 1992                   297                   237
                                                                                -----------------------------
                                                                                    1,679                 1,598
                        Preferred stock                                               356                   356
                        Company-obligated mandatorily redeemable preferred
                         securities of Consumers Power Company Financing I (a)        100                     -
                        Long-term debt                                              1,900                 1,922
                        Non-current portion of capital leases                         100                   104
                                                                                -----------------------------
                                                                                    4,135                 3,980
                                                                                -----------------------------


Current Liabilities     Current portion of long-term debt and capital leases           98                    90
                        Notes payable                                                 333                   341
                        Accounts payable                                              212                   207
                        Accrued taxes                                                 211                   225
                        Accounts payable - related parties                             68                    56
                        Power purchases (Note 3)                                       47                    90
                        Accrued interest                                               33                    32
                        Accrued refunds                                                 8                    22
                        Other                                                         176                   178
                                                                                -----------------------------
                                                                                    1,186                 1,241
                                                                                -----------------------------

Non-current             Deferred income taxes (Note 5)                                646                   605
Liabilities             Postretirement benefits (Note 10)                             500                   517
                        Power purchases (Note 3)                                      178                   221
                        Deferred investment tax credit                                159                   169
                        Regulatory liabilities for income taxes,
                         net (Notes 5 and 18)                                          66                    44
                        Other                                                         155                   177
                                                                                -----------------------------
                                                                                    1,704                 1,733
                                                                                -----------------------------

                        Commitments and Contingencies
                        (Notes 2, 3, 4, 11, 12 and 13)

Total Stockholders' Investment and Liabilities                                     $7,025                $6,954
                                                                                =============================

(a)  As described in Note 7 to the Consolidated Financial Statements, the primary asset of Consumers Power Company
Financing I is $103 million principal amount of 8.36% subordinated interest notes due 2015 from Consumers.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Long-Term Debt                           Consumers Energy Company
                                                                                                   In Millions

December 31                                                                             1996              1995
First Mortgage Bonds                Series (%)  Due
                                    5-7/8       1996                                $      -           $    36
                                    6           1997                                      50                50
                                    8-3/4       1998                                     248               248
                                    6-5/8       1998                                      45                45
                                    6-7/8       1998                                      43                43
                                    8-7/8       1999                                     200               200
                                    7-1/2       2001                                      57                57
                                    7-1/2       2002                                      62                62
                                    6-3/8       2003                                     300               300
                                    7-3/8       2023                                     300               300
                                                                                       -----             -----

                                                                                       1,305             1,341
Long-Term Bank Debt                                                                      400               400
Pollution Control Revenue Bonds                                                          131               131
Nuclear Fuel Disposal (a)                                                                106               100
Other                                                                                     26                 4
                                                                                       -----             -----

Principal Amount Outstanding                                                           1,968             1,976
Current Amounts                                                                          (59)              (45)
Net Unamortized Discount                                                                  (9)               (9)
                                                                                       -----             -----

Total Long-Term Debt                                                                  $1,900            $1,922
                                                                                      ======            ======


LONG-TERM DEBT MATURITIES AND IMPROVEMENT FUND OBLIGATIONS                        In Millions

                            First Mortgage      Improvement        Long-Term
                                     Bonds             Fund        Bank Debt            Other            Total
1997                                 $  50               $8           $    -            $   1            $  59
1998                                   336                7              200                3              546
1999                                   200                3              200              105              508
2000                                     -                1                -                5                6
2001                                    57                1                -                5               63

(a)  Due date uncertain (see Note 2)

The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                        Consumers Energy Company

                                                      Optional
                                                    Redemption            Number of Shares          In Millions
December 31                               Series         Price            1996        1995        1996     1995
Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption          $4.16       $103.25          68,451      68,451       $   7    $   7
                                            4.50        110.00         373,148     373,148          37       37
                                            7.45        101.00         379,549     379,549          38       38
                                            7.68        101.00         207,565     207,565          21       21
                                            7.72        101.00         289,642     289,642          29       29
                                            7.76        102.21         308,072     308,072          31       31

Class A Preferred Stock
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption           2.08         25.00 (a)   8,000,000   8,000,000         193      193
                                                                                                  ----     ----
Total Preferred Stock                                                                             $356     $356
                                                                                                  ====     ====
(a)  Redeemable beginning April 1, 1999.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Common Stockholder's Equity                 Consumers Energy Company
                                                                                                  In Millions

                                                               Other
                                                Common       Paid-in   Revaluation     Retained
                                                 Stock       Capital       Capital     Earnings         Total
Balance at January 1, 1994 (a)                    $841          $391          $  -        $  54        $1,286

   Net income                                                                               226           226
   Cash dividends declared
     Common stock                                                                          (176)         (176)
     Preferred stock                                                                        (24)          (24)
   Unrealized investment-gain                                                   15                         15
   Stockholder's contribution                                    100                                      100
                                                 ----------------------------------------------------------
Balance at December 31, 1994 (a)                   841           491            15           80         1,427

   Net income                                                                               255           255
   Cash dividends declared
     Common stock                                                                           (70)          (70)
     Preferred stock                                                                        (28)          (28)
   Change in unrealized investment-gain                                         14                         14
                                                 ----------------------------------------------------------
Balance at December 31, 1995 (a)                   841           491            29          237         1,598

   Net income                                                                               296           296
   Cash dividends declared
     Common stock                                                                          (200)         (200)
     Preferred stock                                                                        (28)          (28)
   Preferred securities distributions                                                        (8)           (8)
   Change in unrealized investment-gain                                          8                          8
   Stockholder's contribution                                     13                                       13
                                                 ----------------------------------------------------------
Balance at December 31, 1996 (a)                  $841          $504           $37        $ 297        $1,679
                                                 ==========================================================

(a)  Number of shares of common stock outstanding was 84,108,789.

The accompanying notes are an integral part of these statements.



                          Consumers Energy Company
                 Notes to Consolidated Financial Statements


1:   Corporate Structure

Consumers Energy Company (formerly Consumers Power Company) is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


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

Maintenance, Depreciation and Depletion: Property repairs and minor property replacements are charged to maintenance expense. Depreciable property retired or sold plus cost of removal (net of salvage credits) is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.5 percent for 1996, 1995 and 1994. The composite rate for gas utility plant was 4.2 percent for 1996, 4.3 percent for 1995 and 4.2 percent for 1994. The composite rate for other plant and property was 5.5 percent for 1996, 4.9 percent for 1995 and 4.7 percent for 1994.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE is required to begin accepting deliveries of spent nuclear fuel by January 31, 1998 for disposal, even if a permanent repository is not then operational. Utilities and their customers have been prepaying the costs of DOE transport and disposal through fees based on electric generation by their nuclear plants. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983 until the first of its spent fuel is delivered to the DOE. At December 31, 1996, Consumers had a recorded liability to the DOE of $106 million, including interest, which is to be paid prior to the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries by the date required by law, Consumers and other utilities filed suit in federal court. The utilities are seeking a declaration that they are relieved of their obligation to remit their quarterly fee payments to the DOE and are authorized to escrow any related fees collected from their customers, unless and until the DOE begins to accept spent nuclear fuel. The suit seeks an order requiring the DOE to develop a program to begin acceptance of spent nuclear fuel by January 31, 1998. Also in 1997, federal legislation was reintroduced to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada.

Nuclear Plant Decommissioning: Consumers collected $49 million in 1996 from its electric customers toward the future decommissioning of its two nuclear plants. In April 1996, Consumers received a decommissioning order from the MPSC which estimated decommissioning costs for Big Rock and Palisades to be $317 million and $548 million (in 1996 dollars), respectively. The estimated decommissioning costs increased from previous estimates principally due to the unavailability of low- and high-level radioactive waste disposal facilities. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. To meet NRC decommissioning requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. After the plants are retired, Consumers plans to maintain the facilities in protective storage until radioactive waste disposal facilities are available. As a result, the majority of decommissioning costs will be incurred after each plant's NRC operating license expires. When Big Rock's and Palisades' NRC licenses expire in 2000 and 2007, respectively, the trust funds are estimated to have accumulated $257 million and $686 million, respectively. It is estimated that at the time the plants are fully decommissioned (in the years 2030 for Big Rock and 2046 for Palisades), the trust funds will have provided $1 billion for Big Rock and $2.1 billion for Palisades, including trust earnings over this decommissioning period. Based on this plan, Consumers believes that the current decommissioning surcharge will be sufficient to provide for decommissioning of its nuclear plants. At December 31, 1996, Consumers had an investment in nuclear decommissioning trust funds of $386 million.

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

Utility Regulation: Consumers accounts for the effects of regulation based on a regulated utility accounting standard (SFAS 71). As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized. If all or a separable portion of Consumers' operations becomes no longer subject to the provisions of utility regulation, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for Consumers' remaining operations. In addition, Consumers would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. For further discussion, see MD&A Forward-Looking Information and
Note 18.

Other:  For significant accounting policies regarding income taxes, see
Note 5; for executive incentive compensation, see Note 9; for pensions and other postretirement benefits, see Note 10; and for cash equivalents, see
Note 15.


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings holds, through the FMLP, a 35 percent lessor interest in the MCV Facility.

Summarized Statements of Income for CMS Midland and CMS Holdings:

                                                        In Millions
Years Ended December 31             1996        1995           1994

Pretax operating income              $40         $35            $12
Income taxes and other                11          10             (1)
                                     ---         ---            ---
Net income                           $29         $25            $13
                                     ===         ===            ===


Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase contract capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of
3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The MPSC allows Consumers to recover substantially all of the payments for its ongoing purchase of 915 MW of contract capacity. The MPSC order allowing recovery was affirmed in March 1996 by the Court of Appeals. Consumers is recovering capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis.

Consumers previously recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA based on management's assessment of the future availability of the MCV Facility and the effect of the future power market on the amount, timing and price at which various increments of the capacity, above the MPSC-authorized level, could be resold. At December 31, 1996 and 1995, the after-tax present value of the PPA liability totaled $147 million and $202 million, respectively. The reduction in the liability since December 31, 1995 reflects after-tax cash underrecoveries of $41 million along with $28 million related to the termination of power purchase agreements, partially offset by after-tax accretion expense of $14 million. The undiscounted after-tax amount associated with the liability totaled $549 million at December 31, 1996.

In November 1996, the MPSC approved a Settlement Agreement proposed by Consumers and the MPSC staff that addressed cost recovery for the remaining 325 MW of MCV Facility capacity. Beginning January 1, 1996, Consumers was permitted to recover an average capacity charge of 2.86 cents per kWh for this power. The approved average capacity charge increased to 3.62 cents per kWh for 65 MW of the 325 MW on November 1, 1996, and for an additional 44 MW on January 1, 1997. Cost recovery for the remaining 216 MW is based upon the escalation of the average capacity charge by three percent annually until it reaches 3.62 cents per kWh in 2004, and remains at this ceiling rate through the end of the contract. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below.

                                                    In Millions
                                   1997 1998  1999   2000  2001

Estimated cash underrecoveries,
  net of tax                        $28  $23   $22    $21   $20


After considering the effects of the Settlement Agreement, Consumers believes that the original loss recorded in 1992 remains adequate. The amount of underrecoveries of power costs continues to be based, in part, on management's best assessment of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, future losses will need to be recognized over and above amounts previously recorded. Further, Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual facility operations.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of the 1993 and 1994 plan case orders, the MPSC confirmed the recovery of certain costs related to power purchases from the MCV Partnership. ABATE or the Attorney General appealed these plan case orders to the Court of Appeals. In February 1996, the Court of Appeals affirmed the MPSC's order in the 1993 plan case.

As part of its decision in the 1993 PSCR reconciliation case issued in 1995, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of a 1993 MPSC order and appealed this issue. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's order. Consumers and the MCV Partnership filed petitions for rehearing of the Court of Appeals opinion, which were denied in January 1997.


4:   Rate Matters

Electric Proceedings: In February 1996, the MPSC issued a partial final order in the retail electric rate case filed in 1994, granting Consumers a $46 million annual increase in its electric retail rates and authorizing a
12.25 percent return on common equity. Consumers also had separate requests before the MPSC to offer competitive special rates to certain large qualifying customers and to modify certain depreciation rates and practices. In November 1996, the MPSC issued a final order in the Settlement Agreement which combined the separate requests. The rate increase and rate of return were not changed from the partial final order and Consumers was authorized to accelerate recovery of its nuclear plant investment by charging $18 million of annual steam production plant depreciation expense to the nuclear production depreciation reserve. Recovery of the additional 325 MW of MCV Partnership contract capacity charges was also approved (see Note 3).

The Settlement Agreement also requires Consumers to establish a direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of sales, of which 410 MW has already been filled by existing contracts; 140 MW may be filled by either direct access customers or new special contracts which Consumers has signed and submitted to the MPSC for approval; and the remaining 100 MW must be made available solely to direct access customers for at least 18 months. Rehearing petitions have been filed by Consumers and other interested parties.

Gas Proceedings: In March 1996, the MPSC issued a final order in a 1994 rate case, authorizing recovery of costs related to postretirement benefits and former manufactured gas plant sites (see Note 12). Overall, however, the order decreased Consumers' gas rates by $12 million annually and authorized an 11.6 percent return on common equity.

In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. For the year ended December 31, 1996, $6 million would be subject to refund. Consumers will continue to oppose this view before the MPSC.

In December 1996, the MPSC authorized Consumers to implement a pilot gas transportation program for 40,000 customers in Bay County, Michigan. The pilot program will provide residential and small commercial customers the opportunity to purchase gas from suppliers other than Consumers for a two-year period beginning April 1997. Consumers will retain its role as transporter and distributor of this gas.

In 1993, the MPSC issued an order favorable to Consumers regarding a gas pricing disagreement between Consumers and certain intrastate producers, which was affirmed on judicial review by state courts. In December 1996, the U.S. Supreme Court denied the producers' request to review that decision. In early 1995, management concluded that the intrastate producers' pending appeals of the order would not be successful and, accordingly, reversed a previously accrued contingency and recorded a $23 million (pretax) benefit.

In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing provisions that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

In December 1996, Consumers filed a request with the MPSC to totally suspend the GCR clause and employ a fixed price for recovery of gas costs for a period of three years ending in March 2000. There would be no reconciliations and no reopenings for that period of time. In April 2000, a new GCR factor would be implemented.

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

Consumers uses ITC to reduce current income taxes payable and defers and amortizes ITC over the life of the related property. Any AMT paid becomes a tax credit that can be carried forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:

                                                   In Millions
Years Ended December 31           1996        1995        1994

Current federal income taxes      $102        $ 76        $ 51
Deferred income taxes               58          67          67
Deferred ITC, net                  (10)        (10)        (10)
                                  ----        ----        ----

                                  $150        $133        $108
                                  ====        ====        ====

Operating                         $162        $145        $120
Other                              (12)        (12)        (12)
                                  ----        ----        ----

                                  $150        $133        $108
                                  ====        ====        ====

The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                        In Millions
December 31                                 1996               1995

Property                                  $ (556)           $  (539)
Unconsolidated investments                  (239)              (245)
Postretirement benefits (Note 10)           (165)              (173)
Abandoned Midland project                    (40)               (46)
Employee benefit obligations
 (includes postretirement benefits
 of $165 and $173) (Note 10)                 195                200
Power purchases (Note 3)                      82                112
AMT carryforward                              93                 94
ITC carryforward                               -                 23
Other                                         11                 (5)
                                         -------            -------

                                         $  (619)           $  (579)
                                         =======            =======
Gross deferred tax liabilities           $(1,375)           $(1,388)
Gross deferred tax assets                    756                809
                                         -------            -------

                                         $  (619)           $  (579)
                                         =======            =======

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                        In Millions
Years Ended December 31         1996            1995           1994

Net income                     $ 296           $ 255          $ 226
Income tax expense               150             133            108
Preferred securities
 distributions                    (8)              -              -
                                 ---             ---            ---
Pretax income                    438             388            334
Statutory federal income
 tax rate                       x 35%           x 35%          x 35%
                                ----            ----           ----
Expected income tax expense      153             136            117
Increase (decrease) in taxes
  from Capitalized overheads
   previously flowed through       5               5              5
  Differences in book and tax
   depreciation not previously
   deferred                        6               6              7
  ITC amortization               (10)            (10)           (10)
  Affiliated companies'
   dividends                      (6)             (6)            (6)
  Other, net                       2               2             (5)
                                ----            ----           ----

Actual income tax expense      $ 150           $ 133          $ 108
                                ====            ====           ====

Effective tax rate              34.2%          34.3%           32.3%


6:   Short-Term Financings

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through 1998. Consumers has an unsecured $425 million facility and unsecured, committed lines of credit aggregating $120 million that are used to finance seasonal working capital requirements. At December 31, 1996, a total of $333 million was outstanding at a weighted average interest rate of 6.3 percent, compared with $341 million outstanding at December 31, 1995, at a weighted average interest rate of
6.5 percent.

Consumers has in place a $500 million trade receivables purchase and sale program. At December 31, 1996 and 1995, receivables sold under the agreement totaled $318 million and $295 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold. In 1996, Consumers entered into a $100 million swap agreement to hedge the variable rate exposure under the trade receivables purchase and sale program. The swap agreement terminates in November 1998.


7:   Capitalization

Capital Stock: In 1996, four million shares of 8.36 percent Trust Originated Preferred Securities were issued and sold through Consumers Power Company Financing I, a business trust wholly owned by Consumers. Net proceeds from the sale totaled $97 million. Consumers Power Company Financing I was formed for the sole purpose of issuing the Trust Originated Preferred Securities. Its primary asset is $103 million principal amount of 8.36 percent unsecured subordinated deferrable interest notes issued by Consumers which mature in 2015. Consumers' obligations with respect to the Trust Originated Preferred Securities under the notes, under the indenture under which the notes have been issued, under Consumers' guarantee of the Trust Originated Preferred Securities, and under the declaration by the trust, taken together, constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Originated Preferred Securities.

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles and the need for regulatory approvals in compliance with appropriate federal law.

Long-Term Bank Debt: Consumers has a $400 million unsecured, variable rate, long-term loan. At December 31, 1996, the loan carried a weighted average interest rate of 6.0 percent. In 1996, an existing interest rate swap ended and Consumers entered into a new $125 million interest rate swap agreement, again exchanging variable-rate interest for fixed-rate interest to hedge a portion of its long-term debt. The swap agreement terminates in November 1997. At December 31, 1996, the amount of the swap totaled $125 million at 6.2 percent. After taking into account the effect of the swaps, the weighted average interest rate on the long-term loan for the year ended December 31, 1996 was 6.1 percent.

Other: Consumers has FERC authorization through November 1998 to issue up to $500 million of long-term securities for the purposes of refinancing or refunding existing long-term securities.

Consumers has a total of $131 million of long-term pollution control revenue bonds outstanding, secured by irrevocable letters of credit or first mortgage bonds, with a weighted average interest rate of 5.1 percent at December 31, 1996.

In October 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan. At December 31, 1996, the loan had a weighted average interest rate of 6.0 percent.

Under the provisions of its Articles at December 31, 1996, Consumers had $255 million of unrestricted retained earnings available to pay common dividends.


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

                                                                                                       In Millions
December 31                                               1996                                 1995
                                           Amortized      Fair    Unrealized    Amortized      Fair     Unrealized
Available-for-sale securities                   Cost     Value          Gain         Cost     Value           Gain
Common stock of CMS Energy                      $ 43      $ 99          $ 56         $ 43      $ 88           $ 45
Nuclear decommissioning
 investments (a)                                 351       386            35          286       304             18

(a) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.

The carrying amount of long-term debt was $1.9 billion at December 31, 1996 and 1995, and the fair value was $1.9 billion on those dates. For held-to-maturity securities and related-party financial instruments, see
Note 17.


9:   Executive Incentive Compensation

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock of CMS Energy and are subject to performance-based business criteria for certain plan awards. The plan reserves for award not more than three percent of CMS Energy's Common Stock outstanding on January 1 each year, less the number of shares of restricted Common Stock awarded and of Common Stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures are subject to award under the plan. At December 31, 1996, awards of up to 986,240 shares of CMS Energy Common Stock and 198,947 shares of Class G Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years and are subject to achievement of specified levels of total shareholder return. Further, the restricted stock is subject to forfeiture if employment terminates before vesting.
If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1996, 261,866 of the 277,366 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives. Of the 16,347 restricted shares of Class G Common Stock, all are subject to performance objectives.

Consumers' Executive Stock Option and Stock Appreciation Rights Plan, an earlier plan approved by shareholders, expired in 1995. However, options and stock appreciation rights granted under this plan remain outstanding.

Under both plans, for stock options and stock appreciation rights, the exercise price on each grant date equaled the closing market price on the grant date. Options are exercisable upon grant and expire up to ten years and one month from date of grant. The status of the restricted stock granted to Consumers' key employees under the Performance Incentive Stock Plan and options granted under both plans follows.

                                                      Restricted
                                                           Stock                             Options
                                                          Number                   Number        Weighted Average
CMS Energy Common Stock                                of Shares                of Shares          Exercise Price
Outstanding at January 1, 1994                           200,125                  919,033                 $ 24.18
  Granted                                                 72,250                  145,500                 $ 22.02
  Exercised or Issued                                    (22,510)                (138,650)                $ 16.85
  Forfeited                                              (60,087)                       -
  Expired                                                     -                  (123,000)                $ 31.68
                                                         -------                  -------                 -------

Outstanding at December 31, 1994                         189,778                  802,883                 $ 23.90
  Granted                                                123,615                  147,200                 $ 25.53
  Exercised or Issued                                    (27,533)                 (93,333)                $ 15.64
  Forfeited                                              (16,807)                       -
  Expired                                                      -                  (51,000)                $ 27.56
                                                         -------                   ------                 -------
Outstanding at December 31, 1995                         269,053                  805,750                 $ 24.93
  Granted                                                 84,760                  138,520                 $ 30.63
  Exercised or Issued                                    (50,925)                (169,525)                $ 21.72
  Forfeited                                              (25,522)                       -
  Expired                                                     -                   (12,000)                $ 32.88
                                                         -------                  -------                 -------

Outstanding at December 31, 1996                         277,366                  762,745                 $ 26.55
                                                         =======                  =======                 =======

Restricted shares of Class G Common Stock granted during 1996 and 1995 totaled 9,423 and 6,924, respectively. Options of Class G Common Stock granted at a price of $17.88 during 1996 and 1995 totaled 11,000 and 10,000, respectively.

The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 1996:

                                                          Number                 Weighted                  Weighted
                Range of                               of Shares                  Average                   Average
         Exercise Prices                             Outstanding           Remaining Life            Exercise Price
         $13.00 - $19.50                                  70,400                4.1 years                   $ 15.75
         $19.51 - $29.00                                 353,825                6.5 years                   $ 23.52
         $29.01 - $34.25                                 338,520                5.6 years                   $ 31.96
         ---------------                                 -------                ---------                   -------
         $13.00 - $34.25                                 762,745                5.9 years                   $ 26.55
         ===============                                 =======                =========                   =======

The weighted average remaining life of Class G Common Stock options is 9.2 years.

The weighted average fair value of options granted for the CMS Energy Common Stock was $6.94 in 1996, $5.37 in 1995, and $5.32 in 1994. The
weighted average fair value of options granted for the Class G Common Stock was $1.59 in 1996 and $1.57 in 1995. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

Years Ended December 31                  1996        1995         1994

CMS Energy Common Stock Options
  Risk-free interest rate               6.63%       6.17%        6.94%
  Expected stock price volatility      24.08%      27.12%       28.83%
  Expected dividend rate                $ .27       $ .24        $ .24
  Expected option life                5 years     5 years      5 years

Class G Common Stock Options
  Risk-free interest rate               6.63%       6.17%
  Expected stock price volatility      16.19%      16.19%
  Expected dividend rate               $ .295      $ .295
  Expected option life                5 years     5 years

Consumers applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. If compensation cost for stock options had been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, Consumers' net income would have decreased by less than $1 million for 1996 and 1995. The compensation cost charged against income for restricted stock was $1 million in 1996, $2 million in 1995, and was less than $1 million in 1994.


10:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions: Consumers provides certain health care and life insurance benefits for retired employees and their eligible dependents. Substantially all employees may become eligible for such benefits if they attain retirement status while working for Consumers or its subsidiaries. Consumers adopted the required accounting for these benefits effective in 1992 and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 18). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years. During 1995, the FERC granted Consumers a waiver of a three-year filing requirement for cost recovery with respect to its wholesale electric business. At December 31, 1996, Consumers had recorded a regulatory asset and liability of $7 million. By early 1997, the FERC had authorized recovery of these costs. Consumers funds the benefits using external Voluntary Employee Beneficiary Associations. Funding of the benefits coincides with Consumers' recovery in rates.

Retiree health care costs at December 31, 1996 are based on the assumption that costs would increase 8.5 percent in 1997, then decrease gradually to
6.0 percent in 2004 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year's estimated health care cost assumption would increase the accumulated postretirement benefit obligation at December 31, 1996 by $96 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1996 by $11 million.

Years Ended December 31                1996       1995        1994

Weighted average discount rate        7.75%      7.50%       8.00%
Expected long-term rate of return
 on plan assets                       7.00%      7.00%       7.00%

Net postretirement benefit costs for the health care benefits and life insurance benefits consisted of:

                                                       In Millions
Years Ended December 31                1996       1995        1994

Service cost                           $ 12       $ 11        $ 13
Interest cost                            41         39          40
Actual return on assets                 (14)        (4)          -
Net amortization and deferral             8          1           -
                                       ----       ----        ----

Net postretirement benefit costs       $ 47       $ 47        $ 53
                                       ====       ====        ====

The funded status of the postretirement benefit plans for the health care benefits and life insurance benefits is reconciled with the liability recorded at December 31 as follows:

                                                       In Millions
                                                  1996        1995

Actuarial present value of estimated benefits
  Retirees                                       $ 327       $ 329
  Eligible for retirement                           65          45
  Active (upon retirement)                         183         195
                                                  ----        ----
Accumulated postretirement benefit
  obligation                                       575         569
Plan assets (primarily stocks, bonds
  and money market investments) at
  fair value                                       134          76
                                                  ----        ----
Accumulated postretirement benefit
  obligation in excess of plan assets             (441)       (493)
Unrecognized prior service cost                      6           -
Unrecognized net gain from experience
  different than assumed                           (37)         (1)
                                                   ---          --

Recorded liability                               $(472)      $(494)
                                                 =====       =====

The health care portion of the accumulated postretirement benefit obligation is $560 million and $554 million at December 31, 1996 and 1995, respectively.

Supplemental Executive Retirement Plan: Certain management employees qualify to participate in the SERP. SERP benefits, which are based on an employee's years of service and earnings as defined in the SERP, are paid from a trust established in 1988. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1996 and 1995, trust assets were $18 million and $19 million, respectively, and were classified as other noncurrent assets.

Defined Benefit Pension Plan: A trusteed, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan was fully funded, no contributions were made in 1996 and 1994. A contribution of $9 million was made in 1995. Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and non-utility affiliates which were not distinguishable from the plan's total assets.

Years Ended December 31                1996       1995        1994

Discount rate                         7.75%      7.50%       8.00%
Rate of compensation increase         4.00%      4.50%       4.50%
Expected long-term rate of
  return on assets                    9.25%      9.25%       9.25%

Net Pension Plan and SERP costs consisted of:

                                                       In Millions
Years Ended December 31                1996       1995        1994

Service cost                           $ 25       $ 22        $ 23
Interest cost                            57         54          50
Actual return on plan assets            (63)      (168)         21
Net amortization and deferral            (6)       103         (85)
                                       ----       ----        ----

Net periodic pension cost              $ 13       $ 11         $ 9
                                       ====       ====         ===

The funded status of the Pension Plan and SERP reconciled to the pension liability recorded at December 31 was:

                                                                                                       In Millions
                                                                            Pension Plan                SERP
                                                                          1996        1995        1996        1995
Actuarial present value of estimated benefits
  Vested                                                                 $ 504       $ 496        $ 13        $ 12
  Non-vested                                                                72          74           -           -
                                                                          ----        ----         ---         ---
Accumulated benefit obligation                                             576         570          13          12
Provision for future pay increases                                         158         183           8           7
                                                                          ----        ----         ---         ---
Projected benefit obligation                                               734         753          21          19
Plan assets (primarily stocks and bonds, including
 $117 in 1996 and $104 in 1995 of CMS Energy
 Common Stock) at fair value                                               779         779           -           -
                                                                          ----        ----         ---         ---
Projected benefit obligation less than
 (in excess of) plan assets                                                 45          26         (21)        (19)
Unrecognized net (gain) loss from experience
 different than assumed                                                    (99)        (69)          1           2
Unrecognized prior service cost                                             39          43           1           1
Unrecognized net transition (asset) obligation                             (27)        (32)          -           -
                                                                          ----        ----         ---         ---

Recorded liability                                                       $ (42)      $ (32)      $ (19)       $(16)
                                                                          ====        ====         ===         ===

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

Defined Contribution Plan: Consumers provides a defined contribution 401(k) plan to all U.S. employees of CMS Energy and its subsidiaries which are at least 80 percent owned and have adopted the plan. Consumers will match at least one-half of the amount contributed by employees up to 3 percent of their salary. These contributions to the plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $17 million in 1996 and $16 million in 1995 and 1994.


11:   Leases

Consumers leases various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement is scheduled to expire in November 1998 and provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $69 million as of December 31, 1996. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 1996, were:

                                                    In Millions
                                   Capital            Operating
                                    Leases               Leases

1997                                  $ 47                 $  3
1998                                    65                    3
1999                                    14                    2
2000                                    12                    2
2001                                    11                    2
2002 and thereafter                     14                   22
                                       ---                  ---
Total minimum lease payments           163                 $ 34
                                                            ===
Less imputed interest                   24
                                       ---
Present value of net minimum
  lease payments                       139
Less current portion                    39
                                       ---
Non-current portion                   $100
                                       ===

Consumers recovers these charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 1996, 1995 and 1994, were $3 million, $7 million and $8 million, respectively.

Capital lease expenses for the years ended December 31, 1996, 1995 and 1994 were $45 million, $45 million and $40 million, respectively.
Included in these amounts for the years ended 1996, 1995 and 1994, are nuclear fuel lease expenses of $25 million, $25 million and $21 million, respectively.


12:   Commitments and Contingencies

Environmental Matters: Consumers is a so-called potentially responsible party at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known sites will be between $2 million and $9 million. At December 31, 1996, Consumers has accrued $2 million for its estimated losses.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Four of the five plans submitted by Consumers have been approved by the appropriate environmental regulatory authority in the State of Michigan. Findings for the two completed remedial investigations indicate that the expenditures for those two sites are likely to be less than the amounts projected before the studies were performed. However, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1996 costs. At December 31, 1996, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in March 1996, environmental clean-up costs above the amount currently being recovered in rates will be deferred and amortized over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Clean Air Act's provisions required Consumers to make capital expenditures totaling $40 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fired units to be an additional $35 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected as a result of expenditures that will be made to comply with the Clean Air Act.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $387 million for 1997, $378 million for 1998 and $360 million for 1999. For further information regarding capital expenditures, see Forward-Looking Information in the MD&A.

Commitments for Coal and Gas Supplies: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1997 to 2004. Consumers contracts for 60 - 70 percent of its annual coal requirements which in 1996 totaled $243 million (62 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

Consumers has entered into gas supply contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1997 to 2003. Consumers' 1996 gas requirements totaled 266 bcf at a cost of $747 million, 80 percent of which was under long-term contracts for one year or more. As of the end of 1996, Consumers had 35 percent of its 1997 gas requirements under such long-term contracts, and will supplement them with additional long-term contracts and spot-market purchases.

Other: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns and has an ongoing program to modify the grounding of all customer services. As of January 1997, Consumers had 22 separate stray voltage lawsuits awaiting trial court action, down from 30 lawsuits at December 31, 1995, and 83 lawsuits at December 31, 1994.

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


13:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 which estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered Consumers to file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. Consumers filed its decommissioning plan for Big Rock with the NRC in 1995.

The NRC has approved the design of the spent fuel dry storage casks now being used by Consumers at Palisades; however, certain parties, including the Attorney General, have petitioned the NRC to suspend Consumers' general license to store spent fuel, claiming that Consumers' cask unloading procedure does not satisfy NRC regulations. The NRC staff has reviewed the petition and denied the request to suspend Consumers general license to store spent fuel.

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. In a review of the cask manufacturer's quality assurance program, indications of minor flaws in welds in the steel liner of one of the loaded casks were detected. Radiographic examination of the casks has found all other welds acceptable. The cask in which the minor flaws were detected continues to store spent fuel safely and there is no requirement for its replacement. Nevertheless, Consumers plans to remove the spent fuel and insert it into a transportable cask. Bids are currently being taken for the design and fabrication of the transportable cask. Consumers is monitoring an investigation under way at another utility that also uses a dry storage cask system for spent nuclear fuel. The other utility experienced an unexpected ignition of hydrogen gas following the loading of a cask. Although the event caused no injuries or releases of radioactive material, and Consumers' procedures had already precluded a similar event, the NRC has instructed utilities using the dry storage casks to take certain additional precautions when loading or unloading casks.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. This insurance includes coverage for replacement power costs during prolonged accidental outages. Such costs would not be covered by insurance during the first 21 weeks of any outage, but the major portion of such costs would be covered during the next twelve months of the outage, followed by reduced coverage to 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $23 million in any one year to NML and NEIL; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million in the event of nuclear workers claiming bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, Palisades might be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.


14:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                    In Millions
December 31                           1996                 1995

Net investment
  Ludington - 51%                     $116                 $116
  Campbell Unit 3 - 93.3%              329                  332
  Transmission lines - various          35                   33

Accumulated depreciation
  Ludington                           $ 84                 $ 81
  Campbell Unit 3                      252                  238
  Transmission lines                    14                   14


15:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the years ended December 31 were:

                                                    In Millions
                              1996          1995           1994

Cash transactions
  Interest paid (net of
    amounts capitalized)      $143          $158           $147
  Income taxes paid
   (net of refunds)            119            43             34

Non-cash transactions
  Nuclear fuel placed
    under capital lease       $ 28          $ 26           $ 21
  Other assets placed
    under capital leases         3             5             15
  Capital leases refinanced      -            21              -

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows at December 31 are described below:

                                                    In Millions
                              1996          1995           1994

Sale of receivables, net      $ 23          $ 20           $(10)
Accounts receivable             12           (55)            (4)
Accrued revenue                (49)            1             24
Inventories                      8            54             (5)
Accounts payable                17            48             19
Accrued refunds                (14)           (4)            (3)
Other current assets
  and liabilities, net         (14)           28             12
Non-current deferred
  amounts, net                  20            (8)            (9)
                              ----           ---            ---
                             $   3          $ 84           $ 24
                             =====          ====           ====

16:   Reportable Segments

The Consolidated Statements of Income show operating revenue and pretax operating income by segments. These amounts include earnings from investments accounted for by the equity method of $42 million, $39 million and $16 million for 1996, 1995 and 1994, respectively. Other segment information follows:

                                                    In Millions
Years Ended December 31       1996          1995           1994

Depreciation, depletion
 and amortization
  Electric                 $   282       $   272        $   257
  Gas                           87            83             76
  Other                          2             2              2
                             -----         -----          -----
                           $   371       $   357        $   335
                           =======       =======        =======
Identifiable assets
  Electric (a)              $4,505        $4,522         $4,364
  Gas (a)                    1,709         1,690          1,673
  Other                        811           742            772
                             -----         -----          -----
                            $7,025        $6,954         $6,809
                            ======        ======         ======
Capital expenditures (b)
  Electric                 $   310       $   328        $   358
  Gas                          137           126            134
                             -----         -----          -----
                           $   447       $   454        $   492
                           =======       =======        =======

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


17:   Related-Party Transactions

Consumers has an investment of $250 million in ten shares of Enterprises' preferred stock. Beginning in 1997, a five-year redemption program of $50 million per year will commence. In addition, Consumers has an investment in three million shares of CMS Energy Common Stock with a fair value totaling $99 million (see Note 8) at December 31, 1996. As a result of these two investments, Consumers received dividends on affiliates' common and preferred stock totaling $17 million in 1996, 1995 and 1994.

Consumers purchases a portion of its gas from CMS NOMECO. The amounts of purchases for the years ended 1996, 1995 and 1994 were $24 million, $19 million and $1 million, respectively. In 1996, 1995 and 1994, Consumers purchased $50 million, $53 million and $48 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $13 million for 1996, 1995 and 1994. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 19. Other related-party transactions are immaterial.


18:   Effects of the Ratemaking Process

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process. These costs are being recovered through rates over periods of up to 16 years.

A new accounting standard, effective January 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The standard also imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. There was no impact on financial position or results of operations upon adoption because management believes these assets will be recovered. For further discussion, see MD&A Forward-Looking Information.

                                                           In Millions
December 31                                       1996            1995

Postretirement benefits (Note 10)               $  460          $  487
Income taxes (Note 5)                              158             176
Abandoned Midland project                          113             131
DSM - deferred costs                                60              68
Trunkline settlement                                25              55
Manufactured gas plant sites (Note 12)              47              47
Power purchase contracts (Note 3)                    -              44
Uranium enrichment facility                         23              25
Ludington Fish Settlement                           14               -
Other                                               18              22
                                                  ----           -----
Total regulatory assets                         $  918          $1,055
                                                  ====           =====

Income taxes (Note 5)                           $ (224)         $ (220)
DSM - deferred revenue                             (24)            (25)
Other                                               (1)             (1)
                                                  ----           -----

Total regulatory liabilities                    $ (249)         $ (246)
                                                 =====           =====

19:   Summarized Financial Information of Significant Related Energy
          Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1996 obligation to purchase electric capacity from the MCV Partnership was 15 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:

Statements of Income

                                                     In Millions
Years Ended December 31    1996          1995               1994

Operating revenue (a)     $ 645         $ 618              $ 579
Operating expenses          417           386                378
                           ----          ----               ----
Operating income            228           232                201
Other expense, net          162           171                183
                           ----          ----               ----
Net income               $   66        $   61             $   18
                           ====          ====               ====
Balance Sheets

                                                     In Millions
December 31                              1996               1995

Assets
  Current assets (b)                  $   316            $   257
  Property, plant and equipment,
    net                                 1,889              1,948
  Other assets                            159                156
                                        -----              -----
                                       $2,364             $2,361
                                       ======             ======

Liabilities and Partners' Equity
  Current liabilities                 $   235            $   219
  Long-term debt and other
    non-current liabilities (c)         1,930              2,008
  Partners' equity (d)                    199                134
                                        -----              -----
                                       $2,364             $2,361
                                       ======             ======

(a) Revenue from Consumers totaled $598 million, $571 million and $534 million for 1996, 1995, and 1994, respectively.

(b) Receivables from Consumers totaled $52 million and $48 million, at December 31, 1996 and 1995, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP.  At
December 31, 1996 and 1995, lease obligations of $1.6 billion, were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1996 lease payments was $64 million and $25 million, respectively, and for the 1995 lease payments was $66 million and $23 million, respectively. The lease payments service $1.1 billion in non-recourse debt outstanding as of December 31, 1996 and 1995, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1996 and 1995, the owner-trust made debt payments (including interest) of $192 million.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership.

                         ARTHUR ANDERSEN LLP




               Report of Independent Public Accountants
               ----------------------------------------




To Consumers Energy Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS ENERGY COMPANY (formerly Consumers Power Company) (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Energy Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                           Arthur Andersen LLP


Detroit, Michigan,
  January 24, 1997.

Quarterly Financial Information                                              Consumers Energy Company
                                                                                                    In Millions

                                          1996 (Unaudited)                           1995 (Unaudited)

Quarters Ended                March 31   June 30  Sept. 30   Dec. 31    March 31   June 30   Sept. 30   Dec. 31
Operating revenue               $1,141      $797      $798    $1,034      $1,032      $750       $772      $957

Pretax operating income           $197      $126      $144      $130        $187      $109       $136      $117

Net income                        $102       $58       $69       $67         $94       $45        $63       $53

Preferred stock dividends           $7        $7        $7        $7          $7        $7         $7        $7

Preferred securities
 distributions                      $1        $2        $2        $3           -         -          -         -

Net income available to
 common stockholder                $94       $49       $60       $57         $87       $38        $56       $46



           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CMS Energy

None for CMS Energy.

Consumers

None for Consumers.

                                  PART III
                        (ITEMS 10., 11., 12. and 13.)
CMS Energy

CMS Energy's definitive proxy statement, except for the organization and compensation committee report and cumulative total return performance graph contained therein, is incorporated by reference herein. See also
Item 1. Business for information pursuant to Item 10.

Consumers

Consumers' definitive proxy statement, except for the organization and compensation committee report contained therein, is incorporated by reference herein. See also Item 1. Business for information pursuant to
Item 10.


                                   PART IV
              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                          AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are listed in Item 8. Financial Statements and Supplementary Data and are incorporated by reference herein.

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

(b)    Reports on Form 8-K for CMS Energy and Consumers.

       CMS Energy

       Current Report dated November 14, 1996 covering matters reported pursuant to Item 5. Other Events.

       Consumers

       Current Report dated November 14, 1996 covering matters reported pursuant to Item 5. Other Events.

(c)    Exhibits, including those incorporated by reference (see also
       Exhibit volume).

CMS ENERGY AND CONSUMERS EXHIBITS

             Previously Filed
           -------------------
           With        As
           File        Exhibit
Exhibits   Number      Number                      Description
--------------------------------------------------------------------------

(3)(a)     33-60007    (3)(i)       -   Restated Articles of Incorporation
                                        of CMS Energy.
(3)(b)     1-9513      (3)(b)       -   By-Laws of CMS Energy.  (1994
                                        Form 10-K)
(3)(c)                              -   Certificate of Amendment to the
                                        Articles of Incorporation dated
                                        March 10, 1997 and Restated
                                        Articles of Incorporation dated
                                        March 25, 1994 of Consumers Energy.
(3)(d)                              -   By-Laws of Consumers Energy.
(4)(a)     2-65973     (b)(1)-4     -   Indenture dated as of September 1,
                                        1945, between Consumers and
                                        Chemical Bank (successor to
                                        Manufacturers Hanover Trust
                                        Company), as Trustee, including
                                        therein indentures supplemental
                                        thereto through the Forty-third
                                        Supplemental Indenture dated as of
                                        May 1, 1979.
                                    -   Indentures Supplemental thereto:
           1-5611      (4)          -   65th  02/15/88 (Form 8-K dated
                                        Feb. 18, 1988)
           33-31866    (4)(d)       -   67th  11/15/89
           33-41126    (4)(c)       -   68th  06/15/93
           1-5611      (4)          -   69th  09/15/93 (Form 8-K dated
                                        Sept. 21, 1993)
(4)(b)     1-9513      (4)(b)       -   Indenture dated as of January 1,
                                        1996 between Consumers and The Bank
                                        of New York, as Trustee.  First
                                        Supplemental Indenture dated as of
                                        January 18, 1996 between Consumers
                                        and The Bank of New York, as
                                        Trustee.  (1995 Form 10-K)
(4)(c)     33-47629    (4)(a)       -   Indenture between CMS Energy and
                                        NBD Bank, as Trustee.
           1-9513      (4)          -   First Supplemental Indenture dated
                                        as of October 1, 1992 between
                                        CMS Energy and NBD Bank, as
                                        Trustee.  (Form 8-K dated Oct. 1,
                                        1992)
           1-9513      (4)          -   Second Supplemental Indenture dated
                                        as of October 1, 1992 between
                                        CMS Energy and NBD Bank, as
                                        Trustee.  (Form 8-K dated Oct. 1,
                                        1992)
(4)(d)     1-9513      (4a)         -   Indenture between CMS Energy and
                                        Chase Manhattan Bank, as Trustee,
                                        dated as of January 15, 1994.
                                        (Form 8-K dated Mar. 29, 1994)
           1-9513      (4b)         -   First Supplemental Indenture dated
                                        as of January 20, 1994 between
                                        CMS Energy and Chase Manhattan
                                        Bank, as Trustee.  (Form 8-K dated
                                        Mar. 29, 1994)
           1-9513      (4)          -   Second Supplemental Indenture dated
                                        as of March 19, 1996 between
                                        CMS Energy and Chase Manhattan
                                        Bank, as Trustee.  (1st qtr 1996
                                        Form 10-Q)
(10)(a)    33-60007    (4)(ii)      -   Credit Agreement dated as of
                                        November 21, 1995, among
                                        CMS Energy, the Banks, the Co-
                                        Agents, the Documentation Agent,
                                        the Operational Agent and the Co-
                                        Managers, all as defined therein,
                                        and the Exhibits thereto.
(10)(b)    33-60007    (4)(ii)(A)   -   Term Loan Agreement dated as of
                                        November 21, 1995, among
                                        CMS Energy, the Banks, the Co-
                                        Agents, the Documentation Agent,
                                        the Operational Agent and the Co-
                                        Managers, all as defined therein,
                                        and the Exhibits thereto.

(10)(c)    1-5611      (10)         -   Credit Agreement dated as of
                                        July 14, 1995 among Consumers, the
                                        Banks named therein and the First
                                        National Bank of Chicago, as
                                        Administrative Agent.
(10)(d)    1-9513      (10)(c)      -   Employment Agreement dated as of
                                        August 1, 1990 among  CMS Energy,
                                        Consumers and William T.
                                        McCormick, Jr.  (1990 Form 10-K)
(10)(e)    1-5611      (10)(i)      -   Employment Agreement effective as
                                        of June 15, 1988 among CMS Energy,
                                        Consumers and Victor J. Fryling.
                                        (1988 Form 10-K)
(10)(f)    1-5611      (10)(f)      -   Employment Agreement dated May 26,
                                        1989 between Consumers and
                                        Michael G. Morris.  (1990
                                        Form 10-K)
(10)(g)    1-5611      (10)(h)      -   Employment Agreement dated May 26,
                                        1989 between Consumers and David A.
                                        Mikelonis.  (1991 Form 10-K)
(10)(h)    1-9513      (10)(f)      -   Employment Agreement dated May 26,
                                        1989 among CMS Energy, Consumers
                                        and John W. Clark.  (1990
                                        Form 10-K)
(10)(i)    1-5611      (10)(j)      -   Employment Agreement dated
                                        March 25, 1992 between  CMS Energy,
                                        Consumers and Alan M. Wright.
                                        (1992 Form 10-K)
(10)(j)    1-5611      (10)(k)      -   Employment Agreement dated
                                        March 25, 1992 between Consumers
                                        and Paul A. Elbert.  (1992
                                        Form 10-K)
(10)(k)    1-9513      (10)(j)      -   Employment Agreement dated
                                        January 12, 1996 between CMS Energy
                                        and Rodger A. Kershner.  (1995
                                        Form 10-K)
(10)(l)    1-9513      (10)         -   Employment Agreement dated
                                        March 20, 1996 between CMS Energy
                                        and Preston D. Hopper.  (1st qtr
                                        1996 Form 10-Q)
(10)(m)                             -   Employment Agreement dated April 2,
                                        1996 between CMS Energy and
                                        William J. Haener.
(10)(n)                             -   Employment Agreement dated April 4,
                                        1996 between CMS Energy,
                                        CMS Enterprises and James W. Cook.
(10)(o)                             -   Employment Agreement dated
                                        March 19, 1996 between Consumers
                                        and David W. Joos.
(10)(p)    1-5611      (10)(g)      -   Consumers' Executive Stock Option
                                        and Stock Appreciation Rights Plan
                                        effective December 1, 1989.   (1990
                                        Form 10-K)
(10)(q)    33-61595    (4)(d)       -   CMS Energy's Performance Incentive
                                        Stock Plan effective as of
                                        December 1, 1989.
(10)(r)    1-9513      (10)(m)      -   CMS Energy Deferred Salary Savings
                                        Plan effective January 1, 1994.
                                        (1993 Form 10-K)
(10)(s)    1-5611      (10)(n)      -   CMS Energy and Consumers Annual
                                        Executive Incentive Compensation
                                        Plan effective January 1, 1986, as
                                        amended January 1995. (1995
                                        Form 10-K)
(10)(t)    1-5611      (10)(o)      -   Consumers' Supplemental Executive
                                        Retirement Plan effective
                                        November 1, 1990.  (1993 Form 10-K)
(10)(u)    33-37977    (4.1)        -   Senior Trust Indenture, Leasehold
                                        Mortgage and Security Agreement
                                        dated as of June 1, 1990 between
                                        The Connecticut National Bank and
                                        United States Trust Company of New
                                        York.  (MCV Partnership)
                                    -   Indenture Supplemental thereto:
           33-37977    (4.2)        -   Supplement No. 1 dated as of
                                        June 1, 1990.  (MCV Partnership)
(10)(v)    1-9513      (28)(b)      -   Collateral Trust Indenture dated as
                                        of June 1, 1990 among Midland
                                        Funding Corporation I, MCV
                                        Partnership and United States Trust
                                        Company of New York, Trustee.  (3rd
                                        qtr 1990 Form 10-Q)
                                    -   Indenture Supplemental thereto:
           33-37977    (4.4)        -   Supplement No. 1 dated as of
                                        June 1, 1990.  (MCV Partnership)
(10)(w)    1-9513      (10)(v)      -   Amended and Restated Investor
                                        Partner Tax Indemnification
                                        Agreement dated as of June 1, 1990
                                        among Investor Partners,
                                        CMS Midland as Indemnitor and
                                        CMS Energy as Guarantor.  (1990
                                        Form 10-K)
(10)(x)    1-9513      (19)(d)*     -   Environmental Agreement dated as of
                                        June 1, 1990 made by CMS Energy to
                                        The Connecticut National Bank and
                                        Others.  (1990 Form 10-K)
(10)(y)    1-9513      (10)(z)*     -   Indemnity Agreement dated as of
                                        June 1, 1990 made by CMS Energy to
                                        Midland Cogeneration Venture
                                        Limited Partnership.  (1990
                                        Form 10-K)
(10)(z)    1-9513      (10)(aa)*    -   Environmental Agreement dated as of
                                        June 1, 1990 made by CMS Energy to
                                        United States Trust Company of New
                                        York, Meridian Trust Company, each
                                        Subordinated Collateral Trust
                                        Trustee and Holders from time to
                                        time of Senior Bonds and
                                        Subordinated Bonds and Participants
                                        from time to time in Senior Bonds
                                        and Subordinated Bonds.  (1990
                                        Form 10-K)
(10)(aa)   33-37977    (10.4)       -   Amended and Restated Participation
                                        Agreement dated as of June 1, 1990
                                        among MCV Partnership, Owner
                                        Participant, The Connecticut
                                        National Bank, United States Trust
                                        Company, Meridian Trust Company,
                                        Midland Funding Corporation I,
                                        Midland Funding Corporation II, MEC
                                        Development Corporation and
                                        Institutional Senior Bond
                                        Purchasers.  (MCV Partnership)
           1-5611      (10)(w)      -   Amendment No. 1 dated as of July 1,
                                        1991.  (1991 Form 10-K)
(10)(bb)   33-37977    (10.4)       -   Power Purchase Agreement dated as
                                        of July 17, 1986 between MCV
                                        Partnership and Consumers.  (MCV
                                        Partnership)
                                    -   Amendments thereto:
           33-37977    (10.5)       -   Amendment No. 1 dated September 10,
                                        1987.  (MCV Partnership)
           33-37977    (10.6)       -   Amendment No. 2 dated March 18,
                                        1988.  (MCV Partnership)
           33-37977    (10.7)       -   Amendment No. 3 dated August 28,
                                        1989.  (MCV Partnership)
           33-37977    (10.8)       -   Amendment No. 4A dated May 25,
                                        1989.  (MCV Partnership)
(10)(cc)   1-5611      (28)         -   Request for Approval of Settlement
                                        Proposal to Resolve MCV
           1-9513                       Cost Recovery Issues and Court
                                        Remand, filed with the MPSC on
                                        July 7, 1992, MPSC Case
                                        No. U-10127.  (1992  Form 8)
(10)(dd)   1-5611      (28)         -   Settlement Proposal Filed on
                                        July 7, 1992 as Revised on
           1-9513                       September 8, 1992 by Filing with
                                        the MPSC.  (Form 8-K dated
                                        September 8, 1992)
(10)(ee)   1-5611      (10)(cc)     -   MPSC Order Dated March 31, 1993,
                                        Approving with 1-9513 Modifications
                                        the Settlement Proposal Filed on
                                        July 7, 1992, as Revised on
                                        September 8, 1992.  (1992
                                        Form 10-K)
(10)(ff)   1-5611      (10)(y)      -   Unwind Agreement dated as of
                                        December 10, 1991 by and among
                                        CMS Energy, Midland Group, Ltd.,
                                        Consumers, CMS Midland, Inc., MEC
                                        Development Corp. and CMS Midland
                                        Holdings Company.  (1991 Form 10-K)
(10)(gg)   1-5611      (10)(z)      -   Stipulated AGE Release Amount
                                        Payment Agreement dated as of
                                        June 1, 1990, among CMS Energy,
                                        Consumers and The Dow Chemical
                                        Company.  (1991 Form 10-K)
(10)(hh)   1-5611      (10)(aa)*    -   Parent Guaranty dated as of
                                        June 14, 1990 from CMS Energy to
                                        MCV, each of the Owner Trustees,
                                        the Indenture Trustees, the Owner
                                        Participants and the Initial
                                        Purchasers of Senior Bonds in the
                                        MCV Sale Leaseback transaction, and
                                        MEC Development.  (1991 Form 10-K)
(12)                                -   Statements regarding computation of
                                        CMS Energy's Ratio of Earnings to
                                        Fixed Charges.
(21)(a)                             -   Subsidiaries of CMS Energy.
(21)(b)                             -   Subsidiaries of Consumers.
(23)                                -   Consent of experts for CMS Energy.
(24)                                -   Power of Attorney for CMS Energy
                                        and Consumers Energy.
(27)(a)                             -   Financial Data Schedule UT for
                                        CMS Energy.
(27)(b)                             -   Financial Data Schedule UT for
                                        Consumers.
(99)(a)                             -   CMS Energy: Consumers Gas Group
                                        Financials
(99)(b)                             -   Consumers' March 7, 1997 Response
                                        to MPSC's Request for Information
                                        in MPSC Case No. U-11290

* Obligations of only CMS Holdings and CMS Midland, second tier subsidiaries of Consumers, and of CMS Energy but not of Consumers.

Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to various acts administered by the Commission, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

                   Index to Financial Statement Schedules


                                                                    Page

Schedule II       Valuation and Qualifying Accounts
                    and Reserves 1996, 1995 and 1994:
                      CMS Energy Corporation. . . . . . . . . . .   147
                      Consumers Power Company . . . . . . . . . .   147

Report of Independent Public Accountants
                      CMS Energy Corporation. . . . . . . . . . .   148
                      Consumers Power Company . . . . . . . . . .   148


Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.

                                                  CMS ENERGY CORPORATION
                               Schedule II - Valuation and Qualifying Accounts and Reserves
                                       Years Ended December 31, 1996, 1995 and 1994
                                                       (In Millions)

                                             Balance at       Charged       Charged to                      Balance
                                              Beginning         to             other                       at End
     Description                              of Period       Expense        Accounts     Deductions       of Period

Accumulated provision for uncollectible
 accounts (substantially all
 Consumers Energy Company):
  1996                                           $4             $21              -          $15(a)            $10

  1995                                           $5             $10              -          $11(a)             $4

  1994                                           $4             $12              -          $11(a)             $5

(a)       Accounts receivable written off including net uncollectible amounts of $13 in 1996, $10 in 1995 and $10 in
          1994 charged directly to operating expense and credited to accounts receivable.




                                                 CONSUMERS ENERGY COMPANY
                               Schedule II - Valuation and Qualifying Accounts and Reserves
                                       Years Ended December 31, 1996, 1995 and 1994
                                                       (In Millions)


                                             Balance at       Charged       Charged to                      Balance
                                              Beginning         to             other                       at End
     Description                              of Period       Expense        Accounts     Deductions       of Period

Accumulated provision for
 uncollectible accounts:
  1996                                           $3             $21              -          $14(a)            $10

  1995                                           $4             $10              -          $11(a)             $3

  1994                                           $4             $11              -          $11(a)             $4


(a)       Accounts receivable written off including net uncollectible amounts of $13 in 1996, $10 in 1995 and $10 in
          1994 charged directly to operating expense and credited to accounts receivable.



                         ARTHUR ANDERSEN LLP



               Report of Independent Public Accountants
               ----------------------------------------


To CMS Energy Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CMS Energy Corporation's 1996 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1997. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                   Arthur Andersen LLP

Detroit, Michigan,
  January 24, 1997.


               Report of Independent Public Accountants
               ----------------------------------------


To Consumers Energy Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consumers Energy Company's 1996 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1997. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                   Arthur Andersen LLP

Detroit, Michigan,
  January 24, 1997.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1997.


                                               CMS ENERGY CORPORATION


                                         By   William T. McCormick, Jr.
                                             ---------------------------
                                              William T. McCormick, Jr.
                                                Chairman of the Board
                                             and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 14th day of March 1997.





               Signature                                Title


(i)  Principal executive officer:
                                               Chairman of the Board,
                                               Chief Executive Officer
       William T. McCormick, Jr.                    and Director
     -----------------------------
       William T. McCormick, Jr.

(ii) Principal financial officer:
                                               Senior Vice President,
                                               Chief Financial Officer
             A. M. Wright                           and Treasurer
     -----------------------------
            Alan M. Wright

(iii)   Controller or principal
          accounting officer:

                                          Senior Vice President, Controller
             P. D. Hopper                   and Chief Accounting Officer
     -----------------------------
           Preston D. Hopper

(iv)  A majority of the Directors
     including those named above:

            John M Deutch*                            Director
     -----------------------------
            John M. Deutch

         James J. Duderstadt*                         Director
     -----------------------------
          James J. Duderstadt

             K R Flaherty*                            Director
     -----------------------------
         Kathleen R. Flaherty

          Victor J. Fryling*                          Director
     -----------------------------
           Victor J. Fryling

            Earl D. Holton*                           Director
     -----------------------------
            Earl D. Holton

             Lois A. Lund*                            Director
     -----------------------------
             Lois A. Lund

          Michael G. Morris*                          Director
     -----------------------------
           Michael G. Morris

             W. U. Parfet*                            Director
     -----------------------------
           William U. Parfet

           Percy A. Pierre*                           Director
     -----------------------------
            Percy A. Pierre

              K. Whipple*                             Director
     -----------------------------
            Kenneth Whipple

           John B. Yasinsky*                          Director
     -----------------------------
           John B. Yasinsky


* By       Thomas A. McNish
     -----------------------------
Thomas A. McNish, Attorney-in-Fact

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1997.


                                              CONSUMERS ENERGY COMPANY


                                         By   William T. McCormick, Jr.
                                             ---------------------------
                                              William T. McCormick, Jr.
                                                Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities and on the 14th day of March 1997.





               Signature                                Title


(i)  Principal executive officer:
                                                     President,
                                               Chief Executive Officer
           Michael G. Morris                        and Director
     -----------------------------
           Michael G. Morris

(ii) Principal financial officer:

                                              Senior Vice President and
             A. M. Wright                      Chief Financial Officer
     -----------------------------
            Alan M. Wright

(iii)   Controller or principal
          accounting officer:

                                                 Vice President and
             Dennis DaPra                            Controller
     -----------------------------
             Dennis DaPra

(iv)  A majority of the Directors
     including those named above:

            John M Deutch*                            Director
     -----------------------------
            John M. Deutch

         James J. Duderstadt*                         Director
     -----------------------------
          James J. Duderstadt

             K R Flaherty*                            Director
     -----------------------------
         Kathleen R. Flaherty

          Victor J. Fryling*                          Director
     -----------------------------
           Victor J. Fryling

            Earl D. Holton*                           Director
     -----------------------------
            Earl D. Holton

             Lois A. Lund*                            Director
     -----------------------------
             Lois A. Lund

      William T. McCormick, Jr.*                      Director
     -----------------------------
       William T. McCormick, Jr.

             W. U. Parfet*                            Director
     -----------------------------
           William U. Parfet

           Percy A. Pierre*                           Director
     -----------------------------
            Percy A. Pierre

              K. Whipple*                             Director
     -----------------------------
            Kenneth Whipple

           John B. Yasinsky*                          Director
     -----------------------------
           John B. Yasinsky


*By        Thomas A. McNish
     -----------------------------
Thomas A. McNish, Attorney-in-Fact