Form 10-Q
period 1997-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 1997-05-14
CIK 201533, 811156

==========================================================================


                                  FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from      to


Commission    Registrant; State of Incorporation;     IRS Employer
File Number   Address; and Telephone Number           Identification No.
--------------------------------------------------------------------------
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
Yes  X     No
    ---       ---

Number of shares outstanding of each of the issuer's classes of common stock at April 30, 1997:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value                         95,337,648
   CMS Energy Class G Common Stock, no par value                    7,965,981
Consumers Energy Company, $10 par value, privately held
  by CMS Energy                                                    84,108,789

==========================================================================

                           CMS Energy Corporation
                                     and
                          Consumers Energy Company


  Quarterly reports on Form 10-Q to the Securities and Exchange Commission
                  for the Quarter Ended March 31, 1997



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                              TABLE OF CONTENTS


                                                                         Page
Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
PART I:
CMS Energy Corporation
   Management's Discussion and Analysis . . . . . . . . . . . . . . . .    6
   Consolidated Statements of Income. . . . . . . . . . . . . . . . . .   19
   Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .   20
   Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .   21
   Consolidated Statements of Common Stockholders' Equity . . . . . . .   23
   Condensed Notes to Consolidated Financial Statements . . . . . . . .   24
   Report of Independent Public Accountants . . . . . . . . . . . . . .   31
Consumers Energy Company
   Management's Discussion and Analysis . . . . . . . . . . . . . . . .   32
   Consolidated Statements of Income. . . . . . . . . . . . . . . . . .   43
   Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .   44
   Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .   45
   Consolidated Statements of Common Stockholder's Equity . . . . . . .   47
   Condensed Notes to Consolidated Financial Statements . . . . . . . .   48
   Report of Independent Public Accountants . . . . . . . . . . . . . .   53
PART II:
   Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 54
   Item 4.    Submission of Matters to a Vote of Security Holders . . . . 54
   Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 55
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 56

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

Class G Common Stock. . . . . One of two classes of common stock of
                              CMS Energy, no par value, which reflects the
                              separate performance of the Consumers Gas
                              Group
Clean Air Act . . . . . . . . Federal Clean Air Act as amended on November
                              15, 1990
CMS Electric and Gas. . . . . CMS Electric and Gas Company, a subsidiary of
                              Enterprises
CMS Energy. . . . . . . . . . CMS Energy Corporation
CMS Energy Common Stock . . . One of two classes of common stock of
                              CMS Energy, par value $.01 per share
CMS Gas Transmission. . . . . CMS Gas Transmission and Storage Company, a
                              subsidiary of Enterprises
CMS Generation. . . . . . . . CMS Generation Co., a subsidiary of
                              Enterprises
CMS Holdings. . . . . . . . . CMS Midland Holdings Company, a subsidiary of
                              Consumers
CMS Midland . . . . . . . . . CMS Midland Inc., a subsidiary of Consumers
CMS MST . . . . . . . . . . . CMS Marketing, Services and Trading Company,
                              a subsidiary of Enterprises
CMS NOMECO. . . . . . . . . . CMS NOMECO Oil & Gas Co., a subsidiary of
                              Enterprises
Common Stock. . . . . . . . . CMS Energy Common Stock and Class G Common
                              Stock
Consumers . . . . . . . . . . Consumers Energy Company, a subsidiary of
                              CMS Energy
Consumers Gas Group . . . . . The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Court of Appeals. . . . . . . Michigan Court of Appeals
CTM . . . . . . . . . . . . . Centrales Termicas Mendoza, an indirect subsidiary of CMS Generation

Detroit Edison. . . . . . . . The Detroit Edison Company
Dow . . . . . . . . . . . . . The Dow Chemical Company

EDEER S.A.. . . . . . . . . . Empresa Distribuidora de Electricidad de
                              Entre Rios S. A., the electric distribution
                              utility in Entre Rios Province, Argentina
ENDESA. . . . . . . . . . . . Empresa Nacional de Electricidad S.A.,
                              Chile's largest electric generation and
                              transmission company
Enterprises . . . . . . . . . CMS Enterprises Company, a subsidiary of
                              CMS Energy
EPS . . . . . . . . . . . . . Earnings per share

FASB. . . . . . . . . . . . . Financial Accounting Standards Board
FERC. . . . . . . . . . . . . Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . . First Midland Limited Partnership

GCR . . . . . . . . . . . . . Gas cost recovery
GTNs. . . . . . . . . . . . . CMS Energy General Term Notes(Registered
                              Trademark), $250 million Series A, $125
                              million Series B and $150 million Series C
GVK . . . . . . . . . . . . . GVK Industries, the developer of an independent power project in Jegurupadu,
                              Andhra Pradesh, India

Kwh . . . . . . . . . . . . . Kilowatt-hour

Ludington . . . . . . . . . . Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

MCV Facility. . . . . . . . . A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                              Partnership
MCV Partnership . . . . . . . Midland Cogeneration Venture Limited
                              Partnership
MD&A. . . . . . . . . . . . . Management's Discussion and Analysis
Michigan Gas Storage. . . . . Michigan Gas Storage Company, a subsidiary of
                              Consumers
MMBtu . . . . . . . . . . . . Million British thermal unit
MPSC. . . . . . . . . . . . . Michigan Public Service Commission
MW. . . . . . . . . . . . . . Megawatts

NRC . . . . . . . . . . . . . Nuclear Regulatory Commission

Order 888 and Order 889 . . . FERC final rules issued on April 24, 1996
Outstanding Shares. . . . . . Outstanding shares of Class G Common Stock

Palisades . . . . . . . . . . Palisades nuclear power plant, owned by
                              Consumers
PPA . . . . . . . . . . . . . The Power Purchase Agreement between
                              Consumers and the MCV Partnership with a 35-
                              year term commencing in March 1990
PSCR. . . . . . . . . . . . . Power supply cost recovery
PUHCA . . . . . . . . . . . . Public Utility Holding Company Act of 1935

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

SEC . . . . . . . . . . . . . Securities and Exchange Commission
SFAS. . . . . . . . . . . . . Statement of Financial Accounting Standards
Superfund . . . . . . . . . . Comprehensive Environmental Response,
                              Compensation and Liability Act

Terra . . . . . . . . . . . . Terra Energy Ltd., an oil and gas exploration and production subsidiary of CMS NOMECO
TGN . . . . . . . . . . . . . Transportadora de Gas del Norte S. A., a
                              natural gas pipeline located in Argentina

                           CMS Energy Corporation
                    Management's Discussion and Analysis


The MD&A of this Form 10-Q should be read along with the MD&A in CMS Energy's 1996 Form 10-K. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: oil and gas exploration and production; acquisition, development and operation of independent power production facilities; energy marketing, risk management and energy management services to large customers; storage, transmission and processing of natural gas; and international energy distribution.


Consolidated Earnings

                          In Millions, Except Per Share Amounts
March 31                             1997      1996      Change

Three months ended
  Consolidated Net Income           $  84     $  88     $   (4)
  Net Income Attributable to
   Common Stocks:  CMS Energy          75        76         (1)
                    Class G             9        12         (3)
  Earnings Per Average
   Common Share:   CMS Energy         .79       .83       (.04)
                    Class G          1.18      1.50       (.32)

Twelve months ended
  Consolidated Net Income           $ 236     $ 206       $  30
  Net Income Attributable to
   Common Stocks:  CMS Energy         225       191          34
                    Class G            11        15         (4)
  Earnings Per Average
   Common Share:   CMS Energy        2.41      2.12         .29
                    Class G          1.53      1.90(a)     (.37)

(a) Class G shares were issued on July 21, 1995. Proforma earnings per share, assuming Class G shares were outstanding during the entire twelve month period ended March 31, 1996, would be $1.88.

The decrease in consolidated net income for the 1997 first quarter compared to 1996 reflects decreased Consumers' gas deliveries due to warmer 1997 first quarter temperatures, decreased Consumers' gas wholesale services revenues in 1997, and decreased Consumers' electric revenues from special contract discounts negotiated with large industrial customers. Partially offsetting these decreases were the favorable impact of Consumers' electric rate increase received in February 1996 which benefited the entire first quarter of 1997 and improved operating results from the MCV Facility in which Consumers has a 49 percent interest. The increase in consolidated net income for the twelve months ended March 1997 compared to the 1996 period reflects the favorable impact of Consumers' electric rate increase received in February 1996, revenues from value-added services and Consumers' wholesale services activities, and improved operating results from the MCV Facility. In addition, other operating income increased during the twelve months ended March 1997 due to a FERC-ordered refund received by the MCV Partnership from a gas pipeline supplier. Consolidated net income was also affected by increased earnings from CMS Gas Transmission's 25 percent ownership interest in TGN and increased equity earnings resulting from the buy-out of a power purchase agreement from a partnership in which CMS Generation owns a 50 percent ownership interest. Partially offsetting these increases were decreased Consumers' electric revenues because of special contract discounts negotiated with large industrial customers and decreased Consumers' gas deliveries due to warmer temperatures during the first quarter of 1997. For further information, see the individual results of operations sections of this MD&A.


Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from its subsidiaries. In April 1997, Consumers declared a $70 million common dividend to be paid to CMS Energy in May 1997. Consumers had temporarily suspended its common dividends from mid-1995 until early 1996 to improve its capital structure. In the first quarter of 1997, Enterprises paid common dividends and other distributions of $21 million to CMS Energy.

Operating Activities: CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.
CMS Energy's consolidated cash from operations is derived mainly from Consumers' sale and transportation of natural gas, Consumers' generation, transmission, and sale of electricity and CMS NOMECO's sale of oil and natural gas. Consolidated cash from operations totaled $379 million and $349 million for the first three months of 1997 and 1996, respectively. The $30 million increase resulted from changes in the timing of cash receipts and payments related to Consumers' operations, offset by reduced cash from Consumers' gas sales. CMS Energy uses its operating cash primarily to expand its international businesses, maintain and expand Consumers' electric and gas systems, retire portions of its long-term debt and pay dividends.

Investing Activities: Net cash used in investing activities totaled $157 million and $225 million for the first three months of 1997 and 1996, respectively. The decrease of $68 million primarily reflects a decrease in investments in partnerships and unconsolidated subsidiaries, partially offset by an increase in capital expenditures during 1997. CMS Energy's 1997 expenditures for its utility and international businesses were $82 million and $62 million, respectively.

Financing Activities: Net cash used in financing activities totaled $221 million and $138 million for the first three months of 1997 and 1996, respectively. The increase of $83 million in cash outflows primarily reflects the issuance of preferred securities in 1996.

In 1996, CMS Energy filed shelf registration statements with the SEC for the issuance and sale of up to $125 million of Series B GTNs and $150 million Series C GTNs, with net proceeds to be used for general corporate purposes. During the first quarter of 1997 CMS Energy issued $22 million of Series B and $11 million of Series C GTNs. At March 31, 1997,
CMS Energy had $250 million of Series A GTNs, $125 million of Series B GTNs and $11 million of Series C GTNs issued and outstanding with weighted-average interest rates of 7.7 percent, 7.9 percent and 7.9 percent, respectively.

In 1996, CMS Energy filed a shelf registration statement with the SEC for the issuance and the sale of up to $500 million of senior and subordinated debt securities. In May 1997, CMS Energy issued $350 million of senior unsecured notes due May 15, 2002, at an interest rate of 8.125 percent. Proceeds were used in part to pay down debt with the remainder to fund
CMS Energy's equity commitment in connection with the acquisition of a 50 percent interest in the 2,000 MW Loy Yang A electric generating plant and associated mine facilities in the State of Victoria, Australia.

In the first quarter of 1997, CMS Energy declared and paid $26 million in cash dividends to holders of CMS Energy Common Stock and $2 million in cash dividends to holders of Class G Common Stock. In April 1997, the Board of Directors declared quarterly dividends of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock to be paid in May 1997.

Other Investing and Financing Matters: CMS Energy has available unsecured, committed lines of credit totaling $155 million and a $450 million unsecured revolving credit facility. At March 31, 1997 and 1996, the total amount utilized under these facilities was $216 million and $242 million, respectively. In addition, CMS Energy currently has an unsecured $125 million term loan. CMS Energy is negotiating with a group of banks to replace the unsecured revolving credit facility and the term loan with a credit facility or facilities consisting of a combination of unsecured revolving credit and term loan tranches. CMS Energy expects that the aggregate borrowing capacity under the new facility or facilities may range from $725 million to $1.125 billion. CMS Energy expects to enter into such new credit facility or facilities in the second quarter of 1997. CMS Energy would also continue to have available the unsecured, committed lines of credit totaling $155 million. CMS Energy will continue to evaluate capital markets in 1997 as a source of financing its subsidiaries' investing activities and required debt retirements.

Consumers has several unsecured, committed lines of credit totaling $120 million and a $425 million working capital facility available to meet short-term borrowing requirements to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. At March 31, 1997 and 1996, the total outstanding under these facilities was $88 million and $38 million, respectively. Consumers has FERC authorization to issue or guarantee up to $900 million of short-term securities through 1998 and to issue $500 million of long-term securities through November 1998 for refinancing or refunding purposes. An agreement is also in place permitting the sales of certain accounts receivable for up to $500 million. At March 31, 1997 and 1996, receivables sold totaled $398 million and $280 million, respectively.

At March 31,1997, the book value per share of CMS Energy Common Stock and Class G Common Stock was $17.62 and $12.06, respectively.


Consumers' Electric Business Unit Results of Operations

Electric Pretax Operating Income:

                                                                In Millions
                                           Three Months       Twelve Months
                                          Ended March 31     Ended March 31
Change Compared to Prior Year               1997 vs 1996       1997 vs 1996

Sales (including special contract discounts)        $(3)               $(12)
Rate increases and other regulatory issues             9                 51
Operations and maintenance                           (3)                 (4)
General taxes and depreciation                       (3)                (11)
                                                    ----               ----

Total change                                        $  -               $ 24
                                                    ====               ====

Electric Sales: Total electric sales remained unchanged for the first quarter while showing a 3.4 percent increase for the twelve months ended March 31, 1997 over the comparable 1996 period. The table below reflects electric kWh sales by class of customer for both periods:

                                                      In Billions of kWh
                         Three Months Ended          Twelve Months Ended
March 31                   1997 1996 Change          1997   1996  Change

Residential                 2.9  3.0   (0.1)         10.9   10.9       -
Commercial                  2.4  2.4      -          10.0    9.8     0.2
Industrial                  3.0  2.9    0.1          13.0   12.6     0.4
Other                       0.7  0.7      -           3.2    2.6     0.6
                           ---- ----   ----          ----   ----    ----

Total sales                 9.0  9.0      -          37.1   35.9     1.2
                           ==== ====   ====          ====   ====    ====

Power Costs:

                                                             In Millions
March 31                                       1997       1996    Change

Three months ended                          $   282    $   260      $ 22
Twelve months ended                           1,110      1,003       107

The cost increases for the three month and twelve month periods ended March 31, 1997 reflect greater power purchases from outside sources to meet sales demand.


Consumers' Electric Business Unit Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The MPSC currently allows Consumers to recover substantially all payments for 915 MW of capacity purchased from the MCV Partnership. Beginning January 1, 1996, Consumers was also permitted to recover an average capacity charge of 2.86 cents per kWh for the remaining 325 MW of MCV Facility capacity. The approved average capacity charge increased to 3.62 cents per kWh for 109 MW by January 1, 1997. The recoverable portion of the capacity charge for the last 216 MW of the 325 MW increases each year until it reaches 3.62 cents per kWh in 2004, and remains at this ceiling rate through the end of the PPA term.
In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership and that estimate remains unchanged.

Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries totaled $10 million for the first three months of 1997. For further information, see Note 2.

                                                                 In Millions
                               1997      1998      1999       2000      2001

Estimated cash under-
  recoveries, net of tax        $28       $23       $22        $21       $20

The amount of underrecoveries of power costs continues to be based, in part, on management's best assessment of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, future losses will need to be recognized over and above amounts previously recorded and Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual facility operations.

Electric Rate Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover the costs associated with the purchase of the additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment by charging $18 million of annual steam production plant depreciation expense to the nuclear production depreciation reserve. It also established a direct access program. Rehearing petitions have been ruled upon by the MPSC and resulted in no material changes to the relief granted Consumers. For further discussion on these issues, see Notes 2 and 3.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003, before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades might be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Palisades' on-site storage pool for spent nuclear fuel is at capacity. Consequently, NRC-approved dry casks, which are steel and concrete vaults, are being used for temporary on-site storage. For further information, see Note 7.

Electric Environmental Matters: The Clean Air Act contains significant environmental constraints under which utilities will operate in the future. While the Act's provisions will require that certain capital expenditures be made to comply with nitrogen oxide emission limits, generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Management does not believe that these expenditures will have a material effect on annual operating costs.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, and believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several sites being administered under Superfund. In addition, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that the liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on CMS Energy's financial position, liquidity or results of operations. For further information regarding electric environmental matters, see Note 6.

Stray Voltage: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. As of April 30, 1997, 18 separate stray voltage lawsuits were awaiting trial court action, down from 22 lawsuits at year end 1996. CMS Energy believes that the resolution of the remaining lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Consumers Gas Group Results of Operations

Gas Pretax Operating Income:

                                                           In Millions
                                      Three Months       Twelve Months
                                    Ended March 31      Ended March 31
Change Compared to Prior Year         1997 vs 1996        1997 vs 1996

Sales                                        $ (17)               $(19)
Recovery of gas costs and other issues           -                   4
Gas wholesale services activities               (1)                  5
Operations and maintenance                       4                  (3)
General taxes, depreciation and other           (1)                  -
                                              ----                ----

Total change                                  $(15)               $(13)
                                              ====                ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility and other miscellaneous transportation, decreased 7.8 percent and
4.2 percent for the quarter and twelve months ended March 31, 1997, respectively. The decreased deliveries for both periods reflect warmer temperatures during 1997. The table below indicates total deliveries and the impact of weather.

                                                                      In bcf
                                   Three Months Ended    Twelve Months Ended
March 31                            1997  1996 Change     1997  1996  Change

Weather-adjusted deliveries
 (variance reflects growth)          146   145      1      335   332       3
Impact of weather and leap year       (4)    9    (13)       5    23     (18)
                                    ----  ----   ----     ----  ----    ----
System deliveries excluding
 transport to MCV Partnership        142   154    (12)     340   355     (15)
Transport to MCV Partnership          17    17      -       66    56      10
Other Transportation                   9    14     (5)      24    24       -
                                    ----  ----   ----     ----  ----    ----

Total deliveries                     168   185   (17)      430   435     (5)
                                    ====  ====   ====     ==== =====    ====
Cost of Gas Sold:

                                                             In Millions
March 31                                  1997      1996          Change

Three months ended                        $314      $346           $(32)
Twelve months ended                        718       739            (21)

The decreases for the three month and twelve month periods ended March 31, 1997 were the result of decreased sales reflecting warmer temperatures and an extra day for leap year in 1996.


Consumers Gas Group Issues

Gas Rate Proceedings: Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to bypass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of an MPSC-authorized gas transportation rate must be borne by Consumers' shareholders. In 1995, Consumers filed an appeal with the Court of Appeals, which is still pending, claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

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

In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. As of March 31, 1997, $7 million would be subject to refund if the MPSC adopts the ALJ position. Consumers will continue to oppose this view before the MPSC.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available, and continued internal review of these former manufactured gas plant sites, have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At March 31, 1997, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites. For further information regarding environmental matters, see Note 6.


Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three months ended March 31, 1997 was the same as the comparable period in 1996, as a result of higher oil production volumes offset by lower oil and gas prices and gas volumes, and higher operating expenses. Pretax operating income for the twelve months ended March 31, 1997 increased $15 million over the twelve months ended March 31, 1996, primarily due to higher sales volumes and oil sales prices and income attributable to the acquisition of Terra.

Capital Expenditures: Capital expenditures for the three months ended March 31, 1997 relate primarily to the development of existing oil and gas reserves.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three months ended March 31, 1997 increased $4 million from the same period in 1996, primarily reflecting higher electricity sales by the Midland Cogeneration Venture, additional generating capacity and improved equity earnings. These increases were partially offset because the first quarter 1996 included a gain resulting from a lawsuit settlement. Pretax operating income for the twelve months ended March 31, 1997 increased $33 million from the same period in 1996, primarily reflecting a gain on the sale of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent interest, a gain on the sale of a partnership interest in 1996 and increased operating income resulting from higher electricity sales by the MCV and a refund received by the MCV Partnership.

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

In 1996, CMS Generation, through a subsidiary, and an affiliate of ABB signed an agreement with Morocco's national utility, Office National de l'Electricite, for the privatization, expansion and operation of the 1,320 MW Jorf Lasfar coal-fueled power plant located southwest of Casablanca. The agreement covers the purchase and operation of two existing 330 MW electric generating units and construction and operation of another two 330 MW electric generating units by CMS Generation and ABB.
CMS Generation and ABB each will hold a 50 percent interest in the plant. CMS Energy posted a $30 million conditional letter of credit to ensure closing under the agreement, which is targeted for the third quarter of 1997 and includes over $1 billion in debt financing. Construction of the second two units will begin shortly thereafter.

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

In the first quarter of 1997, the plant built by GVK began generating electricity from all three of its combustion turbines. CMS Generation holds a 25.25 percent interest in GVK and operates the 235 MW plant. Construction is continuing on the steam turbine of the combined-cycle facility which has an estimated total cost of $260 million. GVK has received a Government of India counter-guarantee of performance of certain obligations under the power purchase agreement by the Andhra Pradesh State Electricity Board and has completed financing in April 1997.

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

In the first quarter of 1997, CMS Generation, through a subsidiary, acquired a 29.5 percent interest in a 48 MW fossil-fueled plant in Cavite, on the island of Luzon in the Philippines. CMS Generation also negotiated the purchase of a further interest which could take its ultimate interest to 44 percent, and has plans to increase the plant's generating capacity to 63 MW in 1998.

In March 1997, CMS Generation formed a joint venture with the Thailand-based EGCO Engineering & Services Company Limited, an affiliate of Electric Generating Authority of Thailand, the country's national electric utility, to operate and maintain private power plants in Thailand. The joint venture, known as CMESCO, signed a contract with Thailand's Amata-EGCO Power Limited, to operate and maintain a 170 MW gas-fired cogeneration plant in July 1997. The combined-cycle power plant is now under construction, with completion scheduled in 1998.

In May 1997, a consortium comprised of subsidiaries of CMS Generation and NRG Energy, Inc. as well as Horizon Energy Australia Investments acquired the Loy Yang A power facility in a privatization by the Australian State of Victoria. Loy Yang A is Victoria's largest electric generating plant and Australia's lowest-cost electric generating facility. The consortium purchased the 2,000 MW, brown coal-fueled Loy Yang A plant and an associated coal mine supplying both the Loy Yang A and B plants at a purchase price of $3.7 billion. Seventy seven percent of this acquisition cost was project financed by a consortium of banks with the remaining twenty three percent of the payment to the government comprised of partner equity. CMS Generation holds a fifty percent ownership interest and NRG Energy and Horizon Energy Australia Investments each hold twenty five percent. Certain operating and management services for Loy Yang A will be provided by the CMS Generation and NRG Energy subsidiaries and their affiliates.


Natural Gas Transmission, Storage and Processing

Pretax Operating Income: Pretax operating income for the three months ended March 31, 1997 increased $3 million from the same period in 1996, primarily reflecting new pipeline, storage and processing investments, continued growth of existing projects and a gain on the sale of a portion of the Ames gas gathering system. Pretax operating income for the twelve months ended March 31, 1997 increased $13 million from the twelve months ended March 31, 1996, reflecting new pipeline, storage and processing investments, primarily TGN, the continued growth of existing projects, and the exchange of ownership interests in the Moss Bluff and Grands Lacs partnerships.

Capital Expenditures and Other: In the first quarter of 1997, CMS Gas Transmission and ENDESA, Chile's largest electricity generation and transmission company, signed an agreement to develop an integrated $820 million project to construct a 930 kilometer pipeline that will transport natural gas across the Andes Mountains from northern Argentina to markets in northern Chile. A 720 MW gas-fueled, combined-cycle generating plant is planned to be built in two stages at the end of the pipeline in Chile by a consortium including Enterprises. Construction is scheduled to begin in 1997, with gas transportation and plant operations expected in 1999.

In the first quarter of 1997, CMS Gas Transmission with Columbia Gas System, Inc., MCN Energy Group and Westcoast Energy announced a proposed $600 million pipeline project to carry up to 650 million cubic feet per day of natural gas to New York and other eastern markets. The Millennium Pipeline would provide a new, 380-mile link through a connection with the Great Lakes and TransCanada pipeline systems, flowing western Canadian and U.S. gas to northeastern markets. Construction is scheduled to begin mid-1999, and gas deliveries are planned to begin in time for the 1999 winter heating season.

In May 1997, CMS Gas Transmission announced it will acquire the 420-kilometer (260-mile) Western Australia Natural Gas (WANG) Pipeline near Perth, Australia. CMS Gas Transmission agreed to purchase the West Australian Petroleum-operated assets from Chevron, Texaco, Mobil and Shell. Included in the acquisition are 30 bcf of proven natural gas reserves with two gas production licenses and an associated gas storage facility in pre-operational testing. Terms of the purchase were not disclosed.


Marketing, Services and Trading

CMS MST was formed as part of CMS Energy's expansion and reorganization of its energy marketing business. This restructuring is expected to significantly improve CMS Energy's competitive position in the energy marketplace throughout the U.S. and abroad. CMS MST will provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide. Gas marketed for end users was 33 bcf and 29 bcf for the first quarter of 1997 and 1996, respectively.


International Energy Distribution

Capital Expenditures: In 1996, a seven-company consortium in which CMS Electric and Gas holds a 40 percent interest, acquired 90 percent of the outstanding shares of EDEER S.A. for $160 million. EDEER S.A. serves over 200,000 customers, primarily residential and commercial, in a 55,000 square kilometer area. In 1996, the Entre Rios Province transferred ownership and operating management of EDEER S.A. to the consortium.


Forward-Looking Information

Forward-looking information is included throughout this Form 10-Q. Material contingencies are also described in the Condensed Notes to Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing domestic and foreign governmental policies and regulatory actions (including those of the FERC and the MPSC) with respect to rates, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among others. The business and profitability of CMS Energy are also influenced by economic and geographic factors, including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated development project delays or changes in project costs, and the ability to secure agreement in pending negotiations (particularly for projects in development), among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of CMS Energy.

Capital Expenditures: CMS Energy estimates the following capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $3.2 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Nevertheless, CMS Energy will continue to evaluate capital markets in 1997 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                             In Millions
Years Ended December 31                        1997       1998      1999

Consumers electric operations (a)           $   270    $   277   $   257
Consumers gas operations (a)                    115        103       103
Oil and gas exploration and production          135        150       165
Independent power production (b)                698        173       117
Natural gas transmission and storage            110        100        75
International energy distribution               120        100       100
Marketing, services and trading                  17          7         3
                                             ------     ------    ------

                                             $1,465    $   910   $   820

                                             ======     ======    ======

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas businesses.

(b) The 1997 amount includes approximately $500 million for the acquisition of a 50 percent ownership interest in the privatization of the Loy Yang A electric generating plant in Australia.

CMS Energy currently plans to invest $450 million from 1997 to 1999 in its oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa. CMS Energy also plans to invest $988 million in its independent power production operations from 1997 to 1999 to pursue acquisitions and development of electric generating plants in the United States, Latin America, Southern Asia, Australia, the Pacific Rim region and North Africa. Investments totaling $285 million from 1997 to 1999, relating to non-utility gas operations, are planned to continue development of natural gas storage, gathering and pipeline operations both domestically and internationally. CMS Energy plans to invest $320 million from 1997 to 1999 in its international energy distribution operations related to international expansion. CMS MST plans to invest $27 million from 1997 to 1999 to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.


These estimates are prepared for planning purposes and are subject to revision.

Consumers Electric Outlook: Consumers expects average annual growth of two to three percent per year in electric system sales over the next five years, based on the current industry configuration in Michigan. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity. Consumers continues to work toward retaining its current retail service customers by offering electric rates that are competitive with those of other energy providers, and by improving reliability and customer communications. Consumers is also planning for a future environment in which open access is the predominant means by which retail service customers obtain their power requirements.

Consumers' electric retail service is affected by competition in several areas, including the potential installation of cogeneration or other self-generation facilities by larger industrial customers; the formation of municipal utilities that would displace retail service to an entire community; competition from other utilities that offer flexible rate arrangements designed to encourage movement of facilities or production to their service areas; economic development competition between utilities; MPSC direct access programs and potential electric industry restructuring caused by regulatory decisions and new state or federal legislation.

In 1996, the MPSC reduced the rate subsidization of residential customers by large industrial and commercial customers. In addition, in an effort to meet the challenge of competition, Consumers contracted with some of its largest industrial customers to serve certain facilities a number of years into the future. These contracts have been approved or are under review at the MPSC. FERC issued Orders 888 and 889, as amended on rehearing, requiring utilities to provide open access to the interstate transmission grid for wholesale transactions. Several FERC requirements have been implemented. However, one unresolved issue concerns the Michigan Electric Power Coordination Center Pool, currently operated jointly by Consumers and Detroit Edison. Consumers proposes to maintain the benefits of the pool, while Detroit Edison seeks to terminate the power pool agreement. The FERC is expected to rule on this issue in 1997.

In 1996, the MPSC staff recommended: 1) a program of direct access to alternative sources of energy supply by retail electric customers starting in 1997 and phasing in all customers through 2004; and 2) that Consumers recover its transition costs through either a transition charge over a ten-year period ending 2007 only to customers electing direct access or, if the utility has been enabled to issue rate reduction bonds, through a securitization charge to all customers over the term of the bonds. Consumers would continue to provide delivery service to direct access customers. In March 1997, Consumers filed data with the MPSC which estimated that the portion of Consumers' transition costs which would be recovered in the transition charge to direct access customers through 2007 would be $1.8 billion. Direct access implementation costs aggregating an additional $200 million would also be recovered by a separate charge to direct access customers. Alternatively, if the securitization approach is pursued, the resulting securitization charge would be paid by all Consumers customers to service $4 billion of rate reduction bonds. The $4 billion in rate reduction bonds includes the $1.8 billion of costs that would otherwise have been recovered in the transition charge to direct access customers, as well as the costs that would otherwise have been recovered from customers on bundled rates prior to getting choice. Consumers' data indicate that the securitization approach results in more than a $200 million annual savings to customers compared to the rates they would pay under the MPSC staff program in the absence of securitization because the assumed 15-year repayment period of the bonds allows the cost reimbursement by the customer to be spread out over a longer period than without securitization and because securitization allows securitized costs to be financed at a lower rate.

Several of the elements of electric utility restructuring will need to be addressed in legislation, including assurance of full transition cost recovery, securitization of rate reduction bonds and generation deregulation. Consumers currently expects that electric utility restructuring will occur in a manner consistent with the MPSC staff report, but cannot predict with certainty the timing of actual implementation, the extent of customer choice, or resultant financial impacts. Refer to the Consumers 1996 Form 10-K for further details.

Consumers currently applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, Consumers recorded regulatory assets and liabilities related to its generation, transmission and distribution operations in its financial statements. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to Consumers' generation segment. Such a change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets.
Based on a current evaluation of the various factors and conditions that are expected to affect future cost recovery, Consumers believes even if it was to discontinue application of SFAS 71 for the generation segment of its business, that its regulatory assets, including those related to generation, are probable of future recovery.

Consumers Gas Group Outlook: Consumers currently anticipates gas deliveries (excluding transportation to the MCV Facility and off-system deliveries) to grow on an average annual basis between one and two percent over the next five years based primarily on a steadily growing customer base. Consumers has several strategies to increase load requirements. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety, and home security.

In 1996 the MPSC issued an order requesting Consumers and other local gas distribution companies, whose rates are regulated by the MPSC, to develop pilot programs that would allow customers to purchase gas directly from other suppliers and have the gas transported through local pipelines. These pilot programs are to last for two years and are intended to help the MPSC determine whether it is appropriate to extend this option to all retail customers. In December 1996, the MPSC approved Consumers' pilot program for 40,000 customers in Bay County. The first customer solicitation ended in March 1997 and resulted in one percent of the customers choosing an alternative supplier for the next year. Another solicitation period will begin in late 1997 for the period April 1998 - March 1999; expected customer interest is unknown at this time.

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


Other

New Accounting Standards: In 1997, the FASB issued SFAS 128, Earnings per Share, which is effective for year end 1997 financial statements. The Earnings per Share statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic EPS excludes such dilution. The company is in the process of quantifying the effect of applying the statement.

                                                  CMS Energy Corporation
                                             Consolidated Statements of Income
                                                        (Unaudited)
                                                                     Three Months Ended         Twelve Months Ended
March 31                                                              1997         1996           1997         1996
                                                                              In Millions, Except Per Share Amounts
Operating Revenue
  Electric utility                                                  $  620       $  591         $2,474       $2,328
  Gas utility                                                          498          548          1,231        1,261
  Oil and gas exploration and production                                35           31            134          107
  Independent power production                                          29           27            143          100
  Natural gas transmission, storage and processing                      26           12             76           32
  Marketing, services and trading                                       99           71            286          209
  Other                                                                  6            3             19           19
                                                                    ------       ------         ------       ------
                                                                     1,313        1,283          4,363        4,056
                                                                    ------       ------         ------       ------
Operating Expenses
  Operation
    Fuel for electric generation                                        69           73            292          289
    Purchased power - related parties                                  151          140            600          507
    Purchased and interchange power                                     62           47            218          207
    Cost of gas sold                                                   416          411          1,002          927
    Other                                                              169          170            735          695
                                                                    ------       ------         ------       ------
                                                                       867          841          2,847        2,625
  Maintenance                                                           41           40            179          180
  Depreciation, depletion and amortization                             131          124            448          426
  General taxes                                                         61           59            204          199
                                                                    ------       ------         ------       ------
                                                                     1,100        1,064          3,678        3,430
                                                                    ------       ------         ------       ------
Pretax Operating Income (Loss)
  Electric utility                                                     106          106            412          388
  Gas utility                                                           78           93            143          156
  Oil and gas exploration and production                                 9            9             39           24
  Independent power production                                          10            6             72           39
  Natural gas transmission, storage and processing                       9            6             29           16
  Marketing, services and trading                                        1            2              1            3
  Other                                                                  -           (3)           (11)           -
                                                                    ------       ------         ------       ------
                                                                       213          219            685          626
                                                                    ------       ------         ------       ------
Other Income (Deductions)
  Accretion income                                                       2            3              9           11
  Accretion expense                                                     (5)          (7)           (19)         (30)
  Other, net                                                             1            2             (1)           6
                                                                    ------       ------         ------       ------
                                                                        (2)          (2)           (11)         (13)
                                                                    ------       ------         ------       ------
Fixed Charges
  Interest on long-term debt                                            60           57            233          225
  Other interest                                                        11           12             43           43
  Capitalized interest                                                  (3)          (2)            (9)          (9)
  Preferred dividends                                                    7            7             28           28
  Preferred securities distributions                                     2            1              8            1
                                                                    ------       ------         ------       ------
                                                                        77           75            303          288
                                                                    ------       ------         ------       ------
Income Before Income Taxes                                             134          142            371          325

Income Taxes                                                            50           54            135          119
                                                                    ------       ------         ------       ------
Consolidated Net Income                                             $   84       $   88         $  236       $  206
                                                                    ======       ======         ======       ======
Net Income Attributable to Common Stocks           CMS Energy       $   75       $   76         $  225       $  191
                                                   Class G          $    9       $   12         $   11       $   15
                                                                    ------       -----          ------       -----
Average Common Shares Outstanding                  CMS Energy           95           92             93           90
                                                   Class G               8            8              8            8
                                                                    ------       -----          ------       -----
Earnings Per Average Common Share                  CMS Energy       $  .79       $  .83         $ 2.41       $ 2.12
                                                   Class G          $ 1.18       $ 1.50         $ 1.53       $ 1.90
                                                                    ------       -----          ------       -----
Dividends Declared Per Common Share                CMS Energy       $  .27       $  .24         $ 1.05       $  .93
                                                   Class G          $ .295       $  .28         $1.165       $  .84
                                                                    ======       =====          ======       =====

The accompanying condensed notes are an integral part of these statements.

/TABLE


                                                  CMS Energy Corporation
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)


                                                                     Three Months Ended         Twelve Months Ended
March 31                                                              1997         1996           1997         1996
                                                                                                        In Millions
Cash Flows from Operating Activities
  Consolidated net income                                           $   84       $   88         $  236       $  206
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning of $13, $13, $48
          and $51, respectively)                                       131          124            448          426
        Capital lease and debt discount amortization                     8            9             40           52
        Deferred income taxes and investment tax credit                  3            6             43           52
        Accretion expense                                                5            7             19           30
        Accretion income - abandoned Midland project                    (2)          (3)            (9)         (11)
        Power purchases                                                (15)         (12)           (66)        (112)
        Undistributed earnings of related parties                      (13)         (21)           (56)         (62)
        Other                                                           (6)           7              8           14
        Changes in other assets and liabilities                        184          144             28          106
                                                                    ------       ------         ------       ------
          Net cash provided by operating activities                    379          349            691          701
                                                                    ------       ------         ------       ------
Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed under
    capital lease)                                                    (132)        (110)          (681)        (514)
  Investments in nuclear decommissioning trust funds                   (13)         (13)           (48)         (51)
  Investments in partnerships and unconsolidated subsidiaries          (12)         (71)          (104)        (301)
  Cost to retire property, net                                          (4)          (6)           (28)         (39)
  Acquisition of companies, net of cash acquired                         -          (20)             -          (10)
  Deferred demand-side management costs                                  -           (2)            (4)         (10)
  Other                                                                 (9)          (3)             -          (12)
  Proceeds from sale of property                                        13            -             92           22
                                                                    ------       ------         ------       ------
          Net cash used in investing activities                       (157)        (225)          (773)        (915)
                                                                    ------       ------         ------       ------
Cash Flows from Financing Activities
  Increase (decrease) in notes payable, net                           (245)        (303)            50          (97)
  Payment of common stock dividends                                    (28)         (24)          (107)         (90)
  Repayment of bank loans                                              (27)        (246)           (38)        (255)
  Payment of capital lease obligations                                  (8)          (9)           (38)         (36)
  Retirement of bonds and other long-term debt                           -            -            (37)         (33)
  Retirement of common stock                                             -            -             (1)          (1)
  Proceeds from bank loans, notes and bonds                             70          339            164          464
  Issuance of common stock                                              17            8            104          159
  Proceeds from preferred securities                                     -           97              -           97
                                                                    ------       ------         ------       ------
          Net cash provided by (used in) financing activities         (221)        (138)            97          208
                                                                    ------       ------         ------       ------
Net Increase (Decrease) in Cash and Temporary Cash Investments           1          (14)            15           (6)

Cash and Temporary Cash Investments, Beginning of Period                56           56             42           48
                                                                    ------       ------         ------       ------
Cash and Temporary Cash Investments, End of Period                  $   57       $   42         $   57       $   42
                                                                    ======       ======         ======       ======


The accompanying condensed notes are an integral part of these statements.



                                                  CMS Energy Corporation
                                                Consolidated Balance Sheets


ASSETS                                                                     March 31                       March 31
                                                                               1997     December 31            1996
                                                                         (Unaudited)           1996      (Unaudited)
                                                                                                        In Millions
Plant and Property (At Cost)
  Electric                                                                 $  6,412        $  6,333        $  6,130
  Gas                                                                         2,374           2,337           2,287
  Oil and gas properties (full-cost method)                                   1,154           1,140           1,096
  Other                                                                          95              94              86
                                                                           --------        --------        --------
                                                                             10,035           9,904           9,599
  Less accumulated depreciation, depletion and amortization                   4,991           4,867           4,747
                                                                           --------        --------        --------
                                                                              5,044           5,037           4,852
  Construction work-in-progress                                                 235             243             200
                                                                           --------        --------        --------
                                                                              5,279           5,280           5,052
                                                                           --------        --------        --------
Investments
  Independent power production                                                  325             318             297
  Natural gas transmission, storage and processing                              235             233             235
  First Midland Limited Partnership (Note 2)                                    235             232             226
  Midland Cogeneration Venture Limited Partnership (Note 2)                     140             134             104
  Other                                                                          88              86              25
                                                                           --------        --------        --------
                                                                              1,023           1,003             887
                                                                           --------        --------        --------
Current Assets
  Cash and temporary cash investments at cost, which approximates market         57              56              42
  Accounts receivable and accrued revenue, less allowances
    of $9, $10 and $3, respectively (Note 4)                                    301             373             356
  Inventories at average cost
    Gas in underground storage                                                   51             186              39
    Materials and supplies                                                       89              86              85
    Generating plant fuel stock                                                  44              30              16
  Deferred income taxes                                                          42              48              22
  Prepayments and other                                                         185             235             186
                                                                           --------        --------        --------
                                                                                769           1,014             746
                                                                           --------        --------        --------
Non-current Assets
  Postretirement benefits                                                       427             435             458
  Nuclear decommissioning trust funds                                           401             386             323
  Abandoned Midland Project                                                     108             113             126
  Other                                                                         396             384             441
                                                                           --------        --------        --------
                                                                              1,332           1,318           1,348
                                                                           --------        --------        --------
Total Assets                                                               $  8,403        $  8,615        $  8,033
                                                                           ========        ========        ========







STOCKHOLDERS' INVESTMENT AND LIABILITIES                                   March 31                        March 31
                                                                               1997     December 31            1996
                                                                         (Unaudited)           1996      (Unaudited)
                                                                                                        In Millions
Capitalization
  Common stockholders' equity                                              $  1,775        $  1,702        $  1,541
  Preferred stock of subsidiary                                                 356             356             356
  Company-obligated mandatorily redeemable preferred securities
    of Consumers Power Company Financing I (a)                                  100             100             100
  Long-term debt                                                              2,629           2,842           3,094
  Non-current portion of capital leases                                          99             103              98
                                                                           --------        --------        --------
                                                                              4,959           5,103           5,189
                                                                           --------        --------        --------



Current Liabilities
  Current portion of long-term debt and capital leases                          668             409             113
  Notes payable                                                                  88             333              38
  Accounts payable                                                              323             348             267
  Accrued taxes                                                                 228             262             223
  Accounts payable - related parties                                             65              63              60
  Accrued interest                                                               49              47              49
  Power purchases (Note 2)                                                       47              47              90
  Accrued refunds                                                                 6               8              28
  Other                                                                         189             206             187
                                                                           --------        --------        --------
                                                                              1,663           1,723           1,055
                                                                           --------        --------        --------



Non-current Liabilities
  Deferred income taxes                                                         689             698             638
  Postretirement benefits                                                       529             521             539
  Power purchases (Note 2)                                                      167             178             215
  Deferred investment tax credit                                                158             161             168
  Regulatory liabilities for income taxes, net                                   75              66              53
  Other                                                                         163             165             176
                                                                           --------        --------        --------
                                                                              1,781           1,789           1,789
                                                                           --------        --------        --------


Commitments and Contingencies (Notes 2, 3, 6 and 7)


Total Stockholders' Investment and Liabilities                             $  8,403        $  8,615        $  8,033
                                                                           ========        ========        ========


(a)  As described in Note 4 to the Consolidated Financial Statements, the primary asset of Consumers Power Company
Financing I is $103 million principal amount of 8.36% subordinated interest notes due 2015 from Consumers.

The accompanying condensed notes are an integral part of these statements.



                                                  CMS Energy Corporation
                                  Consolidated Statements of Common Stockholders' Equity
                                                        (Unaudited)


                                                                     Three Months Ended         Twelve Months Ended
March 31                                                              1997         1996           1997         1996
                                                                                                        In Millions
Common Stock
  At beginning and end of period                                    $    1       $    1         $    1       $    1
                                                                    ------       ------         ------       ------
Other Paid-in Capital
  At beginning of period                                             2,045        1,951          1,959        1,734
  Common stock reacquired                                                -            -             (1)          (1)
  Common stock issued:
    CMS Energy                                                          16            7             99          100
    Class G                                                              1            1              5          125
  Common stock reissued                                                  -            -              -            1
                                                                    ------       ------         ------       ------
      At end of period                                               2,062        1,959          2,062        1,959
                                                                    ------       ------         ------       ------
Revaluation Capital
  At beginning of period                                                (6)          (8)            (8)           1
  Change in unrealized investment-gain (loss)                            -            -              2           (9)
                                                                    ------       ------         ------       ------
      At end of period                                                  (6)          (8)            (6)          (8)
                                                                    ------       ------         ------       ------
Retained Earnings (Deficit)
  At beginning of period                                              (338)        (475)          (411)        (527)
  Consolidated net income                                               84           88            236          206
  Common stock dividends declared:
    CMS Energy                                                         (26)         (22)           (98)         (84)
    Class G                                                             (2)          (2)            (9)          (6)
                                                                    ------       ------         ------       ------
      At end of period                                                (282)        (411)          (282)        (411)
                                                                    ------       ------         ------       ------
Total Common Stockholders' Equity                                   $1,775       $1,541         $1,775       $1,541
                                                                    ======       ======         ======       ======


The accompanying condensed notes are an integral part of these statements.


                           CMS Energy Corporation
            Condensed Notes to Consolidated Financial Statements


These financial statements and their related condensed notes should be read along with the consolidated financial statements and notes contained in the 1996 Form 10-K of CMS Energy Corporation that includes the Report of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   Corporate Structure and Basis of Presentation

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: oil and gas exploration and production; acquisition, development and operation of independent power production facilities; energy marketing, risk management and energy management services to large customers; storage, transmission and processing of natural gas; and international energy distribution.

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three and twelve month periods ended March 31, 1997, undistributed equity earnings were $13 million and $56 million, respectively, and $21 million and $62 million for the three and twelve months periods ended March 31, 1996.


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

Summarized Statements of Income for CMS Midland and CMS Holdings:

                                                            In Millions
                                Three Months Ended  Twelve Months Ended
March 31                            1997      1996       1997      1996

Pretax operating income               $8        $2        $46       $27
Income taxes and other                 2         -         14         7
                                     ---       ---        ---       ---

Net income                            $6        $2        $32       $20
                                     ===       ===        ===       ===

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. Consumers is recovering capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. Beginning January 1, 1996, Consumers was also permitted to recover an average capacity charge of 2.86 cents per kWh for the remaining 325 MW of MCV Facility capacity. The approved average capacity charge increased to 3.62 cents per kWh for 109 MW by January 1, 1997. The recoverable portion of the capacity charge for the last 216 MW of the 325 MW increases each year until it reaches 3.62 cents per kWh in 2004, and remains at this ceiling rate through the end of the PPA term.

Consumers previously recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. Consumers believes that the original loss recorded remains adequate. At March 31, 1997 and December 31, 1996, the after-tax present value of the PPA liability totaled $140 million and $147 million, respectively. The reduction in the liability since December 31, 1996 reflects after-tax cash underrecoveries of $10 million partially offset by after-tax accretion expense of $3 million. The undiscounted after-tax amount associated with the liability totaled $535 million at March 31, 1997. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below.

                                                            In Millions
                          1997      1998      1999       2000      2001

Estimated cash under-
recoveries, net of tax     $28       $23       $22        $21       $20
                           ===       ===       ===        ===       ===

The amount of underrecoveries of power costs continues to be based, in part, on management's best assessment of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, future losses will need to be recognized over and above amounts previously recorded and Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual facility operations.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of a 1995 decision in the PSCR reconciliation case for 1993, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 order. Consumers and the MCV Partnership filed petitions for rehearing of the Court of Appeals opinion, which were denied in January 1997.


3:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 2) and to accelerate recovery of its nuclear plant investment by charging $18 million of annual steam production plant depreciation expense to the nuclear production depreciation reserve. It also established a direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of sales, of which 410 MW has already been filled by existing contracts. An additional 140 MW may be filled by new special contracts which Consumers has signed and submitted to the MPSC for approval or direct access customers and the remaining 100 MW must be made available solely to direct access customers for at least 18 months. In April 1997, a lottery was held to select the customers to purchase 100 MW by direct access.

Gas Proceedings: In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. As of March 31, 1997, $7 million would be subject to refund if the MPSC adopts the ALJ position. Consumers will continue to oppose this view before the MPSC.

In 1996, the MPSC authorized Consumers to implement a pilot gas transportation program in Bay County, Michigan. The pilot program will provide residential and small commercial customers the opportunity to purchase gas from suppliers other than Consumers for a two-year period beginning April 1997. Out of the 40,000 eligible customers, fewer than 500 volunteered to participate in the program. Consumers will retain its role as transporter and distributor of this gas.

In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing changes that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Resolution of the issues discussed in this note is not expected to have a material effect on CMS Energy's financial position or results of operations.


4:   Short-Term and Long-Term Financings, and Capitalization

CMS Energy

CMS Energy has available unsecured, committed lines of credit totaling $155 million and a $450 million unsecured revolving credit facility. At March 31, 1997 and 1996, the total amount utilized under these facilities was $216 million and $242 million, respectively. In addition, CMS Energy currently has an unsecured $125 million term loan. CMS Energy is negotiating with a group of banks to replace the unsecured revolving credit facility and the term loan with a credit facility or facilities consisting of a combination of unsecured revolving credit and term loan tranches. CMS Energy expects that the aggregate borrowing capacity under the new facility or facilities may range from $725 million to $1.125 billion. CMS Energy expects to enter into such new credit facility or facilities in the second quarter of 1997. CMS Energy would also continue to have available the unsecured, committed lines of credit totaling $155 million.

During the first quarter of 1997 CMS Energy issued $22 million of Series B and $11 million of Series C GTNs. At March 31, 1997, CMS Energy had issued and outstanding $250 million of Series A GTNs, $125 million of Series B GTNs and $11 million of Series C GTNs with weighted-average interest rates of 7.7 percent, 7.9 percent and 7.9 percent, respectively.

In May 1997, CMS Energy issued $350 million of senior unsecured notes due May 15, 2002, at an interest rate of 8.125 percent. Proceeds were used in part to pay down debt with the remainder to fund CMS Energy's equity commitment in connection with the acquisition of a 50 percent interest in the 2,000 MW Loy Yang A electric generating plant and associated mine facilities in the State of Victoria, Australia..


Consumers

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through 1998. Consumers has an unsecured $425 million facility, and unsecured committed lines of credit aggregating $120 million that are used to finance seasonal working capital requirements. At
March 31, 1997, a total of $88 million was outstanding at a weighted average interest rate of 6.8 percent, compared with $38 million outstanding at March 31, 1996, at a weighted average interest rate of 6.2 percent.

Consumers has also in place a $500 million trade receivables purchase and sale program. At March 31, 1997 and 1996, receivables sold under the agreement totaled $398 million and $280 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

Under the provisions of its Articles of Incorporation at March 31, 1997, Consumers had $343 million of unrestricted retained earnings available to pay common dividends. In April 1997, Consumers declared a $70 million common dividend to be paid in May 1997.


5:   Earnings Per Share and Dividends

In April 1997, Consumers declared a $70 million common dividend to be paid to CMS Energy in May 1997. In the first quarter of 1997, Enterprises paid common dividends and other distributions of $21 million to CMS Energy.

Earnings per share attributable to Common Stock, for the three and twelve month periods ended March 31, 1997 and the three months ended March 31, 1996 reflect the performance of the Consumers Gas Group. Earnings per share attributable to Common Stock, for the twelve months ended March 31, 1996 reflect the performance of the Consumers Gas Group since initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock has participated in earnings and dividends from its issue date. The allocation of earnings (loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings (loss) attributable to Outstanding Shares are equal to Consumers Gas Group net income (loss) multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator represents the weighted average number of Outstanding Shares and Retained Interest Shares during the period. The earnings attributable to Class G Common Stock on a per share basis, for the three months ended March 31, 1997 and 1996, are based on 24.29 percent of the income of the Consumers Gas Group and 23.72 percent of the income of the Consumers Gas Group since the initial issuance, respectively.

In January and April 1997, the Board of Directors declared a quarterly dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock, payable in February and May 1997, respectively.


6:   Commitments and Contingencies

Environmental Matters: Consumers is a so-called potentially responsible party at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known sites will be between $2 million and $9 million. At March 31, 1997, Consumers has accrued $2 million for its estimated losses.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Four of the five plans submitted by Consumers have been approved by the appropriate environmental regulatory authority in the State of Michigan. Findings for the two completed remedial investigations indicate that the expenditures for those two sites are likely to be less than the amounts projected before the studies were performed. However, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At March 31, 1997, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in 1996, environmental clean-up costs above the amount currently being recovered in rates will be deferred and amortized over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Act's provisions required Consumers to make capital expenditures totaling $40 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fired units to be an additional $35 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected as a result of these expenditures.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1,465 million for 1997, $910 million for 1998 and $820 million for 1999. For further information regarding capital expenditures, see Forward-Looking Information in the MD&A.

Other: As of March 31, 1997, CMS Energy and Enterprises have guaranteed up to $102 million in contingent obligations of unconsolidated affiliates and unrelated parties.

CMS NOMECO periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1996, CMS NOMECO had contracts on
13.8 bcf of gas for the delivery months of January though December 1997 at prices ranging from $1.92 to $2.80 per MMBtu and on 2.0 million barrels of oil at prices ranging from $19.50 to $22.90 per barrel. CMS NOMECO had made net payments of $4.0 million for settlement of January, February, and March 1997 contracts on 4.0 bcf of gas and 810,000 bbls of oil. As of March 31, 1997, the fair value of the remaining 1997 gas and oil contracts reflected a net payment due to CMS NOMECO of $1.6 million. These arrangements are accounted for as hedges; accordingly, gains or losses are deferred and recognized at such time as the hedged transaction is completed. If there was a loss of correlation between the changes in (1) the market value of the commodity price contracts and (2) the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked to market and gains and losses would be recognized in the income statement currently.

CMS NOMECO also has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas for the years 2001 - 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed, escalated price starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 MMBtu. If the floating price, essentially the then current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At March 31, 1997, neither party was required to post a letter of credit. As of March 31, 1997, the fair value of this contract reflected [$13] million due to the seller, representing the amount
CMS NOMECO would have to pay to terminate the agreement.

A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns and has an ongoing mitigation program to modify the service of all customers with livestock. As of April 30, 1997, Consumers had 18 separate stray voltage lawsuits awaiting trial court action, down from 22 lawsuits at year end 1996.

In addition to the matters disclosed in these notes, CMS Energy and Consumers and certain of their subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business and involving personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Estimated losses for certain contingencies discussed in this note have been accrued. Resolution of these contingencies is not expected to have a material impact on CMS Energy's financial position or results of operations.


7:   Nuclear Matters

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

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, Palisades might be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.


8:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended March 31 were:

                                                                 In Millions
                                   Three Months Ended    Twelve Months Ended
                                         1997    1996           1997    1996

Cash transactions
  Interest paid (net of amounts
   capitalized)                        $   63  $   60           $257    $215
  Income taxes paid (net of refunds)        -       2             80      36

Non-cash transactions
  Nuclear fuel placed
   under capital lease                $     3 $     -          $  31    $ 20
  Other assets placed
   under capital leases                     2       1              4       4
  Common Stock issued to
   acquire companies                        -       -              -      66
  Assumption of debt                        -       -              -       4
  Capital leases refinanced                 -       -              -      21

                      ARTHUR ANDERSEN LLP



             Report of Independent Public Accountants
             ----------------------------------------


To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 24, 1997, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   Arthur Andersen LLP

Detroit, Michigan,
   May 9, 1997.

                          Consumers Energy Company
                    Management's Discussion and Analysis


The MD&A of this Form 10-Q should be read along with the MD&A in Consumers' 1996 Form 10-K. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward-looking and, accordingly, involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan, and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


Consolidated Earnings

                                                          In Millions
March 31                               1997        1996        Change

Three months ended                     $ 88        $ 94          $ (6)
Twelve months ended                     254         234            20

The decrease in earnings for the first quarter of 1997 compared to the same 1996 period reflects decreased gas deliveries due to warmer 1997 temperatures, decreased gas wholesale services revenues in 1997 and decreased electric revenues because of special contract discounts negotiated with large industrial customers. Partially offsetting these decreases were the favorable impact of an electric rate increase received in February 1996 which benefited the entire first quarter of 1997 and improved operating results from the MCV Facility in which Consumers has a 49 percent interest. The increase in earnings for the twelve months ended 1997 compared to the 1996 period reflects the favorable impact of an electric rate increase received in February 1996, revenues from value-added services and gas wholesale services activities, and improved operating results from the MCV Facility. In addition, other operating income increased during the twelve months ended 1997 due to a FERC-ordered refund received by the MCV Partnership from a gas pipeline supplier. Partially offsetting these increases were decreased electric revenues because of special contract discounts negotiated with large industrial customers and decreased gas deliveries due to warmer temperatures during the first quarter of 1997. For further information, see the Electric and Gas Utility Results of Operations sections and Note 3.


Cash Position, Investing and Financing

Operating Activities: Cash from operations is derived from the sale and transportation of natural gas and the generation, transmission, and sale of electricity. Cash from operations totaled $368 million and $308 million for the first three months of 1997 and 1996, respectively. The $60 million increase resulted from changes in the timing of cash receipts and payments related to Consumers' operations, offset by reduced cash from gas sales. Operating cash is used primarily to maintain and expand electric and gas systems, retire portions of long-term debt, and pay dividends.

Investing Activities: Cash used in investing activities totaled $98 million and $103 million for the first three months of 1997 and 1996, respectively. The cash was used primarily for capital expenditures.

Financing Activities: Cash used in financing activities totaled $262 million and $211 million for the first three months of 1997 and 1996, respectively. The increase of $51 million in cash used reflects the 1997 absence of proceeds from preferred securities sold in 1996 offset by a reduction in the decrease of notes payable.

Other Investing and Financing Matters: Several unsecured, committed lines of credit totaling $120 million and a $425 million working capital facility are available to meet short-term borrowing requirements to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. At March 31, 1997 and 1996, the total outstanding under these facilities was $88 million and $38 million, respectively. Consumers has FERC authorization to issue or guarantee up to $900 million of short-term securities through 1998 and to issue $500 million of long-term securities through November 1998 for refinancing or refunding purposes. An agreement is also in place permitting the sales of certain accounts receivable for up to $500 million. At March 31, 1997 and 1996, receivables sold totaled $398 million and $280 million, respectively.


Electric Utility Results of Operations

Electric Pretax Operating Income:

                                                          In Millions
March 31                               1997        1996        Change

Three months ended                    $ 106       $ 106          $  -
Twelve months ended                     412         388            24

Electric pretax operating income for all periods ending March 31, 1997 benefited from the favorable impact of an electric rate increase received in February 1996. The first quarter of 1997 reflects three months of rate increase compared to two months for the comparable quarter in 1996. The twelve months ended 1997 reflects a full twelve months of rate increase compared to only two months for the comparable period in 1996. The twelve months ended 1997 also benefited from increased electric sales and lower maintenance expenses when compared to the 1996 period. The increases in both periods were partly offset by decreased revenues because of special contract discounts negotiated with large industrial customers. The first quarter of 1997 also reflects higher operating expenses than the comparable 1996 period. During the twelve months ended 1997 there were higher operation, depreciation and general tax expenses than in the comparable prior period. The following table quantifies these impacts on Pretax Operating Income:

                                                          In Millions
                                   Three Months         Twelve Months
                                  Ended March 31       Ended March 31
Change Compared to Prior Year       1997 vs 1996         1997 vs 1996

Sales (including special
  contract discounts)                        $(3)                $(12)
Rate increases and other
  regulatory issues                            9                   51
Operations and maintenance                    (3)                  (4)
General taxes and depreciation                (3)                 (11)
                                            ----                 ----
Total change                                $  -                 $ 24
                                            ====                 ====
Electric Sales: Total electric sales remained unchanged for the first quarter while showing a 3.4 percent increase for the twelve months ended March 31, 1997 over the comparable 1996 period. The table below reflects electric kWh sales by class of customer for both periods:


In Billions of kWh
                      Three Months Ended      Twelve Months Ended
March 31              1997   1996 Change     1997    1996  Change

Residential            2.9    3.0   (0.1)    10.9    10.9       -
Commercial             2.4    2.4      -     10.0     9.8     0.2
Industrial             3.0    2.9    0.1     13.0    12.6     0.4
Other                  0.7    0.7      -      3.2     2.6     0.6
                      ----   ----   ----     ----    ----    ----
Total sales            9.0    9.0      -     37.1    35.9     1.2
                      ====   ====   ====     ====    ====    ====
Power Costs:

                                                      In Millions
March 31                          1997         1996        Change

Three months ended             $   282      $   260          $ 22
Twelve months ended              1,110        1,003           107

The cost increases for the three month and twelve month periods ended March 31, 1997 reflect greater power purchases from outside sources to meet sales demand.


Electric Utility Issues

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The MPSC currently allows Consumers to recover substantially all payments for 915 MW of capacity purchased from the MCV Partnership. Beginning January 1, 1996, Consumers was also permitted to recover an average capacity charge of 2.86 cents per kWh for the remaining 325 MW of MCV Facility capacity. The approved average capacity charge increased to 3.62 cents per kWh for 109 MW by January 1, 1997. The recoverable portion of the capacity charge for the last 216 MW of the 325 MW increases each year until it reaches 3.62 cents per kWh in 2004, and remains at this ceiling rate through the end of the PPA term.
In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership and that estimate remains unchanged.

Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries totaled $10 million for the first three months of 1997. For further information, see Note 2.

                                                           In Millions
                                  1997    1998   1999     2000    2001

Estimated cash under-
  recoveries, net of tax           $28     $23    $22      $21     $20

The amount of underrecoveries of power costs continues to be based, in part, on management's best assessment of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, future losses will need to be recognized over and above amounts previously recorded and Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual facility operations.

Electric Rate Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover the costs associated with the purchase of the additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment by charging $18 million of annual steam production plant depreciation expense to the nuclear production depreciation reserve. It also established a direct access program. Rehearing petitions have been ruled upon by the MPSC and resulted in no material changes to the relief granted Consumers. For further discussion on these issues, see Notes 2 and 3.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003, before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades might be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Palisades' on-site storage pool for spent nuclear fuel is at capacity. Consequently, NRC-approved dry casks, which are steel and concrete vaults, are being used for temporary on-site storage. For further information, see Note 6.

Electric Environmental Matters: The Clean Air Act contains significant environmental constraints under which utilities will operate in the future. While the Act's provisions will require that certain capital expenditures be made to comply with nitrogen oxide emission limits, generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Management does not believe that these expenditures will have a material effect on annual operating costs.


Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, and believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several sites being administered under Superfund. In addition, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that the liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations. For further information regarding electric environmental matters, see Note 5.

Stray Voltage: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. As of April 30, 1997, 18 separate stray voltage lawsuits were awaiting trial court action, down from 22 lawsuits at year end 1996. Consumers believes that the resolution of the remaining lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Gas Utility Results of Operations

Gas Pretax Operating Income:

                                                   In Millions
March 31                             1997      1996     Change

Three months ended                   $ 78      $ 93       $(15)
Twelve months ended                   143       156        (13)

Gas pretax operating income decreased in both the three month and twelve month periods ended March 31, 1997, as a result of decreased gas deliveries due to warmer temperatures during the first quarter of 1997 and an extra day for leap year in 1996. The first quarter of 1997 also reflects higher depreciation and general tax expenses, partially offset by lower operation and maintenance expenses. The decrease in gas pretax operating income for the twelve months ended March 31, 1997 also reflects higher operation, depreciation and general tax expenses, partially offset by lower maintenance expenses and benefits from gas wholesale services activities. The following table quantifies these impacts on Pretax Operating Income:

                                                           In Millions
                                        Three Months     Twelve Months
                                      Ended March 31    Ended March 31
Change Compared to Prior Year           1997 vs 1996      1997 vs 1996

Sales                                           $(17)             $(19)
Recovery of gas costs and other issues             -                 4
Gas wholesale services activities                 (1)                5
Operations and maintenance                         4                (3)
General taxes, depreciation and other             (1)                -
                                                ----              ----
Total change                                    $(15)             $(13)
                                                ====              ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility and other miscellaneous transportation, decreased 7.8 percent and
4.2 percent for the quarter and twelve months ended March 31, 1997, respectively. The decreased deliveries for both periods reflect warmer temperatures during 1997. The table below indicates total deliveries and the impact of weather.

                                                                  In bcf
                                Three Months Ended   Twelve Months Ended
March 31                        1997  1996  Change   1997   1996  Change

Weather-adjusted deliveries
 (variance reflects growth)      146   145       1    335    332       3
Impact of weather and leap year   (4)    9     (13)     5     23     (18)
                                 ---   ---     ---    ---    ---     ---
System deliveries excluding
 transport to MCV Partnership    142   154     (12)   340    355     (15)
Transport to MCV Partnership      17    17       -     66     56      10
Other Transportation               9    14      (5)    24     24       -
                                 ---   ---     ---    ---    ---     ---
Total deliveries                 168   185     (17)   430    435      (5)
                                 ===   ===     ===    ===    ===     ===
Cost of Gas Sold:

                                                         In Millions
March 31                                 1997       1996      Change

Three months ended                       $314       $346        $(32)
Twelve months ended                       718        739         (21)

The decreases for the three month and twelve month periods ended March 31, 1997 were the result of decreased sales reflecting warmer temperatures and an extra day for leap year in 1996.


Gas Utility Issues

Gas Rate Proceedings: Consumers entered into a special natural gas transportation contract with one of its transportation customers in response to the customer's proposal to bypass Consumers' system in favor of a competitive alternative. The contract provides for discounted gas transportation rates in an effort to induce the customer to remain on Consumers' system. In 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of an MPSC-authorized gas transportation rate must be borne by Consumers' shareholders. In 1995, Consumers filed an appeal with the Court of Appeals, which is still pending, claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional.

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

In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. As of March 31, 1997, $7 million would be subject to refund if the MPSC adopts the ALJ position. Consumers will continue to oppose this view before the MPSC.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available, and continued internal review of these former manufactured gas plant sites, have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At March 31, 1997, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites. For further information regarding environmental matters, see Note 5.


Forward-Looking Information

Forward-looking information is included throughout this report. Material contingencies are also described in the Notes to Consolidated Financial Statements and should be read accordingly.

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

                                                         In Millions
Years Ended December 31                     1997     1998       1999

Consumers
  Construction                              $356     $334       $330
  Nuclear fuel lease                          14       27         13
  Capital leases other than nuclear fuel      12       16         14
Michigan Gas Storage                           3        3          3
                                            ----     ----       ----
                                            $385     $380       $360
                                            ====     ====       ====
Electric utility operations (a)             $270     $277       $257
Gas utility operations (a)                   115      103        103
                                            ----     ----       ----
                                            $385     $380       $360
                                            ====     ====       ====
(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Electric Outlook: Consumers expects average annual growth of two to three percent per year in electric system sales over the next five years, based on the current industry configuration in Michigan. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity. Consumers continues to work toward retaining its current retail service customers by offering electric rates that are competitive with those of other energy providers, and by improving reliability and customer communications. Consumers is also planning for a future environment in which open access is the predominant means by which retail service customers obtain their power requirements.

Consumers' electric retail service is affected by competition in several areas, including the potential installation of cogeneration or other self-generation facilities by larger industrial customers; the formation of municipal utilities that would displace retail service to an entire community; competition from other utilities that offer flexible rate arrangements designed to encourage movement of facilities or production to their service areas; economic development competition between utilities; MPSC direct access programs and potential electric industry restructuring caused by regulatory decisions and new state or federal legislation.

In 1996, the MPSC reduced the rate subsidization of residential customers by large industrial and commercial customers. In addition, in an effort to meet the challenge of competition, Consumers contracted with some of its largest industrial customers to serve certain facilities a number of years into the future. These contracts have been approved or are under review at the MPSC. FERC issued Orders 888 and 889, as amended on rehearing, requiring utilities to provide open access to the interstate transmission grid for wholesale transactions. Several FERC requirements have been implemented. However, one unresolved issue concerns the Michigan Electric Power Coordination Center Pool, currently operated jointly by Consumers and Detroit Edison. Consumers proposes to maintain the benefits of the pool, while Detroit Edison seeks to terminate the power pool agreement. The FERC is expected to rule on this issue in 1997.

In 1996, the MPSC staff recommended: 1) a program of direct access to alternative sources of energy supply by retail electric customers starting in 1997 and phasing in all customers through 2004; and 2) that Consumers recover its transition costs through either a transition charge over a ten-year period ending 2007 only to customers electing direct access or, if the utility has been enabled to issue rate reduction bonds, through a securitization charge to all customers over the term of the bonds. Consumers would continue to provide delivery service to direct access customers. In March 1997, Consumers filed data with the MPSC which estimated that the portion of Consumers' transition costs which would be recovered in the transition charge to direct access customers through 2007 would be $1.8 billion. Direct access implementation costs aggregating an additional $200 million would also be recovered by a separate charge to direct access customers. Alternatively, if the securitization approach is pursued, the resulting securitization charge would be paid by all Consumers customers to service $4 billion of rate reduction bonds. The $4 billion in rate reduction bonds includes the $1.8 billion of costs that would otherwise have been recovered in the transition charge to direct access customers, as well as the costs that would otherwise have been recovered from customers on bundled rates prior to getting choice. Consumers' data indicate that the securitization approach results in more than a $200 million annual savings to customers compared to the rates they would pay under the MPSC staff program in the absence of securitization because the assumed 15-year repayment period of the bonds allows the cost reimbursement by the customer to be spread out over a longer period than without securitization and because securitization allows securitized costs to be financed at a lower rate.

Several of the elements of electric utility restructuring will need to be addressed in legislation, including assurance of full transition cost recovery, securitization of rate reduction bonds and generation deregulation. Consumers currently expects that electric utility restructuring will occur in a manner consistent with the MPSC staff report, but cannot predict with certainty the timing of actual implementation, the extent of customer choice, or resultant financial impacts. Refer to the Consumers 1996 Form 10-K for further details.

Consumers currently applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, Consumers recorded regulatory assets and liabilities related to its generation, transmission and distribution operations in its financial statements. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to Consumers' generation segment. Such a change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets.
Based on a current evaluation of the various factors and conditions that are expected to affect future cost recovery, Consumers believes even if it was to discontinue application of SFAS 71 for the generation segment of its business, that its regulatory assets, including those related to generation, are probable of future recovery.

Gas Outlook: Consumers currently anticipates gas deliveries (excluding transportation to the MCV Facility and off-system deliveries) to grow on an average annual basis between one and two percent over the next five years based primarily on a steadily growing customer base. Consumers has several strategies to increase load requirements. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. In addition, as air quality standards continue to become more stringent, management believes that greater opportunities exist for converting industrial boiler load and other processes to natural gas. Consumers also plans additional capital expenditures to construct new gas mains that are expected to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety, and home security.

In 1996 the MPSC issued an order requesting Consumers and other local gas distribution companies, whose rates are regulated by the MPSC, to develop pilot programs that would allow customers to purchase gas directly from other suppliers and have the gas transported through local pipelines. These pilot programs are to last for two years and are intended to help the MPSC determine whether it is appropriate to extend this option to all retail customers. In December 1996, the MPSC approved Consumers' pilot program for 40,000 customers in Bay County. The first customer solicitation ended in March 1997 and resulted in one percent of the customers choosing an alternative supplier for the next year. Another solicitation period will begin in late 1997 for the period April 1998 - March 1999; expected customer interest is unknown at this time.

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


Other

New Accounting Standards: In 1997, the FASB issued SFAS 128, Earnings per Share and SFAS 129, Disclosure of Information about Capital Structure, which are effective for year end 1997 financial statements. Consumers does not expect the application of these statements to have a material effect on its financial position, liquidity or results of operations.

                    (This page intentionally left blank)

                                                 Consumers Energy Company
                                             Consolidated Statements of Income
                                                        (Unaudited)
                                                                     Three Months Ended         Twelve Months Ended
March 31                                                              1997         1996           1997         1996
                                                                                                        In Millions
Operating Revenue
  Electric                                                          $  620       $  591         $2,474       $2,328
  Gas                                                                  498          548          1,231        1,261
  Other                                                                  9            4             49           33
                                                                    ------       ------         ------       ------
                                                                     1,127        1,143          3,754        3,622
                                                                    ------       ------         ------       ------
Operating Expenses
  Operation
    Fuel for electric generation                                        69           73            292          289
    Purchased power - related parties                                  151          140            600          507
    Purchased and interchange power                                     62           47            218          207
    Cost of gas sold                                                   314          346            718          739
    Other                                                              130          132            583          574
                                                                    ------       ------         ------       ------
                                                                       726          738          2,411        2,316
  Maintenance                                                           40           39            174          178
  Depreciation, depletion and amortization                             111          108            374          364
  General taxes                                                         57           56            192          191
                                                                    ------       ------         ------       ------
                                                                       934          941          3,151        3,049
                                                                    ------       ------         ------       ------
Pretax Operating Income
  Electric                                                             106          106            412          388
  Gas                                                                   78           93            143          156
  Other                                                                  9            3             48           29
                                                                    ------       ------         ------       ------
                                                                       193          202            603          573
                                                                    ------       ------         ------       ------
Other Income (Deductions)
  Dividends from affiliates                                              4            4             17           16
  Accretion income                                                       2            3              9           11
  Accretion expense                                                     (5)          (7)           (19)         (30)
  Other, net                                                             1            -             (4)           4
                                                                    ------       ------         ------       ------
                                                                         2            -              3            1
                                                                    ------       ------         ------       ------
Interest Charges
  Interest on long-term debt                                            35           35            138          140
  Other interest                                                         8            8             31           37
  Capitalized interest                                                   -           (1)            (1)          (3)
                                                                    ------       ------         ------       ------
                                                                        43           42            168          174
                                                                    ------       ------         ------       ------
Net Income Before Income Taxes                                         152          160            438          400

Income Taxes                                                            55           58            148          137
                                                                    ------       ------         ------       ------
Net Income                                                              97          102            290          263

Preferred Stock Dividends                                                7            7             28           28

Preferred Securities Distributions                                       2            1              8            1
                                                                    ------       ------         ------       ------
Net Income Available to Common Stockholder                          $   88       $   94         $  254       $  234
                                                                    ======       ======         ======       ======

The accompanying condensed notes are an integral part of these statements.


                                                 Consumers Energy Company
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                                                     Three Months Ended         Twelve Months Ended
March 31                                                              1997         1996           1997         1996
                                                                                                         In Million
Cash Flows from Operating Activities
  Net income                                                        $   97        $ 102          $ 290        $ 263
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $13, $13, $48 and $51, respectively)      111          108            374          364
        Capital lease and other amortization                             8            9             39           36
        Deferred income taxes and investment tax credit                  -            3             46           37
        Accretion expense                                                5            7             19           30
        Accretion income - abandoned Midland project                    (2)          (3)            (9)         (11)
        Undistributed earnings of related parties                       (9)          (4)           (46)         (30)
        Power purchases                                                (15)         (12)           (66)        (112)
        Other                                                            1            3              3            6
        Changes in other assets and liabilities                        172           95             80           58
                                                                     -----        -----          -----        -----
          Net cash provided by operating activities                    368          308            730          641
                                                                     -----        -----          -----        -----
Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed under capital lease)    (77)         (83)          (404)        (422)
  Investments in nuclear decommissioning trust funds                   (13)         (13)           (48)         (51)
  Cost to retire property, net                                          (4)          (6)           (28)         (39)
  Other                                                                 (4)           1             (4)           2
  Deferred demand-side management costs                                  -           (2)            (4)         (10)
                                                                     -----        -----          -----        -----
          Net cash used in investing activities                        (98)        (103)          (488)        (520)
                                                                     -----        -----          -----        -----
Cash Flows from Financing Activities
  Increase (decrease) in notes payable, net                           (245)        (303)            50          (97)
  Payment of capital lease obligations                                  (8)          (9)           (38)         (36)
  Payment of preferred stock dividends                                  (7)          (7)           (28)         (28)
  Preferred securities distributions                                    (2)          (1)            (8)          (1)
  Retirement of bonds and other long-term debt                           -           (1)           (37)          (1)
  Proceeds from preferred securities                                     -           97              -           97
  Contribution from stockholder                                          -           13              -           13
  Payment of common stock dividends                                      -            -           (200)         (70)
  Proceeds from bank loans                                               -            -             23            -
                                                                     -----        -----          -----        -----
          Net cash used in financing activities                       (262)        (211)          (238)        (123)
                                                                     -----        -----          -----        -----
Net Increase (Decrease) in Cash and Temporary Cash Investments           8           (6)             4           (2)

Cash and Temporary Cash Investments, Beginning of Period                 4           14              8           10
                                                                     -----        -----          -----        -----
Cash and Temporary Cash Investments, End of Period                  $   12       $    8         $   12       $    8
                                                                     =====        =====          =====        =====

The accompanying condensed notes are an integral part of these statements.



                                                 Consumers Energy Company
                                                Consolidated Balance Sheets
ASSETS                                                                   March 31                          March 31
                                                                             1997      December 31             1996
                                                                       (Unaudited)            1996       (Unaudited)
                                                                                                        In Millions
Plant (At original cost)
  Electric                                                                 $6,412           $6,333           $6,130
  Gas                                                                       2,242            2,203            2,207
  Other                                                                        26               26               26
                                                                           ------           ------           ------
                                                                            8,680            8,562            8,363
  Less accumulated depreciation, depletion and amortization                 4,378            4,269            4,195
                                                                           ------           ------           ------
                                                                            4,302            4,293            4,168
  Construction work-in-progress                                               114              158              199
                                                                           ------           ------           ------
                                                                            4,416            4,451            4,367
                                                                           ------           ------           ------
Investments
  Stock of affiliates                                                         295              298              336
  First Midland Limited Partnership (Note 2)                                  235              232              226
  Midland Cogeneration Venture Limited Partnership (Note 2)                   140              134              104
  Other                                                                         9                8                9
                                                                           ------           ------           ------
                                                                              679              672              675
                                                                           ------           ------           ------
Current Assets
  Cash and temporary cash investments at cost, which approximates market       12                4                8
  Accounts receivable and accrued revenue, less allowances
    of $8, $10 and $3, respectively (Note 4)                                   61              148              173
  Accounts receivable - related parties                                        62               63               12
  Inventories at average cost
    Gas in underground storage                                                 51              186               39
    Materials and supplies                                                     72               68               74
    Generating plant fuel stock                                                44               30               16
  Postretirement benefits                                                      25               25               25
  Deferred income taxes                                                        21               27               23
  Prepayments and other                                                       132              183              143
                                                                           ------           ------           ------
                                                                              480              734              513
                                                                           ------           ------           ------
Non-current Assets
  Postretirement benefits                                                     427              435              458
  Nuclear decommissioning trust funds                                         401              386              323
  Abandoned Midland Project                                                   108              113              126
  Other                                                                       239              234              309
                                                                           ------           ------           ------
                                                                            1,175            1,168            1,216
                                                                           ------           ------           ------
Total Assets                                                               $6,750           $7,025           $6,771
                                                                           ======           ======           ======

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 March 31                          March 31
                                                                             1997      December 31             1996
                                                                       (Unaudited)            1996       (Unaudited)
                                                                                                        In Millions
Capitalization
  Common stockholder's equity
    Common stock                                                          $   841          $   841          $   841
    Paid-in-capital                                                           504              504              504
    Revaluation capital                                                        36               37               29
    Retained earnings since December 31, 1992                                 385              297              331
                                                                           ------           ------           ------
                                                                            1,766            1,679            1,705
  Preferred stock                                                             356              356              356
  Company-obligated mandatorily redeemable preferred securities
    of Consumers Power Company Financing I (a)                                100              100              100
  Long-term debt                                                            1,652            1,900            1,923
  Non-current portion of capital leases                                        97              100               96
                                                                           ------           ------           ------
                                                                            3,971            4,135            4,180
                                                                           ------           ------           ------
Current Liabilities
  Current portion of long-term debt and capital leases                        348               98               89
  Accrued taxes                                                               190              211              201
  Accounts payable                                                            164              212              165
  Notes payable                                                                88              333               38
  Accounts payable - related parties                                           70               68               64
  Power purchases (Note 2)                                                     47               47               90
  Accrued interest                                                             25               33               26
  Accrued refunds                                                               6                8               28
  Other                                                                       147              176              166
                                                                           ------           ------           ------
                                                                            1,085            1,186              867
                                                                           ------           ------           ------
Non-current Liabilities
  Deferred income taxes                                                       633              646              599
  Postretirement benefits                                                     508              500              520
  Power purchases (Note 2)                                                    167              178              215
  Deferred investment tax credit                                              157              159              166
  Regulatory liabilities for income taxes, net                                 75               66               53
  Other                                                                       154              155              171
                                                                           ------           ------           ------
                                                                            1,694            1,704            1,724
                                                                           ------           ------           ------

Commitments and Contingencies (Notes 2, 3, 5 and 6)

Total Stockholders' Investment and Liabilities                             $6,750           $7,025           $6,771
                                                                           ======           ======           ======

(a)  As described in Note 4 to the Consolidated Financial Statements, the primary asset of Consumers Power Company
Financing I is $103 million principal amount of 8.36% subordinated interest notes due 2015 from Consumers.
The accompanying condensed notes are an integral part of these statements.


                                                 Consumers Energy Company
                                  Consolidated Statements of Common Stockholder's Equity
                                                        (Unaudited)
                                                                     Three Months Ended         Twelve Months Ended
March 31                                                              1997         1996           1997         1996
                                                                                                        In Millions
Common Stock
  At beginning and end of period                                   $   841      $   841        $   841      $   841
                                                                   -------      -------        -------      -------
Other Paid-in Capital
  At beginning of period                                               504          491            504          491
  Stockholder's contribution                                             -           13              -           13
                                                                   -------      -------        -------      -------
    At end of period                                                   504          504            504          504
                                                                   -------      -------        -------      -------
Revaluation Capital
  At beginning of period                                                37           29             29           17
  Change in unrealized investment-gain (loss)                           (1)           -              7           12
                                                                   -------      -------        -------      -------
    At end of period                                                    36           29             36           29
                                                                   -------      -------        -------      -------
Retained Earnings
  At beginning of period                                               297          237            331          167
  Net income                                                            97          102            290          263
  Common stock dividends declared                                        -            -           (200)         (70)
  Preferred stock dividends declared                                    (7)          (7)           (28)         (28)
  Preferred securities distributions                                    (2)          (1)            (8)          (1)
                                                                   -------      -------        -------      -------
    At end of period                                                   385          331            385          331
                                                                   -------      -------        -------      -------
Total Common Stockholder's Equity                                  $ 1,766      $ 1,705        $ 1,766      $ 1,705
                                                                   =======      =======        =======      =======

The accompanying condensed notes are an integral part of these statements.


                          Consumers Energy Company
            Condensed Notes to Consolidated Financial Statements


These financial statements and their related condensed notes should be read along with the consolidated financial statements and notes contained in the Consumers 1996 Form 10-K that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


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

Summarized Statements of Income for CMS Midland and CMS Holdings:

                                                               In Millions
                                Three Months Ended     Twelve Months Ended
March 31                          1997        1996        1997        1996

Pretax operating income             $8          $2         $46         $27
Income taxes and other               2           -          14           7
                                   ---         ---         ---         ---
Net income                          $6          $2         $32         $20
                                   ===         ===         ===         ===
Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. Consumers is recovering capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. Beginning January 1, 1996, Consumers was also permitted to recover an average capacity charge of 2.86 cents per kWh for the remaining 325 MW of MCV Facility capacity. The approved average capacity charge increased to 3.62 cents per kWh for 109 MW by January 1, 1997. The recoverable portion of the capacity charge for the last 216 MW of the 325 MW increases each year until it reaches 3.62 cents per kWh in 2004, and remains at this ceiling rate through the end of the PPA term.

Consumers previously recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. Consumers believes that the original loss recorded remains adequate. At March 31, 1997 and December 31, 1996, the after-tax present value of the PPA liability totaled $140 million and $147 million, respectively. The reduction in the liability since December 31, 1996 reflects after-tax cash underrecoveries of $10 million partially offset by after-tax accretion expense of $3 million. The undiscounted after-tax amount associated with the liability totaled $535 million at March 31, 1997. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below.

                                                            In Millions
                            1997     1998     1999       2000      2001

Estimated cash under-
  recoveries, net of tax     $28      $23      $22        $21       $20

The amount of underrecoveries of power costs continues to be based, in part, on management's best assessment of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, future losses will need to be recognized over and above amounts previously recorded and Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual facility operations.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of a 1995 decision in the PSCR reconciliation case for 1993, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership, and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 order. Consumers and the MCV Partnership filed petitions for rehearing of the Court of Appeals opinion, which were denied in January 1997.


3:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 2) and to accelerate recovery of its nuclear plant investment by charging $18 million of annual steam production plant depreciation expense to the nuclear production depreciation reserve. It also established a direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of sales, of which 410 MW has already been filled by existing contracts. An additional 140 MW may be filled by new special contracts which Consumers has signed and submitted to the MPSC for approval or direct access customers and the remaining 100 MW must be made available solely to direct access customers for at least 18 months. In April 1997, a lottery was held to select the customers to purchase 100 MW by direct access.

Gas Proceedings: In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. As of March 31, 1997, $7 million would be subject to refund if the MPSC adopts the ALJ position. Consumers will continue to oppose this view before the MPSC.

In 1996, the MPSC authorized Consumers to implement a pilot gas transportation program in Bay County, Michigan. The pilot program will provide residential and small commercial customers the opportunity to purchase gas from suppliers other than Consumers for a two-year period beginning April 1997. Out of the 40,000 eligible customers, fewer than 500 volunteered to participate in the program. Consumers will retain its role as transporter and distributor of this gas.

In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain intrastate producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing changes that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Resolution of the issues discussed in this note is not expected to have a material effect on Consumers' financial position or results of operations.


4:   Short-Term Financings and Capitalization

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through 1998. Consumers has an unsecured $425 million facility, and unsecured committed lines of credit aggregating $120 million that are used to finance seasonal working capital requirements. At
March 31, 1997, a total of $88 million was outstanding at a weighted average interest rate of 6.8 percent, compared with $38 million outstanding at March 31, 1996, at a weighted average interest rate of 6.2 percent.

Consumers has also in place a $500 million trade receivables purchase and sale program. At March 31, 1997 and 1996, receivables sold under the agreement totaled $398 million and $280 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

Under the provisions of its Articles of Incorporation at March 31, 1997, Consumers had $343 million of unrestricted retained earnings available to pay common dividends. In April 1997, Consumers declared a $70 million common dividend to be paid in May 1997.


5:   Commitments and Contingencies

Environmental Matters: Consumers is a so-called potentially responsible party at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known sites will be between $2 million and $9 million. At March 31, 1997, Consumers has accrued $2 million for its estimated losses.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Four of the five plans submitted by Consumers have been approved by the appropriate environmental regulatory authority in the State of Michigan. Findings for the two completed remedial investigations indicate that the expenditures for those two sites are likely to be less than the amounts projected before the studies were performed. However, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At March 31, 1997, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in 1996, environmental clean-up costs above the amount currently being recovered in rates will be deferred and amortized over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Act's provisions required Consumers to make capital expenditures totaling $40 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fired units to be an additional $35 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected as a result of these expenditures.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $385 million for 1997, $380 million for 1998 and $360 million for 1999. For further information regarding capital expenditures, see Forward-Looking Information in the MD&A.

Other: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns and has an ongoing mitigation program to modify the service of all customers with livestock. As of April 30, 1997, Consumers had 18 separate stray voltage lawsuits awaiting trial court action, down from 22 lawsuits at year end 1996.

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


6:   Nuclear Matters

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

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, Palisades might be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.


7:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities were:

                                                               In Millions
                                             Three Months    Twelve Months
                                                 Ended            Ended
March 31                                      1997   1996      1997   1996

Cash transactions
  Interest paid (net of amounts
    capitalized)                              $ 48   $ 45      $160   $164
  Income taxes paid (net of refunds)             1      5       115     48

Non-cash transactions
  Nuclear fuel placed under capital lease    $   3  $   -     $  31  $  20
  Other assets placed under capital leases       2      1         4      4
  Capital leases refinanced                      -      -         -     21

                           ARTHUR ANDERSEN LLP



                  Report of Independent Public Accountants
                  ----------------------------------------


To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of Consumers Energy Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, common stockholder's equity and cash flows for the year then ended (not presented herein), and, in our report dated January 24, 1997, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           Arthur Andersen LLP


Detroit, Michigan,
   May 9, 1997.

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Forms 10-K for the year ended December 31, 1996. Reference is made to the Condensed Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


CMS ENERGY EXEMPTION UNDER PUHCA

CMS Energy is exempt from registration under PUHCA. In addition to a specific challenge to CMS Energy's exemption, there have been various generic administrative and legislative proposals to repeal or revise PUHCA in recent years. In April 1997, a bill was introduced in the United States Senate which would repeal PUHCA without at the same time deregulating the electric industry. The bill was referred to the Senate Banking, Housing and Urban Affairs Committee, the chairman of which is a co-sponsor of the bill.


CONSUMERS STRAY VOLTAGE LAWSUITS

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. At April 30, 1997, Consumers had 18 separate stray voltage cases awaiting action at the trial court level.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Consumers' Special Meeting of Shareholders held on March 10, 1997, the shareholders approved an amendment to Consumers' Articles of Incorporation changing the name from Consumers Power Company to Consumers Energy Company. The vote was 84,108,789 shares in favor of the amendment, with no shares voted against or abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits

(4)        -   CMS Energy:   Third Supplemental Indenture dated as of May
                             6, 1997 between CMS Energy and NBD Bank, as
                             Trustee
(12)       -   CMS Energy:   Statements regarding computation of Ratio of
                             Earnings to Fixed Charges
(15)       -   CMS Energy:   Letter of Independent Public Accountant
(27)(a)    -   CMS Energy:   Financial Data Schedule
(27)(b)    -   CMS Energy:   Restated 1996 Financial Data Schedules
(27)(c)    -   CMS Energy:   Restated 1995 Financial Data Schedules
(27)(d)    -   CMS Energy:   Restated 1994 Financial Data Schedules
(27)(e)    -   Consumers:    Financial Data Schedule
(27)(f)    -   Consumers:    Restated 1996 Financial Data Schedules
(27)(g)    -   Consumers:    Restated 1995 Financial Data Schedules
(27)(h)    -   Consumers:    Restated 1994 Financial Data Schedules
(99)       -   CMS Energy:   Consumers Gas Group Financials

(b)   Reports on Form 8-K

A Current Report on Form 8-K dated March 7, 1997 was filed by each of CMS Energy and Consumers covering matters pursuant to "Item 5. Other Events."

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                           CMS ENERGY CORPORATION
                                    ------------------------------------
                                               (Registrant)


Dated:  May 14, 1997                By          A. M. Wright
                                    ------------------------------------
                                              Alan M. Wright
                                          Senior Vice President,
                                   Chief Financial Officer and Treasurer



                                        CONSUMERS ENERGY COMPANY
                                    ------------------------------------
                                               (Registrant)


Dated:  May 14, 1997                By         A. M. Wright
                                    -----------------------------------
                                              Alan M. Wright
                                         Senior Vice President and
                                          Chief Financial Officer