Form 10-Q
period 1997-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 1997-08-14
CIK 201533, 811156

                                 FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

        [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

                                    OR

        [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to


Commission      Registrant; State of Incorporation;   IRS Employer
File Number     Address; and Telephone Number      Identification No.
-----------     ----------------------------------    ----------

1-9513          CMS ENERGY CORPORATION                38-2726431
                (A Michigan Corporation)
                Fairlane Plaza South, Suite 1100
                330 Town Center Drive
                Dearborn, Michigan  48126
                (313)436-9200

1-5611          CONSUMERS ENERGY COMPANY              38-0442310
                (A Michigan Corporation)
                212 West Michigan Avenue
                Jackson, Michigan  49201
                (517)788-0550


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


Number of shares outstanding of each of the issuer's classes of common stock at July 31, 1997:

CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value            96,034,916
   CMS Energy Class G Common Stock, no par value       8,028,975
Consumers Energy Company, $10 par value, privately    84,108,789
  held by CMS Energy

                          CMS Energy Corporation
                                    and
                         Consumers Energy Company


 Quarterly reports on Form 10-Q to the Securities and Exchange Commission
                    for the Quarter Ended June 30, 1997



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                             TABLE OF CONTENTS


                                                             Page
Glossary                                                         3
PART I:
CMS Energy Corporation
     Management's Discussion and Analysis                        6
     Consolidated Statements of Income                           21
     Consolidated Statements of Cash Flows                       22
     Consolidated Balance Sheets                                 23
     Consolidated Statements of Common Stockholders' Equity      25
     Condensed Notes to Consolidated Financial Statements        26
     Report of Independent Public Accountants                    36
Consumers Energy Company
     Management's Discussion and Analysis                        37
     Consolidated Statements of Income                           49
     Consolidated Statements of Cash Flows                       50
     Consolidated Balance Sheets                                 51
     Consolidated Statements of Common Stockholder's Equity      53
     Condensed Notes to Consolidated Financial Statements        54
     Report of Independent Public Accountants                    62
PART II:
     Item 1. Legal Proceedings                                   63
     Item 4. Submission of Matters to a Vote
              of Security Holders                                63
     Item 6. Exhibits and Reports on Form 8-K                    64
Signatures                                                       66

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

Detroit Edison. . . . . . . . . .   The Detroit Edison Company
Dow . . . . . . . . . . . . . . .   The Dow Chemical Company

EDEER S.A.. . . . . . . . . . . .   Empresa Distribuidora de Electricidad
                                    de Entre Rios S. A., the electric
                                    distribution utility in Entre Rios
                                    Province, Argentina
ENDESA. . . . . . . . . . . . . .   Empresa Nacional de Electricidad S.A.,
                                    Chile's largest electric generation
                                    and transmission company
Enterprises . . . . . . . . . . .   CMS Enterprises Company, a subsidiary
                                    of CMS Energy
EPS . . . . . . . . . . . . . . .   Earning per share

FASB. . . . . . . . . . . . . . .   Financial Accounting Standards Board
FERC. . . . . . . . . . . . . . .   Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . . . .   First Midland Limited Partnership

GCR . . . . . . . . . . . . . . .   Gas cost recovery
GTNs. . . . . . . . . . . . . . .   CMS Energy General Term Notes, $250
                                    million Series A, $125 million Series
                                    B and $150 million Series C
GVK . . . . . . . . . . . . . . .   GVK Industries, the owner of an
                                    independent power project in
                                    Jegurupadu, Andhra Pradesh, India in
                                    which CMS Generation owns 25.25%

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

SEC . . . . . . . . . . . . . . .   Securities and Exchange Commission
Senior Credit Facilities. . . . .    $1.125 billion senior credit
                                    facilities consisting of a $400
                                    million 364-day revolving credit
                                    facility, $600 million three-year
                                    revolving credit facility and a five-
                                    year $125 million term loan facility.
SFAS. . . . . . . . . . . . . . .   Statement of Financial Accounting
                                    Standards
Superfund . . . . . . . . . . . .   Comprehensive Environmental Response,
                                    Compensation and Liability Act

Terra . . . . . . . . . . . . . .   Terra Energy Ltd., an oil and gas
                                    exploration and production subsidiary
                                    of CMS NOMECO
TGN . . . . . . . . . . . . . . .   Transportadora de Gas del Norte S. A.,
                                    a natural gas pipeline located in
                                    Argentina


                   (This page intentionally left blank)

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

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: oil and gas exploration and production; acquisition, development and operation of independent power production facilities; storage, transmission and processing of natural gas; energy marketing, services and trading; and international energy distribution.


Consolidated Earnings

                        In Millions, Except Per Share Amounts
June 30                             1997      1996     Change

Three months ended
  Consolidated Net Income          $  54      $ 50        $ 4
  Net Income Attributable to
   Common Stocks:  CMS Energy         52        49          3
                   Class G             2         1          1
  Earnings Per Average
   Common Share:   CMS Energy        .55       .54        .01
                   Class G           .16       .16          -

Six months ended
  Consolidated Net Income           $138      $138      $   -
  Net Income Attributable to
   Common Stocks:  CMS Energy        127       125          2
                   Class G            11        13        (2)
  Earnings Per Average
   Common Share:   CMS Energy       1.34      1.37      (.03)
                   Class G          1.34      1.66      (.32)

Twelve months ended
  Consolidated Net Income           $240     $ 223       $ 17
  Net Income Attributable to
   Common Stocks:  CMS Energy        228       207         21
                   Class G            12        16        (4)
  Earnings Per Average
   Common Share:   CMS Energy       2.42      2.28        .14
                   Class G          1.52      2.05      (.53)

(a) Class G shares were issued on July 21, 1995. Proforma earnings per share, assuming Class G shares were outstanding during the entire twelve month period ended June 30, 1996, would be $1.96.

The increase in earnings for the second quarter of 1997 compared to the same 1996 period reflects Consumers' increased electric sales and gas deliveries partially offset by Consumers' reduced gas wholesale services revenues in 1997. The second quarter of 1997 included recognition of an industry expertise service fee in connection with the Loy Yang A transaction, compared to the second quarter of 1996 which included a nonrecurring gain from the buyout of a power purchase agreement. Consolidated net income for the six months ended June 1997 was the same as the comparable period in 1996. The favorable impact of Consumers' electric rate increase received in February 1996, which benefited the entire first half of 1997, along with improved operating results from the MCV Facility in which Consumers has a 49 percent interest, were offset by Consumers' decreased gas deliveries due to warmer temperatures during the early part of 1997 and Consumers' reduced gas wholesale services revenues in 1997. Consolidated net income for 1997 included the industry expertise service fee, while 1996 had included a nonrecurring gain from the buyout of a power purchase agreement. The increase in earnings for the twelve months ended June 1997 compared to the same 1996 period reflects the favorable impact of Consumers' electric rate increase received in February 1996, revenues from gas services activities, and improved operating results from the MCV Facility. In addition, other operating income increased during the twelve months ended 1997 due to a FERC-ordered refund received by the MCV Partnership from a gas pipeline supplier, the industry expertise fee, and CMS Generation's gain on the sale of a partnership interest. Partially offsetting the increases for the twelve months ended period were decreased Consumers' electric revenues because of special contract discounts negotiated with large industrial customers, decreased Consumers' gas deliveries due to warmer temperatures during the first quarter of 1997, and a 1996 nonrecurring gain on the buyout of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent interest. For further information, see the individual results of operations sections of this MD&A.


Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from its subsidiaries. In the second quarter of 1997, Consumers paid a $70 million common dividend to CMS Energy. In July 1997, Consumers declared a $43 million common dividend to be paid in August 1997. In the first and second quarters of 1997, Enterprises paid common dividends and other distributions of $21 million and $93 million, respectively, to CMS Energy.


Operating Activities: CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.
CMS Energy's consolidated cash from operations is derived mainly from Consumers' sale and transportation of natural gas, Consumers' generation, transmission, and sale of electricity, CMS NOMECO's sale of oil and natural gas, CMS Gas Transmission's transportation and storage of natural gas and CMS Generation's independent power production of electricity . Consolidated cash from operations totaled $381 million and $486 million for the first six months of 1997 and 1996, respectively. The $105 million decrease resulted from the timing of cash payments related to routine operations. CMS Energy uses its operating cash primarily to expand its international businesses, maintain and expand Consumers' electric and gas systems, retire portions of its long-term debt and pay dividends.

Investing Activities: Net cash used in investing activities totaled $935 million and $430 million for the first six months of 1997 and 1996, respectively. The increase of $505 million primarily reflects an increase in capital expenditures and investments in partnerships and unconsolidated subsidiaries during 1997. CMS Energy's 1997 expenditures for its utility and international businesses were $165 million and $734 million, respectively.

Financing Activities: Net cash provided by (used in) financing activities totaled $549 million and $(52) million for the first six months of 1997 and 1996, respectively. The increase of $601 in net cash resulted from the issuances of senior unsecured notes , Series C GTNs and convertible quarterly income preferred securities, and a reduction in the paydown of notes payable and bank loans for the first six months of 1997 compared to the first six months of 1996; which was partially offset by the retirement of bonds and other long term debt in 1997.

In 1996, CMS Energy filed shelf registration statements with the SEC for the issuance and sale of up to $125 million of Series B GTNs and $150 million Series C GTNs, with net proceeds to be used for general corporate purposes. At June 30, 1997, CMS Energy had $224 million of Series A GTNs, $125 million of Series B GTNs and $87 million of Series C GTNs issued and outstanding with weighted-average interest rates of 7.7 percent, 7.9 percent and 8.0 percent, respectively.

In 1996, CMS Energy filed a shelf registration statement with the SEC for the issuance and the sale of up to $500 million of senior and subordinated debt securities. In May 1997, CMS Energy issued $350 million of senior unsecured notes due May 15, 2002, at an interest rate of 8.125 percent. Proceeds were used in part to repay debt and in part to fund CMS Energy's equity investment in the 2,000 MW Loy Yang A electric generating plant and associated mine facilities in the State of Victoria, Australia.

In May 1997, CMS Energy and affiliated business trusts filed a shelf registration statement with the SEC for the issuance and the sale of up to $300 million of CMS Energy Common Stock, subordinated debentures, stock
purchase contracts, stock purchase units and preferred securities.   In
June 1997, 3,450,000 units of 7.75 percent convertible quarterly income preferred securities were issued and sold through CMS Energy Trust I, a business trust wholly owned by CMS Energy. Net proceeds from the sale totaled $173 million. CMS Energy Trust I was formed for the sole purpose of issuing quarterly income preferred securities. Its primary asset is approximately $178 million principal amount of 7.75 percent subordinated debentures issued by CMS Energy which mature in 2027. The trust preferred securities are convertible into shares of CMS Energy Common Stock at a rate equivalent to a conversion price of $40.80 per share. Proceeds of the subordinated debentures were used by CMS Energy for general corporate purposes including repayment of debt, capital expenditures, investment in subsidiaries and working capital. CMS Energy's obligations under the subordinated debentures, the indenture under which the subordinated debentures were issued, the declaration of trust and the CMS Energy guarantee provide, in the aggregate, a full irrevocable and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities.

In February and May 1997, CMS Energy paid $52 million in cash dividends to holders of CMS Energy Common Stock and $4 million in cash dividends to holders of Class G Common Stock. In July 1997, the Board of Directors declared quarterly dividends of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock to be paid in August 1997, representing an increase in the annualized dividend on CMS Energy Common Stock to $1.20 per share from the previous amount of $1.08 per share (an
11.1 percent increase), and an increase in the annualized dividend on Class G Common Stock to $1.24 per share from the previous dividend of $1.18 per share (a 5.1 percent increase).

Other Investing and Financing Matters: At June 30, 1997, CMS Energy had available unsecured, lines of credit and letters of credit totaling $155 million and a $450 million unsecured revolving credit facility. At June 30, 1997 and 1996, the total amount utilized under these facilities was $214 million and $233 million, respectively. In addition, CMS Energy had an unsecured $125 million term loan. On July 3, 1997 CMS Energy refinanced the unsecured revolving credit facility and the term loan with $1.125 billion in Senior Credit Facilities consisting of a $400 million 364-day revolving credit facility, $600 million three-year revolving credit facility and a five-year $125 million term loan facility. At July 31, 1997 the total amount utilized under the Senior Credit Facilities was $379 million and the amount utilized under the $155 million lines of credit and letters of credit was $31 million.

Consumers had several unsecured, committed lines of credit totaling $120 million and a $425 million working capital facility available to meet short-term borrowing requirements to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. At June 30, 1997 and 1996, the total amount outstanding under these facilities was $241 million and $108 million, respectively. Consumers has FERC authorization to issue or guarantee up to $900 million of short-term securities through 1998 and to issue $500 million of long-term securities through November 1998 for refinancing or refunding purposes. An agreement is also in place permitting the sales of certain accounts receivable for up to $500 million. At June 30, 1997 and 1996, receivables sold totaled $266 million and $200 million, respectively.

 In August 1997, Consumers and an affiliated business trust, Consumers Energy Company Financing II, filed a registration statement with the SEC for the issuance and sale of up to $120 million of trust originated preferred securities. Consumers Energy Company Financing II was formed for the sole purpose of issuing trust originated preferred securities and investing the proceeds in subordinated notes which will be unsecured obligations of Consumers. Consumers will use the net proceeds from the sale of the subordinated notes to redeem, refinance or refund existing long-term securities, which may include first mortgage bonds, stocks, preferred securities or notes.

In August 1997, Consumers announced that it will redeem all of the outstanding shares of its $7.45, $7.68, $7.72 and $7.76 preferred stock. This $119 million redemption of preferred stock will take place in September 1997.


At June 30, 1997, the book value per share of CMS Energy Common Stock and Class G Common Stock was $17.99 and $12.16 respectively.


Consumers' Electric Business Unit Results of Operations

Electric Pretax Operating Income:

                                                            In Millions
                              Three Months    Six Months  Twelve Months
                             Ended June 30 Ended June 30  Ended June 30
Change Compared to Prior Year 1997 vs 1996  1997 vs 1996   1997 vs 1996

Sales (including special
 contract  discounts)                 $  7          $  4         $  (4)
Rate increases and other
 regulatory issues                       1            11             39
Operations and maintenance               2           (1)            (7)
General taxes and depreciation
 and other                              (2)           (6)           (8)
                                      ----          ----           ----

Total change                          $  8          $  8           $ 20

                                      ====          ====           ====
Electric Sales: Total electric sales increased for the quarter ended (1.7 percent), six months ended (1.0 percent), and twelve months ended (2.7 percent) June 30, 1997, over the comparable 1996 periods. The table below reflects electric kWh sales by class of customer for each period:

                                                    In Billions of kWh
          Three Months Ended Six Months Ended Twelve Months Ended June 30 1997 1996 Change 1997 1996 Change 1997 1996 Change

Residential  2.5  2.4    0.1    5.3   5.4   (0.1)  10.9   11.0    (0.1)
Commercial   2.5  2.4    0.1    4.9   4.8    0.1   10.1    9.8     0.3
Industrial   3.4  3.2    0.2    6.4   6.1    0.3   13.2   12.5     0.7
Other        0.6  0.9   (0.3)   1.4   1.6   (0.2)   3.0    2.9     0.1
            ---- ----   ----   ----  ----   ----   ----   ----    ----

Total Sales  9.0  8.9    0.1   18.0  17.9    0.1   37.2   36.2     1.0
            ==== ====   ====   ====  ====   ====   ====   ====    ====

Power Costs:

                                                           In Millions
June 30                                       1997      1996    Change

Three months ended                         $   270   $   260      $ 10
Six months ended                               552       520        32
Twelve months ended                          1,119     1,028        91

The cost increases for all periods ended June 30, 1997, reflect greater power purchases from outside sources to meet the increased sales demand.


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

Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries were based on the assumption that the MCV Facility would be available to generate electricity 90 percent of the time. However, for the first six months of 1997 the MCV Facility has been available 98.9 percent of the time, resulting in after-tax cash underrecoveries of $20 million. The underrecovery shown in the table below for the year 1997 has been revised to reflect the anticipated availability of the MCV Facility. For further information, see Note 2.

                                                     In Millions
                              1997      1998      1999      2000      2001

Estimated cash under-
 recoveries, net of tax        $40       $23       $22       $21       $20

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

Electric Rate Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established a direct access program. Rehearing petitions have been ruled upon by the MPSC and resulted in no material changes to the relief granted Consumers. For further discussion on these issues, see Notes 2 and 3.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003, before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Palisades' on-site storage pool for spent nuclear fuel is at capacity. Consequently, NRC-approved dry casks, which are steel and concrete vaults, are being used for temporary on-site storage. For further information, see Note 8.

Big Rock will close permanently on August 29, 1997, because management has determined that the plant would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning will begin in September 1997 and is expected to take five to ten years to return the site to its original condition. The current decommissioning fund, together with future collections from customers and future earnings of the fund, is expected to be adequate to cover the plant decommissioning expenses.

Electric Environmental Matters: The Clean Air Act contains significant environmental constraints under which industry will operate in the future. While certain of the Act's provisions specific to utilities will require that certain capital expenditures be made to comply with nitrogen oxide emission limits, Consumers' generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Management does not believe that these expenditures will have a material effect on annual operating costs.

The Clean Air Act also contains national air quality standards under which industry must operate. Currently, Consumers operates within these standards and meets current ozone and small particle related emission limits. The Act requires the EPA to periodically review the effectiveness of these standards in preventing adverse health affects. The EPA recently revised these standards to increase the restrictions on small particle and ozone related emissions. CMS Energy and Consumers support the bi-partisan effort in Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established.

In addition, the EPA is reviewing recommendations from the Ozone Transport Assessment Group to reduce ozone transport across state lines. The EPA is expected to require the State of Michigan to impose additional nitrogen oxide reductions goals on Consumers' fossil-fueled generating units.

The preliminary estimate of the cost of the changes Consumers may have to make to its fossil-fueled generating units to reduce ozone related emissions is approximately $175 million. A potentially equivalent amount may be needed to comply with the new small particle standards.

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

Stray Voltage: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock.
As of June 30, 1997, 18 separate stray voltage lawsuits were awaiting trial court action, down from 22 lawsuits as reported at year end 1996. CMS Energy believes that the resolution of the remaining lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Consumers Gas Group Results of Operations

Gas Pretax Operating Income:


                                                            In Millions
                             Three Months     Six Months  Twelve Months
Change Compared             Ended June 30  Ended June 30  Ended June 30
 to Prior Year               1997 vs 1996   1997 vs 1996   1997 vs 1996

Sales                                $  3           $(15)         $(19)
Recovery of gas costs
 and other issues                       -              -            (3)
Gas wholesale and retail
 services activities                   (5)            (7)             4
Operations and maintenance              5             10              4
General taxes, depreciation
 and other                             (3)           (3)            (3)
                                     ----           ----           ----
Total change                        $   -          $(15)          $(17)
                                     ====           ====           ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility and other miscellaneous transportation, increased 5.8 percent for the quarter ended June 30, 1997, but decreased 4.1 percent and 3.7 percent for the six months and twelve months ended June 30, 1997, respectively. The table below indicates total deliveries and the impact of weather.

                                                                   In bcf
                                Three                Six            Twelve
                         Months Ended       Months Ended      Months Ended
June 30               1997 1996 Change 1997 1996  Change  1997 1996 Change

Weather-adjusted
 deliveries
 (variance reflects
   growth)               52  52  -     198  198      -    334  332      2
Impact of weather and
 leap year                8   5  3       4   13     (9)     9   24    (15)
                         --  -- --     ---  ---    ---    ---  ---    ---
System deliveries
 transport excluding
 to MCV Facility         60  57  3     202  211     (9)   343  356    (13)
Transport to
 MCV Facility            14  16 (2)     32   33     (1)    64   60      4
Other Transportation      2   4 (2)     10   18     (8)    18   26     (8)
                         --  -- --     ---  ---    ---    ---  ---    ---
Total deliveries         76  77 (1)    244  262    (18)   425  442    (17)
                         ==  == ==     ===  ===    ===    ===  ===    ===

Cost of Gas Sold:

                                                           In Millions
June 30                                  1997      1996         Change

Three months ended                       $118      $107           $ 11
Six months ended                          432       453            (21)
Twelve months ended                       729       744            (15)

The increase for the three months ended June 30, 1997, reflects increased gas sales and slightly higher prices for gas during 1997. The decreases for the six month and twelve month periods ended June 30, 1997, were the result of decreased sales reflecting warmer temperatures and an extra day for leap year in 1996.


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

In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. If the MPSC adopts the ALJ position, $8 million as of June 30, 1997, would be subject to refund. Consumers has not provided a contingency reserve for this potential refund and will continue to oppose this view before the MPSC.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available, and continued internal review of these former manufactured gas plant sites, have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At June 30, 1997, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites. For further information regarding environmental matters, see Note 7.


Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three and six months ended June 30, 1997 increased $2 million over the comparable periods in 1996, as a result of higher oil production volumes offset by lower oil and gas prices and gas volumes, and higher operating expenses. Pretax operating income for the twelve months ended June 30, 1997 increased $15 million over the twelve months ended June 30, 1996, primarily due to higher sales volumes and oil sales prices and income attributable to the acquisition of Terra.

Capital Expenditures: Capital expenditures for the six months ended June 30, 1997 include $13 million in the United States, $21 million in South America and $29 million in Africa.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three months ended June 30, 1997 was $2 million less than the same period in 1996, primarily reflecting increased ongoing earnings and a $13 million industry expertise service fee in 1997 income, as compared to a $15 million 1996 nonrecurring gain resulting from the buyout of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent interest . Pretax operating income for the six months ended June 30, 1997 was $2 million more than the same period in 1996, primarily reflecting increased operating income resulting from higher electricity sales by the MCV and the industry expertise service fee income in 1997, as compared to the 1996 nonrecurring gains, including the buyout of the power purchase agreement. Pretax operating income for the twelve months ended June 30, 1997 increased $17 million from the same period in 1996, primarily reflecting the industry expertise service fee, improved MCV Partnership earnings and increases in income from other equity investments as compared to the 1996 nonrecurring gains associated with the buyout of a power purchase agreement and a favorable litigation settlement.

Capital Expenditures and Other: In the second quarter of 1997, CMS Generation closed financing of the La Plata Cogeneration Plant, a 128 MW natural gas-fueled, combined-cycle power plant currently under construction in Buenos Aires Province, Argentina. The $75 million, limited recourse, financing with the U.S. Overseas Private Investment Corporation is for a term of 12 years. The plant is being built on the site of a petroleum refinery owned and operated by YPF S.A., Argentina's largest oil company, and is scheduled to commence operation during the third quarter of 1997. In 1996, CMS Generation increased its ownership interest in the project from 39 percent to 100 percent by purchasing the remaining 61 percent from a consortium of Argentine investors.

In 1996, CMS Generation and an affiliate of ABB signed an agreement with Morocco's national utility, Office National de l'Electricite, for the privatization, expansion and operation of the 1,320 MW Jorf Lasfar coal-fueled power plant located southwest of Casablanca. The agreement covers the purchase and operation of two existing 330 MW electric generating units and construction and operation of another two 330 MW electric generating units by CMS Generation and ABB. CMS Generation and ABB each will hold a 50 percent interest in the plant. CMS Energy posted a $30 million conditional letter of credit to ensure closing under the agreement, which is targeted for the third quarter of 1997 and includes over $1 billion in debt financing. Construction of the additional two units will begin shortly thereafter.

In 1996, CMS Generation increased its ownership interest in CTM to 81 percent. In 1996, CTM began a project to repower its electric generating plant in Western Argentina's Mendoza Province. CMS Generation currently plans to invest $185 million to refurbish and repower the facility resulting in an increase in the plant's available net output from 243 MW to 506 MW.

In the first quarter of 1997, the plant built by GVK began generating electricity from all three of its combustion turbines. CMS Generation operates the 235 MW plant under contract to GVK. Synchronization of the steam turbine generator of the combined-cycle facility was achieved in June 1997. GVK has received a Government of India counter-guarantee of performance of certain obligations under the power purchase agreement by the Andhra Pradesh State Electricity Board and completed financing in April 1997.

As of January 1, 1997, Jamaica Private Power Company achieved commercial operation of the two diesel generators at its 60 MW diesel-fired independent power project in Kingston, Jamaica. CMS Generation, through a subsidiary, holds a 44 percent interest in Jamaica Private Power Company and a 50 percent interest in Private Power Operators Limited, which operates the plant. Construction on the balance of the plant, including the 4 MW waste heat steam turbine, will be complete in the last half of 1997.

In the first quarter of 1997, CMS Generation acquired a 29.5 percent interest in a 48 MW oil-fueled plant in Cavite, on the island of Luzon in the Philippines. CMS Generation also completed the purchase of a further interest which increased its ultimate interest to 44 percent. CMS Generation has plans to increase the plant's generating capacity to 63 MW in 1998.

In the first quarter of 1997, CMS Generation formed a joint venture with the Thailand-based EGCO Engineering & Services Company Limited, an affiliate of Electric Generating Authority of Thailand, the country's national electric utility, to operate and maintain private power plants in Thailand. The joint venture, known as CMESCO, signed a contract in July 1997 with Thailand's Amata-EGCO Power Limited, to operate and maintain a 170 MW gas-fired cogeneration plant. The combined-cycle power plant is now under construction, with completion scheduled in 1998.

In the second quarter of 1997, a consortium comprised of subsidiaries of CMS Generation and Northern States Power as well as Horizon Energy Australia Investments acquired the Loy Yang A power plant, Victoria's largest electric generating plant and Australia's lowest-cost electric generating facility , in a privatization by the Australian State of Victoria. The assets include a 2,000 MW, brown coal-fueled plant and an associated coal mine supplying both the Loy Yang A and B plants. Seventy seven percent of the consortium's $3.7 billion payment to the government was financed on a non-recourse basis to CMS Energy and CMS Generation by a consortium of banks. CMS Generation holds a fifty percent ownership interest and Northern States Power and Horizon Energy Australia Investments each hold twenty five percent. Certain operating and management services for Loy Yang A will be provided by the CMS Generation and Northern States Power subsidiaries and their affiliates.


Natural Gas Transmission, Storage and Processing

Pretax Operating Income: Pretax operating income for the three months ended June 30, 1997 was $8 million, which was the same as in the 1996 period, primarily reflecting income attributable to the Australian pipeline acquired in 1997 offset by the 1996 gain resulting from the dissolution of the Moss Bluff and Grand Lacs Partnerships. Pretax operating income for the six months ended June 30, 1997 increased $3 million from the same period in 1996 reflecting new pipeline, storage and processing investments (including the Australian pipeline acquisition in 1997), continued growth of existing projects, and a gain on the sale of a portion of the Ames gas gathering system, partially offset by the 1996 gain resulting from the dissolution of the Moss Bluff and Grand Lacs Partnerships. Pretax operating income for the twelve months ended June 30, 1997 increased $8 million from the twelve months ended June 30, 1996, reflecting income attributable to the Australian pipeline acquisition, a gain on the sale of a portion of the Ames gas gathering system and continued growth of existing projects, primarily TGN.

Capital Expenditures and Other: CMS Gas Transmission and ENDESA, Chile's largest electricity generation and transmission company, have undertaken an integrated $750 million project to construct a 930 kilometer pipeline and a 720 MW natural gas-fueled, combined cycle generating plant. The pipeline will transport natural gas across the Andes Mountains from northern Argentina to markets in northern Chile. The generating plant is planned to be built in two stages at the end of the pipeline in Chile by a consortium including Enterprises. Construction is scheduled to begin in the fourth quarter of 1997, with gas transportation and plant operations expected in the first quarter of 1999.

In the first quarter of 1997, CMS Gas Transmission with Columbia Gas System, Inc., MCN Energy Group and Westcoast Energy announced a proposed $600 million pipeline project to carry up to 650 million cubic feet per day of natural gas to the state of New York and other northeastern markets. The Millennium Pipeline would provide a new, 400-mile link through a connection with the TransCanada pipeline system, flowing western Canadian and U.S. natural gas to northeastern markets. Construction is scheduled to begin mid-1999, and gas deliveries are planned to begin in time for the 1999 winter heating season.


In the second quarter of 1997, CMS Gas Transmission acquired a 420-kilometer (260-mile) pipeline near Perth, Australia. Included in the acquisition were 30 bcf of proven natural gas reserves and an associated gas storage facility in pre-operational testing. The pipeline is capable of transporting 120 million cubic feet per day of natural gas to industrial gas users in Perth.


Marketing, Services and Trading
CMS MST was formed as part of CMS Energy's expansion and reorganization of its energy marketing business. This restructuring is expected to significantly improve CMS Energy's competitive position in the energy marketplace throughout the U.S. and abroad. CMS MST will provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide. Gas marketed for end users was 80 bcf and 58 bcf for the second quarter of 1997 and 1996, respectively.


International Energy Distribution

 In 1996, a seven-company consortium in which CMS Electric and Gas holds a 40 percent interest, acquired 90 percent of the outstanding shares of EDEER S.A. for $160 million. EDEER S.A. serves over 200,000 electric customers, primarily residential and commercial, in a 55,000 square kilometer area. In 1996, the Entre Rios Province transferred ownership and operating management of EDEER S.A. to the consortium. As of June 30, 1997 year to date sales were 523,111 MW.


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

Capital Expenditures: CMS Energy estimates the following capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $3.6 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Nevertheless, CMS Energy will continue to evaluate capital markets in 1997 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:
                                                           In Millions
Years Ended December 31                       1997      1998      1999

Consumers electric operations (a)          $   275   $   285   $   275
Consumers gas operations (a)                   115       105       105
Oil and gas exploration and production         135       150       160
Independent power production (b)               750       314       124
Natural gas transmission and storage           108       170        81
International energy distribution              120       125       125
Marketing, services and trading                 17        21        25

                                            ------    ------    ------
                                            $1,520    $1,170   $   895
                                            ======    ======    ======

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas businesses.

(b) The 1997 amount includes approximately $500 million for the acquisition of a 50 percent ownership interest in the Loy Yang A electric generating plant in Australia.

CMS Energy currently plans to invest $445 million from 1997 to 1999 in its oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa. CMS Energy also plans to invest $1.2 billion in its independent power production operations from 1997 to 1999 to pursue acquisitions and development of electric generating plants in the United States, Latin America, Southern Asia, Australia, the Pacific Rim region and North Africa. Investments totaling $359 million from 1997 to 1999 are planned to continue development of non-utility natural gas storage, gathering and pipeline operations both domestically and internationally. CMS Energy plans to invest $370 million from 1997 to 1999 in its international energy distribution operations related to international expansion. CMS MST plans to invest $63 million from 1997 to 1999 to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.

These estimates are prepared for planning purposes and are subject to revision.

Consumers Electric Outlook: Consumers expects average annual growth of two percent per year in electric system sales over the next five years, based on the current industry and regulatory configuration in Michigan. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity. Consumers continues to work toward retaining its current retail service customers by offering electric rates that are competitive with those of other energy providers, and by improving reliability and customer communications. Consumers is also planning for a future environment in which direct access to alternative sources of energy supply is the predominant means by which retail service customers obtain their power requirements.

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

In 1996, the MPSC reduced the rate subsidization of residential customers by large industrial and commercial customers. In addition, in an effort to meet the challenge of competition, Consumers contracted with some of its largest industrial customers to serve certain facilities a number of years into the future. These contracts have been approved by the MPSC. FERC issued Orders 888 and 889, as amended on rehearing, requiring utilities to provide open access to the interstate transmission grid for wholesale transactions. Several FERC requirements have been implemented. However, one unresolved issue concerns the Michigan Electric Power Coordination Center Pool, currently operated jointly by Consumers and Detroit Edison. Consumers proposes to maintain the benefits of the pool, while Detroit Edison seeks to terminate the power pool agreement. The FERC is expected to rule on this issue in 1997.

In response to utility filings previously solicited by the MPSC, in June 1997, the MPSC issued an order relating to the restructuring of the electric power industry in Michigan. The order proposes a phase-in of 150 MW annually of Consumers' retail load for competition beginning January 1, 1998. By January 1, 2002, all customers would be free to choose (that is, have direct-access to) their electric generation suppliers. The order would allow utilities to recover prudently incurred transition costs through a transmission charge applicable through the year 2007 for all direct-access retail customers. The MPSC requested the utilities to file proposals for a true-up mechanism to adjust transition charge revenues depending upon both actual sales and market prices of power to the extent that they are different from original estimates. Consumers subsequently filed a modified plan that has a true-up for sales and a true-up for power purchases only.

The 1997 June order further states that securitization may be another alternative for recovery of transition costs, but recognizes that state legislation is required before securitization can be implemented.
Michigan legislative consideration of a securitization process is expected this fall. Consumers expects the legislation to provide for immediate recovery of transition costs in exchange for an immediate rate reduction for all customers, with a securitization charge to be paid by all customers over a period of 15 years (the expected term of the rate reduction bonds issued in the securitization), as discussed further below. Consumers has filed responsive data and proposals to the June order asking the MPSC to take certain actions designed to implement Consumers' view of how electric restructuring should occur, including the approval of specific transition charges, but also seeking a rehearing on several issues, including whether the MPSC has the statutory authority to mandate restructuring on a basis which an electric utility would not accept voluntarily. Other parties filed claims of appeal with the Michigan Court of Appeals.

The MPSC also decided in a July 1997 order to commence a number of different contested case proceedings to address certain selected issues on which it desired still more information. The expedited schedules for these hearings would have all of them concluded and submitted to the MPSC for decision by mid-October. Pretrial activity will occur in August, hearings in September and briefing in late September and early October.

Consumers' March 1997 information estimated for the MPSC that, through 2007, Consumers would recover $1.9 billion (as revised in a June 1997 filing) of transition costs through a transition charge to direct-access customers. A separate charge to direct-access customers would also recover implementation costs totaling an additional $200 million. Alternatively, if Consumers recovers transition costs through securitization, the resulting securitization charge would be paid by all Consumers customers to service $4 billion of rate reduction bonds. The $4 billion in rate reduction bonds represents the net present value of: 1) the $1.9 billion of costs that Consumers would otherwise have recovered in the transition charge to direct access customers; and 2) the costs that Consumers would otherwise have recovered from customers on bundled rates before getting choice of generation suppliers. Consumers' data indicate that the rates to be paid by all customers under the securitization alternative result in more than a $200 million annual savings to those customers when compared to the rates they would pay without securitization because the assumed 15-year repayment period of the bonds allows the cost reimbursement by the customers to be spread out over a longer period, and because securitization allows securitized costs to be financed at a lower rate.


Consumers currently applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to its generation, transmission and distribution operations in its financial statements. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to Consumers' generation segment. Such a change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets. Based on a current evaluation of the various factors and conditions that are expected to affect future cost recovery, Consumers believes even if it was to discontinue application of SFAS 71 for the generation segment of its business, that its regulatory assets, including those related to generation, are probable of future recovery .

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


Other

New Accounting Standards: In 1997, the FASB issued SFAS 128, Earnings per Share, which is effective for year end 1997 financial statements. The Earnings per Share statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic EPS excludes such dilution. CMS Energy is in the process of quantifying the effect of applying the statement.

                                                CMS Energy Corporation
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                  Three Months Ended       Six Months Ended    Twelve Months Ended
June 30                                            1997         1996      1997         1996      1997         1996
                                                                             In Millions, Except Per Share Amounts
Operating Revenue
  Electric utility                               $  598       $  581    $1,218       $1,172    $2,492       $2,366
  Gas utility                                       220          209       718          757     1,242        1,273
  Oil and gas exploration and production             33           31        68           62       136          114
  Independent power production                       42           37        71           64       147          114
  Natural gas transmission, storage
   and processing                                    27           16        53           28        87           43
  Marketing, services and trading                   114           61       213          132       339          232
  Other                                               2            3         8            6        18           17
                                                 ------       ------    ------       ------    ------       ------
                                                  1,036          938     2,349        2,221     4,461        4,159
                                                 ------       ------    ------       ------    ------       ------
Operating Expenses
  Operation
    Fuel for electric generation                     71           70       140          143       293          292
    Purchased power - related parties               146          146       297          286       600          532
    Purchased and interchange power                  53           44       115           91       226          204
    Cost of gas sold                                235          165       651          576     1,072          957
    Other                                           167          172       336          342       731          709
                                                 ------       ------    ------       ------    ------       ------
                                                    672          597     1,539        1,438     2,922        2,694
  Maintenance                                        42           38        83           78       183          173
  Depreciation, depletion and amortization          107           99       238          223       456          433
  General taxes                                      48           45       109          104       207          202
                                                 ------       ------    ------       ------    ------       ------
                                                    869          779     1,969        1,843     3,768        3,502
                                                 ------       ------    ------       ------    ------       ------
Pretax Operating Income (Loss)
  Electric utility                                  104           96       210          202       419          399
  Gas utility                                        23           23       101          116       143          160
  Oil and gas exploration and production             11            9        20           18        41           26
  Independent power production                       25           27        35           33        70           53
  Natural gas transmission, storage
   and processing                                     8            8        17           14        29           21
  Marketing, services and trading                     -            -         1            2         1            3
  Other                                              (4)          (4)       (4)          (7)      (10)          (5)
                                                 ------       ------    ------       ------    ------       ------
                                                    167          159       380          378       693          657
                                                 ------       ------    ------       ------    ------       ------
Other Income (Deductions)
  Accretion income                                    2            2         4            5         9           11
  Accretion expense                                  (4)          (7)       (9)         (14)      (17)         (29)
  Other, net                                          1            1         2            3         -            5
                                                 ------       ------    ------       ------    ------       ------
                                                     (1)          (4)       (3)          (6)       (8)         (13)
                                                 ------       ------    ------       ------    ------       ------
Fixed Charges
  Interest on long-term debt                         66           59       126          116       240          227
  Other interest                                     11            8        22           19        46           43
  Capitalized interest                               (4)          (2)       (7)          (4)      (11)         (10)
  Preferred dividends                                 7            7        14           14        28           28
  Preferred securities distributions                  3            2         5            4         9            4
                                                 ------       ------    ------       ------    ------       ------
                                                     83           74       160          149       312          292
                                                 ------       ------    ------       ------    ------       ------
Income Before Income Taxes                           83           81       217          223       373          352

Income Taxes                                         29           31        79           85       133          129
                                                 ------       ------    ------       ------    ------       ------
Consolidated Net Income                          $   54       $   50    $  138       $  138    $  240       $  223
                                                 ======       ======    ======       ======    ======       ======
Net Income Attributable to Common Stocks
  CMS Energy                                     $   52       $   49    $  127       $  125    $  228       $  207
  Class G                                        $    2       $    1    $   11       $   13    $   12       $   16
Average Common Shares Outstanding
  CMS Energy                                         95           92        95           92        94           91
  Class G                                             8            8         8            8         8            8
Earnings Per Average Common Share
  CMS Energy                                     $  .55       $  .54    $ 1.34       $ 1.37    $ 2.42       $ 2.28
  Class G                                        $  .16       $  .16    $ 1.34       $ 1.66    $ 1.52       $ 2.05
Dividends Declared Per Common Share
  CMS Energy                                     $  .27       $  .24    $  .54       $  .48    $ 1.05       $  .96
  Class G                                        $ .295       $  .28    $  .59       $  .56    $ 1.18       $ 1.12
                                                 ======       ======    ======       ======    ======       ======

The accompanying condensed notes are an integral part of these statements.



                                                CMS Energy Corporation
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)


                                                                    Six Months Ended        Twelve Months Ended
June 30                                                             1997        1996           1997        1996
                                                                                                    In Millions
Cash Flows from Operating Activities
  Consolidated net income                                          $ 138       $ 138        $   240       $ 223
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $24, $24, $49 and $51, respectively)    238         223            456         433
        Deferred income taxes and investment tax credit               23          17             52          35
        Capital lease and debt discount amortization                  22          22             41          48
        Accretion expense                                              9          14             17          29
        Accretion income - abandoned Midland project                  (4)         (5)            (9)        (11)
        Power purchases                                              (30)        (27)           (66)        (94)
        Undistributed earnings of related parties                    (23)        (41)           (45)        (69)
        Other                                                         (4)          8              8          13
        Changes in other assets and liabilities                       12         137           (138)        156
                                                                   -----       -----        -------       -----
          Net cash provided by operating activities                  381         486            556         763
                                                                   -----       -----        -------       -----
Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed under capital lease) (365)       (251)          (773)       (506)
  Investments in partnerships and unconsolidated subsidiaries       (534)       (133)          (564)       (355)
  Investments in nuclear decommissioning trust funds                 (24)        (24)           (49)        (51)
  Cost to retire property, net                                       (11)        (12)           (31)        (34)
  Acquisition of companies, net of cash acquired                       -         (20)             -         (10)
  Deferred demand-side management costs                                -          (5)             -         (10)
  Other                                                              (14)          -             (6)         (8)
  Proceeds from sale of property                                      13          15             77          36
                                                                   -----       -----        -------       -----
          Net cash used in investing activities                     (935)       (430)        (1,346)       (938)
                                                                   -----       -----        -------       -----
Cash Flows from Financing Activities
  Proceeds from bank loans, notes and bonds                          581         385            629         556
  Proceeds from preferred securities                                 173          97            173          97
  Issuance of common stock                                            30          16            109         161
  Increase (decrease) in notes payable, net                          (87)       (233)           138        (201)
  Payment of common stock dividends                                  (56)        (48)          (111)        (95)
  Retirement of bonds and other long-term debt                       (49)          -            (86)        (31)
  Repayment of bank loans                                            (22)       (247)           (31)       (256)
  Payment of capital lease obligations                               (21)        (22)           (39)        (40)
  Retirement of common stock                                           -           -             (1)         (1)
                                                                   -----       -----        -------       -----
          Net cash provided by (used in) financing activities        549         (52)           781         190
                                                                   -----       -----        -------       -----
Net Increase (Decrease) in Cash and Temporary Cash Investments        (5)          4             (9)         15

Cash and Temporary Cash Investments, Beginning of Period              56          56             60          45
                                                                   -----       -----        -------       -----
Cash and Temporary Cash Investments, End of Period                 $  51       $  60        $    51       $  60
                                                                   =====       =====        =======       =====


The accompanying condensed notes are an integral part of these statements.



                                                CMS Energy Corporation
                                              Consolidated Balance Sheets


ASSETS                                                                   June 30                        June 30
                                                                            1997     December 31           1996
                                                                      (Unaudited)           1996     (Unaudited)
                                                                                                    In Millions
Plant and Property (At Cost)
  Electric                                                                $6,467          $6,333         $6,177
  Gas                                                                      2,467           2,337          2,309
  Oil and gas properties (full-cost method)                                1,195           1,140          1,114
  Other                                                                       99              94             90
                                                                          ------          ------         ------
                                                                          10,228           9,904          9,690
  Less accumulated depreciation, depletion and amortization                5,120           4,867          4,843
                                                                          ------          ------         ------
                                                                           5,108           5,037          4,847
  Construction work-in-progress                                              281             243            247
                                                                          ------          ------         ------
                                                                           5,389           5,280          5,094
                                                                          ------          ------         ------
Investments
  Independent power production                                               846             317            308
  First Midland Limited Partnership (Note 2)                                 237             232            228
  Natural gas transmission, storage and processing                           234             233            238
  Midland Cogeneration Venture Limited Partnership (Note 2)                  148             134            110
  Other                                                                       90              86             88
                                                                          ------          ------         ------
                                                                           1,555           1,002            972
                                                                          ------          ------         ------
Current Assets
  Cash and temporary cash investments at cost, which
    approximates market                                                       51              56             60
  Accounts receivable and accrued revenue, less allowances
    of $9, $10 and $3, respectively (Note 4)                                 339             374            290
  Inventories at average cost
    Gas in underground storage                                               125             186            109
    Materials and supplies                                                    92              86             83
    Generating plant fuel stock                                               28              30             23
  Deferred income taxes                                                       28              48             21
  Prepayments and other                                                      138             235            160
                                                                          ------          ------         ------
                                                                             801           1,015            746
                                                                          ------          ------         ------
Non-current Assets
  Postretirement benefits                                                    419             435            450
  Nuclear decommissioning trust funds                                        443             386            339
  Abandoned Midland Project                                                  103             113            122
  Other                                                                      426             384            428
                                                                          ------          ------         ------
                                                                           1,391           1,318          1,339
                                                                          ------          ------         ------
Total Assets                                                              $9,136          $8,615         $8,151
                                                                          ======          ======         ======







STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 June 30                        June 30
                                                                            1997     December 31           1996
                                                                      (Unaudited)           1996     (Unaudited)
                                                                                                    In Millions
Capitalization
  Common stockholders' equity                                             $1,814          $1,702         $1,575
  Preferred stock of subsidiary                                              356             356            356
  Company-obligated mandatorily redeemable preferred securities
    of Consumers Power Company Financing I (a)                               100             100            100
  Company-obligated convertible preferred securities of
    CMS Energy Trust I (b)                                                   173               -              -
  Long-term debt                                                           3,077           2,842          3,116
  Non-current portion of capital leases                                       89             103             94
                                                                          ------          ------         ------
                                                                           5,609           5,103          5,241
                                                                          ------          ------         ------


Current Liabilities
  Current portion of long-term debt and capital leases                       690             409            131
  Notes payable                                                              246             333            108
  Accounts payable                                                           286             348            289
  Accrued taxes                                                              191             262            204
  Accounts payable - related parties                                          65              63             59
  Accrued interest                                                            50              47             51
  Power purchases (Note 2)                                                    47              47             90
  Accrued refunds                                                              7               8             25
  Other                                                                      171             206            181
                                                                          ------          ------         ------
                                                                           1,753           1,723          1,138
                                                                          ------          ------         ------


Non-current Liabilities
  Deferred income taxes                                                      691             698            646
  Postretirement benefits                                                    524             521            533
  Power purchases (Note 2)                                                   157             178            207
  Deferred investment tax credit                                             156             161            166
  Regulatory liabilities for income taxes, net                                81              66             57
  Other                                                                      165             165            163
                                                                          ------          ------         ------
                                                                           1,774           1,789          1,772
                                                                          ------          ------         ------



Commitments and Contingencies (Notes 2, 3, 6, 7 and 8)


Total Stockholders' Investment and Liabilities                            $9,136          $8,615         $8,151
                                                                          ======          ======         ======


(a)      As described in Note 4 to the Consolidated Financial Statements, the primary asset of Consumers Power Company
Financing I is $103 million principal amount of 8.36% subordinated interest notes due 2015 from Consumers.

(b)      As described in Note 4 to the Consolidated Financial Statements, the primary asset of CMS Energy Trust I is
$178 million principal amount of 7.75% convertible subordinated debentures due 2027 from CMS Energy.

The accompanying condensed notes are an integral part of these statements.



                                                CMS Energy Corporation
                                Consolidated Statements of Common Stockholders' Equity
                                                      (Unaudited)


                                                Three Months Ended       Six Months Ended   Twelve Months Ended
June 30                                          1997         1996      1997         1996      1997        1996
                                                                                                    In Millions
Common Stock
  At beginning and end of period               $    1       $    1    $    1       $    1    $    1      $    1
                                               ------       ------    ------       ------    ------      ------
Other Paid-in Capital
  At beginning of period                        2,062        1,959     2,045        1,951     1,967       1,740
  Common stock reacquired                           -            -         -            -        (1)         (1)
  Common stock issued:
    CMS Energy                                     12            7        28           14       104         101
    Class G                                         1            1         2            2         5         126
  Common stock reissued                             -            -         -            -         -           1
                                               ------       ------    ------       ------    ------      ------
      At end of period                          2,075        1,967     2,075        1,967     2,075       1,967
                                               ------       ------    ------       ------    ------      ------
Revaluation Capital
  At beginning of period                           (6)          (8)       (6)          (8)       (8)          1
  Change in unrealized investment-gain (loss)        -           -         -            -         2          (9)
                                               ------       ------    ------       ------    ------      ------
      At end of period                             (6)          (8)       (6)          (8)       (6)         (8)
                                               ------       ------    ------       ------    ------      ------
Retained Earnings (Deficit)
  At beginning of period                         (282)        (411)     (338)        (475)     (385)       (513)
  Consolidated net income                          54           50       138          138       240         223
  Common stock dividends declared:
    CMS Energy                                    (26)         (22)      (52)         (44)     (102)        (87)
    Class G                                        (2)          (2)       (4)          (4)       (9)         (8)
                                               ------       ------    ------       ------    ------      ------
      At end of period                           (256)        (385)     (256)        (385)     (256)       (385)
                                               ------       ------    ------       ------    ------      ------
Total Common Stockholders' Equity              $1,814       $1,575    $1,814       $1,575    $1,814      $1,575
                                               ======       ======    ======       ======    ======      ======


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


1:   Corporate Structure and Basis of Presentation

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: oil and gas exploration and production; acquisition, development and operation of independent power production facilities; storage, transmission and processing of natural gas; energy marketing, services and trading; and international energy distribution.

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three, six and twelve month periods ended June 30, 1997, undistributed equity earnings were $10 million, $23 million and $46 million, respectively, and $20 million, $41 million and $69 million for the three, six and twelve months periods ended June 30, 1996.


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

Summarized Statements of Income for CMS Midland and CMS Holdings:

                                                               In Millions
                  Three Months Ended Six Months Ended  Twelve Months Ended
June 30                  1996   1997      1996   1997          1996   1997

Pretax operating income   $10    $10       $18    $12           $46    $28
Income taxes and other      3      3         5      3            13      7
                          ---    ---       ---    ---           ---    ---

Net income                $ 7    $ 7       $13    $ 9           $33    $21
                          ===    ===       ===    ===           ===    ===

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

Consumers previously recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At June 30, 1997 and December 31, 1996, the after-tax present value of the PPA liability totaled $133 million and $147 million, respectively. The reduction in the liability since December 31, 1996 reflects after-tax cash underrecoveries of $20 million partially offset by after-tax accretion expense of $6 million. The undiscounted after-tax amount associated with the liability totaled $520 million at June 30, 1997. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries were based on the assumption that the MCV Facility would be available to generate electricity 90 percent of the time. However, for the first six months of 1997 the MCV Facility has been available 98.9 percent of the time resulting in the $20 million of after-tax cash underrecoveries. The underrecovery shown in the table below for the year 1997 has been revised to reflect the anticipated availability of the MCV Facility.

                                                           In Millions
                                           1997  1998  1999 2000  2001

Estimated cash underrecoveries, net of tax  $40   $23   $22  $21   $20

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


3:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 2) and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of sales, of which 410 MW has already been filled by existing contracts. An additional 140 MW may be filled by new special contracts which the MPSC has approved or by direct access customers. The remaining 100 MW must be made available solely to direct access customers for at least 18 months. In April 1997, a lottery was held to select the customers to purchase 100 MW by direct access. Direct access for this 100 MW is expected to begin during the third quarter of 1997.

In May 1997, the MPSC authorized Consumers to collect $17 million from electric customers through a one-time surcharge pertaining to the 1994 PSCR reconciliation.

Electric Restructuring: In response to utility filings previously solicited by the MPSC, in June 1997, the MPSC issued an order relating to the restructuring of the electric power industry in Michigan. The order proposes a phase-in of 150 MW annually of Consumers' retail load for competition beginning January 1, 1998. By January 1, 2002, all customers would be free to choose (that is, have direct-access to) their electric generation suppliers. The order would allow utilities to recover prudently incurred transition costs through a transmission charge applicable through the year 2007 for all direct-access retail customers. The MPSC requested the utilities to file proposals for a true-up mechanism to adjust transition charge revenues depending upon both actual sales and market prices of power to the extent that they are different from original estimates. Consumers subsequently filed a modified plan that has a true-up for sales and a true-up for power purchases only.

The 1997 June order further states that securitization may be another alternative for recovery of transition costs, but recognizes that state legislation is required before securitization can be implemented.
Michigan legislative consideration of a securitization process is expected this fall. Consumers expects the legislation to provide for immediate recovery of transition costs in exchange for an immediate rate reduction for all customers, with a securitization charge to be paid by all customers over a period of 15 years (the expected term of the rate reduction bonds issued in the securitization), as discussed further below. Consumers has filed responsive data and proposals to the June order asking the MPSC to take certain actions designed to implement Consumers' view of how electric restructuring should occur, including the approval of specific transition charges, but also seeking a rehearing on several issues, including whether the MPSC has the statutory authority to mandate restructuring on a basis which an electric utility would not accept
voluntarily.   Other parties filed claims of appeal with the Michigan
Court of Appeals.

The MPSC also decided in a July 1997 order to commence a number of different contested case proceedings to address certain selected issues on which it desired still more information. The expedited schedules for these hearings would have all of them concluded and submitted to the MPSC for decision by mid-October. Pretrial activity will occur in August, hearings in September and briefing in late September and early October.

Consumers' March 1997 information estimated for the MPSC that, through 2007, Consumers would recover $1.9 billion (as revised in a June 1997 filing) of transition costs through a transition charge to direct-access customers. A separate charge to direct-access customers would also recover implementation costs totaling an additional $200 million. Alternatively, if Consumers recovers transition costs through securitization, the resulting securitization charge would be paid by all Consumers customers to service $4 billion of rate reduction bonds. The $4 billion in rate reduction bonds represents the net present value of: 1) the $1.9 billion of costs that Consumers would otherwise have recovered in the transition charge to direct access customers; and 2) the costs that Consumers would otherwise have recovered from customers on bundled rates before getting choice of generation suppliers. Consumers' data indicate that the rates to be paid by all customers under the securitization alternative result in more than a $200 million annual savings to those customers when compared to the rates they would pay without securitization because the assumed 15-year repayment period of the bonds allows the cost reimbursement by the customers to be spread out over a longer period, and because securitization allows securitized costs to be financed at a lower rate.

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

Gas Proceedings: In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. If the MPSC adopts the ALJ position,$8 million as of June 30, 1997, would be subject to refund. Consumers has not provided a contingency reserve for this potential refund and will continue to oppose this view before the MPSC.

In 1996, the MPSC authorized Consumers to implement a pilot gas transportation program in Bay County, Michigan. The pilot program provides residential and small commercial customers the opportunity to purchase gas from suppliers other than Consumers for a two-year period beginning April 1997. Out of the 40,000 eligible customers, only 500 volunteered to participate in the program. Consumers will retain its role as transporter and distributor of this gas.

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


4:   Short-Term and Long-Term Financings, and Capitalization

CMS Energy

At June 30, 1997, CMS Energy had available unsecured, lines of credit and letters of credit totaling $155 million and a $450 million unsecured revolving credit facility. At June 30, 1997 and 1996, the total amount utilized under these facilities was $214 million and $233 million, respectively. In addition, CMS Energy had an unsecured $125 million term loan. On July 3, 1997 CMS Energy refinanced the unsecured revolving credit facility and the term loan with $1.125 billion in Senior Credit Facilities consisting of a $400 million 364-day revolving credit facility, $600 million three-year revolving credit facility and a five-year $125 million term loan facility. At July 31, 1997 the total amount utilized under the Senior Credit Facilities was $379 million and the amount utilized under the $155 million lines of credit and letters of credit was $31 million.

At June 30, 1997, CMS Energy had $224 million of Series A GTNs, $125 million of Series B GTNs and $87 million of Series C GTNs issued and outstanding with weighted-average interest rates of 7.7 percent, 7.9 percent and 8.0 percent, respectively.

In May 1997, CMS Energy issued $350 million of senior unsecured notes due May 15, 2002, at an interest rate of 8.125 percent. Proceeds were used in part to repay debt and in part to fund CMS Energy's equity investment in the 2,000 MW Loy Yang A electric generating plant and associated mine facilities in the State of Victoria, Australia.

In May 1997, CMS Energy and affiliated business trusts filed a shelf registration statement with the SEC for the issuance and the sale of up to $300 million of CMS Energy Common Stock, subordinated debentures, stock
purchase contracts, stock purchase units and preferred securities.   In
June 1997, 3,450,000 units of 7.75 percent convertible quarterly income preferred securities were issued and sold through CMS Energy Trust I, a business trust wholly owned by CMS Energy. Net proceeds from the sale totaled $173 million. CMS Energy Trust I was formed for the sole purpose of issuing quarterly income preferred securities. Its primary asset is approximately $178 million principal amount of 7.75 percent subordinated debentures issued by CMS Energy which mature in 2027. The trust preferred securities are convertible into shares of CMS Energy Common Stock at a rate equivalent to a conversion price of $40.80 per share. Proceeds of the subordinated debentures were used by CMS Energy for general corporate purposes including repayment of debt, capital expenditures, investment in subsidiaries and working capital. CMS Energy's obligations under the subordinated debentures, the indenture under which the subordinated debentures were issued, the declaration of trust and the CMS Energy guarantee provide, in the aggregate, a full irrevocable and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities.

Consumers

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through 1998. Consumers has an unsecured $425 million facility, and unsecured committed lines of credit aggregating $120 million that are used to finance seasonal working capital requirements. At June 30, 1997, a total of $241 million was outstanding at a weighted average interest rate of 6.2 percent, compared with $108 million outstanding at June 30, 1996, at a weighted average interest rate of 6.1 percent.

Consumers has also in place a $500 million trade receivables purchase and sale program. At June 30, 1997 and 1996, receivables sold under the agreement totaled $266 million and $200 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

In August 1997, Consumers and an affiliated business trust, Consumers Energy Company Financing II, filed a registration statement with the SEC for the issuance and sale of up to $120 million of trust originated preferred securities. Consumers Energy Company Financing II was formed for the sole purpose of issuing trust originated preferred securities and investing the proceeds in subordinated notes which will be unsecured obligations of Consumers. Consumers will use the net proceeds from the sale of the subordinated notes to redeem, refinance or refund existing long-term securities, which may include first mortgage bonds, stocks, preferred securities or notes.

In August 1997, Consumers announced that it will redeem all of the outstanding shares of its $7.45, $7.68, $7.72 and $7.76 preferred stock. This $119 million redemption of preferred stock will take place in September 1997.


5:   Earnings Per Share and Dividends

Earnings per share attributable to Common Stock for the three, six and twelve month periods ended June 30, 1997 and the three and six months ended June 30, 1996 reflect the performance of the Consumers Gas Group. Earnings per share attributable to Common Stock for the twelve months ended June 30, 1996 reflect the performance of the Consumers Gas Group since initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock has participated in earnings and dividends from its issue date. The allocation of earnings (loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings (loss) attributable to Outstanding Shares are equal to Consumers Gas Group net income (loss) multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and Retained Interest Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for the three months ended June 30, 1997 and 1996 are based on 24.30 percent of the income of the Consumers Gas Group and 23.72 percent of the income of the Consumers Gas Group since the initial issuance, respectively.

In February and May 1997, CMS Energy paid a dividend of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock. In July 1997, the Board of Directors declared a quarterly dividend of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock to be paid in August 1997.


6:   Risk Management Activities and Derivative Transactions

CMS Energy and its subsidiaries use a variety of derivative instruments (derivatives), including futures contracts, swaps and forward contracts, to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. In order for derivatives to initially qualify for hedge accounting the following criteria must be met: 1) the item to be hedged exposes the enterprise to price, interest or exchange rate risk; and 2) the derivative reduces that exposure and is designated as a hedge.

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. However, CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. The risk of nonperformance by the counterparties is considered remote.

Commodity Price Hedges:

CMS Energy accounts for its commodity price derivatives as hedges, and as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a loss of correlation between the changes in (1) the market value of the commodity price contracts and (2) the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked to market and gains and losses would be recognized in the income statement currently.

CMS NOMECO periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1996, CMS NOMECO had 1997 commodity price contracts on 13.8 bcf of gas at prices ranging from $1.92 to $2.80 per MMBtu and on 2.0 million barrels of oil at prices ranging from $19.50 to $22.90 per barrel. During the first six months of 1997, CMS NOMECO has made net payments of $2.7 million for settlement of 1997 contracts on 8.3 bcf of gas and 1.8 million bbls of oil.

CMS NOMECO also has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At June 30, 1997, neither party was required to post a letter of credit.

CMS MST uses natural gas futures contracts and swaps (which require a net cash payment for the difference between a fixed and variable price).

Interest Rates Hedges:

CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts.
These agreements convert variable rate debt to fixed rate debt in order to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $1.0 billion at June 30, 1997. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

Foreign Exchange Hedges:

Forward exchange contracts are used to hedge certain receivables, payables, and long term debt relating to foreign investments. The purpose of the CMS Energy's foreign currency hedging activities is to protect the company from the risk that US dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-US dollar borrowings may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $20 million at June 30, 1997.


7:   Commitments and Contingencies

Environmental Matters: Consumers is a so-called potentially responsible party at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known sites will be between $2 million and $9 million. At June 30, 1997, Consumers has accrued $2 million for its estimated losses.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Four of the five plans submitted by Consumers have been approved by the appropriate environmental regulatory authority in the State of Michigan. Findings for the two completed remedial investigations indicate that the expenditures for those two sites are likely to be less than the amounts projected before the studies were performed. However, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At June 30, 1997, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in 1996, environmental clean-up costs above the amount currently being recovered in rates will be deferred and amortized over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Act's provisions required Consumers to make capital expenditures totaling $40 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fueled units to be an additional $45 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected as a result of these expenditures.

The Clean Air Act also contains national air quality standards under which industry must operate. Currently, Consumers operates within these standards and meets current ozone and small particle related emission limits. The Act requires the EPA to periodically review the effectiveness of these standards in preventing adverse health affects. The EPA recently revised these standards to increase the restrictions on small particle and ozone related emissions. CMS Energy and Consumers support the bi-partisan effort in Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established.

In addition, the EPA is reviewing recommendations from the Ozone Transport Assessment Group to reduce ozone transport across state lines. The EPA is expected to require the State of Michigan to impose additional nitrogen oxide reductions goals on Consumers' fossil-fueled generating units.

The preliminary estimate of the cost of the changes Consumers may have to make to its fossil-fueled generating units to reduce ozone related emissions is approximately $175 million. A potentially equivalent amount may be needed to comply with the new small particle standards.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1,520 million for 1997, $1,170 million for 1998 and $895 million for 1999. For further information regarding capital expenditures, see Forward-Looking Information in the MD&A.

Other: As of June 30, 1997, CMS Energy and Enterprises have guaranteed up to $110 million in contingent obligations of unconsolidated affiliates and unrelated parties.

A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns and has an ongoing mitigation program to modify the service of all customers with livestock. As of June 30, 1997, Consumers had 18 separate stray voltage lawsuits awaiting trial court action, down from 22 lawsuits as reported at year end 1996.

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


8:   Nuclear Matters

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load four additional casks at Palisades later this year pending approval by the NRC. In June 1997, the NRC approved the process for unloading spent fuel from a cask with minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available. The supplier for the design and fabrication of the transportable cask has been selected and design work is proceeding.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Big Rock will close permanently on August 29, 1997, because management has determined that the plant would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning will begin in September 1997 and is expected to take five to ten years to return the site to its original condition. The current decommissioning fund, together with future collections from customers and future earnings of the fund, is expected to be adequate to cover the plant decommissioning expenses.


9:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended June 30 were:

                                                           In Millions
                                     Six Months Ended    Twelve Months Ended
                                           1997  1996             1997  1996

Cash transactions
  Interest paid (net of amounts
   capitalized)                             $135 $122             $267  $233
  Income taxes paid (net of refunds)          46   45               83    60

Non-cash transactions
  Nuclear fuel placed under
   capital lease                          $   3 $   1             $ 31 $   4
  Other assets placed
   under capital leases                       3     1                5     4
  Common Stock issued to
   acquire companies                          -     -                -    66
  Assumption of debt                          -     -                -     4
  Capital leases refinanced                   -     -                -    21

                         ARTHUR ANDERSEN LLP



                Report of Independent Public Accountants
                ----------------------------------------



To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of June 30, 1997 and 1996, the related consolidated statements of income and common stockholders' equity for the three-month, six-month and twelve-month periods then ended, and the related consolidated statements of cash flows for the six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Detroit, Michigan,
   August 11, 1997.

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


Consolidated Earnings


                                                               In Millions
June 30                                 1997          1996          Change

Three months ended                     $  54         $  49           $  5
Six months ended                         141           143             (2)
Twelve months ended                      258           244             14

The increase in earnings for the second quarter of 1997 compared to the same 1996 period reflects increased electric sales and gas deliveries partially offset by reduced gas wholesale services revenues in 1997. The decrease in earnings for the six months ended 1997 compared to the same 1996 period reflects decreased gas deliveries due to warmer temperatures during the early part of 1997 and reduced gas wholesale services revenues in 1997. Partially offsetting these decreases were the favorable impact of an electric rate increase received in February 1996 which benefited the entire first half of 1997, along with improved operating results from the MCV Facility in which Consumers has a 49 percent interest. The increase in earnings for the twelve months ended 1997 compared to the same 1996 period reflects the favorable impact of an electric rate increase received in February 1996, revenues from gas services activities, and improved operating results from the MCV Facility. In addition, other operating income increased during the twelve months ended 1997 due to a FERC-ordered refund received by the MCV Partnership from a gas pipeline supplier. Partially offsetting the increases for the twelve months ended period were decreased electric revenues because of special contract discounts negotiated with large industrial customers and decreased gas deliveries due to warmer temperatures during the first quarter of 1997. For further information, see the Electric and Gas Utility Results of Operations sections and Note 3.


Cash Position, Investing and Financing

Operating Activities: Cash from operations is derived from the sale and transportation of natural gas and the generation, transmission, and sale of electricity. Cash from operations totaled $413 million and $453 million for the first six months of 1997 and 1996, respectively. The $40 million decrease resulted from the timing of cash payments related to routine operations. Operating cash is used primarily to maintain and expand electric and gas systems, retire portions of long-term debt, and pay dividends.

Investing Activities: Cash used in investing activities totaled $205 million and $223 million for the first six months of 1997 and 1996, respectively. The cash was used primarily for capital expenditures.

Financing Activities: Cash used in financing activities totaled $201 million and $237 million for the first six months of 1997 and 1996, respectively. The decrease of $36 million in cash used reflects a $141 million reduction in the paydown of notes payable for the first six months of 1997 compared to 1996; this retirement was partially offset by the 1997 absence of $97 million proceeds from preferred securities that were sold in 1996.

Other Investing and Financing Matters: Several unsecured, committed lines of credit totaling $120 million and a $425 million working capital facility are available to meet short-term borrowing requirements to finance working capital and gas in storage, and to pay for capital expenditures between long-term financings. At June 30, 1997 and 1996, the total amount outstanding under these facilities was $241 million and $108 million, respectively. Consumers has FERC authorization to issue or guarantee up to $900 million of short-term securities through 1998 and to issue $500 million of long-term securities through November 1998 for refinancing or refunding purposes. An agreement is also in place permitting the sales of certain accounts receivable for up to $500 million. At June 30, 1997 and 1996, receivables sold totaled $266 million and $200 million, respectively.

In August 1997, Consumers and an affiliated business trust, Consumers Energy Company Financing II, filed a registration statement with the SEC for the issuance and sale of up to $120 million of trust originated preferred securities. Consumers Energy Company Financing II was formed for the sole purpose of issuing trust originated preferred securities and investing the proceeds in subordinated notes which will be unsecured obligations of Consumers. Consumers will use the net proceeds from the sale of the subordinated notes to redeem, refinance or refund existing long-term securities, which may include first mortgage bonds, stocks, preferred securities or notes.

In August 1997, Consumers announced that it will redeem all of the outstanding shares of its $7.45, $7.68, $7.72 and $7.76 preferred stock. This $119 million redemption of preferred stock will take place in September 1997.


Electric Utility Results of Operations

Electric Pretax Operating Income:


                                                               In Millions
June 30                                 1997          1996          Change

Three months ended                      $104         $  96             $ 8
Six months ended                         210           202               8
Twelve months ended                      419           399              20

Electric pretax operating income for all periods ending June 30, 1997, benefited from the favorable impact of increased electric sales. Electric pretax operating income for the first half of 1997 and the twelve months ended 1997 also benefited from the impact of an electric rate increase received in February 1996. The first half of 1997 reflects six months of rate increase compared to five months for the comparable period in 1996. The twelve months ended 1997 reflects a full twelve months of rate increase compared with five months for the comparable period in 1996. These increases in each period were partly offset by decreased revenues because of special contract discounts negotiated with large industrial customers. The following table quantifies these impacts on Pretax Operating Income:

                                                             In Millions
                                Three Months    Six Months Twelve Months
                               Ended June 30 Ended June 30 Ended June 30
Change Compared to Prior Year   1997 vs 1996  1997 vs 1996  1997 vs 1996

Sales (including special               $  7          $  4         $  (4)
  contract discounts)
Rate increases and other                  1            11            39
  regulatory issues
Operations and maintenance                2            (1)           (7)
General taxes and depreciation           (2)           (6)           (8)
  and other                             ----          ----          ----

Total change                            $  8          $  8          $ 20
                                        ====          ====          ====

Electric Sales: Total electric sales increased for the quarter ended (1.7 percent), six months ended (1.0 percent), and twelve months ended (2.7 percent) June 30, 1997, over the comparable 1996 periods. The table below reflects electric kWh sales by class of customer for each period:


                                                                                      In Billions of kWh
                       Three Months Ended               Six Months Ended             Twelve Months Ended
June 30           1997     1996    Change         1997    1996    Change         1997    1996     Change
Residential        2.5      2.4       0.1          5.3     5.4      (0.1)        10.9    11.0       (0.1)
Commercial         2.5      2.4       0.1          4.9     4.8       0.1         10.1     9.8        0.3
Industrial         3.4      3.2       0.2          6.4     6.1       0.3         13.2    12.5        0.7
Other              0.6      0.9      (0.3)         1.4     1.6      (0.2)         3.0     2.9        0.1
                   ---      ---      ----         ----    ----      ----         ----    ----       ----
Total Sales        9.0      8.9       0.1         18.0    17.9       0.1         37.2    36.2        1.0
                   ===      ===       ===         ====    ====       ===         ====    ====       ====


Power Costs:

                                                        In Millions
June 30                         1997            1996         Change

Three months ended           $   270         $   260           $ 10
Six months ended                 552             520             32
Twelve months ended            1,119           1,028             91


The cost increases for all periods ended June 30, 1997, reflect greater power purchases from outside sources to meet the increased sales demand.


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

Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries were based on the assumption that the MCV Facility would be available to generate electricity 90 percent of the time. However, for the first six months of 1997 the MCV Facility has been available 98.9 percent of the time, resulting in after-tax cash underrecoveries of $20 million. The underrecovery shown in the table below for the year 1997 has been revised to reflect the anticipated availability of the MCV Facility. For further information, see Note 2.

                                                            In Millions
                                1997    1998     1999     2000     2001

Estimated cash underrecoveries,  $40     $23      $22      $21      $20
  net of tax


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

Electric Rate Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established a direct access program. Rehearing petitions have been ruled upon by the MPSC and resulted in no material changes to the relief granted Consumers. For further discussion on these issues, see Notes 2 and 3.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003, before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Palisades' on-site storage pool for spent nuclear fuel is at capacity. Consequently, NRC-approved dry casks, which are steel and concrete vaults, are being used for temporary on-site storage. For further information, see Note 6.

Big Rock will close permanently on August 29, 1997, because management has determined that the plant would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning will begin in September 1997 and is expected to take five to ten years to return the site to its original condition. The current decommissioning fund, together with future collections from customers and future earnings of the fund, is expected to be adequate to cover the plant decommissioning expenses.

Electric Environmental Matters: The Clean Air Act contains significant environmental constraints under which industry will operate in the future. While certain of the Act's provisions specific to utilities will require that certain capital expenditures be made to comply with nitrogen oxide emission limits, Consumers' generating units are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. Management does not believe that these expenditures will have a material effect on annual operating costs.

The Clean Air Act also contains national air quality standards under which industry must operate. Currently, Consumers operates within these standards and meets current ozone and small particle related emission limits. The Act requires the EPA to periodically review the effectiveness of these standards in preventing adverse health affects. The EPA recently revised these standards to increase the restrictions on small particle and ozone related emissions. Consumers supports the bi-partisan effort in Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established.

In addition, the EPA is reviewing recommendations from the Ozone Transport Assessment Group to reduce ozone transport across state lines. The EPA is expected to require the State of Michigan to impose additional nitrogen oxide reductions goals on Consumers' fossil-fueled generating units.

The preliminary estimate of the cost of the changes Consumers may have to make to its fossil-fueled generating units to reduce ozone related emissions is approximately $175 million. A potentially equivalent amount may be needed to comply with the new small particle standards.

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

Stray Voltage: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. As of June 30, 1997, 18 separate stray voltage lawsuits were awaiting trial court action, down from 22 lawsuits as reported at year end 1996. Consumers believes that the resolution of the remaining lawsuits will not have a material impact on its financial position, liquidity or results of operations.


Gas Utility Results of Operations

Gas Pretax Operating Income:

                                                      In Millions
June 30                        1997          1996          Change

Three months ended            $  23         $  23           $   -
Six months ended                101           116             (15)
Twelve months ended             143           160             (17)


Gas pretax operating income, while flat for the three month period, decreased in both the six month and twelve month periods ended June 30, 1997, as a result of decreased gas deliveries due to warmer temperatures during the first quarter of 1997 and an extra day for leap year in 1996. The first half of 1997 also reflects higher depreciation and general taxes, partially offset by lower operation and maintenance expenses. The decrease in gas pretax operating income for the twelve months ended June 30, 1997, also reflects higher depreciation and general taxes from increased investments to serve new customers, partially offset by lower operations expenses and benefits from gas services activities. The following table quantifies these impacts on Pretax Operating Income:

                                                           In Millions
                              Three Months    Six Months Twelve Months
                             Ended June 30 Ended June 30 Ended June 30
Change Compared to            1997 vs 1996  1997 vs 1996  1997 vs 1996
  Prior Year

Sales                                 $  3          $(15)         $(19)
Recovery of gas costs and                -             -            (3)
  other issues
Gas wholesale and retail                (5)           (7)            4
  services activities
Operations and maintenance               5            10             4
General taxes, depreciation and other   (3)           (3)           (3)
                                     -----          ----          ----
Total change                         $   -          $(15)         $(17)
                                     =====          ====          ====


Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility and other miscellaneous transportation, increased 5.8 percent for the quarter ended June 30, 1997, but decreased 4.1 percent and 3.7 percent for the six months and twelve months ended June 30, 1997, respectively. The table below indicates total deliveries and the impact of weather.

                                                                                                    In bcf
                                   Three Months Ended          Six Months Ended        Twelve Months Ended
June 30                         1997   1996    Change     1997   1996    Change       1997   1996   Change
Weather-adjusted deliveries
 (variance reflects growth)       52     52         -      198    198         -        334    332        2
Impact of weather and leap year    8      5         3        4     13        (9)         9     24      (15)
                                 ---    ---       ---      ---    ---       ---        ---    ---      ---
System deliveries excluding
 transport to MCV Facility        60     57         3      202    211        (9)       343    356      (13)
Transport to MCV Facility         14     16        (2)      32     33        (1)        64     60        4
Other Transportation               2      4        (2)      10     18        (8)        18     26       (8)
                                 ---    ---       ---      ---    ---       ---        ---    ---      ---
Total deliveries                  76     77        (1)     244    262       (18)       425    442      (17)
                                 ===    ===       ===      ===    ===       ===        ===    ===      ===



Cost of Gas Sold:

                                                         In Millions
June 30                             1997       1996           Change

Three months ended                  $118       $107             $ 11
Six months ended                     432        453              (21)
Twelve months ended                  729        744              (15)


The increase for the three months ended June 30, 1997, reflects increased gas sales and slightly higher prices for gas during 1997. The decreases for the six month and twelve month periods ended June 30, 1997, were the result of decreased sales reflecting warmer temperatures and an extra day for leap year in 1996.


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

In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. If the MPSC adopts the ALJ position, $8 million as of June 30, 1997, would be subject to refund. Consumers has not provided a contingency reserve for this potential refund and will continue to oppose this view before the MPSC.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Data available, and continued internal review of these former manufactured gas plant sites, have resulted in an estimate for all costs related to investigation and remedial action of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At June 30, 1997, Consumers has accrued a liability for $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of remedial action costs for the sites. For further information regarding environmental matters, see Note 5.


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

                                                           In Millions
Years Ended December 31                   1997       1998         1999

Consumers
  Construction                            $360       $349         $348
  Nuclear fuel lease                        14         23           13
  Capital leases other than nuclear fuel    13         15           16
Michigan Gas Storage                         3          3            3
                                          ----       ----         ----
                                          $390       $390         $380
                                          ====       ====         ====

Electric utility operations (a)           $275       $285         $275
Gas utility operations (a)                 115        105          105
                                          ----       ----         ----
                                          $390       $390         $380
                                          ====       ====         ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Electric Outlook: Consumers expects average annual growth of two percent per year in electric system sales over the next five years, based on the current industry and regulatory configuration in Michigan. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity. Consumers continues to work toward retaining its current retail service customers by offering electric rates that are competitive with those of other energy providers, and by improving reliability and customer communications. Consumers is also planning for a future environment in which direct access to alternative sources of energy supply is the predominant means by which retail service customers obtain their power requirements.

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

In 1996, the MPSC reduced the rate subsidization of residential customers by large industrial and commercial customers. In addition, in an effort to meet the challenge of competition, Consumers contracted with some of its largest industrial customers to serve certain facilities a number of years into the future. These contracts have been approved by the MPSC. FERC issued Orders 888 and 889, as amended on rehearing, requiring utilities to provide open access to the interstate transmission grid for wholesale transactions. Several FERC requirements have been implemented. However, one unresolved issue concerns the Michigan Electric Power Coordination Center Pool, currently operated jointly by Consumers and Detroit Edison. Consumers proposes to maintain the benefits of the pool, while Detroit Edison seeks to terminate the power pool agreement. The FERC is expected to rule on this issue in 1997.

In response to utility filings previously solicited by the MPSC, in June 1997, the MPSC issued an order relating to the restructuring of the electric power industry in Michigan. The order proposes a phase-in of 150 MW annually of Consumers' retail load for competition beginning January 1, 1998. By January 1, 2002, all customers would be free to choose (that is, have direct-access to) their electric generation suppliers. The order would allow utilities to recover prudently incurred transition costs through a transmission charge applicable through the year 2007 for all direct-access retail customers. The MPSC requested the utilities to file proposals for a true-up mechanism to adjust transition charge revenues depending upon both actual sales and market prices of power to the extent that they are different from original estimates. Consumers subsequently filed a modified plan that has a true-up for sales and a true-up for power purchases only.

The June 1997 order further states that securitization may be another alternative for recovery of transition costs, but recognizes that state legislation is required before securitization can be implemented.
Michigan legislative consideration of a securitization process is expected this fall. Consumers expects the legislation to provide for immediate recovery of transition costs in exchange for an immediate rate reduction for all customers, with a securitization charge to be paid by all customers over a period of 15 years (the expected term of the rate reduction bonds issued in the securitization), as discussed further below. Consumers has filed responsive data and proposals to the June order asking the MPSC to take certain actions designed to implement Consumers' view of how electric restructuring should occur, including the approval of specific transition charges, but also seeking a rehearing on several issues, including whether the MPSC has the statutory authority to mandate restructuring on a basis which an electric utility would not accept voluntarily. Other parties filed claims of appeal with the Michigan Court of Appeals.

The MPSC also decided in a July 1997 order to commence a number of different contested case proceedings to address certain selected issues on which it desired still more information. The expedited schedules for these hearings would have all of them concluded and submitted to the MPSC for decision by mid-October. Pretrial activity will occur in August, hearings in September and briefing in late September and early October.

Consumers' March 1997 information estimated for the MPSC that, through 2007, Consumers would recover $1.9 billion (as revised in a June 1997 filing) of transition costs through a transition charge to direct-access customers. A separate charge to direct-access customers would also recover implementation costs totaling an additional $200 million. Alternatively, if Consumers recovers transition costs through securitization, the resulting securitization charge would be paid by all Consumers customers to service $4 billion of rate reduction bonds. The $4 billion in rate reduction bonds represents the net present value of: 1) the $1.9 billion of costs that Consumers would otherwise have recovered in the transition charge to direct access customers; and 2) the costs that Consumers would otherwise have recovered from customers on bundled rates before getting choice of generation suppliers. Consumers' data indicate that the rates to be paid by all customers under the securitization alternative result in more than a $200 million annual savings to those customers when compared to the rates they would pay without securitization because the assumed 15-year repayment period of the bonds allows the cost reimbursement by the customers to be spread out over a longer period, and because securitization allows securitized costs to be financed at a lower rate.

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


Other

New Accounting Standards: In 1997, the FASB issued SFAS 128, Earnings per Share and SFAS 129, Disclosure of Information about Capital Structure, which are effective for year end 1997 financial statements. In 1997, the FASB also issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Disclosures about Segments of an Enterprise and Related Information, each of which will require expanded disclosures effective for 1998. Consumers does not expect the application of these statements to have a material effect on its financial position, liquidity or results of operations.

                   (This page intentionally left blank)

                                               Consumers Energy Company
                                           Consolidated Statements of Income
                                                      (Unaudited)

                                                                Three                      Six                   Twelve
                                                         Months Ended             Months Ended             Months Ended
June 30                                              1997        1996        1997         1996        1997         1996
                                                                                                            In Millions
Operating Revenue
  Electric                                         $  598      $  581      $1,218       $1,172      $2,492       $2,366
  Gas                                                 220         209         718          757       1,242        1,273
  Other                                                11           9          20           13          50           31
                                                   ------      ------      ------       ------      ------       ------
                                                      829         799       1,956        1,942       3,784        3,670
                                                   ------      ------      ------       ------      ------       ------
Operating Expenses
  Operation
    Fuel for electric generation                       71          70         140          143         293          292
    Purchased power -
     related parties                                  146         146         297          286         600          532
    Purchased and interchange
     power                                             53          44         115           91         226          204
    Cost of gas sold                                  118         107         432          453         729          744
    Other                                             131         141         260          273         573          579
                                                   ------       -----      ------       ------      ------       ------
                                                      519         508       1,244        1,246       2,421        2,351
  Maintenance                                          41          37          80           76         178          170
  Depreciation, depletion and
   amortization                                        87          82         199          190         379          367
  General taxes                                        45          42         103           99         196          193
                                                   ------      ------      ------       ------      ------       ------
                                                      692         669       1,626        1,611       3,174        3,081
                                                   ------      ------      ------       ------      ------       ------
Pretax Operating Income
  Electric                                            104          96         210          202         419          399
  Gas                                                  23          23         101          116         143          160
  Other                                                10          11          19           13          48           30
                                                   ------      ------      ------       ------      ------       ------
                                                      137         130         330          331         610          589
                                                   ------      ------      ------       ------      ------       ------
Other Income (Deductions)
  Dividends from affiliates                             4           4           9            9          17           17
  Accretion income                                      2           2           4            5           9           11
  Accretion expense                                    (4)         (7)         (9)         (14)        (17)         (29)
  Other, net                                            -           -           -            -          (4)           2
                                                   ------      ------      ------       ------      ------       ------
                                                        2          (1)          4            -           5            1
                                                   ------      ------      ------       ------      ------       ------
Interest Charges
  Interest on long-term debt                           35          35          69           69         139          139
  Other interest                                        7           7          16           14          32           35
  Capitalized interest                                  -          (1)          -           (1)         (1)         (3)
                                                   ------      ------      ------       ------      ------       ------
                                                       42          41          85           82         170          171
                                                   ------      ------      ------       ------      ------       ------

Net Income Before Income Taxes                         97          88         249          249         445          419

Income Taxes                                           34          30          90           88         151          143
                                                   ------      ------      ------       ------      ------       ------
Net Income                                             63          58         159          161         294          276

Preferred Stock Dividends                               7           7          14           14          28           28

Preferred Securities Distributions                      2           2           4            4           8            4
                                                   ------      ------      ------       ------      ------       ------
Net Income Available to
 Common Stockholder                                $   54      $   49      $  141       $  143      $  258       $  244
                                                   ======      ======      ======       ======      ======       ======

The accompanying condensed notes are an integral part of these statements.


                                               Consumers Energy Company
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                    Six Months Ended        Twelve Months Ended
June 30                                                             1997        1996           1997        1996
                                                                                                    In Millions

Cash Flows from Operating Activities
  Net income                                                       $ 159       $ 161          $ 294       $ 276
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization
          (includes nuclear decommissioning of
          $24, $24, $49 and $51, respectively)                       199         190            379         367
        Capital lease and other amortization                          21          21             40          40
        Deferred income taxes and investment tax credit               16          25             39          40
        Accretion expense                                              9          14             17          29
        Accretion income - abandoned Midland project                  (4)         (5)            (9)        (11)
        Undistributed earnings of related parties                    (20)        (12)           (50)        (30)
        Power purchases                                              (30)        (27)           (66)        (94)
        Other                                                          3           3              5           5
        Changes in other assets and liabilities                       60          83            (17)        128
                                                                   -----       -----          -----       -----
          Net cash provided by operating activities                  413         453            632         750
                                                                   -----       -----          -----       -----
Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed
   under capital lease)                                             (165)       (184)          (391)       (423)
  Investments in nuclear decommissioning trust funds                 (24)        (24)           (49)        (51)
  Cost to retire property, net                                       (11)        (12)           (31)        (34)
  Other                                                               (5)          2             (6)          2
  Deferred demand-side management costs                                -          (5)             -         (10)
                                                                   -----       -----          -----       -----
          Net cash used in investing activities                     (205)       (223)          (477)       (516)
                                                                   -----       -----          -----       -----
Cash Flows from Financing Activities
  Increase (decrease) in notes payable, net                          (92)       (233)           133        (201)
  Payment of common stock dividends                                  (70)        (75)          (195)        (75)
  Payment of capital lease obligations                               (21)        (21)           (39)        (38)
  Payment of preferred stock dividends                               (14)        (14)           (28)        (28)
  Preferred securities distributions                                  (4)         (4)            (8)         (4)
  Proceeds from preferred securities                                   -          97              -          97
  Contribution from stockholder                                        -          13              -          13
  Retirement of bonds and other long-term debt                         -           -            (37)         (1)
  Proceeds from bank loans                                             -           -             23           -
                                                                   -----       -----          -----       -----
          Net cash used in financing activities                     (201)       (237)          (151)       (237)
                                                                   -----       -----          -----       -----
Net Increase (Decrease) in Cash and Temporary Cash Investments         7          (7)             4          (3)

Cash and Temporary Cash Investments, Beginning of Period               4          14              7          10
                                                                   -----       -----          -----       -----
Cash and Temporary Cash Investments, End of Period                $   11      $    7         $   11      $    7
                                                                   =====       =====          =====       =====

The accompanying condensed notes are an integral part of these statements.



                                               Consumers Energy Company
                                              Consolidated Balance Sheets
ASSETS                                                           June 30                                June 30
                                                                    1997          December 31              1996
                                                               (Unaudited)               1996        (Unaudited)
                                                                                                    In Millions
Plant (At original cost)
  Electric                                                        $6,467              $6,333             $6,177
  Gas                                                              2,270               2,203              2,229
  Other                                                               25                  26                 26
                                                                  ------              ------             ------
                                                                   8,762               8,562              8,432
  Less accumulated depreciation,
   depletion and amortization                                      4,490               4,269              4,276
                                                                  ------              ------             ------
                                                                   4,272               4,293              4,156

  Construction work-in-progress                                      119                 158                226
                                                                  ------              ------             ------
                                                                   4,391               4,451              4,382
                                                                  ------              ------             ------
Investments
  Stock of affiliates                                                302                 298                340
  First Midland Limited Partnership (Note 2)                         237                 232                228
  Midland Cogeneration Venture Limited
   Partnership (Note 2)                                              148                 134                110
  Other                                                               10                   8                  9
                                                                  ------              ------             ------
                                                                     697                 672                687
                                                                  ------              ------             ------
Current Assets
  Cash and temporary cash investments at cost,
   which approximates market                                          11                   4                  7
  Accounts receivable and accrued revenue, less allowances
    of $8, $10 and $2, respectively (Note 4)                          80                 148                104
  Accounts receivable - related parties                               87                  63                 26
  Inventories at average cost
    Gas in underground storage                                       125                 186                109
    Materials and supplies                                            75                  68                 73
    Generating plant fuel stock                                       28                  30                 23
  Postretirement benefits                                             25                  25                 25
  Deferred income taxes                                               14                  27                 22
  Prepayments and other                                               78                 183                112
                                                                  ------              ------             ------
                                                                     523                 734                501
                                                                  ------              ------             ------
Non-current Assets
  Postretirement benefits                                            419                 435                450
  Nuclear decommissioning trust funds                                443                 386                339
  Abandoned Midland Project                                          103                 113                122
  Other                                                              240                 234                288
                                                                  ------              ------             ------
                                                                   1,205               1,168              1,199
                                                                  ------              ------             ------
Total Assets                                                      $6,816              $7,025             $6,769
                                                                  ======              ======             ======


STOCKHOLDERS' INVESTMENT AND LIABILITIES                         June 30                                June 30
                                                                    1997         December 31               1996
                                                              (Unaudited)               1996         (Unaudited)
                                                                                                    In Millions
Capitalization
  Common stockholder's equity
    Common stock                                                 $   841             $   841            $   841
    Paid-in-capital                                                  504                 504                504
    Revaluation capital                                               41                  37                 31
    Retained earnings since December 31, 1992                        368                 297                305
                                                                  ------              ------             ------
                                                                   1,754               1,679              1,681
  Preferred stock                                                    356                 356                356
  Company-obligated mandatorily redeemable
   preferred securities of Consumers Power
   Company Financing I (a)                                           100                 100                100
  Long-term debt                                                   1,612               1,900              1,925
  Non-current portion of capital leases                               88                 100                 92
                                                                  ------              ------             ------
                                                                   3,910               4,135              4,154
                                                                  ------              ------             ------
Current Liabilities
  Current portion of long-term debt and capital leases               390                  98                 83
  Accrued taxes                                                      154                 211                151
  Accounts payable                                                   149                 212                170
  Notes payable                                                      241                 333                108
  Accounts payable - related parties                                  70                  68                 65
  Power purchases (Note 2)                                            47                  47                 90
  Accrued interest                                                    32                  33                 37
  Accrued refunds                                                      7                   8                 25
  Other                                                              131                 176                165
                                                                  ------              ------             ------
                                                                   1,221               1,186                894
                                                                  ------              ------             ------
Non-current Liabilities
  Deferred income taxes                                              642                 646                620
  Postretirement benefits                                            501                 500                514
  Power purchases (Note 2)                                           157                 178                207
  Deferred investment tax credit                                     154                 159                164
  Regulatory liabilities for income taxes, net                        81                  66                 57
  Other                                                              150                 155                159
                                                                  ------              ------             ------
                                                                   1,685               1,704              1,721
                                                                  ------              ------             ------

Commitments and Contingencies (Notes 2, 3, 5 and 6)

Total Stockholders' Investment and Liabilities                    $6,816              $7,025             $6,769
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


                                               Consumers Energy Company
                                Consolidated Statements of Common Stockholder's Equity
                                                      (Unaudited)
                                               Three Months Ended         Six Months Ended     Twelve Months Ended
June 30                                         1997         1996         1997        1996        1997        1996
                                                                                                       In Millions
Common Stock
  At beginning and end of period             $   841      $   841      $   841     $   841     $   841     $   841
                                             -------      -------      -------     -------     -------     -------
Other Paid-in Capital
  At beginning of period                         504          504          504         491         504         491
  Stockholder's contribution                       -            -            -          13           -          13
                                             -------      -------      -------     -------     -------     -------
    At end of period                             504          504          504         504         504         504
                                             -------      -------      -------     -------     -------     -------
Revaluation Capital
  At beginning of period                          36           29           37          29          31          19
  Change in unrealized investment-
   gain (loss)                                     5            2            4           2          10          12
                                             -------      -------      -------     -------     -------     -------
    At end of period                              41           31           41          31          41          31
                                             -------      -------      -------     -------     -------     -------
Retained Earnings
  At beginning of period                         384          331          297         237         305         136
  Net income                                      63           58          159         161         294         276
  Common stock dividends declared                (70)         (75)         (70)        (75)       (195)        (75)
  Preferred stock dividends declared              (7)          (7)         (14)        (14)        (28)        (28)
  Preferred securities distributions              (2)          (2)          (4)         (4)         (8)         (4)
                                             -------      -------      -------     -------     -------     -------
    At end of period                             368          305          368         305         368         305
                                             -------      -------      -------     -------     -------     -------
Total Common Stockholder's Equity            $ 1,754      $ 1,681      $ 1,754     $ 1,681     $ 1,754     $ 1,681
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

Summarized Statements of Income for CMS Midland and CMS Holdings:

                                                                                                     In Millions
                                     Three Months Ended          Six Months Ended            Twelve Months Ended
June 30                                  1996      1997        1996          1997           1996            1997

Pretax operating income                   $10       $10         $18           $12            $46             $28
Income taxes and other                      3         3           5             3             13               7
                                          ---       ---         ---           ---            ---             ---
Net income                                $ 7       $ 7         $13           $ 9            $33             $21
                                          ===       ===         ===           ===            ===             ===

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

Consumers previously recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At June 30, 1997 and December 31, 1996, the after-tax present value of the PPA liability totaled $133 million and $147 million, respectively. The reduction in the liability since December 31, 1996 reflects after-tax cash underrecoveries of $20 million partially offset by after-tax accretion expense of $6 million. The undiscounted after-tax amount associated with the liability totaled $520 million at June 30, 1997. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries were based on the assumption that the MCV Facility would be available to generate electricity 90 percent of the time. However, for the first six months of 1997 the MCV Facility has been available 98.9 percent of the time resulting in the $20 million of after-tax cash underrecoveries. The underrecovery shown in the table below for the year 1997 has been revised to reflect the anticipated availability of the MCV Facility.

                                                              In Millions
                                      1997    1998    1999   2000    2001

Estimated cash underrecoveries,        $40     $23     $22    $21     $20
  net of tax

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


3:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 2) and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of sales, of which 410 MW has already been filled by existing contracts. An additional 140 MW may be filled by new special contracts which the MPSC has approved or by direct access customers. The remaining 100 MW must be made available solely to direct access customers for at least 18 months. In April 1997, a lottery was held to select the customers to purchase 100 MW by direct access. Direct access for this 100 MW is expected to begin during the third quarter of 1997.

In May 1997, the MPSC authorized Consumers to collect $17 million from electric customers through a one-time surcharge pertaining to the 1994 PSCR reconciliation.

Electric Restructuring: In response to utility filings previously solicited by the MPSC, in June 1997, the MPSC issued an order relating to the restructuring of the electric power industry in Michigan. The order proposes a phase-in of 150 MW annually of Consumers' retail load for competition beginning January 1, 1998. By January 1, 2002, all customers would be free to choose (that is, have direct-access to) their electric generation suppliers. The order would allow utilities to recover prudently incurred transition costs through a transmission charge applicable through the year 2007 for all direct-access retail customers. The MPSC requested the utilities to file proposals for a true-up mechanism to adjust transition charge revenues depending upon both actual sales and market prices of power to the extent that they are different from original estimates. Consumers subsequently filed a modified plan that has a true-up for sales and a true-up for power purchases only.

The June 1997 order further states that securitization may be another alternative for recovery of transition costs, but recognizes that state legislation is required before securitization can be implemented.
Michigan legislative consideration of a securitization process is expected this fall. Consumers expects the legislation to provide for immediate recovery of transition costs in exchange for an immediate rate reduction for all customers, with a securitization charge to be paid by all customers over a period of 15 years (the expected term of the rate reduction bonds issued in the securitization), as discussed further below. Consumers has filed responsive data and proposals to the June order asking the MPSC to take certain actions designed to implement Consumers' view of how electric restructuring should occur, including the approval of specific transition charges, but also seeking a rehearing on several issues, including whether the MPSC has the statutory authority to mandate restructuring on a basis which an electric utility would not accept voluntarily. Other parties filed claims of appeal with the Michigan Court of Appeals.

The MPSC also decided in a July 1997 order to commence a number of different contested case proceedings to address certain selected issues on which it desired still more information. The expedited schedules for these hearings would have all of them concluded and submitted to the MPSC for decision by mid-October. Pretrial activity will occur in August, hearings in September and briefing in late September and early October.

Consumers' March 1997 information estimated for the MPSC that, through 2007, Consumers would recover $1.9 billion (as revised in a June 1997 filing) of transition costs through a transition charge to direct-access customers. A separate charge to direct-access customers would also recover implementation costs totaling an additional $200 million. Alternatively, if Consumers recovers transition costs through securitization, the resulting securitization charge would be paid by all Consumers customers to service $4 billion of rate reduction bonds. The $4 billion in rate reduction bonds represents the net present value of: 1) the $1.9 billion of costs that Consumers would otherwise have recovered in the transition charge to direct access customers; and 2) the costs that Consumers would otherwise have recovered from customers on bundled rates before getting choice of generation suppliers. Consumers' data indicate that the rates to be paid by all customers under the securitization alternative result in more than a $200 million annual savings to those customers when compared to the rates they would pay without securitization because the assumed 15-year repayment period of the bonds allows the cost reimbursement by the customers to be spread out over a longer period, and because securitization allows securitized costs to be financed at a lower rate.

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

Gas Proceedings: In the GCR reconciliation proceeding for the period April 1995 through March 1996, an issue has arisen questioning whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. The ALJ issued a proposal for decision in January 1997 that agreed with the MPSC staff's position that the gas loaning program uses storage assets of Consumers and therefore recommended that 90 percent of the revenue should be refunded to customers. If the MPSC adopts the ALJ position,$8 million as of June 30, 1997, would be subject to refund. Consumers has not provided a contingency reserve for this potential refund and will continue to oppose this view before the MPSC.

In 1996, the MPSC authorized Consumers to implement a pilot gas transportation program in Bay County, Michigan. The pilot program provides residential and small commercial customers the opportunity to purchase gas from suppliers other than Consumers for a two-year period beginning April 1997. Out of the 40,000 eligible customers, only 500 volunteered to participate in the program. Consumers will retain its role as transporter and distributor of this gas.

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


4:   Short-Term Financings and Capitalization

Consumers has FERC authorization to issue or guarantee up to $900 million of short-term debt through 1998. Consumers has an unsecured $425 million facility, and unsecured committed lines of credit aggregating $120 million that are used to finance seasonal working capital requirements. At June 30, 1997, a total of $241 million was outstanding at a weighted average interest rate of 6.2 percent, compared with $108 million outstanding at June 30, 1996, at a weighted average interest rate of 6.1 percent.

Consumers has also in place a $500 million trade receivables purchase and sale program. At June 30, 1997 and 1996, receivables sold under the agreement totaled $266 million and $200 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Consumers uses interest rate swaps (derivatives) to manage exposure to fluctuations in interest rates. In order for derivatives to initially qualify for hedge accounting the following criteria must be met: 1) the item to be hedged exposes the enterprise to interest rate risk; and 2) the derivative reduces that exposure and is designated as a hedge.

Derivative instruments contain credit risk if the counterparties, including financial institutions, fail to perform under the agreements. However, Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. The risk of nonperformance by the counterparties is considered remote.

Consumers enters into interest rate swap agreements to exchange variable rate interest payment obligations for fixed rate obligations. These agreements convert variable rate debt to fixed rate debt in order to reduce the impact of interest rate fluctuations. The hedged amounts are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The hedged amount of Consumers' interest rate swaps was $463 million at June 30, 1997. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

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

In August 1997, Consumers and an affiliated business trust, Consumers Energy Company Financing II, filed a registration statement with the SEC for the issuance and sale of up to $120 million of trust originated preferred securities. Consumers Energy Company Financing II was formed for the sole purpose of issuing trust originated preferred securities and investing the proceeds in subordinated notes which will be unsecured obligations of Consumers. Consumers will use the net proceeds from the sale of the subordinated notes to redeem, refinance or refund existing long-term securities, which may include first mortgage bonds, stocks, preferred securities or notes.

In August 1997, Consumers announced that it will redeem all of the outstanding shares of its $7.45, $7.68, $7.72 and $7.76 preferred stock. This $119 million redemption of preferred stock will take place in September 1997.

Under the provisions of its Articles of Incorporation at June 30, 1997, Consumers had $326 million of unrestricted retained earnings available to pay common dividends. In July 1997, Consumers declared a $43 million common dividend to be paid in August 1997.


5:   Commitments and Contingencies

Environmental Matters: Consumers is a so-called potentially responsible party at several sites being administered under Superfund. Superfund liability is joint and several and along with Consumers, there are numerous credit worthy, potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known sites will be between $2 million and $9 million. At June 30, 1997, Consumers has accrued $2 million for its estimated losses.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Four of the five plans submitted by Consumers have been approved by the appropriate environmental regulatory authority in the State of Michigan. Findings for the two completed remedial investigations indicate that the expenditures for those two sites are likely to be less than the amounts projected before the studies were performed. However, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At June 30, 1997, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in 1996, environmental clean-up costs above the amount currently being recovered in rates will be deferred and amortized over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

The Clean Air Act contains provisions that limit emissions of sulfur dioxide and nitrogen oxides and require emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. The Act's provisions required Consumers to make capital expenditures totaling $40 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fueled units to be an additional $45 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected as a result of these expenditures.

The Clean Air Act also contains national air quality standards under which industry must operate. Currently, Consumers operates within these standards and meets current ozone and small particle related emission limits. The Act requires the EPA to periodically review the effectiveness of these standards in preventing adverse health affects. The EPA recently revised these standards to increase the restrictions on small particle and ozone related emissions. Consumers supports the bi-partisan effort in Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established.

In addition, the EPA is reviewing recommendations from the Ozone Transport Assessment Group to reduce ozone transport across state lines. The EPA is expected to require the State of Michigan to impose additional nitrogen oxide reductions goals on Consumers' fossil-fueled generating units.

The preliminary estimate of the cost of the changes Consumers may have to make to its fossil-fueled generating units to reduce ozone related emissions is approximately $175 million. A potentially equivalent amount may be needed to comply with the new small particle standards.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $390 million for 1997, $390 million for 1998 and $380 million for 1999. For further information regarding capital expenditures, see Forward-Looking Information in the MD&A.

Other: A number of lawsuits have been filed against Consumers relating to the effect of so-called stray voltage on certain livestock. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns and has an ongoing mitigation program to modify the service of all customers with livestock. As of June 30, 1997, Consumers had 18 separate stray voltage lawsuits awaiting trial court action, down from 22 lawsuits as reported at year end 1996.

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


6:   Nuclear Matters

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load four additional casks at Palisades later this year pending approval by the NRC. In June 1997, the NRC approved the process for unloading spent fuel from a cask with minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available. The supplier for the design and fabrication of the transportable cask has been selected and design work is proceeding.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Big Rock will close permanently on August 29, 1997, because management has determined that the plant would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning will begin in September 1997 and is expected to take five to ten years to return the site to its original condition. The current decommissioning fund, together with future collections from customers and future earnings of the fund, is expected to be adequate to cover the plant decommissioning expenses.


7:   Supplemental Cash Flow Information

For purposes of the Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities were:

                                                               In Millions
                                      Six Months Ended Twelve Months Ended
June 30                                    1997   1996        1997    1996

Cash transactions
  Interest paid (net of amounts
    capitalized)                           $ 82   $ 73        $127    $160
  Income taxes paid (net of refunds)         82     74         167      71

Non-cash transactions
  Nuclear fuel placed under capital lease $   3  $   1        $ 31   $   4
  Other assets placed under capital leases    3      1           5       4
  Capital leases refinanced                   -      -           -      21

                            ARTHUR ANDERSEN LLP



                  Report of Independent Public Accountants
                  ----------------------------------------



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of
CMS Energy Corporation) and subsidiaries as of June 30, 1997 and 1996, the related consolidated statements of income and common stockholder's equity for the three-month, six-month and twelve-month periods then ended, and the related consolidated statements of cash flows for the six-month and
twelve-month periods then ended.   These financial statements are the
responsibility of the Company's management.

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


                                                      Arthur Andersen LLP


Detroit, Michigan,
   August 11, 1997.

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Form 10-K for the year ended December 31, 1996, and in their Form 10-Q for the quarter ended March 31, 1997. Reference is made to the Condensed Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.

CMS ENERGY EXEMPTION UNDER PUHCA

CMS Energy is exempt from registration under PUHCA. In addition to a specific challenge to CMS Energy's exemption, there have been various generic administrative and legislative proposals to repeal or revise PUHCA in recent years. In April 1997, a bill was introduced in the United States Senate which would repeal PUHCA without at the same time deregulating the electric industry. The bill was referred to the Senate Banking, Housing and Urban Affairs Committee, the chairman of which is a cosponsor of the bill, and amended by that Committee in June 1997 with a recommendation that the bill pass as amended.

STRAY VOLTAGE LAWSUITS

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. At June 30, 1997, Consumers had 18 separate stray voltage cases awaiting action at the trial court level.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Companies' Annual Meeting of Shareholders held on May 27, 1997, the shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of CMS Energy and Consumers for the year ended December 31, 1997. The vote at CMS Energy was 86,906,827 in favor and 352,140 against, with 465,200 abstaining. The vote at Consumers was 84,866,362 in favor and 4,059 against, with 13,020 abstaining. At the same meeting for CMS Energy, the shareholders voted against a shareholder's proposal to adopt a five point program addressing Consumers' operating as a "Utility of Choice" and under "Utility of Choice" guidelines. The vote was 3,600,909 in favor and 70,227,954 against, with 2,846,922 abstaining.

At the same meeting, shareholders elected all twelve nominees for the office of director for both CMS Energy and Consumers. The total number of votes cast at CMS Energy was 87,724,167. The votes for individual nominees were as follows:

                          CMS ENERGY CORPORATION
                          ______________________

   Number of Votes:             For            Withheld    Total

   William T. McCormick, Jr.    86,817,436     906,731     87,724,167
   John M. Deutch               86,888,001     836,166     87,724,167
   James J. Duderstadt          86,868,342     855,825     87,724,167
   Kathleen R. Flaherty         86,884,359     839,808     87,724,167
   Victor J. Fryling            86,870,424     853,743     87,724,167
   Earl D. Holton               86,899,200     824,967     87,724,167
   Michael G. Morris            86,862,154     862,013     87,724,167
   William U. Parfet            86,908,188     815,979     87,724,167
   Percy A. Pierre              86,898,422     825,745     87,724,167
   Kenneth Whipple              86,896,028     828,139     87,724,167
   John B. Yasinsky             86,906,005     818,162     87,724,167


The total number of votes cast at Consumers was 84,883,441. The votes for individual nominees were as follows:


                         CONSUMERS ENERGY COMPANY
                         ________________________

   Number of Votes              For            Withheld    Total

   William T. McCormick, Jr.    84,871,696     11,745      84,883,441
   John M. Deutch               84,871,988     11,453      84,883,441
   James J. Duderstadt          84,871,658     11,783      84,883,441
   Kathleen R. Flaherty         84,872,116     11,325      84,883,441
   Victor J. Fryling            84,872,843     10,598      84,883,441
   Earl D. Holton               84,871,668     11,773      84,883,441
   Michael G. Morris            84,872,743     10,698      84,883,441
   William U. Parfet            84,872,149     11,292      84,883,441
   Percy A. Pierre              84,872,694     10,747      84,883,441
   Kenneth Whipple              84,871,433     12,008      84,883,441
   John B. Yasinsky             84,872,803     10,638      84,883,441

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

(4)     -  CMS Energy:  Credit Agreement dated as of July 2, 1997 among
                        CMS Energy, The Banks, the Administrative Agent,
                        Collateral Agent, Documentation Agent, Syndication
                        Agent, Co-Agents and Lead Manager, all as defined
                        therein, and the Exhibits and Schedules thereto.
(12)    -  CMS Energy:  Statements regarding computation of Ratio of
                        Earnings to Fixed Charges
(15)(a) -  CMS Energy:  Letter of Independent Public Accountant
(15)(b) -  Consumers:   Letter of Independent Public Accountant
(27)(a) -  CMS Energy:  Financial Data Schedule
(27)(b) -  Consumers:   Financial Data Schedule
(99)    -  CMS Energy:  Consumers Gas Group Financials

(b)  Reports on Form 8-K

Current Reports on Form 8-K dated June 5, 1997 and June 11, 1997 were filed by each of CMS Energy and Consumers, and a Current Report on Form 8-K dated July 1, 1997 was filed by CMS Energy, all covering matters pursuant to "Item 5. Other Events."

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                      CMS ENERGY CORPORATION
                                           (Registrant)


Dated:  August 14, 1997                 By    A. M. Wright
                                      ----------------------
                                          Alan M. Wright
                                      Senior Vice President,
                                          Chief Financial
                                       Officer and Treasurer



                                     CONSUMERS ENERGY COMPANY
                                           (Registrant)


Dated:  August 14, 1997                 By    A. M. Wright
                                      ----------------------
                                          Alan M. Wright
                                      Senior Vice President,
                                      Chief Financial Officer