Form 10-Q
period 1997-09-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 1997-11-14
CIK 201533, 811156

                                 FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997

                                    OR

          [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to


Commission  Registrant; State of Incorporation;         IRS Employer
File Number Address; and Telephone Number            Identification No.
-------------------------------------------------------------------------

1-9513      CMS ENERGY CORPORATION                       38-2726431
            (A Michigan Corporation)
            Fairlane Plaza South, Suite 1100
            330 Town Center Drive
            Dearborn, Michigan  48126
            (313)436-9200

1-5611      CONSUMERS ENERGY COMPANY                     38-0442310
            (A Michigan Corporation)
            212 West Michigan Avenue,
            Jackson, Michigan  49201
            (517)788-0550


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been
subject to such filing requirements for the past 90 days.     Yes  X
No


Number of shares outstanding of each of the issuer's classes of common stock at October 31, 1997:
CMS Energy Corporation:

   CMS Energy Common Stock, $.01 par value                      96,435,348
   CMS Energy Class G Common Stock, no par value                 8,154,928
Consumers Energy Company, $10 par value, privately
 held by CMS Energy                                             84,108,789

                          CMS Energy Corporation
                                    and
                         Consumers Energy Company


 Quarterly reports on Form 10-Q to the Securities and Exchange Commission
                  for the Quarter Ended September 30,1997



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                             TABLE OF CONTENTS


                                                                      Page
Glossary ..............................................................3
PART I:
CMS Energy Corporation
         Management's Discussion and Analysis..........................6
         Consolidated Statements of Income............................21
         Consolidated Statements of Cash Flows........................22
         Consolidated Balance Sheets..................................23
         Consolidated Statements of Common Stockholders' Equity.......25
         Condensed Notes to Consolidated Financial Statements.........26
         Report of Independent Public Accountants.....................36
Consumers Energy Company
         Management's Discussion and Analysis.........................37
         Consolidated Statements of Income............................49
         Consolidated Statements of Cash Flows........................50
         Consolidated Balance Sheets..................................51
         Consolidated Statements of Common Stockholder's Equity.......53
         Condensed Notes to Consolidated Financial Statements.........54
         Report of Independent Public Accountants.....................61
PART II:
         Item 1.    Legal Proceedings.................................62
         Item 6.    Exhibits and Reports on Form 8-K..................62
Signatures.............................................................64

                                 GLOSSARY

Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . . . . Association of Businesses Advocating
                                  Tariff Equity
ABB . . . . . . . . . . . . . . . ABB Energy Ventures, Inc.
ALJ . . . . . . . . . . . . . . . Administrative Law Judge
Ames. . . . . . . . . . . . . . . Crescent and Ames gas gathering systems and processing plant in Oklahoma.

bcf . . . . . . . . . . . . . . . Billion cubic feet
Big Rock. . . . . . . . . . . . . Big Rock Point nuclear power plant, owned by Consumers
Board of Directors. . . . . . . . Board of Directors of CMS Energy
Btu . . . . . . . . . . . . . . . British thermal unit

Class G Common Stock. . . . . . . One of two classes of common stock of
                                  CMS Energy, no par value, which
                                  reflects the separate performance of
                                  the Consumers Gas Group
Clean Air Act . . . . . . . . . . Federal Clean Air Act, as amended
CMS Electric and Gas. . . . . . . CMS Electric and Gas Company, a
                                  subsidiary of Enterprises
CMS Energy. . . . . . . . . . . . CMS Energy Corporation
CMS Energy Common Stock . . . . . One of two classes of common stock of
                                  CMS Energy, par value $.01 per share
CMS Gas Transmission. . . . . . . CMS Gas Transmission and Storage
                                  Company, a subsidiary of Enterprises
CMS Generation. . . . . . . . . . CMS Generation Co., a subsidiary of
                                  Enterprises
CMS Holdings. . . . . . . . . . . CMS Midland Holdings Company, a
                                  subsidiary of Consumers
CMS Midland . . . . . . . . . . . CMS Midland Inc., a subsidiary of
                                  Consumers
CMS MST . . . . . . . . . . . . . CMS Marketing, Services and Trading
                                  Company, a subsidiary of Enterprises
CMS NOMECO. . . . . . . . . . . . CMS NOMECO Oil & Gas Co., a subsidiary of Enterprises
Common Stock. . . . . . . . . . . CMS Energy Common Stock and Class G
                                  Common Stock
Consumers . . . . . . . . . . . . Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group . . . . . . . The gas distribution, storage and transportation businesses currently
                                  conducted by Consumers and Michigan Gas
                                  Storage
Court of Appeals. . . . . . . . . Michigan Court of Appeals
CTM . . . . . . . . . . . . . . . Centrales Termicas Mendoza, an indirect subsidiary of CMS Generation

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

GCR . . . . . . . . . . . . . . . Gas cost recovery
Grand Lacs Partnership. . . . . . Grand Lacs Limited Partnership, a
                                  marketing center for natural gas.
GTNs. . . . . . . . . . . . . . . CMS Energy General Term Notes
                                  (Registered Trademark), $250
                                  million Series A, $125 million Series
                                  B, $150 million Series C and $200
                                  million Series D.
GVK . . . . . . . . . . . . . . . GVK Industries, the owner of an independent power project in
                                  Jegurupadu, Andhra Pradesh, India in
                                  which CMS Generation owns 25.25%

Jorf Lasfar . . . . . . . . . . . A 1,320 MW coal-fueled power plant in
                                  Morocco, Africa, jointly owned by
                                  CMS Generation and ABB.

kWh . . . . . . . . . . . . . . . Kilowatt-hour

Ludington . . . . . . . . . . . . Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison
Loy Yang. . . . . . . . . . . . . A 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine
                                  in Victoria, Australia, in which
                                  CMS Generation holds a fifty percent
                                  ownership interest.

MCV Facility. . . . . . . . . . . A natural gas-fueled, combined-cycle cogeneration facility operated by the
                                  MCV Partnership
MCV Partnership . . . . . . . . . Midland Cogeneration Venture Limited
                                  Partnership in which Consumers has a 49
                                  percent interest through CMS Midland.
MD&A. . . . . . . . . . . . . . . Management's Discussion and Analysis
Michigan Gas Storage. . . . . . . Michigan Gas Storage Company, a
                                  subsidiary of Consumers
MMBtu . . . . . . . . . . . . . . Million British thermal unit
Moss Bluff. . . . . . . . . . . . Moss Bluff Gas Storage Systems, a
                                  partnership that owns a gas storage
                                  facility
MPSC. . . . . . . . . . . . . . . Michigan Public Service Commission
MW. . . . . . . . . . . . . . . . Megawatts

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

SEC . . . . . . . . . . . . . . . Securities and Exchange Commission
Securitization. . . . . . . . . . A financing authorized by statute in which the statutorily assured flow of
                                  revenues from a portion of the rates
                                  charged by utilities to their customers
                                  is set aside and pledged as security
                                  for the repayment of rate reduction
                                  bonds issued by a special purpose
                                  vehicle affiliated with such utilities.
Senior Credit Facilities. . . . . $1.125 billion senior credit facilities consisting of a $400 million 364-day
                                  revolving credit facility, a $600
                                  million three-year revolving credit
                                  facility and a five-year $125 million
                                  term loan facility.
SFAS. . . . . . . . . . . . . . . Statement of Financial Accounting
                                  Standards
Superfund . . . . . . . . . . . . Comprehensive Environmental Response,
                                  Compensation and Liability Act

Terra . . . . . . . . . . . . . . Terra Energy Ltd., an oil and gas
                                  exploration and production subsidiary
                                  of CMS NOMECO
TGN . . . . . . . . . . . . . . . Transportadora de Gas del Norte S. A.,
                                  a natural gas pipeline located in
                                  Argentina
Transition Costs. . . . . . . . . Costs incurred by utilities in order to serve their customers in a regulated
                                  monopoly environment, but which may not
                                  be recoverable in a competitive
                                  environment because of customers
                                  leaving their systems and ceasing to
                                  pay for their costs.  These costs could
                                  include owned and purchased generation,
                                  regulatory assets, and costs incurred
                                  in the transition to competition.
Trust Preferred Securities. . . . Undivided beneficial interest in the assets of statutory business trusts,
                                  these interests have a preference with
                                  respect to certain trust distributions
                                  over the interests of either CMS Energy
                                  or Consumers, as applicable, as owner
                                  of the common beneficial interests of
                                  the trusts.

                          CMS Energy Corporation
                   Management's Discussion and Analysis


The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 1996 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference from CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, including without limitation discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this report. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward looking and, accordingly, involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

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


Consolidated Earnings

                              In Millions, Except Per Share Amounts
September 30                           1997        1996      Change

Quarter ended
  Consolidated net income              $ 66        $ 58       $   8
  Net income (loss) attributable
   to common stocks:
    CMS Energy                           68          61           7
    Class G                              (2)         (3)          1
  Earnings (loss) per average
   common share:
    CMS Energy                          .70         .65         .05
    Class G                            (.21)       (.28)        .07

Nine months ended
  Consolidated net income              $204        $196       $   8
  Net income attributable
   to common stocks:
    CMS Energy                          195         186           9
    Class G                               9          10          (1)
  Earnings per average
   common share:
    CMS Energy                         2.04        2.02         .02
    Class G                            1.13        1.38        (.25)

Twelve months ended
  Consolidated net income              $248        $234       $  14
  Net income attributable
   to common stocks:
    CMS Energy                          235         220          15
    Class G                              13          14           (1)
  Earnings per average
   common share:
    CMS Energy                         2.47        2.39         .08
    Class G                            1.57        1.92        (.35)


Consolidated net income for the three months ended September 30, 1997 increased over the comparable period in 1996 as a result of reduced operating expenses of Consumers, increased independent power production earnings and higher oil production, partially offset by lower oil and gas prices and lower gas production in the exploration and production business. The third quarter of 1997 included recognition of a gain on the sale of the entire interest in oil and gas properties in Yemen, offset by the 1996 gain on the sale of a partnership interest.

Consolidated net income for the nine months ended September 30, 1997 increased over the comparable period in 1996 as a result of the favorable impact of an electric rate increase received by Consumers in February 1996 which benefited all of 1997, increased electric sales of Consumers', improved operating results from the MCV Facility in which Consumers has a 49 percent interest, increased independent power production operating income, and higher oil production in the exploration and production business. Partially offsetting these increases were decreased gas deliveries of Consumers due to warmer temperatures during the early part of 1997, reduced gas wholesale services revenues of Consumers in 1997, and lower gas production and lower oil and gas prices in the exploration and production business. The nine months ended September 1997 also included recognition of an industry expertise service fee in connection with the Loy Yang A acquisition and the gain on the sale of oil and gas properties, while the comparable 1996 period included a gain on the sale of a power purchase agreement by a partnership in which CMS Generation owned a 50 percent interest, a gain on the sale of a partnership interest and a refund received by the MCV Partnership.

Consolidated net income for the twelve months ended September 30, 1997 increased over the comparable period in 1996 reflecting the favorable impact of an electric rate increase received by Consumers in February 1996, increased electric sales of Consumers, increased revenues related to Consumers' transmission of electricity for others, improved operating results from the MCV Facility, increased independent power production operating income and higher oil production in the exploration and production business. Partially offsetting the increases for the twelve months ended period were decreased electric revenues of Consumers because of special contract discounts negotiated with large industrial customers and decreased gas deliveries of Consumers due to warmer temperatures
during the first quarter of 1997.   The twelve months ended September 1997
also included recognition of the industry expertise service fee and the
gain on the sale of   oil and gas properties.  For further information,
see the individual results of operations sections of this MD&A.


Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from subsidiaries. In the second and third quarters of 1997, Consumers paid $70 million and $43 million in common dividends, respectively, to CMS Energy. In October 1997, Consumers declared a $57 million common dividend
to be paid in November 1997.   In October 1997, Consumers returned $50
million of paid in capital to CMS Energy.   During 1997, Enterprises and
its subsidiaries paid common dividends and other distributions of $143 million to CMS Energy.

Operating Activities: CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.
CMS Energy's consolidated cash from operations is derived mainly from the sale and transportation of natural gas by Consumers, the generation, transmission, and sale of electricity by Consumers; the sale of oil and natural gas; the transportation and storage of natural gas; and the independent power production of electricity . Consolidated cash from operations totaled $363 million and $520 million for the first nine months of 1997 and 1996, respectively. The $157 million decrease resulted from timing differences related to cash payments, cash receipts and the recognition of revenues for routine operations. CMS Energy uses its operating cash primarily to expand its international businesses, maintain and expand electric and gas systems of Consumers, retire portions of its long-term debt and pay dividends.

Investing Activities: Net cash used in investing activities totaled $1,170 million and $622 million for the first nine months of 1997 and 1996, respectively. The increase of $548 million primarily reflects increases in capital expenditures and investments in partnerships and unconsolidated subsidiaries during 1997. CMS Energy's 1997 expenditures for its utility and international businesses were $260 million and $866 million, respectively.

Financing Activities: Net cash provided by financing activities totaled $885 million and $101 million for the first nine months of 1997 and 1996, respectively. The increase of $784 million in net cash from financing activities resulted from the issuances of senior unsecured notes, Series C and D GTNs and Trust Preferred Securities; the increase in notes payable, and the reduction in the repayment of bank loans. This increase was partially offset by the retirement of preferred stock in 1997.

In May 1997, CMS Energy issued $350 million of senior unsecured notes due May 15, 2002, at an interest rate of 8.125 percent. Proceeds were used in part to repay debt and in part to fund CMS Energy's equity investment in Loy Yang.

In June 1997, 3.45 million units of 7.75 percent Trust Preferred Securities were issued and sold through CMS Energy Trust I, a wholly owned business trust which CMS Energy consolidates. These Trust Preferred Securities are convertible into CMS Energy Common Stock at a rate equivalent to a conversion price of $40.80 per share of CMS Energy Common Stock. Net proceeds from the sale totaled $170 million. For additional information regarding the sale of these securities refer to Note 4 to the Consolidated Financial Statements of CMS Energy. For additional information, see footnote (b) to the Consolidated Balance Sheet.

In September 1997, CMS Energy issued $180 million of senior unsecured notes due November 15, 2004, at an interest rate of 7.625 percent. Proceeds from the sale together with other funds were used on October 1, 1997 to discharge, at maturity, $172 million of CMS Energy's Series A senior deferred coupon notes, and to redeem $175 million of CMS Energy's Series B senior deferred coupon notes at a premium of $3 million.

At September 30, 1997, CMS Energy had $179 million of Series A GTNs, $125 million of Series B GTNs, $150 million of Series C GTNs, and $6 million of Series D GTNs issued and outstanding with weighted-average interest rates of 7.8 percent, 7.9 percent, 7.7 percent, and 7.3 percent, respectively.

In September 1997, 4.8 million shares of 8.20 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing II, a wholly owned business trust which Consumers consolidates. Net proceeds from the sale totaled $116 million. For additional information
regarding the sale of these securities refer to Note 4.   For additional
information, see footnote (a) to the Consolidated Balance Sheets.


In November 1997, CMS Energy issued $300 million of senior unsecured notes due November 15, 2000, at an interest rate of 7.375 percent. Proceeds from the sale were used to repay a significant portion of the outstanding balance under CMS Energy's Senior Credit Facilities.

During the nine months ended September 30, 1997, CMS Energy paid $80 million in cash dividends to holders of CMS Energy Common Stock and $7 million in cash dividends to holders of Class G Common Stock. In October 1997, the Board of Directors declared a quarterly dividend of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock, each to be paid in November 1997.

In July 1997, the Board of Directors declared quarterly dividends of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock that were paid in August 1997, representing an increase in the annualized dividend on CMS Energy Common Stock to $1.20 per share from the previous amount of $1.08 per share (an 11.1 percent increase) and an increase in the annualized dividend on Class G Common Stock to $1.24 per share from the previous dividend of $1.18 per share (a 5.1 percent increase).

Other Investing and Financing Matters: At September 30, 1997, the book value per share of CMS Energy Common Stock and Class G Common Stock was $18.04 and $11.67, respectively.

As of September 30, 1997, CMS Energy was authorized to issue $406 million in deferred coupon notes, GTNs, CMS Energy Common Stock, subordinated debentures, stock purchase contracts, stock purchase units and Trust Preferred Securities under various outstanding shelf registration statements on file with the SEC. For information regarding the amounts previously issued, see the short-term and long-term Financings, and Capitalization in Note 4.

In October 1997, CMS Energy and affiliated business trusts filed a shelf registration statement with the SEC pursuant to Rule 462 (b) of the Securities Act, for the issuance and the sale of an additional $26 million of CMS Energy Common Stock, subordinated debentures, stock purchase contracts, stock purchase units and Trust Preferred Securities. When combined with an existing shelf registration, CMS Energy now has an aggregate $153 million in such securities registered for future issuance and sale.

In July 1997, CMS Energy refinanced a $450 million unsecured revolving credit facility and a $125 million term loan with the $1.125 billion Senior Credit Facilities consisting of a $400 million 364-day revolving credit facility, a $600 million three year-revolving credit facility and a
five-year $125 million term loan facility .   Also, CMS Energy  has
available unsecured lines of credit and letters of credit in an aggregate amount of $155 million. At September 30, 1997, the total amount utilized under the Senior Credit Facilities and unsecured lines of credit and letters of credit was $395 million and $15 million, respectively.

Consumers has FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities through 1998; and 2) to issue $380 million of long-term securities with maturities up to 30 years, for refinancing or refunding purposes, through November 1998.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million that are available to finance seasonal working capital requirements and pay for capital expenditures between long-term financings. At September 30, 1997, the total amount remaining available under these facilities was $156 million.

Consumers also has in place a $500 million trade receivables sale program. At September 30, 1997, $250 million in receivables remained available for sale under the program. For further information, see Note 4.


Consumers' Electric Business Unit Results of Operations

Electric Pretax Operating Income:

                                                             In Millions
                           Three Months      Nine Months   Twelve Months
                         Ended Sept. 30   Ended Sept. 30  Ended Sept. 30
Change Compared to
  Prior Year               1997 vs 1996     1997 vs 1996    1997 vs 1996
------------------------------------------------------------------------
Sales (including
 special contract discounts)       $  -             $  4           $   8
Rate increases and
 other regulatory issues              2               12              26
Operations and maintenance            9                8               3
General taxes, depreciation
 and other                           (7)             (12)            (13)
                                   ----             ----            ----

Total change                       $  4             $ 12            $ 24
                                   ====             ====            ====

Electric Sales: Total electric sales remained constant for the three month periods ended September 30, 1997 and 1996 but increased for the nine months ended (0.6 percent) and twelve months ended (2.0 percent) September 30, 1997 over the comparable 1996 periods. The table below reflects electric kWh sales by class of customer for each period:

                                                   In Billions of kWh
                        Three                Nine              Twelve
                 Months Ended        Months Ended        Months Ended
Sept. 30     1997 1996 Change    1997 1996 Change    1997 1996 Change

Residential   2.8  2.8      -     8.1  8.2   (0.1)   10.8 10.8      -
Commercial    2.7  2.7      -     7.6  7.5    0.1    10.1  9.8    0.3
Industrial    3.4  3.4      -     9.8  9.5    0.3    13.2 12.7    0.5
Other         0.9  0.9      -     2.3  2.5   (0.2)    3.1  3.2   (0.1)
             ---- ----   ----    ---- ----   ----    ---- ----   ----

Total Sales   9.8  9.8      -    27.8 27.7    0.1    37.2 36.5    0.7
             ==== ====   ====    ==== ====   ====    ==== ====   ====

Power Costs:

                                                           In Millions
September 30                                  1997      1996    Change

Three months ended                         $   296   $   282      $ 14
Nine months ended                              847       802        45
Twelve months ended                          1,132     1,041        91

The cost increases for all periods ended September 30, 1997 reflect increased power purchases from outside sources to meet the sales demand and the accelerated amortization of nuclear fuel costs related to the early closing of Big Rock.


Consumers Electric business Unit Issues

Power Purchases from the MCV Partnership: In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries were based on the assumption that the MCV Facility would be available over its expected life to generate electricity 90 percent of the time. However, for the first nine months of 1997, the MCV Facility was available 98.9 percent of the time, resulting in after-tax cash underrecoveries of $31 million. The underrecovery shown in the table below has been revised to reflect the anticipated availability of the MCV Facility for the year 1997. For further information, see Power Purchases from the MCV Partnership in Note 2.

                                                     In Millions
                            1997    1998    1999    2000    2001

Estimated cash under-
 recoveries, net of tax      $40     $23     $22     $21     $20

The amount of estimated underrecoveries of power costs continues to be based, in part, on an estimate of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, losses will need to be recognized for the amount of future underrecoveries in excess of amounts previously recorded, and Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual MCV Facility operations.

Electric Rate Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of an additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct access program. Rehearing petitions have been ruled upon by the MPSC and resulted in no material changes to the relief granted Consumers. For further information on these issues, see Notes 2 and 3 which are incorporated by reference herein.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock. In 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007.

Palisades' on-site storage pool for spent nuclear fuel is at capacity. Consequently, NRC-approved dry casks, which are steel and concrete vaults, are being used for temporary on-site storage.

Big Rock closed permanently on August 29, 1997 because management determined that the plant would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and is expected to take five to ten years to return the site to its original condition. The current decommissioning fund, together with future collections from customers and future earnings of the fund, is expected to be adequate to cover the plant decommissioning expenses. For further information on nuclear matters, see
Note 8 which is incorporated by reference herein.

Electric Environmental Matters: The Clean Air Act contains significant environmental provisions specific to utilities. Consumers anticipates that it will have incurred capital expenditures totaling $85 million by the year 2000 in order to comply with the current nitrogen oxide emission limits established by the EPA.

The Clean Air Act also contains national air quality standards. Consumers and certain other subsidiaries of CMS Energy currently operate within these standards and meet current ozone and small particle related emission limits. The EPA recently revised these standards to further limit small particle and ozone related emissions and proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fuel emitters, such as Consumers' generating units. The preliminary estimate of costs to reduce ozone related emissions for Consumers' fossil-fueled generating units is approximately $175 million. A potentially equivalent amount may be needed to comply with the new small particle standards. CMS Energy and Consumers support the bipartisan effort in Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established.

Consumers is a so-called potentially responsible party at several contaminated sites being administered under Superfund. There are many other creditworthy potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that Consumers' liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations. For further information regarding these and other environmental matters, see Electric Environmental Matters in Note 7 which is incorporated by reference herein.

Other: In October 1997, two independent power producers filed a lawsuit against Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by and subject to the jurisdiction of the MPSC. CMS Energy believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

Consumers Gas Group Results of Operations

Gas Pretax Operating Income:

                                                            In Millions
                                    Three           Nine         Twelve
                             Months Ended   Months Ended   Months Ended
                                 Sept. 30       Sept. 30       Sept. 30
Change Compared to
 Prior Year                  1997 vs 1996   1997 vs 1996   1997 vs 1996

Sales                                $  -           $(15)          $(19)
Gas wholesale and retail
 services activities                   (2)            (9)            (5)
Operations and maintenance              1             11             12
General taxes, depreciation
 and other                              -             (3)            (4)

                                     ----           ----           ----
Total change                          $(1)          $(16)          $(16)
                                     ====           ====           ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility and other miscellaneous transportation, decreased 1.1 percent,
3.8 percent and 3.3 percent, for the three months, nine months and twelve months ended September 30, 1997, respectively. The table below indicates total deliveries and the impact of weather.


                                                                  In bcf
                               Three              Nine            Twelve
                        Months Ended      Months Ended      Months Ended
September 30        1997 1996 Change  1997 1996 Change  1997 1996 Change

Weather-adjusted
 deliveries           30   30      -   228  231     (3)  333  333      -
Impact of weather
 and leap year         -    -      -     4   10     (6)    9   22    (13)
System deliveries
 excluding
 transport to MCV
  Facility            30   30      -   232  241     (9)  342  355    (13)
Transport to MCV
 Facility             17   16      1    49   49      -    65   62      3
Other Transport-
 ation                 2    6     (4)   12   25    (13)   17   29    (12)
                    ---- ----   ----  ---- ----   ----  ---- ----   ----

Total deliveries      49   52     (3)) 293  315    (22)  424  446    (22)
                    ==== ====   ====  ==== ====   ====  ==== ====   ====

Cost of Gas Sold:

                                                           In Millions
September 30                        1997           1996         Change
Three months ended                  $ 39           $ 51          $ (12)
Nine months ended                    472            504            (32)
Twelve months ended                  718            742            (24)

The decrease in gas costs for the three months ended September 30, 1997 reflects lower gas prices during 1997. The decreases for the nine month and twelve month periods ended September 30, 1997 were the result of decreased 1997 sales reflecting warmer temperatures and an extra day for leap year in 1996.


Consumer Gas Group Issues

Gas Rate Proceedings: Consumers entered into a special natural gas transportation contract in response to the customer's proposal to bypass Consumers' system in favor of a competitive alternative. In 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of an MPSC-authorized gas transportation rate must be borne by Consumers' shareholders. In 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional. In October 1997, the Court of Appeals issued an opinion affirming the MPSC's order. Consumers has sought rehearing of the Court of Appeals opinion.

GCR Matters: In 1995, the MPSC issued an order favorable to Consumers' position in a $44 million pricing dispute (excluding interest) between Consumers and certain gas producers gas supply contracts. The court of appeals has upheld the MPSC order and the producers have now appealed to the Michigan Supreme Court. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Consumers estimates its costs related to investigation and remedial action at $48 million to $98 million. This estimate is based on undiscounted 1997 costs. Any significant change in assumptions, such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of investigation and remedial action costs for the sites. For further information regarding environmental matters, see
Note 7.

Oil and Gas Exploration and Production

Pretax Operating Income: Pretax operating income for the three and nine months ended September 30, 1997 increased $7 million and $9 million, respectively, over the comparable periods in 1996, as a result of a gain on the sale of the entire interest in oil and gas properties in Yemen, and higher oil production, offset by lower oil and gas prices and gas production, and higher operating expenses. Pretax operating income for the twelve months ended September 30, 1997 increased $17 million over the comparable period in 1996, as a result of a gain on the sale of oil and gas properties and higher oil production and prices, offset by lower gas production and higher operating expenses.


Independent Power Production

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1997 increased $3 million over the same period in 1996, primarily reflecting increased earnings attributed to the Loy Yang and Jorf Lasfar projects offset by the 1996 sale of a partnership
interest.    Pretax operating income for the nine and twelve months ended
September 30, 1997 was $5 million more than the same periods in 1996, primarily reflecting increased operating income resulting from increased international earnings, higher electricity sales by the MCV Facility and the industry expertise service fee income earned in connection with the Loy Yang transaction in 1997, offset by the 1996 nonrecurring gains, including the gain on the sale of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent interest.

Capital Expenditures: In September 1997, a joint venture of CMS Generation and a unit of ABB, purchased the concession to possess, operate, maintain and expand the Jorf Lasfar coal-fueled power plant, a two unit, 660 megawatt facility, in Morocco. This is the first step in the $1.5 billion transaction for the privatization and expansion of Jorf Lasfar. CMS Generation and ABB collectively invested approximately $395 million for their equity contribution in the project company. Funds obtained for the equity investment were provided through equity bridge loans by a number of private banks. CMS Energy guaranteed CMS Generation's 50 percent share of the approximately $395 million borrowing to fund the equity contribution. The initial disbursement of an estimated additional $920 million of non-recourse debt financing from a consortium of governmental, multilateral and private financial institutions in several countries is expected to be drawn later in 1997. Reinvested cash from operations estimated at $190 million is expected to provide the balance of the financing needed for the project. Construction has begun on two new generating units totaling 696 gross megawatts.

In the second quarter of 1997, a consortium comprised of subsidiaries of CMS Generation and Northern States Power Company as well as Horizon Energy Australia Investments acquired Loy Yang, Victoria's largest electric generating plant and Australia's lowest-cost electric generating facility, in a privatization by the Australian State of Victoria. The associated coal mine supplies both the Loy Yang A and B plants. Seventy-seven percent of the consortium's $3.7 billion payment to the government was financed on a non-recourse basis to CMS Energy and CMS Generation by a consortium of banks. CMS Generation holds a fifty percent ownership interest and an affiliate of Northern States Power Company and Horizon Energy Australia Investments each hold twenty-five percent. Certain operating and management services for Loy Yang will be provided by the CMS Generation and Northern States Power Company subsidiaries and their affiliates.


Natural Gas Transmission, Storage and Processing

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1997 increased $4 million over the comparable 1996 period, primarily reflecting income attributable to the Australian pipeline acquired in 1997 and expanded domestic operations. Pretax operating income for the nine and twelve months ended September 30, 1997 increased $7 million and $10 million, respectively, from the same periods in 1996, reflecting income attributable to domestic and international operations and a gain on the sale of a portion of the Ames gas gathering system, partially offset by the 1996 gain resulting from the dissolution of the Moss Bluff and Grand Lacs Partnerships.


Marketing, Services and Trading

Pretax operating income for the three months ended September 30, 1997 was unchanged from the comparable 1996 period. Pretax operating income for the nine and twelve months ended September 30, 1997 decreased $1 million and $2 million, respectively, from the year-earlier periods, reflecting lower margins caused by unusually high natural gas prices and higher operating costs due to business expansion. CMS MST provides energy commodity marketing, risk management and energy management services throughout the United States and plans to expand operations worldwide. Gas marketed for end users was 144 bcf and 84 bcf for the nine months ended 1997 and 1996, respectively.


Forward-Looking Information

Forward-looking information is included throughout this Form 10-Q. Material contingencies are also described in the Condensed Notes to Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing domestic and foreign governmental policies and regulatory actions (including those of FERC and the MPSC) with respect to rates, proposed electric industry restructuring, change in industry and rate structure, operation of a nuclear power facility, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among other important factors. The business and profitability of CMS Energy are also influenced by economic and geographic factors, including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated development project delays or changes in project costs, and the ability to secure agreement in pending negotiations (particularly for projects in development), among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of CMS Energy.

Capital Expenditures: CMS Energy estimates the following capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $4.0 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of capital expenditures. Nevertheless, CMS Energy will continue to evaluate capital markets in 1997 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:
                                                           In Millions
Years Ended December 31                       1997      1998      1999

Consumers electric operations (a)          $   270   $   295   $   295
Consumers gas operations (a)                   120       120       115
Oil and gas exploration and production         135       150       160
Independent power production (b)               740       368       469
Natural gas transmission and storage           115       156        61
International energy distribution              120       125       125
Marketing, services and trading                 40        21        25
                                            ------    ------    ------

                                            $1,540    $1,235   $ 1,250
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

CMS Energy currently plans to invest $445 million from 1997 to 1999 in its oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa. CMS Energy also plans to invest $1.6 billion in its independent power production operations from 1997 to 1999 to pursue acquisitions and development of electric generating plants in the United States, Latin America, Southern Asia, Australia, the Pacific Rim region and North Africa. Investments totaling $332 million from 1997 to 1999 are planned to continue development of non-utility natural gas storage, gathering and pipeline operations both domestically and internationally. CMS Energy plans to invest $370 million from 1997 to 1999 in its international energy distribution operations related to international expansion. CMS MST plans to invest $86 million from 1997 to 1999 to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.

These estimates are prepared for planning purposes and are subject to revision.

Consumers Electric Outlook

Growth: Consumers expects average annual growth of two and one-half percent per year in electric system volume over the next five years, based on the current industry and regulatory configuration in Michigan. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity. Consumers continues to work toward retaining its current retail service customers by offering electric rates that are competitive with those of other energy providers and by improving reliability and customer communications. Consumers is also planning for a future environment in which direct access to alternative sources of energy supply is another means by which retail service customers can satisfy their power requirements.

Restructuring: Consumers' electric retail service is affected by competition in several areas, including the potential installation of cogeneration or other self-generation facilities by larger industrial customers; the formation of municipal utilities that could displace retail service to an entire community; competition from other utilities that offer flexible rate arrangements designed to encourage movement of facilities or production to their service areas; economic development competition between utilities; MPSC direct access programs; and potential electric industry restructuring by regulatory decisions and state or federal legislation.

In 1996, the MPSC reduced the rate subsidization of residential customers by large industrial and commercial customers. In addition, in an effort to meet the challenge of competition, Consumers contracted with some of its largest industrial customers to serve certain facilities a number of years into the future. These contracts have been approved by the MPSC as part of its phased introduction to competition.

FERC issued Orders 888 and 889, as amended on rehearing, requiring utilities to provide open access to the interstate transmission grid for wholesale transactions. Consumers has complied with several FERC requirements contained in these orders; however, Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center Pool. Consumers proposes to maintain the benefits of the pool, while Detroit Edison seeks early termination. FERC is expected to decide the question in 1998.

As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order which proposed that Consumers would have to accept competing power suppliers using its distribution and transmission facilities to serve retail customers beginning January 1, 1998. By January 1, 2002, all customers would be free to choose (that is, have direct access to) their own power suppliers.

The order would allow utilities to recover prudently incurred Transition Costs through a charge to all direct-access customers through the end of the transition period in 2007. Further proceedings, as ordered by the MPSC, later took place to address other features of the open access programs being considered, including proposals to "true up" Transition Cost charges for changes in sales and market prices of power purchase capacity to the extent that they are different from estimates used for calculating Transition Costs. The June order is subject to claims of appeal filed with the Court of Appeals and a rehearing petition filed by Consumers which questions whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis.

The June 1997 order further stated that Securitization may be a beneficial mechanism for recovery of Transition Costs, but recognizes that state legislation is required for Securitization to occur. Michigan legislative consideration of the entire subject of electric industry restructuring including Securitization is expected in early 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Rate reductions for customers could also be accomplished if the legislation allowed a Securitization charge to be paid by all customers over a period of 15 years (the expected term of the "rate reduction bonds" to be issued as part of the Securitization process). The legislature is expected to review all of the policy choices made by the MPSC during the Restructuring proceedings to assure that they are in accord with those which the legislature believes should be paramount.

Prior to legislative input, Consumers had estimated that it would recover $1.9 billion (as revised in a June 1997 filing with the MPSC) of Transition Costs through charges to direct-access customers. A separate charge to direct-access customers would also recover costs of implementing a direct-access program totaling an additional $200 million.

On October 29, 1997, the MPSC issued a series of orders relating to its electric industry restructuring proceedings. The orders primarily addressed issues involving the design of retail open access tariffs, the true-up mechanism in connection with the recovery of stranded costs, suspension of the power supply cost recovery clauses and freezing of power supply costs, and performance-based rate-making.

The orders were not completely definitive. A number of matters need to be clarified or supplemented by further MPSC hearings, orders or in subsequent legislation before any open access program allowing customers choice of power suppliers with the scope contained in those orders could be accepted voluntarily by Consumers. Accordingly, Consumers has filed a petition for rehearing, reconsideration and clarification raising all of the issues which must be satisfactorily addressed before it could agree. For further information on Application of SFAS 71, see below.

Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business. Such a change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets. In accordance with recently published Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities as long as there is deregulatory legislation or an MPSC rate order which allows the collection of regulated cash flows to recover these specific costs or settle obligations. As a result, the generation portion of net regulatory assets are to be maintained by the regulated portion of the business until they are collected, they are impaired, or until the regulated portion of the business becomes deregulated. Based on a current evaluation of the various factors and conditions that are expected to affect future cost recovery, Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business.

Consumers Gas Group Outlook

Growth: Consumers currently anticipates gas deliveries (excluding transportation to the MCV Facility and off-system deliveries) to grow on an average annual basis between one and two percent over the next five years based primarily on a steadily growing customer base. Consumers has several strategies to further increase load. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. Consumers also plans additional capital expenditures to construct new gas mains to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety, and home security.

Gas Orders: In 1996 the MPSC issued an order requesting Consumers and other local gas distribution companies, whose rates are regulated by the MPSC, to develop pilot programs that would allow customers to purchase gas directly from other suppliers and have the gas transported through local distribution facilities. These pilot programs are to last for two years and are intended to help the MPSC determine whether it is appropriate to extend this option to all retail customers. In December 1996, the MPSC approved Consumers' pilot program for 40,000 customers in Bay County. The first customer solicitation ended in March 1997 and resulted in one percent of the customers choosing an alternative supplier for the next year. Another solicitation period will begin in late 1997 for the period April 1998 through March 1999; expected customer interest is unknown at this time.

Application of SFAS 71: Based on a regulated utility accounting standard, SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.


Foreign Currency Translation:

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. As of September 30, 1997 the foreign currency translation adjustment was $45 million relating primarily to the U.S. and Australian Dollar exchange rate fluctuations from the acquisition of Loy Yang. CMS Energy has presently concluded that the Australian economy is stable and that currency exchange rate fluctuations over the long term are not expected to have a material effect on CMS Energy's financial position, liquidity or results of operations.


Other:

New Accounting Standards: In 1997, the FASB issued SFAS 128, Earnings per Share, and SFAS 129, Disclosure of Information about Capital Structure, which are effective for year end 1997 financial statements. In 1997, the FASB also issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosures about Segments of an Enterprise and Related Information, each of which will require expanded disclosures effective for 1998. Also in 1997, the Emerging Issues Task Force published Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101. The consensus reached in this issue allows for regulatory assets and liabilities to be maintained for a portion of a business which is being deregulated as long as there is deregulatory legislation or a commission rate order which allows the collection of regulated cash flows to recover costs or settle obligations. These regulatory assets and liabilities are maintained by the regulated portion of a business until they are collected or settled, they are impaired, or until the regulated portion of the business becomes deregulated. CMS Energy does not expect the application of these statements to have a material effect on its financial position, liquidity or results of operations.

Computer Modifications for Year 2000: CMS Energy and its subsidiaries utilize software and related technologies throughout the business which will be affected by the year 2000 date change. Modifications began in 1995 to computer software systems to process year 2000 date transactions. Anticipated spending for these modifications will be expensed as incurred, while the costs for new software will be capitalized and amortized over the software's useful life. CMS Energy does not expect that the cost of these modifications will have a material effect on its financial position, liquidity or results of operations.

                                                CMS Energy Corporation
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                  Three Months Ended      Nine Months Ended    Twelve Months Ended
September 30                                       1997         1996      1997         1996      1997         1996
                                                                             In Millions, Except Per Share Amounts
Operating Revenue
  Electric utility                               $  670       $  655    $1,888       $1,827    $2,507       $2,381
  Gas utility                                       110          123       828          880     1,230        1,274
  Oil and gas exploration and production             42           32       110           94       146          120
  Independent power production                       45           44       116          108       148          133
  Natural gas transmission, storage
   and processing                                    22           12        75           40        97           48
  Marketing, services and trading                   153           59       366          191       433          246
  Other                                               3            4        11           10        16           17
                                                 ------       ------    ------       ------    ------       ------
                                                  1,045          929     3,394        3,150     4,577        4,219
                                                 ------       ------    ------       ------    ------       ------
Operating Expenses
  Operation
    Fuel for electric generation                     80           76       220          219       297          294
    Purchased power - related parties               151          150       447          436       600          558
    Purchased and interchange power                  65           56       180          147       235          189
    Cost of gas sold                                178          106       829          682     1,144          970
    Other                                           189          186       525          528       734          728
                                                 ------       ------    ------       ------    ------       ------
                                                    663          574     2,201        2,012     3,010        2,739
  Maintenance                                        39           42       122          120       180          167
  Depreciation, depletion and amortization          110           99       348          322       467          436
  General taxes                                      48           45       158          149       211          202
                                                 ------       ------    ------       ------    ------       ------
                                                    860          760     2,829        2,603     3,868        3,544
                                                 ------       ------    ------       ------    ------       ------
Pretax Operating Income (Loss)
  Electric utility                                  132          128       342          330       423          399
  Gas utility                                        (1)           -       100          116       142          158
  Oil and gas exploration and production             17           10        37           28        48           31
  Independent power production                       32           29        67           62        73           68
  Natural gas transmission, storage
   and processing                                     9            5        26           19        33           23
  Marketing, services and trading                     -            -         1            2         1            3
  Other                                              (4)          (3)       (8)         (10)      (11)          (7)
                                                 ------       ------    ------       ------    ------       ------
                                                    185          169       565          547       709          675
                                                 ------       ------    ------       ------    ------       ------
Other Income (Deductions)
  Accretion income                                    2            2         6            7         8           10
  Accretion expense                                  (4)          (7)      (13)         (21)      (14)         (28)
  Other, net                                          3            1         5            5         2            6
                                                 ------       ------    ------       ------    ------       ------
                                                      1           (4)       (2)          (9)       (4)         (12)
                                                 ------       ------    ------       ------    ------       ------
Fixed Charges
  Interest on long-term debt                         72           58       198          174       254          230
  Other interest                                     12           10        34           30        47           43
  Capitalized interest                               (4)          (1)      (11)          (5)      (14)          (9)
  Preferred stock dividends                           6            7        20           21        27           28
  Trust Preferred Securities distributions            6            2        11            6        13            6
                                                 ------       ------    ------       ------    ------       ------
                                                     92           76       252          226       327          298
                                                 ------       ------    ------       ------    ------       ------
Income Before Income Taxes                           94           89       311          312       378          365
Income Taxes                                         28           31       107          116       130          131
                                                 ------       ------    ------       ------    ------       ------
Consolidated Net Income                          $   66       $   58    $  204       $  196    $  248       $  234
                                                 ======       ======    ======       ======    ======       ======
Net Income (Loss) Attributable
 to Common Stocks
    CMS Energy                                   $   68       $   61    $  195       $  186    $  235       $  220
    Class G                                      $   (2)      $   (3)   $    9       $   10    $   13       $   14
Average Common Shares Outstanding
    CMS Energy                                       96           92        95           92        95           92
    Class G                                           8            8         8            8         8            8
Earnings (Loss) Per Average Common Share
    CMS Energy                                   $  .70       $  .65    $ 2.04       $ 2.02    $ 2.47       $ 2.39
    Class G                                      $ (.21)      $ (.28)   $ 1.13       $ 1.38    $ 1.57       $ 1.92
Dividends Declared Per Common Share
    CMS Energy                                   $  .30       $  .27    $  .84       $  .75    $ 1.11       $  .99
    Class G                                      $  .31       $ .295    $  .90       $ .855    $1.195       $1.135
                                                 ======       ======    ======       ======    ======       ======

The accompanying condensed notes are an integral part of these statements.

/TABLE


                                                CMS Energy Corporation
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)


                                                                   Nine Months Ended        Twelve Months Ended
September 30                                                        1997        1996           1997        1996
                                                                                                    In Millions
Cash Flows from Operating Activities
  Consolidated net income                                        $   204      $  196        $   248      $  234
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization
          (includes nuclear decommissioning of
          $37, $37, $49 and $49, respectively)                       348         322            467         436
        Capital lease and debt discount amortization                  36          33             44          44
        Deferred income taxes and investment tax credit               20          25             41          35
        Accretion expense                                             13          21             14          28
        Accretion income - abandoned Midland project                  (6)         (7)            (8)        (10)
        Power purchases                                              (47)        (43)           (67)        (78)
        Undistributed earnings of related parties                    (44)        (54)           (53)        (60)
        Other                                                        (11)         11             (3)          6
        Changes in other assets and liabilities                     (150)         16           (179)        178
                                                                 -------      ------        -------      ------
          Net cash provided by operating activities                  363         520            504         813
                                                                 -------      ------        -------      ------
Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed
   under capital lease)                                             (538)       (430)          (767)       (585)
  Investments in partnerships and
   unconsolidated subsidiaries                                      (588)       (147)          (604)       (215)
  Investments in nuclear decommissioning trust funds                 (37)        (37)           (49)        (49)
  Other                                                              (27)         (2)           (23)        (11)
  Cost to retire property, net                                       (26)        (20)           (37)        (34)
  Proceeds from sale of property                                      46          34             91          55
  Acquisition of companies, net of cash acquired                       -         (20)             -         (19)
                                                                 -------      ------        -------      ------
          Net cash used in investing activities                   (1,170)       (622)        (1,389)       (858)
                                                                 -------      ------        -------      ------
Cash Flows from Financing Activities
  Proceeds from bank loans, notes and bonds                          827         385            875         507
  Proceeds from Trust Preferred Securities                           286          97            286          97
  Increase (decrease) in notes payable, net                           61           -             53        (133)
  Issuance of Common Stock                                            60          29            126          41
  Retirement of preferred stock                                     (120)          -           (120)          -
  Payment of Common Stock dividends                                  (87)        (75)          (115)        (99)
  Retirement of bonds and other long-term debt                       (73)        (37)           (73)        (37)
  Payment of capital lease obligations                               (35)        (33)           (42)        (44)
  Repayment of bank loans                                            (32)       (264)           (24)       (268)
  Retirement of Common Stock                                          (2)         (1)            (2)         (1)
                                                                 -------      ------        -------      ------
          Net cash provided by financing activities                  885         101            964          63
                                                                 -------      ------        -------      ------
Net Increase (Decrease) in Cash and
 Temporary Cash Investments                                           78          (1)            79          18

Cash and Temporary Cash Investments, Beginning of Period              56          56             55          37
                                                                 -------      ------        -------      ------
Cash and Temporary Cash Investments, End of Period               $   134      $   55        $   134      $   55
                                                                 =======      ======        =======      ======


The accompanying condensed notes are an integral part of these statements.



                                                CMS Energy Corporation
                                              Consolidated Balance Sheets


ASSETS                                                              September 30                   September 30
                                                                            1997     December 31           1996
                                                                      (Unaudited)           1996     (Unaudited)
                                                                                                    In Millions
Plant and Property (At Cost)
  Electric                                                               $ 6,447         $ 6,333        $ 6,286
  Gas                                                                      2,502           2,337          2,362
  Oil and gas properties (full-cost method)                                1,224           1,140          1,126
  Other                                                                       99              94             88
                                                                         -------         -------        -------
                                                                          10,272           9,904          9,862
  Less accumulated depreciation, depletion
   and amortization                                                        5,189           4,867          4,936
                                                                         -------         -------        -------
                                                                           5,083           5,037          4,926
  Construction work-in-progress                                              332             243            251
                                                                         -------         -------        -------
                                                                           5,415           5,280          5,177
                                                                         -------         -------        -------
Investments
  Independent power production                                               819             317            305
  Natural gas transmission, storage and processing                           249             233            241
  First Midland Limited Partnership (Note 2)                                 239             232            230
  Midland Cogeneration Venture Limited
   Partnership (Note 2)                                                      163             134            127
  Other                                                                      112              86             89
                                                                         -------         -------        -------
                                                                           1,582           1,002            992
                                                                         -------         -------        -------
Current Assets
  Cash and temporary cash investments at cost,
   which approximates market                                                 134              56             55
  Accounts receivable and accrued revenue,
   less allowances of $7, $10 and $3,
   respectively (Note 4)                                                     384             374            219
  Inventories at average cost
    Gas in underground storage                                               253             186            250
    Materials and supplies                                                    92              86             82
    Generating plant fuel stock                                               26              30             28
  Deferred income taxes                                                       18              48             19
  Prepayments and other                                                      113             235            132
                                                                         -------         -------        -------
                                                                           1,020           1,015            785
                                                                         -------         -------        -------
Non-current Assets
  Postretirement benefits                                                    411             435            442
  Nuclear decommissioning trust funds                                        478             386            360
  Abandoned Midland Project                                                   98             113            117
  Other                                                                      496             384            418
                                                                         -------         -------        -------
                                                                           1,483           1,318          1,337
                                                                         -------         -------        -------
Total Assets                                                             $ 9,500         $ 8,615        $ 8,291
                                                                         =======         =======        =======







STOCKHOLDERS' INVESTMENT AND LIABILITIES                            September 30                   September 30
                                                                            1997     December 31           1996
                                                                      (Unaudited)           1996     (Unaudited)
                                                                                                    In Millions
Capitalization
  Common stockholders' equity                                            $ 1,834         $ 1,702        $ 1,619
  Preferred stock of subsidiary                                              238             356            356
  Company-obligated mandatorily redeemable
   Trust Preferred Securities of:
    Consumers Power Company Financing I (a)                                  100             100            100
    Consumers Energy Company Financing II (a)                                120               -              -
  Company-obligated convertible
   Trust Preferred Securities of
    CMS Energy Trust I (b)                                                   173               -              -
  Long-term debt                                                           3,060           2,842          2,996
  Non-current portion of capital leases                                       82             103             92
                                                                         -------         -------        -------
                                                                           5,607           5,103          5,163
                                                                         -------         -------        -------

Current Liabilities
  Current portion of long-term debt
   and capital leases                                                        911             409            198
  Notes payable                                                              394             333            341
  Accounts payable                                                           326             348            260
  Accrued taxes                                                              146             262            147
  Accrued interest                                                            61              47             51
  Power purchases (Note 2)                                                    47              47             90
  Accounts payable - related parties                                          70              63             59
  Accrued refunds                                                              7               8             23
  Other                                                                      191             206            196
                                                                         -------         -------        -------
                                                                           2,153           1,723          1,365
                                                                         -------         -------        -------

Non-current Liabilities
  Deferred income taxes                                                      675             698            651
  Postretirement benefits                                                    520             521            528
  Deferred investment tax credit                                             154             161            163
  Power purchases (Note 2)                                                   144             178            197
  Regulatory liabilities for income taxes, net                                86              66             61
  Other                                                                      161             165            163
                                                                         -------         -------        -------
                                                                           1,740           1,789          1,763
                                                                         -------         -------        -------



Commitments and Contingencies (Notes 2, 3, 6, 7 and 8)


Total Stockholders' Investment and Liabilities                           $ 9,500         $ 8,615        $ 8,291
                                                                         =======         =======        =======


(a)      The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36%
subordinated interest notes due 2015 from Consumers.  The primary asset of Consumers Energy Company Financing II is
$124 million principal amount of 8.20% subordinated interest notes due 2027 from Consumers.  For further discussion, see Note 4 to the Consolidated Financial Statements.

(b)      As described in Note 4, the primary asset of CMS Energy Trust I is $178 million principal amount of 7.75%
convertible subordinated debentures due 2027 from CMS Energy.
The accompanying condensed notes are an integral part of these statements.



                                                CMS Energy Corporation
                                Consolidated Statements of Common Stockholders' Equity
                                                      (Unaudited)

                                                Three Months Ended      Nine Months Ended   Twelve Months Ended
September 30                                     1997         1996      1997         1996      1997        1996
                                                                                                    In Millions
Common Stock
  At beginning and end of period               $    1       $    1    $    1       $    1    $    1      $    1
                                               ------       ------    ------       ------    ------      ------
Other Paid-in Capital
  At beginning of period                        2,075        1,967     2,045        1,951     1,979       1,935
  Common Stock reacquired                          (2)          (1)       (2)          (1)       (2)         (1)
  Common Stock issued:
    CMS Energy                                     28           12        56           26       120          41
    Class G                                         2            1         4            3         6           4
                                               ------       ------    ------       ------    ------      ------
      At end of period                          2,103        1,979     2,103        1,979     2,103       1,979
                                               ------       ------    ------       ------    ------      ------
Revaluation Capital
  At beginning of period                           (6)          (8)       (6)          (8)       (7)         (8)
  Change in unrealized investment-
   gain (loss)                                      2            1         2            1         3           1
                                               ------       ------    ------       ------    ------      ------
      At end of period                             (4)          (7)       (4)          (7)       (4)         (7)
                                               ------       ------    ------       ------    ------      ------
Foreign Currency Translation
  At beginning of period                            -            -         -            -         -           -
  Change in foreign currency
   translation                                    (45)           -       (45)           -       (45)          -
                                               ------       ------    ------       ------    ------      ------
      At end of period                            (45)           -       (45)           -       (45)          -
                                               ------       ------    ------       ------    ------      ------
Retained Earnings (Deficit)
  At beginning of period                         (256)        (385)     (338)        (475)     (354)       (489)
  Consolidated net income                          66           58       204          196       248         234
  Common Stock dividends declared:
    CMS Energy                                    (28)         (25)      (80)         (69)     (105)        (91)
    Class G                                        (3)          (2)       (7)          (6)      (10)         (8)
                                               ------       ------    ------       ------    ------      ------
      At end of period                           (221)        (354)     (221)        (354)     (221)       (354)
                                               ------       ------    ------       ------    ------      ------
Total Common Stockholders' Equity              $1,834       $1,619    $1,834       $1,619    $1,834      $1,619
                                               ======       ======    ======       ======    ======      ======


The accompanying condensed notes are an integral part of these statements.


                          CMS Energy Corporation
                            Condensed Notes to
                     Consolidated Financial Statements



These Consolidated Financial Statements and their related Condensed Notes should be read along with the Consolidated Financial Statements and Notes contained in the 1996 Form 10-K of CMS Energy Corporation which includes the Report of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


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

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three, nine and twelve month periods ended September 30, 1997, undistributed equity earnings were $21 million, $44 million and $53 million, respectively, and $13 million, $54 million and $60 million for the three, nine and twelve months periods ended September 30, 1996.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. As of September 30, 1997 the foreign currency translation adjustment was $45 million relating primarily to the U.S. and Australian Dollar exchange rate fluctuations from the acquisition of the Loy Yang.


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

Summarized Statements of Income for CMS Midland and CMS Holdings:

                                                               In Millions
                                 Three               Nine           Twelve
                          Months Ended       Months Ended     Months Ended
September 30              1997    1996      1997     1996    1997     1996

Pretax operating income    $18     $19       $36      $31     $45      $38
Income taxes and other       6       6        11        9      13       11
                           ---     ---       ---      ---     ---      ---

Net income                 $12     $13       $25      $22     $32      $27
                           ===     ===       ===      ===     ===      ===

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. Consumers is recovering capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. Beginning January 1, 1996, Consumers was also permitted to recover an average capacity charge of 2.86 cents per kWh for the remaining 325 MW of MCV Facility capacity. The approved average capacity charge increased incrementally to 3.62 cents per kWh for 109 MW by January 1, 1997. The recoverable portion of the capacity charge for the last 216 MW of the 325 MW increases each year until it reaches 3.62 cents per kWh in 2004 and remains at this ceiling rate through the end of the PPA term.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At September 30, 1997 and December 31, 1996, the after-tax present value of the PPA liability totaled $124 million and $147 million, respectively. The reduction in the liability since December 31, 1996 reflects after-tax cash underrecoveries of $31 million partially offset by after-tax accretion expense of $8 million. The undiscounted after-tax amount associated with the liability totaled $506 million at September 30, 1997. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries were based on the assumption that the MCV Facility would be available over its expected life to generate electricity 90 percent of the time. However, for the first nine months of 1997 the MCV Facility was available 98.9 percent of the time, resulting in the $31 million of after-tax cash underrecoveries. The underrecovery shown in the table below has been revised to reflect the anticipated availability of the MCV Facility for the year 1997.

                                                     In Millions
                     1997      1998      1999      2000     2001

Estimated cash
 underrecoveries,
 net of tax           $40       $23       $22       $21      $20

The amount of estimated underrecoveries of power costs continues to be based, in part, on an estimate of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, losses will need to be recognized for the amount of future underrecoveries in excess of amounts previously recorded, and Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual MCV Facility operations.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of a 1995 decision in the PSCR reconciliation case for 1993, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court.


3:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 2) and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of load, of which 410 MW have already been filled by existing contracts. An additional 140 MW of load may be filled by new special contracts which the MPSC has approved or by direct-access customers. The remaining 100 MW must be made available solely to direct-access customers for at least 18 months. In April 1997, a lottery was held to select the customers to purchase 100 MW by direct-access. Direct-access for this 100 MW is expected to begin during the fourth quarter of 1997.

In May 1997, the MPSC authorized Consumers to collect $17 million from electric customers through a one-time surcharge pertaining to the 1994 PSCR reconciliation. In September 1997, the MPSC further authorized Consumers to collect $13 million from electric customers through a one-time surcharge pertaining to the 1995 PSCR reconciliation.

Electric Restructuring: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order which proposed that Consumers would have to accept competing power suppliers using its distribution and transmission facilities to serve retail customers beginning January 1, 1998. By January 1, 2002, all customers would be free to choose (that is, have direct access to) their own power suppliers.

The order would allow utilities to recover prudently incurred Transition Costs through a charge to all direct-access customers through the end of the transition period in 2007. Further proceedings, as ordered by the MPSC, later took place to address other features of the open access programs being considered, including proposals to "true up" Transition Cost charges for changes in sales and market prices of power purchase capacity to the extent that they are different from estimates used for calculating Transition Costs. The June order is subject to claims of appeal filed with the Court of Appeals and a rehearing petition filed by Consumers which questions whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis.

The June 1997 order further stated that Securitization may be a beneficial mechanism for recovery of Transition Costs, but recognizes that state legislation is required for Securitization to occur. Michigan legislative consideration of the entire subject of electric industry restructuring including Securitization is expected in early 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Rate reductions for customers could also be accomplished if the legislation allowed a Securitization charge to be paid by all customers over a period of 15 years (the expected term of the "rate reduction bonds" to be issued as part of the Securitization process). The legislature is expected to review all of the policy choices made by the MPSC during the Restructuring proceedings to assure that they are in accord with those which the legislature believes should be paramount.

Prior to legislative input, Consumers had estimated that it would recover $1.9 billion (as revised in a June 1997 filing with the MPSC) of Transition Costs through charges to direct-access customers. A separate charge to direct-access customers would also recover costs of implementing a direct-access program totaling an additional $200 million.

On October 29, 1997, the MPSC issued a series of orders relating to its electric industry restructuring proceedings. The orders primarily addressed issues involving the design of retail open access tariffs, the true-up mechanism in connection with the recovery of stranded costs, suspension of the power supply cost recovery clauses and freezing of power supply costs, and performance-based rate-making.

The orders were not completely definitive. A number of matters need to be clarified or supplemented by further MPSC hearings, orders or in subsequent legislation before any open access program allowing customers choice of power suppliers with the scope contained in those orders could be accepted voluntarily by Consumers. Accordingly, Consumers has filed a petition for rehearing, reconsideration and clarification raising all of the issues which must be satisfactorily addressed before it could agree. For further information on Application of SFAS 71, see Electric Outlook in the MD&A.

Gas Proceedings: In the GCR reconciliation proceeding for the period April 1995 through March 1996, the MPSC staff questioned whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. In August 1997, the MPSC ruled that the gas loaning program was not the same as the storage service and, therefore, that gas loaning revenue was not subject to refund.

In 1996, the MPSC authorized Consumers to implement a pilot gas transportation program in Bay County, Michigan. The pilot program provides residential and small commercial customers the opportunity to purchase gas from suppliers other than Consumers for a two-year period which began April 1997. Out of the 40,000 eligible customers, only 500 volunteered to participate in the program. For those program participants, Consumers will retain its role as transporter and distributor of the customers' gas.

In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain gas producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing changes that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals, and the Court of Appeals upheld the MPSC order. The producers have appealed to the Michigan Supreme Court. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Resolution of the issues discussed in this note is not expected to have a material effect on CMS Energy's financial position or results of operations.

4:   Short-Term and Long-Term Financings, and Capitalization

CMS Energy: In July 1997, CMS Energy refinanced a $450 million unsecured revolving credit facility and a $125 million term loan with the $1.125 billion Senior Credit Facilities consisting of a $400 million 364-day revolving credit facility, a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Also, CMS Energy has available unsecured lines of credit and letters of credit in an aggregate amount of $155 million. At September 30, 1997 the total amount utilized under the Senior Credit Facilities and unsecured lines of credit and letters of credit was $395 million and $15 million, respectively.

In May 1997, CMS Energy issued $350 million of senior unsecured notes due May 15, 2002, at an interest rate of 8.125 percent. Proceeds were used in part to repay debt and in part to fund CMS Energy's equity investment in Loy Yang.

In May 1997, CMS Energy and affiliated business trusts filed a shelf registration statement with the SEC for the issuance and the sale of up to $300 million of CMS Energy Common Stock, subordinated debentures, stock
purchase contracts, stock purchase units and preferred securities.   In
June 1997, 3.45 million units of
7.75 percent Trust Preferred Securities were issued and sold through CMS Energy Trust I, a wholly owned business trust which CMS Energy consolidates. Net proceeds from the sale totaled $170 million.
CMS Energy Trust I was formed for the sole purpose of issuing Trust Preferred Securities. Its primary asset is approximately $178 million principal amount of 7.75 percent subordinated debentures issued by CMS Energy which mature in 2027. These Trust Preferred Securities are convertible into CMS Energy Common Stock at a rate equivalent to a conversion price of $40.80 per share of CMS Energy Common Stock. Proceeds of the subordinated debentures were used by CMS Energy for general corporate purposes including repayment of debt, capital expenditures, investment in subsidiaries and working capital. CMS Energy's obligations under the subordinated debentures, the indenture under which the subordinated debentures were issued, the declaration of trust and the CMS Energy guarantee provide, in the aggregate, a full irrevocable and unconditional guarantee of payments of distributions and other amounts due on the Trust Preferred Securities. For additional information, see footnote (b) to the Consolidated Balance Sheets.

At September 30, 1997, CMS Energy had $179 million of Series A GTNs, $125 million of Series B GTNs, $150 million of Series C GTNs, and $6 million of Series D GTNs issued and outstanding with weighted-average interest rates of 7.8 percent, 7.9 percent, 7.7 percent, and 7.3 percent, respectively.

In September 1997, CMS Energy issued $180 million of senior unsecured notes due November 15, 2004, at an interest rate of 7.625 percent. Proceeds from the sale together with other funds were used on October 1, 1997 to discharge, at maturity, $172 million of CMS Energy's Series A senior deferred coupon notes, and to redeem $175 of CMS Energy's Series B senior deferred coupon notes at a premium of $3 million.

In November 1997, CMS Energy issued $300 million of senior unsecured notes due November 15, 2000, at an interest rate of 7.375 percent. Proceeds from the sale were used to repay a significant portion of the outstanding balance under the Senior Credit Facilities.

Consumers: Consumers has FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities through 1998; and 2) to issue $380 million of long-term securities with maturities up to 30 years, for refinancing or refunding purposes, through November 1998.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million that are available to finance seasonal working capital requirements and pay for capital expenditures between long-term financings. At September 30, 1997, a total of $389 million was outstanding at a weighted average interest rate of 6.2 percent, compared with $340 million outstanding at September 30, 1996, at a weighted average interest rate of 6.0 percent.

Consumers also has in place a $500 million trade receivables sale program. At September 30, 1997 and 1996, receivables sold under the program totaled $250 million and $210 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In 1996, 4 million shares of 8.36 percent Trust Preferred Securities were issued and sold through Consumers Power Company Financing I, a wholly owned business trust which Consumers consolidates. Net proceeds from the sale totaled $97 million. In September 1997, 4.8 million shares of 8.20 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing II, a wholly owned business trust which Consumers consolidates. Net proceeds from the sale totaled $116 million. Both trusts were formed for the sole purpose of issuing the Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the notes, under the indenture under which the notes have been issued, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trust, taken together, constitute a full and unconditional guarantee by Consumers of the trusts' obligations under the Trust Preferred Securities. For additional information, see footnote
(a) to the Consolidated Balance Sheets.

In September 1997, Consumers redeemed all outstanding shares of its $7.45, $7.68, $7.72 and $7.76 preferred stock for $120 million.


5:   Earnings Per Share and Dividends

Earnings (loss) per share attributable to Common Stock for the three, nine and twelve month periods ended September 30, 1997 and September 30, 1996 reflect the performance of Consumers Gas Group. The Class G Common Stock has participated in earnings and dividends from its original issue date in July 1995. The allocation of earnings (loss) attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings (loss) attributable to Outstanding Shares are equal to Consumers Gas Group net income (loss) multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and Retained Interest Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for the nine months ended September 30, 1997 and 1996 are based on 24.65 percent of the income of Consumers Gas Group and 23.67 percent of the income of the Consumers Gas Group, respectively.

In February and May 1997, CMS Energy paid dividends of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock. In August 1997, CMS Energy paid a dividend of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock. In October 1997, the Board of Directors declared a quarterly dividend of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock to be paid in November 1997.


6:   Risk Management Activities and Derivative Transactions

CMS Energy and its subsidiaries use a variety of derivative instruments (derivatives), including futures contracts, swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. In order for derivatives to initially qualify for hedge accounting the following criteria must be met:
1) the item to be hedged exposes the enterprise to price, interest or exchange rate risk; and 2) the derivative reduces that exposure and is designated as a hedge.

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

CMS NOMECO periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1996, CMS NOMECO had 1997 commodity price contracts on 13.8 bcf of gas at prices ranging from $1.92 to $2.80 per MMBtu and on 2.0 million barrels of oil at prices ranging from $19.50 to $22.90 per barrel. During the first nine months of 1997, CMS NOMECO has made net payments of $4.9 million for settlement of 1997 contracts on
12.0 bcf of gas and 1.8 million barrels of oil. During September 1997, CMS NOMECO entered into additional 1997 gas price hedging arrangements on
 .9 bcf of gas at prices of $3.30 and $3.31 per MMBtu.

CMS NOMECO also has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At September 30, 1997, the other party posted a $3.3 million letter of credit in favor of CMS NOMECO.

CMS MST uses natural gas futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

Interest Rates Hedges: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt in order to reduce the impact of interest rate fluctuations.
The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $1.0 billion at September 30, 1997. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

Foreign Exchange Hedges: Forward exchange contracts are used to hedge certain receivables, payables, and long-term debt relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $20 million at September 30, 1997.

7:   Commitments and Contingencies

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. In its effort to comply with the Act, Consumers has already made capital expenditures totaling $40 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fueled units to be an additional $45 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected as a result of these expenditures.

The Clean Air Act also contains national air quality standards under which industry must operate. Consumers and certain other subsidiaries of CMS Energy currently operate within these standards and meet current ozone and small particle related emission limits. The Act requires the EPA to periodically review the effectiveness of these standards in preventing adverse health affects. The EPA recently revised these standards to further limit small particle and ozone related emissions. CMS Energy and Consumers support the bipartisan effort in Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established.

In addition, the EPA has considered recommendations from the Ozone Transport Assessment Group and petitions from several Northeastern states to reduce ozone transport across state lines. On October 10, 1997, the EPA proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fuel emitters, such as Consumers' generating units, so as to reduce statewide nitrogen oxide emissions by 32 percent, as early as 2002. The State of Michigan will have one year to review and challenge the proposed recommendations, and one year thereafter to implement final requirements.

The preliminary estimate of the cost of the changes Consumers may have to make to its fossil-fueled generating units to reduce ozone related emissions is approximately $175 million. A potentially equivalent amount may be needed to comply with the new small particle standards.

Consumers is a so-called potentially responsible party at several contaminated sites being administered under Superfund. Superfund liability is joint and several and, along with Consumers, there are many other creditworthy potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At September 30, 1997, Consumers has accrued $2 million for its estimated Superfund liability.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites and believes that these costs are properly recoverable in rates under current ratemaking policies.

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Four of the five plans submitted by Consumers have been approved by the appropriate environmental regulatory authority in the State of Michigan. Findings for the two completed remedial investigations indicate that the expenditures for those two sites are likely to be less than the amounts projected before the studies were performed. However, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At September 30, 1997, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in 1996, environmental clean-up costs above the amount currently being recovered in rates will be deferred and amortized over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1,540 million for 1997, $1,235 million for 1998 and $1,250 million for 1999. For further information regarding capital expenditures, see Forward-Looking Information in the MD&A.

Other: As of September 30, 1997, CMS Energy and Enterprises have guaranteed up to $315 million in contingent obligations of unconsolidated affiliates and unrelated parties.

In October 1997, two independent power producers filed a lawsuit against Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by and subject to the jurisdiction of the MPSC. CMS Energy believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

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

Estimated losses for certain contingencies discussed in this Note have been accrued. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy's financial position or results of operations.


8:   Nuclear Matters

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved the process for unloading spent fuel from a cask with minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available. The supplier for the design and fabrication of the transportable cask has been selected and design work is proceeding.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996 Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Big Rock closed permanently on August 29, 1997 because management determined that the plant would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and is expected to take five to ten years to return the site to its original condition. The current decommissioning fund, together with future collections from customers and future earnings of the fund, is expected to be adequate to cover the plant decommissioning expenses.

9:   Supplemental Cash Flow Information

For purposes of the Consolidated Statement of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities for the periods ended September 30 were:

                                                         In Millions
                                            Nine              Twelve
                                    Months Ended        Months Ended
                                   1997     1996       1997     1996

Cash transactions
  Interest paid (net of
   amounts capitalized)           $ 201    $ 187      $ 267   $ 236
  Income taxes paid
   (net of refunds)                  57       61         78      70
Non-cash transactions
  Nuclear fuel placed
   under capital lease             $  4     $  8       $ 24    $ 10
  Other assets placed
   under capital leases               5        2          6       4
  Common Stock issued to
   acquire companies                  -        -          -       4
  Capital leases refinanced           -        -          -      21

                                                ARTHUR ANDERSEN LLP



        Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of September 30, 1997 and 1996, the related consolidated statements of income and common stockholders' equity for the three-month, nine-month and twelve-month periods then ended, and the related consolidated statements of cash flows for the nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan,
     November 10, 1997.

                         Consumers Energy Company
                   Management's Discussion and Analysis


The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Consumers' 1996 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference from Consumers Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, including without limitation discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this report. These discussions, and any other discussions contained in this Form 10-Q that are not historical facts, are forward looking and, accordingly, involve estimates, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere, the Forward-Looking Information section of this MD&A indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


Consolidated Earnings

                                                           In Millions
September 30                                  1997      1996    Change

Three months ended                            $ 71      $ 60      $ 11
Nine months ended                              212       203         9
Twelve months ended                            269       249        20

The increase in earnings for the three months ended September 30, 1997 compared to the same 1996 period reflects reduced operation expenses, and a one-time recognition of interest income from a related-party property sale. The increase in earnings for the nine months ended September 30, 1997 compared to the same 1996 period reflects the favorable impact of an electric rate increase received in February 1996 which benefited all nine months of 1997, recognized interest income as a result of the related-party property sale, increased electric sales and improved operating results from the MCV Facility in which Consumers has a 49 percent interest. Partially offsetting these increases were decreased gas deliveries due to warmer temperatures during the early part of 1997 and reduced gas wholesale services revenues in 1997. The increase in earnings for the twelve months ended September 30, 1997 compared to the same 1996 period reflects the favorable impact in all of the 1997 period of the electric rate increase received in February 1996, increased electric sales, the recognition of interest income from the related-party property sale, increased revenues from the transmission of electricity for others, and improved operating results from the MCV Facility. Partially offsetting the increases for the twelve months ended period were decreased electric revenues because of special contract discounts negotiated with large industrial customers and decreased gas deliveries due to warmer temperatures during the first quarter of 1997. For further information, see the Electric and Gas Utility Results of Operations sections of this MD&A and Note 3.


Cash Position, Investing and Financing

Operating Activities: Cash from operations is derived from the sale and transportation of natural gas and the generation, transmission and sale of electricity. Cash from operations totaled $458 million for nine months ended September 30, 1997 and 1996. Operating cash is used primarily to maintain and expand electric and gas systems, retire portions of long-term debt, and pay dividends.

Investing Activities: Cash used in investing activities totaled $277 million and $359 million for nine months ended September 30, 1997 and 1996, respectively. The cash was used primarily for capital expenditures. In addition, Consumers received $50 million related to a repurchase of two shares by CMS Enterprises of its preferred stock.

Financing Activities: Cash used in financing activities totaled $176 million and $101 million for nine months ended September 30, 1997 and 1996, respectively. The increase of $75 million in cash used reflects the redemption of $120 million of preferred stock partially offset by a $57 million increase in notes payable and an additional $19 million of proceeds from the issuance of Trust Preferred Securities.

Other Investing and Financing Matters: Consumers has FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities through 1998; and 2) to issue $380 million of long-term securities with maturities up to 30 years, for refinancing or refunding purposes, through November 1998.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million that are available to finance seasonal working capital requirements and pay for capital expenditures between long-term financings. At September 30, 1997, the total amount remaining available under these facilities was $156 million.

Consumers also has in place a $500 million trade receivables sale program. At September 30, 1997, $250 million in receivables remained available for sale under the program. For further information, see Note 4.

In October 1997, Consumers returned $50 million of paid in capital to CMS Energy.


Electric Utility Results of Operations

Electric Pretax Operating Income:

                                                           In Millions
September 30                                  1997      1996    Change

Three months ended                            $132      $128      $  4
Nine months ended                              342       330        12
Twelve months ended                            423       399        24

Electric pretax operating income for the three months ended September 30, 1997 compared to the same period for 1996 benefited from reduced operation expenses, partially offset by higher depreciation and general taxes resulting from increased investments in facilities and technology to serve new customers. Electric pretax operating income for the nine and twelve month periods ended September 30, 1997 benefited from the favorable impact of increased electric sales, the entire period impact of an electric rate increase received in February 1996 and reduced operation and maintenance costs. The increases in the nine and twelve month periods were partly offset by decreased revenues due to special contract discounts negotiated with large industrial customers and higher depreciation and general taxes expense. The following table quantifies these impacts on Pretax Operating
Income:

                                                               In Millions
                              Three Months    Nine Months  Twelve Months
                            Ended Sept. 30 Ended Sept. 30 Ended Sept. 30
Change Compared to Prior Year 1997 vs 1996   1997 vs 1996   1997 vs 1996

Sales (including special
 contract discounts)                  $  -           $  4          $   8
Rate increases and other
 regulatory issues                       2             12             26
Operations and maintenance               9              8              3
General taxes, depreciation
 and other                              (7)           (12)           (13)
                                      ----           ----           ----
Total change                          $  4           $ 12           $ 24
                                      ====           ====           ====

Electric Sales: Total electric sales remained constant for the three month periods ended September 30, 1997 and 1996 but increased for the nine months ended (0.6 percent) and twelve months ended (2.0 percent) September 30, 1997 over the comparable 1996 periods. The table below reflects electric kWh sales by class of customer for each period:

                                                                                      In Billions of kWh
                       Three Months Ended              Nine Months Ended             Twelve Months Ended
September 30      1997     1996    Change         1997    1996    Change         1997    1996     Change
Residential        2.8      2.8         -          8.1     8.2      (0.1)        10.8    10.8          -
Commercial         2.7      2.7         -          7.6     7.5       0.1         10.1     9.8        0.3
Industrial         3.4      3.4         -          9.8     9.5       0.3         13.2    12.7        0.5
Other              0.9      0.9         -          2.3     2.5      (0.2)         3.1     3.2       (0.1)
                  ----     ----      ----         ----    ----      ----         ----    ----       ----
Total Sales        9.8      9.8         -         27.8    27.7       0.1         37.2    36.5        0.7
                  ====     ====      ====         ====    ====      ====         ====    ====       ====

Power Costs:

                                                 In Millions
September 30                        1997      1996    Change

Three months ended               $   296   $   282      $ 14
Nine months ended                    847       802        45
Twelve months ended                1,132     1,041        91


The cost increases for all periods ended September 30, 1997 reflect increased power purchases from outside sources to meet the sales demand and the accelerated amortization of nuclear fuel costs related to the early closing of Big Rock.


Electric Utility Issues

Power Purchases from the MCV Partnership: In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries were based on the assumption that the MCV Facility would be available over its expected life to generate electricity 90 percent of the time. However, for the first nine months of 1997, the MCV Facility was available 98.9 percent of the time, resulting in after-tax cash underrecoveries of $31 million. The underrecovery shown in the table below has been revised to reflect the anticipated availability of the MCV Facility for the year 1997. For further information, see Power Purchases from the MCV Partnership in Note 2.

                                                     In Millions
                                   1997  1998  1999  2000   2001

Estimated cash underrecoveries,
 net of tax                         $40   $23   $22   $21    $20

The amount of estimated underrecoveries of power costs continues to be based, in part, on an estimate of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, losses will need to be recognized for the amount of future underrecoveries in excess of amounts previously recorded, and Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual MCV Facility operations.

Electric Rate Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of an additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct access program. Rehearing petitions have been ruled upon by the MPSC and resulted in no material changes to the relief granted Consumers. For further information on these issues, see Notes 2 and 3 which are incorporated by reference herein.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock. In 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007.

Palisades' on-site storage pool for spent nuclear fuel is at capacity. Consequently, NRC-approved dry casks, which are steel and concrete vaults, are being used for temporary on-site storage.

Big Rock closed permanently on August 29, 1997 because management determined that the plant would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and is expected to take five to ten years to return the site to its original condition. The current decommissioning fund, together with future collections from customers and future earnings of the fund, is expected to be adequate to cover the plant decommissioning expenses. For further information on nuclear matters, see
Note 6 which is incorporated by reference herein.

Electric Environmental Matters: The Clean Air Act contains significant environmental provisions specific to utilities. Consumers anticipates that it will have incurred capital expenditures totaling $85 million by the year 2000 in order to comply with the current nitrogen oxide emission limits established by the EPA.

The Clean Air Act also contains national air quality standards. Consumers currently operates within these standards and meets current ozone and small particle related emission limits. The EPA recently revised these standards to further limit small particle and ozone related emissions and proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fuel emitters, such as Consumers' generating units. The preliminary estimate of costs to reduce ozone related emissions for Consumers' fossil-fueled generating units is approximately $175 million.
A potentially equivalent amount may be needed to comply with the new small particle standards. Consumers supports the bipartisan effort in Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established.

Consumers is a so-called potentially responsible party at several contaminated sites being administered under Superfund. There are many other creditworthy potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based on current information, management believes it is unlikely that Consumers' liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations. For further information regarding these and other environmental matters, see Electric Environmental Matters in Note 5 which is incorporated by reference herein.

Other: In October 1997, two independent power producers filed a lawsuit against Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by and subject to the jurisdiction of the MPSC. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.


Gas Utility Results of Operations

Gas Pretax Operating Income:

                                                 In Millions
September 30                        1997      1996    Change

Three months ended                  $ (1)    $   -      $ (1)
Nine months ended                    100       116       (16)
Twelve months ended                  142       158       (16)

Gas pretax operating income, while relatively flat for the three month period, decreased in both the nine month and twelve month periods ended September 30, 1997 as a result of decreased gas deliveries due to warmer temperatures during the first quarter of 1997 and an extra day for leap year in 1996. The nine months ended September 30, 1997 reflects higher depreciation and general taxes resulting from increased investments in facilities and technology to serve new customers, partially offset by lower operations and maintenance expenses. The twelve months ended September 30, 1997 also reflects higher depreciation and general taxes from the increased investments to serve new customers, partially offset by lower operation expenses and benefits from gas services activities. The following table quantifies these impacts on Pretax Operating Income:

                                                              In Millions
                            Three Months      Nine Months   Twelve Months
Change Compared to        Ended Sept. 30   Ended Sept. 30  Ended Sept. 30
 Prior Year                 1997 vs 1996     1997 vs 1996    1997 vs 1996

Sales                               $  -             $(15)           $(19)
Gas wholesale and retail
 services activities                  (2)              (9)             (5)
Operations and maintenance             1               11              12
General taxes, depreciation
 and other                             -               (3)             (4)
                                    ----             ----            ----
Total change                         $(1)            $(16)           $(16)
                                    ====             ====            ====

Gas Deliveries: Total system deliveries, excluding transport to the MCV Facility and other miscellaneous transportation, decreased 1.1 percent,
3.8 percent and 3.3 percent, for the three months, nine months and twelve months ended September 30, 1997, respectively. The table below indicates total deliveries and the impact of weather.


                                                                                                     In bcf
                                   Three Months Ended         Nine Months Ended        Twelve Months Ended
September 30                    1997   1996    Change     1997   1996    Change       1997   1996   Change


Weather-adjusted deliveries       30     30         -      228    231        (3)       333    333        -
Impact of weather and leap year    -      -         -        4     10        (6)         9     22      (13)
                                 ---    ---       ---      ---    ---       ---        ---    ---      ---

System deliveries excluding
 transport to MCV Facility        30     30         -      232    241        (9)       342    355      (13)
Transport to MCV Facility         17     16         1       49     49         -         65     62        3
Other Transportation               2      6        (4)      12     25       (13)        17     29      (12)
                                 ---    ---       ---      ---    ---       ---        ---    ---      ---
Total deliveries                  49     52        (3)     293    315       (22)       424    446      (22)
                                 ===    ===       ===      ===    ===       ===        ===    ===      ===

Cost of Gas Sold:

                                                           In Millions
September 30                                  1997      1996    Change
Three months ended                            $ 39      $ 51     $ (12)
Nine months ended                              472       504       (32)
Twelve months ended                            718       742       (24)

The decrease in gas costs for the three months ended September 30, 1997 reflects lower gas prices during 1997. The decreases for the nine month and twelve month periods ended September 30, 1997 were the result of decreased 1997 sales reflecting warmer temperatures and an extra day for leap year in 1996.


Gas Utility Issues

Gas Rate Proceedings: Consumers entered into a special natural gas transportation contract in response to the customer's proposal to bypass Consumers' system in favor of a competitive alternative. In 1995, the MPSC approved the contract but stated that the revenue shortfall created by the difference between the contract's discounted rate and the floor price of an MPSC-authorized gas transportation rate must be borne by Consumers' shareholders. In 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional. In October 1997, the Court of Appeals issued an opinion affirming the MPSC's order. Consumers has sought rehearing of the Court of Appeals opinion.

GCR Matters: In 1995, the MPSC issued an order favorable to Consumers' position in a $44 million pricing dispute (excluding interest) between Consumers and certain gas producers gas supply contracts. The court of appeals has upheld the MPSC order and the producers have now appealed to the Michigan Supreme Court. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Consumers estimates its costs related to investigation and remedial action at $48 million to $98 million. This estimate is based on undiscounted 1997 costs. Any significant change in assumptions, such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of investigation and remedial action costs for the sites. For further information regarding environmental matters, see
Note 5.


Forward-Looking Information

Forward-looking information is included throughout this report. Material contingencies are also described in the Notes to Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of FERC and the MPSC) with respect to rates, proposed electric industry restructuring, change in industry and rate structure, operation of a nuclear power facility, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among other important factors. The business and profitability of Consumers are also influenced by economic and geographic factors, including political and economic risks, changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, and the ability to secure agreement in pending negotiations, among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Consumers.

Capital Expenditures

Consumers estimates the following capital expenditures, including new lease commitments, by company and by business segment over the next three years. These estimates are prepared for planning purposes and are subject to revision.

                                                      In Millions
Years Ended December 31                  1997      1998      1999

Consumers
  Construction                           $359      $370      $358
  Nuclear fuel lease                       14        28        31
  Capital leases other than nuclear fuel   14        14        18
Michigan Gas Storage                        3         3         3

                                         $390      $415      $410

Electric utility operations (a)          $270      $295      $295
Gas utility operations (a)                120       120       115

                                         $390      $415      $410

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

Electric Outlook

Growth: Consumers expects average annual growth of two and one-half percent per year in electric system volume over the next five years, based on the current industry and regulatory configuration in Michigan. Actual electric sales in future periods may be affected by abnormal weather, changing economic conditions, or the developing competitive market for electricity. Consumers continues to work toward retaining its current retail service customers by offering electric rates that are competitive with those of other energy providers and by improving reliability and customer communications. Consumers is also planning for a future environment in which direct access to alternative sources of energy supply is another means by which retail service customers can satisfy their power requirements.

Restructuring: Consumers' electric retail service is affected by competition in several areas, including the potential installation of cogeneration or other self-generation facilities by larger industrial customers; the formation of municipal utilities that could displace retail service to an entire community; competition from other utilities that offer flexible rate arrangements designed to encourage movement of facilities or production to their service areas; economic development competition between utilities; MPSC direct access programs; and potential electric industry restructuring by regulatory decisions and state or federal legislation.

In 1996, the MPSC reduced the rate subsidization of residential customers by large industrial and commercial customers. In addition, in an effort to meet the challenge of competition, Consumers contracted with some of its largest industrial customers to serve certain facilities a number of years into the future. These contracts have been approved by the MPSC as part of its phased introduction to competition.

FERC issued Orders 888 and 889, as amended on rehearing, requiring utilities to provide open access to the interstate transmission grid for wholesale transactions. Consumers has complied with several FERC requirements contained in these orders; however, Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center Pool. Consumers proposes to maintain the benefits of the pool, while Detroit Edison seeks early termination. FERC is expected to decide the question in 1998.

As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order which proposed that Consumers would have to accept competing power suppliers using its distribution and transmission facilities to serve retail customers beginning January 1, 1998. By January 1, 2002, all customers would be free to choose (that is, have direct access to) their own power suppliers.

The order would allow utilities to recover prudently incurred Transition Costs through a charge to all direct-access customers through the end of the transition period in 2007. Further proceedings, as ordered by the MPSC, later took place to address other features of the open access programs being considered, including proposals to "true up" Transition Cost charges for changes in sales and market prices of power purchase capacity to the extent that they are different from estimates used for calculating Transition Costs. The June order is subject to claims of appeal filed with the Court of Appeals and a rehearing petition filed by Consumers which questions whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis.

The June 1997 order further stated that Securitization may be a beneficial mechanism for recovery of Transition Costs, but recognizes that state legislation is required for Securitization to occur. Michigan legislative consideration of the entire subject of electric industry restructuring including Securitization is expected in early 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Rate reductions for customers could also be accomplished if the legislation allowed a Securitization charge to be paid by all customers over a period of 15 years (the expected term of the "rate reduction bonds" to be issued as part of the Securitization process). The legislature is expected to review all of the policy choices made by the MPSC during the Restructuring proceedings to assure that they are in accord with those which the legislature believes should be paramount.

Prior to legislative input, Consumers had estimated that it would recover $1.9 billion (as revised in a June 1997 filing with the MPSC) of Transition Costs through charges to direct-access customers. A separate charge to direct-access customers would also recover costs of implementing a direct-access program totaling an additional $200 million.

On October 29, 1997, the MPSC issued a series of orders relating to its electric industry restructuring proceedings. The orders primarily addressed issues involving the design of retail open access tariffs, the true-up mechanism in connection with the recovery of stranded costs, suspension of the power supply cost recovery clauses and freezing of power supply costs, and performance-based rate-making.

The orders were not completely definitive. A number of matters need to be clarified or supplemented by further MPSC hearings, orders or in subsequent legislation before any open access program allowing customers choice of power suppliers with the scope contained in those orders could be accepted voluntarily by Consumers. Accordingly, Consumers has filed a petition for rehearing, reconsideration and clarification raising all of the issues which must be satisfactorily addressed before it could agree. For further information on Application of SFAS 71, see below.

Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business. Such a change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets. In accordance with recently published Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities as long as there is deregulatory legislation or an MPSC rate order which allows the collection of regulated cash flows to recover these specific costs or settle obligations. As a result, the generation portion of net regulatory assets are to be maintained by the regulated portion of the business until they are collected, they are impaired, or until the regulated portion of the business becomes deregulated. Based on a current evaluation of the various factors and conditions that are expected to affect future cost recovery, Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business.

Gas Outlook

Growth: Consumers currently anticipates gas deliveries (excluding transportation to the MCV Facility and off-system deliveries) to grow on an average annual basis between one and two percent over the next five years based primarily on a steadily growing customer base. Consumers has several strategies to further increase load. These strategies include increased efforts to promote natural gas to both current and potential customers that are using other fuels for space and water heating. Consumers also plans additional capital expenditures to construct new gas mains to expand Consumers' system. Actual gas deliveries in future periods may be affected by abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety, and home security.

Gas Orders: In 1996 the MPSC issued an order requesting Consumers and other local gas distribution companies, whose rates are regulated by the MPSC, to develop pilot programs that would allow customers to purchase gas directly from other suppliers and have the gas transported through local distribution facilities. These pilot programs are to last for two years and are intended to help the MPSC determine whether it is appropriate to extend this option to all retail customers. In December 1996, the MPSC approved Consumers' pilot program for 40,000 customers in Bay County. The first customer solicitation ended in March 1997 and resulted in one percent of the customers choosing an alternative supplier for the next year. Another solicitation period will begin in late 1997 for the period April 1998 through March 1999; expected customer interest is unknown at this time.

Application of SFAS 71: Based on a regulated utility accounting standard, SFAS 71, Consumers is allowed to defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.

Other

New Accounting Standards: In 1997, the FASB issued SFAS 128, Earnings per Share, and SFAS 129, Disclosure of Information about Capital Structure, which are effective for year end 1997 financial statements. In 1997, the FASB also issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosures about Segments of an Enterprise and Related Information, each of which will require expanded disclosures effective for 1998. Also in 1997, the Emerging Issues Task Force published Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101. The consensus reached in this issue allows for regulatory assets and liabilities to be maintained for a portion of a business which is being deregulated as long as there is deregulatory legislation or a commission rate order which allows the collection of regulated cash flows to recover costs or settle obligations. These regulatory assets and liabilities are maintained by the regulated portion of a business until they are collected or settled, they are impaired, or until the regulated portion of the business becomes deregulated.
Consumers does not expect the application of these statements to have a material effect on its financial position, liquidity or results of operations.

Computer Modifications for Year 2000: Consumers utilizes software and related technologies throughout its business which will be affected by the year 2000 date change. In 1995, Consumers began to modify its computer software systems to process year 2000 date transactions. Anticipated spending for these modifications will be expensed as incurred, while the costs for new software will be capitalized and amortized over the software's useful life. Consumers does not expect that the cost of these modifications will have a material effect on its financial position, liquidity or results of operations.

                   (This page intentionally left blank)

                                               Consumers Energy Company
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                  Three Months Ended      Nine Months Ended    Twelve Months Ended
September 30                                       1997         1996      1997         1996      1997         1996
                                                                                                       In Millions
Operating Revenue
  Electric                                       $  670       $  655    $1,888       $1,827    $2,507       $2,381
  Gas                                               110          123       828          880     1,230        1,274
  Other                                              19           20        39           33        49           41
                                                 ------       ------    ------       ------    ------       ------
                                                    799          798     2,755        2,740     3,786        3,696
                                                 ------       ------    ------       ------    ------       ------
Operating Expenses
  Operation
    Fuel for electric generation                     80           76       220          219       297          294
    Purchased power - related parties               151          150       447          436       600          558
    Purchased and interchange power                  65           56       180          147       235          189
    Cost of gas sold                                 39           51       472          504       718          742
    Other                                           144          151       404          424       566          591
                                                 ------       ------    ------       ------    ------       ------
                                                    479          484     1,723        1,730     2,416        2,374
  Maintenance                                        38           41       119          117       176          164
  Depreciation, depletion and
   amortization                                      88           83       286          273       384          369
  General taxes                                      45           43       148          141       198          192
                                                 ------       ------    ------       ------    ------       ------
                                                    650          651     2,276        2,261     3,174        3,099
                                                 ------       ------    ------       ------    ------       ------
Pretax Operating Income (Loss)
  Electric                                          132          128       342          330       423          399
  Gas                                                (1)           -       100          116       142          158
  Other                                              18           19        37           33        47           40
                                                 ------       ------    ------       ------    ------       ------
                                                    149          147       479          479       612          597
                                                 ------       ------    ------       ------    ------       ------
Other Income (Deductions)
  Interest and dividends from
   affiliates                                        11            4        20           13        24           17
  Accretion income                                    2            2         6            7         8           10
  Accretion expense                                  (4)          (7)      (13)         (21)      (14)         (28)
  Other, net                                          1            -         1            1        (3)           1
                                                 ------       ------    ------       ------    ------       ------
                                                     10           (1)       14            -        15            -
                                                 ------       ------    ------       ------    ------       ------
Interest Charges
  Interest on long-term debt                         34           34       103          104       138          139
  Other interest                                      9            8        25           22        33           33
  Capitalized interest                                -            --        -           (2)        -           (3)
                                                 ------       ------    ------       ------    ------       ------
                                                     43           42       128          124       171          169
                                                 ------       ------    ------       ------    ------       ------
Net Income Before Income Taxes                      116          104       365          355       456          428

Income Taxes                                         36           35       126          125       151          145

Net Income                                           80           69       239          230       305          283

Preferred Stock Dividends                             6            7        20           21        27           28

Trust Preferred Securities
 Distributions                                        3            2         7            6         9            6
                                                 ------       ------    ------       ------    ------       ------
Net Income Available to
 Common Stockholder                             $    71      $    60     $ 212       $  203    $  269       $  249
                                                 ======       ======    ======       ======    ======       ======

The accompanying condensed notes are an integral part of these statements.


                                               Consumers Energy Company
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                   Nine Months Ended        Twelve Months Ended
September 30                                                        1997        1996           1997        1996
                                                                                                    In Millions
Cash Flows from Operating Activities
  Net income                                                       $ 239       $ 230          $ 305       $ 283
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization
          (includes nuclear decommissioning of
          $37, $37, $49 and $49, respectively)                       286         273            384         369
        Capital lease and other amortization                          35          32             42          44
        Deferred income taxes and investment tax credit               11          27             32          32
        Accretion expense                                             13          21             14          28
        Accretion income - abandoned Midland project                  (6)         (7)            (8)        (10)
        Undistributed earnings of related parties                    (35)        (30)           (45)        (39)
        Power purchases                                              (47)        (43)           (67)        (78)
        Other                                                          4           4              4           5
        Changes in other assets and liabilities                      (42)        (49)             9         148
                                                                   -----       -----          -----       -----
          Net cash provided by operating activities                  458         458            670         782
                                                                   -----       -----          -----       -----
Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed
     under capital lease)                                           (260)       (298)          (371)       (434)
  Investments in nuclear decommissioning trust funds                 (37)        (37)           (49)        (49)
  Cost to retire property, net                                       (26)        (20)           (37)        (34)
  Associated company preferred stock redemption                       50           -             50           -
  Other                                                               (4)         (4)            (4)         (6)
                                                                   -----       -----          -----       -----
          Net cash used in investing activities                     (277)       (359)          (411)       (523)
                                                                   -----       -----          -----       -----
Cash Flows from Financing Activities
  Retirement of preferred stock                                     (120)          -           (120)          -
  Payment of common stock dividends                                 (113)       (114)          (199)       (114)
  Retirement of bonds and other long-term debt                       (51)        (37)           (51)        (37)
  Payment of capital lease obligations                               (34)        (32)           (42)        (43)
  Payment of preferred stock dividends                               (23)        (21)           (29)        (28)
  Trust Preferred Securities distributions                            (7)         (6)            (9)         (6)
  Proceeds from Trust Preferred Securities                           116          97            116          97
  Increase (decrease) in notes payable, net                           56          (1)            49        (134)
  Contribution from stockholder                                        -          13              -          13
  Proceeds from bank loans                                             -           -             23           -
                                                                   -----       -----          -----       -----
          Net cash used in financing activities                     (176)       (101)          (262)       (252)
                                                                   -----       -----          -----       -----
Net Increase (Decrease) in Cash and Temporary Cash Investments         5          (2)            (3)          7

Cash and Temporary Cash Investments, Beginning of Period               4          14             12           5
                                                                   -----       -----          -----       -----
Cash and Temporary Cash Investments, End of Period                 $   9     $    12          $   9      $   12
                                                                   =====       =====          =====       =====

The accompanying condensed notes are an integral part of these statements.



                                               Consumers Energy Company
                                              Consolidated Balance Sheets
ASSETS                                                              September 30                   September 30
                                                                            1997     December 31           1996
                                                                      (Unaudited)           1996     (Unaudited)
                                                                                                    In Millions
Plant (At original cost)
  Electric                                                                $6,447          $6,333         $6,286
  Gas                                                                      2,292           2,203          2,268
  Other                                                                       25              26             25
                                                                          ------          ------         ------
                                                                           8,764           8,562          8,579
  Less accumulated depreciation,
   depletion and amortization                                              4,540           4,269          4,354
                                                                          ------          ------         ------
                                                                           4,224           4,293          4,225
  Construction work-in-progress                                              146             158            194
                                                                          ------          ------         ------
                                                                           4,370           4,451          4,419
                                                                          ------          ------         ------
Investments
  Stock of affiliates                                                        258             298            338
  First Midland Limited Partnership (Note 2)                                 239             232            230
  Midland Cogeneration Venture Limited
   Partnership (Note 2)                                                      163             134            127
  Other                                                                        7               8              8
                                                                          ------          ------         ------
                                                                             667             672            703
                                                                          ------          ------         ------
Current Assets
  Cash and temporary cash investments at cost,
   which approximates market                                                   9               4             12
  Accounts receivable and accrued revenue, less
   allowances of $6, $10 and $2, respectively (Note 4)                        47             148             64
  Accounts receivable - related parties                                       87              63             27
  Inventories at average cost
    Gas in underground storage                                               253             186            250
    Materials and supplies                                                    69              68             71
    Generating plant fuel stock                                               26              30             28
  Postretirement benefits                                                     25              25             25
  Deferred income taxes                                                        9              27             21
  Prepayments and other                                                       51             183             81
                                                                          ------          ------         ------
                                                                             576             734            579
                                                                          ------          ------         ------
Non-current Assets
  Nuclear decommissioning trust funds                                        478             386            360
  Postretirement benefits                                                    411             435            442
  Abandoned Midland Project                                                   98             113            117
  Other                                                                      238             234            278
                                                                          ------          ------         ------
                                                                           1,225           1,168          1,197
                                                                          ------          ------         ------
Total Assets                                                              $6,838          $7,025         $6,898
                                                                          ======          ======         ======



STOCKHOLDERS' INVESTMENT AND LIABILITIES                            September 30                   September 30
                                                                            1997     December 31           1996
                                                                      (Unaudited)           1996     (Unaudited)
                                                                                                    In Millions
Capitalization
  Common stockholder's equity
    Common stock                                                         $   841         $   841        $   841
    Paid-in-capital                                                          502             504            504
    Revaluation capital                                                       45              37             30
    Retained earnings since December 31, 1992                                396             297            326
                                                                          ------          ------         ------
                                                                           1,784           1,679          1,701
  Preferred stock                                                            238             356            356
  Company-obligated mandatorily redeemable
   Trust Preferred Securities of:
    Consumers Power Company Financing I (a)                                  100             100            100
    Consumers Energy Company Financing II (a)                                120               -              -
  Long-term debt                                                           1,462           1,900          1,876
  Non-current portion of capital leases                                       82             100             89
                                                                          ------          ------         ------
                                                                           3,786           4,135          4,122
                                                                          ------          ------         ------
Current Liabilities
  Current portion of long-term debt and
   capital leases                                                            483              98             97
  Notes payable                                                              389             333            340
  Accounts payable                                                           140             212            161
  Accounts payable - related parties                                          75              68             65
  Accrued taxes                                                               97             211             96
  Power purchases (Note 2)                                                    47              47             90
  Accrued interest                                                            25              33             28
  Accrued refunds                                                              7               8             23
  Other                                                                      139             176            173
                                                                          ------          ------         ------
                                                                           1,402           1,186          1,073
                                                                          ------          ------         ------
Non-current Liabilities
  Deferred income taxes                                                      630             646            618
  Postretirement benefits                                                    495             500            509
  Deferred investment tax credit                                             152             159            162
  Power purchases (Note 2)                                                   144             178            197
  Regulatory liabilities for income taxes, net                                86              66             61
  Other                                                                      143             155            156
                                                                          ------          ------         ------
                                                                           1,650           1,704          1,703
                                                                          ------          ------         ------
Commitments and Contingencies (Notes 2, 3, 5 and 6)

Total Stockholders' Investment and Liabilities                            $6,838          $7,025         $6,898
                                                                          ======          ======         ======

(a)  The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36% subordinated interest notes due 2015 from Consumers.  The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20% subordinated interest notes due 2027 from Consumers.  For further discussion, see Note 4.
The accompanying condensed notes are an integral part of these statements.


                                               Consumers Energy Company
                                Consolidated Statements of Common Stockholder's Equity
                                                      (Unaudited)
                                                Three Months Ended      Nine Months Ended   Twelve Months Ended
September 30                                     1997         1996      1997         1996      1997        1996
                                                                                                    In Millions
Common Stock
  At beginning and end of period              $   841      $   841   $   841      $   841   $   841     $   841
                                              -------      -------   -------      -------   -------     -------
Other Paid-in Capital
  At beginning of period                          504          504       504          491       504         491
  Preferred stock reacquired                       (2)           -        (2)           -        (2)          -
  Stockholder's contribution                        -            -         -           13         -          13
                                              -------      -------   -------      -------   -------     -------
    At end of period                              502          504       502          504       502         504
                                              -------      -------   -------      -------   -------     -------
Revaluation Capital
  At beginning of period                           41           31        37           29        30          22
  Change in unrealized
   investment - gain (loss)                         4           (1)        8            1        15           8
                                              -------      -------   -------      -------   -------     -------
    At end of period                               45           30        45           30        45          30
                                              -------      -------   -------      -------   -------     -------
Retained Earnings
  At beginning of period                          368          305       297          237       326         191
  Net income                                       80           69       239          230       305         283
  Common stock dividends declared                 (43)         (39)     (113)        (114)     (199)       (114)
  Preferred stock dividends declared               (6)          (7)      (20)         (21)      (27)        (28)
  Trust Preferred Securities
   distributions                                   (3)          (2)       (7)          (6)       (9)         (6)
                                              -------      -------   -------      -------   -------     -------
    At end of period                              396          326       396          326       396         326
                                              -------      -------   -------      -------   -------     -------
Total Common Stockholder's Equity              $1,784       $1,701    $1,784       $1,701    $1,784      $1,701
                                              =======      =======   =======      =======   =======     =======

The accompanying condensed notes are an integral part of these statements.


                         Consumers Energy Company
           Condensed Notes to Consolidated Financial Statements


These Consolidated Financial Statements and their related Condensed Notes should be read along with the Consolidated Financial Statements and Notes contained in the Consumers 1996 Form 10-K which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   Corporate Structure

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


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

Summarized Statements of Income for CMS Midland and CMS Holdings:


                                                                                                      In Millions
                                     Three Months Ended            Nine Months Ended          Twelve Months Ended
September 30                         1997          1996           1997          1996           1997          1996
Pretax operating income               $18           $19            $36           $31            $45           $38
Income taxes and other                  6             6             11             9             13            11
                                      ---           ---            ---           ---            ---           ---
Net income                            $12           $13            $25           $22            $32           $27
                                      ===           ===            ===           ===            ===           ===

Power Purchases from the MCV Partnership: Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. Consumers is recovering capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. Beginning January 1, 1996, Consumers was also permitted to recover an average capacity charge of 2.86 cents per kWh for the remaining 325 MW of MCV Facility capacity. The approved average capacity charge increased incrementally to 3.62 cents per kWh for 109 MW by January 1, 1997. The recoverable portion of the capacity charge for the last 216 MW of the 325 MW increases each year until it reaches 3.62 cents per kWh in 2004 and remains at this ceiling rate through the end of the PPA term.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At September 30, 1997 and December 31, 1996, the after-tax present value of the PPA liability totaled $124 million and $147 million, respectively. The reduction in the liability since December 31, 1996 reflects after-tax cash underrecoveries of $31 million partially offset by after-tax accretion expense of $8 million. The undiscounted after-tax amount associated with the liability totaled $506 million at September 30, 1997. Consumers anticipates it will continue to experience cash underrecoveries associated with the PPA as shown below. These after-tax cash underrecoveries were based on the assumption that the MCV Facility would be available over its expected life to generate electricity 90 percent of the time. However, for the first nine months of 1997 the MCV Facility was available 98.9 percent of the time, resulting in the $31 million of after-tax cash underrecoveries. The underrecovery shown in the table below has been revised to reflect the anticipated availability of the MCV Facility for the year 1997.

                                                   In Millions
                                       1997 1998 1999 2000  2001

Estimated cash underrecoveries,
 net of tax                             $40  $23  $22  $21   $20

The amount of estimated underrecoveries of power costs continues to be based, in part, on an estimate of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, losses will need to be recognized for the amount of future underrecoveries in excess of amounts previously recorded, and Consumers would experience greater amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual MCV Facility operations.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of a 1995 decision in the PSCR reconciliation case for 1993, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court.


3:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order which authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 2) and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier. The program is limited to 650 MW of load, of which 410 MW have already been filled by existing contracts. An additional 140 MW of load may be filled by new special contracts which the MPSC has approved or by direct-access customers. The remaining 100 MW must be made available solely to direct-access customers for at least 18 months. In April 1997, a lottery was held to select the customers to purchase 100 MW by direct-access. Direct-access for this 100 MW is expected to begin during the fourth quarter of 1997.

In May 1997, the MPSC authorized Consumers to collect $17 million from electric customers through a one-time surcharge pertaining to the 1994 PSCR reconciliation. In September 1997, the MPSC further authorized Consumers to collect $13 million from electric customers through a one-time surcharge pertaining to the 1995 PSCR reconciliation.

Electric Restructuring: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order which proposed that Consumers would have to accept competing power suppliers using its distribution and transmission facilities to serve retail customers beginning January 1, 1998. By January 1, 2002, all customers would be free to choose (that is, have direct access to) their own power suppliers.

The order would allow utilities to recover prudently incurred Transition Costs through a charge to all direct-access customers through the end of the transition period in 2007. Further proceedings, as ordered by the MPSC, later took place to address other features of the open access programs being considered, including proposals to "true up" Transition Cost charges for changes in sales and market prices of power purchase capacity to the extent that they are different from estimates used for calculating Transition Costs. The June order is subject to claims of appeal filed with the Court of Appeals and a rehearing petition filed by Consumers which questions whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis.

The June 1997 order further stated that Securitization may be a beneficial mechanism for recovery of Transition Costs, but recognizes that state legislation is required for Securitization to occur. Michigan legislative consideration of the entire subject of electric industry restructuring including Securitization is expected in early 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Rate reductions for customers could also be accomplished if the legislation allowed a Securitization charge to be paid by all customers over a period of 15 years (the expected term of the "rate reduction bonds" to be issued as part of the Securitization process). The legislature is expected to review all of the policy choices made by the MPSC during the Restructuring proceedings to assure that they are in accord with those which the legislature believes should be paramount.

Prior to legislative input, Consumers had estimated that it would recover $1.9 billion (as revised in a June 1997 filing with the MPSC) of Transition Costs through charges to direct-access customers. A separate charge to direct-access customers would also recover costs of implementing a direct-access program totaling an additional $200 million.

On October 29, 1997, the MPSC issued a series of orders relating to its electric industry restructuring proceedings. The orders primarily addressed issues involving the design of retail open access tariffs, the true-up mechanism in connection with the recovery of stranded costs, suspension of the power supply cost recovery clauses and freezing of power supply costs, and performance-based rate-making.

The orders were not completely definitive. A number of matters need to be clarified or supplemented by further MPSC hearings, orders or in subsequent legislation before any open access program allowing customers choice of power suppliers with the scope contained in those orders could be accepted voluntarily by Consumers. Accordingly, Consumers has filed a petition for rehearing, reconsideration and clarification raising all of the issues which must be satisfactorily addressed before it could agree. For further information on Application of SFAS 71, see Electric Outlook in the MD&A.

Gas Proceedings: In the GCR reconciliation proceeding for the period April 1995 through March 1996, the MPSC staff questioned whether revenue from gas loaning (which was a new business activity for Consumers) should, in whole or in part, be immediately passed through to customers. In August 1997, the MPSC ruled that the gas loaning program was not the same as the storage service and, therefore, that gas loaning revenue was not subject to refund.

In 1996, the MPSC authorized Consumers to implement a pilot gas transportation program in Bay County, Michigan. The pilot program provides residential and small commercial customers the opportunity to purchase gas from suppliers other than Consumers for a two-year period which began April 1997. Out of the 40,000 eligible customers, only 500 volunteered to participate in the program. For those program participants, Consumers will retain its role as transporter and distributor of the customers' gas.

In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain gas producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing changes that were implemented under the contracts in question. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals, and the Court of Appeals upheld the MPSC order. The producers have appealed to the Michigan Supreme Court. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Resolution of the issues discussed in this note is not expected to have a material effect on Consumers' financial position or results of operations.


4:   Short-Term Financings and Capitalization

Consumers has FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities through 1998; and 2) to issue $380 million of long-term securities with maturities up to 30 years, for refinancing or refunding purposes, through November 1998.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million that are available to finance seasonal working capital requirements and pay for capital expenditures between long-term financings. At September 30, 1997, a total of $389 million was outstanding at a weighted average interest rate of 6.2 percent, compared with $340 million outstanding at September 30, 1996, at a weighted average interest rate of 6.0 percent.

Consumers also has in place a $500 million trade receivables sale program. At September 30, 1997 and 1996, receivables sold under the program totaled $250 million and $210 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Consumers has entered into interest rate swap agreements (derivatives) to exchange variable rate interest payment obligations for fixed rate obligations in order to reduce the impact of interest rate fluctuations. In order for derivatives to initially qualify for hedge accounting the following criteria must be met: 1) the item to be hedged exposes the enterprise to interest rate risk; and 2) the derivative reduces that exposure and is designated as a hedge. The hedged amounts are used to measure interest to be paid or received and do not represent the amount of exposure to principal loss. The hedged amount of Consumers' interest rate swaps was $416 million at September 30, 1997. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

Derivative instruments contain credit risk if the counterparties, including financial institutions, fail to perform under the agreements. However, Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. The risk of nonperformance by the counterparties is considered remote.

In 1996, 4 million shares of 8.36 percent Trust Preferred Securities were issued and sold through Consumers Power Company Financing I, a wholley owned business trust consolidated with Consumers. Net proceeds from the sale totaled $97 million. In September 1997, 4.8 million shares of 8.20 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing II, a wholley owned business trust consolidated with Consumers. Net proceeds from the sale totaled $116 million. Both trusts were formed for the sole purpose of issuing the Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the notes, under the indenture under which the notes have been issued, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trust, taken together, constitute a full and unconditional guarantee by Consumers of the trusts' obligations under the Trust Preferred Securities. For additional information, see footnote
(a) to the Consolidated Balance Sheets.

In September 1997, Consumers redeemed all outstanding shares of its $7.45, $7.68, $7.72 and $7.76 preferred stock for $120 million.

Under the provisions of its Articles of Incorporation at September 30, 1997, Consumers had $365 million of unrestricted retained earnings available to pay common dividends. In October 1997, Consumers declared a $57 million common dividend to be paid in November 1997.

In October 1997, Consumers returned $50 million of paid in capital to CMS Energy.


5:   Commitments and Contingencies

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. In its effort to comply with the Act, Consumers has already made capital expenditures totaling $40 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fueled units to be an additional $45 million by the year 2000. Management believes that Consumers' annual operating costs will not be materially affected as a result of these expenditures.

The Clean Air Act also contains national air quality standards under which industry must operate. Consumers currently operates within these standards and meets current ozone and small particle related emission limits. The Act requires the EPA to periodically review the effectiveness of these standards in preventing adverse health affects. The EPA recently revised these standards to further limit small particle and ozone related emissions. Consumers supports the bipartisan effort in Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established.

In addition, the EPA has considered recommendations from the Ozone Transport Assessment Group and petitions from several Northeastern states to reduce ozone transport across state lines. On October 10, 1997, the EPA proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fuel emitters, such as Consumers' generating units, so as to reduce statewide nitrogen oxide emissions by 32 percent, as early as 2002. The State of Michigan will have one year to review and challenge the proposed recommendations, and one year thereafter to implement final requirements.

The preliminary estimate of the cost of the changes Consumers may have to make to its fossil-fueled generating units to reduce ozone related emissions is approximately $175 million. A potentially equivalent amount may be needed to comply with the new small particle standards.

Consumers is a so-called potentially responsible party at several contaminated sites being administered under Superfund. Superfund liability is joint and several and, along with Consumers, there are many other creditworthy potentially responsible parties with substantial assets cooperating with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. At September 30, 1997, Consumers has accrued $2 million for its estimated Superfund liability.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites and believes that these costs are properly recoverable in rates under current ratemaking policies.

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some of the 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. Consumers has prepared plans for remedial investigation/feasibility studies for several of these sites. Four of the five plans submitted by Consumers have been approved by the appropriate environmental regulatory authority in the State of Michigan. Findings for the two completed remedial investigations indicate that the expenditures for those two sites are likely to be less than the amounts projected before the studies were performed. However, these findings may not be representative of all of the sites. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1997 costs. At September 30, 1997, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. In accordance with an MPSC rate order issued in 1996, environmental clean-up costs above the amount currently being recovered in rates will be deferred and amortized over ten years. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that may be incurred for these sites.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $390 million for 1997, $415 million for 1998 and $410 million for 1999. For further information, see Capital Expenditures in Forward-Looking Information in the MD&A.

Other: In October 1997, two independent power producers filed a lawsuit against Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by and subject to the jurisdiction of the MPSC. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

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

Estimated losses for certain contingencies discussed in this Note have been accrued. Resolution of these contingencies is not expected to have a material adverse impact on Consumers' financial position or results of operations.


6:   Nuclear Matters

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved the process for unloading spent fuel from a cask with minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available. The supplier for the design and fabrication of the transportable cask has been selected and design work is proceeding.

Consumers is required to make certain calculations and report to the NRC about the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, in light of the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data from testing of similar materials, in 1996 Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007 without annealing of the reactor vessel, but will continue to monitor the matter.

Big Rock closed permanently on August 29, 1997 because management determined that the plant would be uneconomical to operate in an increasingly competitive environment. The plant was originally scheduled to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and is expected to take five to ten years to return the site to its original condition. The current decommissioning fund, together with future collections from customers and future earnings of the fund, is expected to be adequate to cover the plant decommissioning expenses.


7:   Supplemental Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities were:

                                                     In Millions
                           Nine Months Ended Twelve Months Ended
September 30                      1997  1996     1997       1996

Cash transactions
  Interest paid
   (net of amounts capitalized)   $129  $122     $164       $159
  Income taxes paid
   (net of refunds)                122   105      135         76

Non-cash transactions
  Nuclear fuel placed under
    capital lease                $   4 $   8    $  24      $  10
  Other assets placed under
    capital leases                   5     2        6          4
  Capital leases refinanced          -     -        -         21

                                             ARTHUR ANDERSEN LLP




    Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of
CMS Energy Corporation) and subsidiaries as of September 30, 1997 and 1996, the related consolidated statements of income and common stockholder's equity for the three-month, nine-month and twelve-month periods then ended, and the related consolidated statements of cash flows
for the nine-month and twelve-month periods then ended.   These financial
statements are the responsibility of the Company's management.

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


                                                                Arthur
Andersen LLP

Detroit, Michigan,
      November 10, 1997.

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Form 10-K for the year ended December 31, 1996, and in their Forms 10-Q for the quarters ended March 31, 1997 and June 30, 1997. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.

CONSUMERS STRAY VOLTAGE LITIGATION

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. At September 30, 1997, Consumers had 16 separate stray voltage cases awaiting action at the trial court level and the number pending has subsequently decreased to 9. Accordingly, CMS Energy and Consumers believe that the resolution of remaining lawsuits will not have a material impact on either company. Absent presently unanticipated further developments, stray voltage litigation will not be disclosed in future SEC filings.

CMS ENERGY AND CONSUMERS ANTITRUST LITIGATION

In October 1997, Indeck Energy Services, Inc. and Indeck Saginaw Limited Partnership, independent power producers, filed a lawsuit against CMS Energy and Consumers in the United States District Court for the Eastern District of Michigan. The suit alleges antitrust violations relating to contracts that Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by and subject to the jurisdiction of the MPSC. CMS Energy and Consumers presently believe the lawsuit is entirely without merit and will vigorously defend against it, but cannot predict the outcome of this matter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits

(4)(a)      -  Consumers:      Second Supplemental Indenture dated as of
                               September 4, 1997 between Consumers and
                               The Bank of New York, as Trustee
(4)(b)      -  CMS Energy:     Fifth Supplemental Indenture dated as of
                               November 4, 1997, between CMS Energy and
                               NBD Bank, as Trustee
(12)        -  CMS Energy:     Statements regarding computation of Ratio
                               of Earnings to Fixed Charges
(15)        -  CMS Energy:     Letter of Independent Public Accountant
(27)(a)     -  CMS Energy:     Financial Data Schedule
(27)(b)     -  Consumers:      Financial Data Schedule
(99)        -  CMS Energy:     Consumers Gas Group Financials

(b)  Reports on Form 8-K

Current Reports on Form 8-K dated August 21, 1997 were filed by each of CMS Energy and Consumers covering matters pursuant to "Item 5. Other Events."

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                               CMS ENERGY CORPORATION
                               -----------------------
                                    (Registrant)


Dated: November 14, 1997            By  A. M. Wright
                               -----------------------
                                    Alan M. Wright
                               Senior Vice President,
                               Chief Financial Officer and Treasurer



                               CONSUMERS ENERGY COMPANY
                               -----------------------
                                    (Registrant)


Dated: November 14, 1997            By  A. M. Wright
                               -----------------------
                                    Alan M. Wright
                               Senior Vice President and
                                Chief Financial Officer