Form 10-K405
period 1997-12-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 1998-03-26
CIK 201533, 811156

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

   [ X ]         Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997
                                      OR
   [   ]       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from          to

 Commission           Registrant; State of Incorporation;     IRS Employer
 File Number             Address; and Telephone Number     Identification No.
 ----------            ---------------------------------   ------------------
   1-9513                   CMS ENERGY CORPORATION             38-2726431
                           (A Michigan Corporation)
                       Fairlane Plaza South, Suite 1100
                            330 Town Center Drive,
                           Dearborn, Michigan  48126
                                 (313)436-9200

   1-5611                  CONSUMERS ENERGY COMPANY            38-0442310
                           (A Michigan Corporation)
                           212 West Michigan Avenue,
                            Jackson, Michigan  49201
                                 (517)788-0550

Securities registered pursuant to Section 12(b) of the Act:
                                                              Name of Each
                                                               Exchange on
 Registrant                     Title of Class              Which Registered
------------------    -----------------------------------   ----------------
CMS Energy
 Corporation             Common Stock, $.01 par value           New York
                                                             Stock Exchange
                      Class G Common Stock, no par value        New York
                                                             Stock Exchange

Consumers Energy
 Company                     First Mortgage Bonds:
                            6-7/8% Series due 1998;             New York
                            6-5/8% Series due 1998           Stock Exchange

                   Cumulative Preferred Stock, No par value:
                                 $2.08 Series                   New York
                                                             Stock Exchange
                       Preferred Stocks, $100 par value:
                           $4.16 Series, $4.50 Series           New York
                                                             Stock Exchange

Consumers Power
 Company Financing I        8.36% Trust Originated
                              Preferred Securities              New York
                                                              Stock Exchange

Consumers Energy
 Company Financing II       8.20% Trust Originated
                              Preferred Securities              New York
                                                              Stock Exchange

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $4,655,322,789 for the 100,949,992 CMS Energy Common Stock shares and the 8,276,292 Class G Common Stock shares outstanding on February 28, 1998.

On February 28, 1998, CMS Energy held all voting and non-voting common equity of Consumers.

Documents incorporated by reference: The Registrants' proxy statements relating to the 1998 annual meeting of shareholders to be held May 22, 1998, are incorporated by reference in Part III, except for the organization and compensation committee report contained therein.


                            CMS Energy Corporation
                                      and
                           Consumers Energy Company

     Annual Reports on Form 10-K to the Securities and Exchange Commission
                     for the Year Ended December 31, 1997



This combined Form 10-K is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.


                               TABLE OF CONTENTS

                                                                          Page

PART I

Item  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .    7
Item  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .   24
Item  3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   31
Item  4.   Submission of Matters to a Vote of Security Holders. . . . .   34

PART II

Item  5.   Market for CMS Energy's and Consumers' Common Equity
              and Related Stockholder Matters . . . . . . . . . . . . .   35
Item  6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .   35
Item  7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . .   35
Item  7A.  Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . . . . . . .   36
Item  8.   Financial Statements and Supplementary Data. . . . . . . . .   36
Item  9.   Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure . . . . . . . . . . .  146

PART III

Item 10.   Directors and Executive Officers of CMS Energy
               and Consumers. . . . . . . . . . . . . . . . . . . . . .  146
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . .  146
Item 12.   Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . .  146
Item 13.   Certain Relationships and Related Transactions . . . . . . .  146

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  146

                                   GLOSSARY

  Certain terms used in the text and financial statements are defined below.


ABATE . . . . . . . . . . . .  Association of Businesses Advocating Tariff
                               Equity
ALJ . . . . . . . . . . . . .  Administrative Law Judge
Ames. . . . . . . . . . . . .  Crescent and Ames gas gathering systems and processing plant in Oklahoma
AMT . . . . . . . . . . . . .  Alternative minimum tax
Articles. . . . . . . . . . .  Articles of Incorporation
Attorney General. . . . . . .  Michigan Attorney General

bcf . . . . . . . . . . . . .  Billion cubic feet
Big Rock. . . . . . . . . . .  Big Rock Point nuclear power plant, owned by
                               Consumers
Board of Directors. . . . . .  Board of Directors of CMS Energy
Btu . . . . . . . . . . . . .  British thermal unit

CFLCL . . . . . . . . . . . .  Companhia Forcia e Luz Cataguazes-
                               Leopoldina, a Brazilian utility
Class G Common Stock. . . . .  One of two classes of common stock of
                               CMS Energy, no par value, which reflects the
                               separate performance of the Consumers Gas
                               Group
Clean Air Act . . . . . . . .  Federal Clean Air Act, as amended
CMS Electric and Gas. . . . .  CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy. . . . . . . . . .  CMS Energy Corporation
CMS Energy Common Stock . . .  One of two classes of common stock of
                               CMS Energy, par value $.01 per share
CMS Gas Marketing . . . . . .  CMS Gas Marketing Company, a subsidiary of
                               Enterprises
CMS Gas Transmission. . . . .  CMS Gas Transmission and Storage Company, a
                               subsidiary of Enterprises
CMS Generation. . . . . . . .  CMS Generation Co., a subsidiary of
                               Enterprises
CMS Holdings. . . . . . . . .  CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland . . . . . . . . .  CMS Midland Inc., a subsidiary of Consumers
CMS MST . . . . . . . . . . .  CMS Marketing, Services and Trading Company,
                               a subsidiary of Enterprises
CMS NOMECO. . . . . . . . . .  CMS NOMECO Oil & Gas Co., a subsidiary of
                               Enterprises
Common Stock. . . . . . . . .  CMS Energy Common Stock and Class G Common
                               Stock
Consumers . . . . . . . . . .  Consumers Energy Company, a subsidiary of
                               CMS Energy
Consumers Gas Group . . . . .  The gas distribution, storage and transportation businesses currently
                               conducted by Consumers and Michigan Gas
                               Storage
Court of Appeals. . . . . . .  Michigan Court of Appeals

Detroit Edison. . . . . . . .  The Detroit Edison Company
DOE . . . . . . . . . . . . .  U.S. Department of Energy
Dow . . . . . . . . . . . . .  The Dow Chemical Company
DSM . . . . . . . . . . . . .  Demand-side management

Enterprises . . . . . . . . .  CMS Enterprises Company, a subsidiary of
                               CMS Energy
EPA . . . . . . . . . . . . .  Environmental Protection Agency
EPS . . . . . . . . . . . . .  Earning per share

FASB. . . . . . . . . . . . .  Financial Accounting Standards Board
FERC. . . . . . . . . . . . .  Federal Energy Regulatory Commission
FMLP. . . . . . . . . . . . .  First Midland Limited Partnership

GCR . . . . . . . . . . . . .  Gas cost recovery
Grand Lacs partnership. . . .  Grand Lacs Limited Partnership, a marketing center for natural gas
GTNs. . . . . . . . . . . . .  CMS Energy General Term Notes, $250 million
                               Series A, $125 million Series B, $150
                               million Series C and $200 million Series D

Huron . . . . . . . . . . . .  Huron Hydrocarbons, Inc., a subsidiary of
                               Consumers

IRC . . . . . . . . . . . . .  Internal Revenue Code
ITC . . . . . . . . . . . . .  Investment tax credit

Jorf Lasfar . . . . . . . . .  A 1,320 MW coal-fueled power plant in
                               Morocco, Africa, jointly owned by
                               CMS Generation and ABB Energy Venture, Inc.

kWh . . . . . . . . . . . . .  Kilowatt-hour

Loy Yang. . . . . . . . . . .  A 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in
                               Victoria, Australia, in which CMS Generation
                               holds a 50 percent ownership interest
Ludington . . . . . . . . . .  Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf . . . . . . . . . . . . .  Thousand cubic feet
MCV Facility. . . . . . . . .  A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                               Partnership
MCV Partnership . . . . . . .  Midland Cogeneration Venture Limited
                               Partnership in which Consumers has a 49
                               percent interest through CMS Midland
MD&A. . . . . . . . . . . . .  Management's Discussion and Analysis
MichCon . . . . . . . . . . .  Michigan Consolidated Gas Company
Michigan Gas Storage. . . . .  Michigan Gas Storage Company, a subsidiary of Consumers
Mbbls . . . . . . . . . . . .  Thousand barrels
MMbbls. . . . . . . . . . . .  Million barrels
MMBtu . . . . . . . . . . . .  Million British thermal unit
MMcf. . . . . . . . . . . . .  Million cubic feet
Moss Bluff. . . . . . . . . .  Moss Bluff Gas Storage Systems, a
                               partnership that owns a gas storage facility
MPSC. . . . . . . . . . . . .  Michigan Public Service Commission
MW. . . . . . . . . . . . . .  Megawatts

Natural Gas Act . . . . . . .  Federal Natural Gas Act
NEIL. . . . . . . . . . . . .  Nuclear Electric Insurance Ltd.
NRC . . . . . . . . . . . . .  Nuclear Regulatory Commission

Order 888 and Order 889 . . .  FERC final rules issued on April 24, 1996
Outstanding Shares. . . . . .  Outstanding shares of Class G Common Stock

Palisades . . . . . . . . . .  Palisades nuclear power plant, owned by
                               Consumers
PCBs. . . . . . . . . . . . .  Poly chlorinated biphenyls
Pension Plan. . . . . . . . .  The trusteed, non-contributory, defined benefit pension plan of Consumers and
                               CMS Energy
PPA . . . . . . . . . . . . .  The Power Purchase Agreement between
                               Consumers and the MCV Partnership with a 35-
                               year term commencing in March 1990
ppm . . . . . . . . . . . . .  Parts per million
PSCR. . . . . . . . . . . . .  Power supply cost recovery
PUHCA . . . . . . . . . . . .  Public Utility Holding Company Act of 1935

Qualifying Facility . . . . .  A facility that produces electricity or steam and electricity and meets the
                               ownership and technical requirements of
                               PURPA

Retained Interest Shares. . .  Authorized but unissued shares of Class G
                               Common Stock not held by holders of the
                               Outstanding Shares and attributable to the Retained Interest

SEC . . . . . . . . . . . . .  Securities and Exchange Commission
Securitization. . . . . . . .  A financing authorized by statute in which the statutorily assured flow of revenues
                               from a portion of the rates charged by
                               utilities to their customers is set aside
                               and pledged as security for the repayment of
                               rate reduction bonds issued by a special
                               purpose vehicle affiliated with such
                               utilities
SERP. . . . . . . . . . . . .  Supplemental Executive Retirement Plan
Senior Credit Facilities. . .   $1.125 billion senior credit facilities
                               consisting of a $400 million 364-day
                               revolving credit facility, a $600 million
                               three-year revolving credit facility and a
                               five-year $125 million term loan facility
SFAS. . . . . . . . . . . . .  Statement of Financial Accounting Standards
Superfund . . . . . . . . . .  Comprehensive Environmental Response,
                               Compensation and Liability Act

TGN . . . . . . . . . . . . .  Transportadora de Gas del Norte S. A., a
                               natural gas pipeline located in Argentina
Transition Costs. . . . . . .  Costs incurred by utilities in order to serve their customers in a regulated
                               monopoly environment, but which may not be
                               recoverable in a competitive environment
                               because of customers leaving their systems
                               and ceasing to pay for their costs.  These
                               costs could include owned and purchased
                               generation, regulatory assets, and costs
                               incurred in the transition to competition.
Trust Preferred
 Securities . . . . . . . . .  Undivided beneficial interest in the assets of statutory business trusts, these
                               interests have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union . . . . . . . . . . . .  Utility Workers of America, AFL-CIO
UST . . . . . . . . . . . . .  Underground storage tanks

Voluntary Employee
 Beneficiary
 Association. . . . . . . . .  A legal entity, established under guidelines of the Internal Revenue Code, through which the company can provide certain benefits for its employees or retirees

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

CMS Energy had consolidated operating revenue in 1997 of $4.8 billion. It derived 53 percent from the electric utility operations, 25 percent from the gas utility operations, 14 percent from marketing, services and trading activities, 4 percent from independent power production and other non-utility activities, 2 percent from gas transmission, storage and processing activities, and 2 percent from oil and gas exploration and production activities. Consumers' consolidated operations in the electric and gas utility businesses account for the majority of CMS Energy's total assets, revenue and income. CMS Energy's unconsolidated share of non-utility independent power production, gas transmission and storage, marketing services and trading, and international energy distribution revenue for 1997 was $913 million.

CONSUMERS

Consumers, incorporated in Michigan in 1968, is the successor to a corporation organized in Maine in 1910 that did business in Michigan from 1915 to 1968. Consumers was named Consumers Power Company from 1910 to the first quarter of 1997, when Consumers changed its name to Consumers Energy Company to reflect its increasing focus on providing customers with total energy solutions.

Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers is a public utility serving gas or electricity to almost 6 million of Michigan's 9.5 million residents in all Lower Peninsula counties. Consumers' service area includes automotive, metal, chemical, food and wood products industries and a diversified group of other industries.

Consumers had consolidated operating revenue in 1997 of $3.8 billion that was derived 67 percent from its electric business, 32 percent from its gas business and 1 percent from its non-utility business. Consumers' rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in CMS Energy and Consumers Regulation later in this Item.

BUSINESS SEGMENTS

CMS ENERGY AND CONSUMERS FINANCIAL INFORMATION

For information with respect to operating revenue, net operating income, identifiable assets and liabilities attributable to all of CMS Energy's business segments and international and domestic operations, see Item 8. Financial Statements and Supplementary Data - Selected Financial Information and CMS Energy's Consolidated Financial Statements and Notes to Consolidated Financial Statements.

For information with respect to the operating revenue, net operating income, identifiable assets and liabilities attributable only to Consumers' business segments, see Item 8. Financial Statements and Supplementary Data - Selected Financial Information and Consumers' Consolidated Financial Statements and Notes to Consolidated Financial Statements.

CMS ENERGY AND CONSUMERS PRINCIPAL OPERATIONS

CMS Energy conducts its principal operations through the following six business segments: electric utility operations; gas utility operations; oil and gas exploration and production operations; independent power production; energy marketing, services and trading; and storage, transmission and processing of natural gas. Consumers conducts
CMS Energy's domestic electric and gas utility operations.

CMS Energy's international operations are subject to the risks inherent in conducting business abroad, including possible nationalization or expropriation, local market price and restrictions. Changes in the relative value of currencies occur from time to time and their effects may be favorable or unfavorable on results of operations. In addition, there are exchange control restrictions in certain countries which may effect repatriation of earnings.

CMS Energy and Consumers believe that they and their subsidiaries are adequately insured for the various risk exposures, including political risk, incidental to their respective businesses.

CONSUMERS ELECTRIC UTILITY OPERATIONS

Consumers generates, purchases, transmits, or distributes electricity in 61 of Michigan's 68 Lower Peninsula counties. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers' electric utility customer base includes a mix of residential, commercial, and diversified industrial customers, the largest segment of which is the automotive industry. Consumers' electric operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers would not have a material adverse effect on its financial condition. Consumers had 1.6 million electric customers at December 31, 1997.

Consumers' electric operations are seasonal. The summer months increase demand for energy, thereby, affecting revenues. Total electric sales in 1997 were a record 38 billion Kwh, a 2.3 percent increase from the 1996 levels including a 1.2 percent increase in system sales to Consumers' ultimate customers. Electric operating revenue in 1997 was $2.5 billion, an increase of 2.8 percent from 1996.

Consumers achieved a peak demand of 7,315 MW in July 1997, exceeding the 1996 peak by 2.1 percent (or 148 MW). Peak demands for 1997 were 5,811 MW in the winter and 7,315 MW in the summer. Based on actual peaks, Consumers' reserve margin was 10.4 percent in 1997 compared to 12.7 percent in 1996. Based on weather-adjusted peaks, Consumers' reserve margin was 10.4 percent in 1997 compared to 13.3 percent in 1996.

Consumers owned and operated 28 electric generating plants for the majority of 1997 with an aggregate net demonstrated capacity of 6,255 MW available under summer conditions in 1997 (including Big Rock which was retired at the end of August). In 1997, Consumers purchased 1,648 MW of net capacity, which amounted to 34.3 percent of Consumers' total system requirements, from independent power producers, the largest being the MCV Partnership. For additional information on Consumers' electric properties, see Item 2. Properties - Consumers Electric Utility Properties.

A transmission system interconnects Consumers' electric generating plants at many locations with transmission facilities of unaffiliated systems, including those of other utilities in Michigan and Indiana. The interconnections permit a sharing of the reserve capacity of the connected systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities.

FUEL: Consumers has five generating plants that use coal as a fuel source and that constitute 77 percent of its baseload capacity. These plants combined to produce a total of 16,427 million Kwhs in 1997 and required
7.2 million tons of coal. At December 31, 1997, Consumers had long-term contracts covering 60 to 70 percent of its anticipated coal requirements for 1998. Consumers will acquire the remaining coal requirement through short-term agreements or spot purchases. Consumers' coal inventory on December 31, 1997 amounted to approximately 43 days' supply.

Consumers owned and operated two nuclear power plants for the majority of 1997, Palisades, near South Haven, Michigan, and Big Rock, near Charlevoix, Michigan. Big Rock closed permanently on August 29, 1997. During 1997, the combined net generation of these plants was 5,970 million Kwhs, constituting 26 percent of Consumers' baseload generation. As of December 31, 1997, Palisades constituted 25 percent of Consumers' baseload generation with a net generation of 5,776 million Kwhs in 1997. Consumers currently has one contract for uranium concentrate sufficient to cover approximately 10 percent of its requirements. Consumers intends to purchase the balance of its 1998 concentrate and conversion requirements in the spot market. Consumers has contracts for nuclear fuel services, including enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The enrichment contract covers 70 percent of Consumers' requirements until the year 2000. Consumers renegotiated the fabrication contract in 1995 for Palisades. The contract remains in effect for the next six Palisades reloads with options to extend for an additional two reloads. These contracts are with major private industrial suppliers of nuclear fuel and related services and with the United States Government. For further information on the Big Rock closing, see Item 8. Financial Statements and Supplementary Data - Note 7 of Consumers Notes to Consolidated Financial Statements.

As shown below, Consumers generates electricity principally from coal and nuclear fuel.

POWER GENERATED                                             MILLIONS OF Kwhs
__________________________________________________________________________
                              1997       1996      1995       1994      1993
__________________________________________________________________________

Coal                        16,427     16,928    15,956     17,401    16,520
Nuclear                      5,970      5,653     5,353      4,904     3,938
Oil                            258        364       318        322       238
Gas                             80         74       238         91       110
Hydro                          467        473       420        481       489
Net pumped storage (a)        (477)      (419)     (373)      (414)     (394)
__________________________________________________________________________

Total net generation        22,725     23,073    21,912     22,785    20,901
__________________________________________________________________________
__________________________________________________________________________
(a) Represents Consumers' share of net generation from Ludington. This facility pumps water into a storage pond using electricity generated during off-peak hours to generate electricity later during peak demand hours.

The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

FUEL CONSUMED                                            COST PER MILLION Btu
__________________________________________________________________________
                               1997       1996      1995       1994      1993
__________________________________________________________________________

Coal                          $1.53      $1.50     $1.51      $1.57     $1.60
Oil                            2.97       2.67      2.64       2.96      2.90
Gas                            3.36       3.60      2.18       2.81      3.13
Nuclear                         .57        .50       .49        .46       .40
All Fuels (a)                  1.29       1.27      1.27       1.34      1.39
__________________________________________________________________________
__________________________________________________________________________

(a) Weighted average fuel costs.

Under the Nuclear Waste Policy Act of 1982, the federal government is responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste beginning in 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and it does not anticipate being able to accept spent nuclear fuel for storage in 1998. For a discussion of pending litigation and legislative action relating to the DOE's obligations in this regard, see Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data - Note 2 of Consumers' Notes to Consolidated Financial Statements. Big Rock has the capacity to accommodate normal spent fuel discharge. Consumers' on-site storage pool at Palisades is at capacity and Consumers is currently storing spent nuclear fuel in on-site dry casks. For a discussion relating to the NRC approval of dry storage casks and Consumers' use of the casks, see Item 8. Financial Statements and Supplementary Data -
Note 7 of Consumers' Notes to Consolidated Financial Statements.

INSURANCE: Consumers maintains $500 million of primary nuclear property damage insurance from NEIL at Big Rock and Palisades, covering all risks of physical loss, subject to certain exclusions and deductibles.
Consumers also maintains at Palisades NEIL excess property damage insurance in the amount of $2 billion. These nuclear property insurance policies cover decontamination, debris removal and direct property loss. The NEIL excess property damage policy for Palisades also covers a portion of the cost arising from an accidental premature decommissioning which is not already funded by the decommissioning trust funds and part of the remaining book value of the plant. For any loss more than $100 million, stabilization and decontamination expenses must be satisfied before Consumers receives other claims proceeds from NEIL. Under all these policies, Consumers retains the risk of loss to the extent the loss is within the policy deductibles ($1 million for Palisades and $250,000 for Big Rock) or policy exclusions, or if the loss exceeds the combined property damage policy limits ($2.5 billion for Palisades and $500 million for Big Rock) at either location. Because NEIL is a mutual insurance company, Consumers could be subject to assessments under the NEIL primary and excess property damage policies of up to $17.2 million in any one policy year if covered losses occurred at its own or any other member's nuclear facility. Consumers has also procured NEIL I coverage that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but insurance would cover most of such costs during the next 58 weeks of the outage, followed by a reduced level of coverage for a period up to two additional years. Consumers could be subject to a maximum assessment under the replacement power insurance of $2.2 million in any one policy year if covered losses occurred at its own or any other member's nuclear facility.

Consumers maintains nuclear liability insurance and other forms of financial protection (including an agreement of government indemnity under the Price-Anderson Act, applicable to Big Rock) for injuries and off-site property damage due to the nuclear hazard at such facilities. Such insurance and financial protection covers Consumers up to the total limits of liability established by the Price-Anderson Act, which are presently $544 million for Big Rock and approximately $8.9 billion for Palisades. Part of such financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurred at any of such facilities. Consumers could be subject to a maximum assessment of $79 million per occurrence if a nuclear incident occurred at certain nuclear facilities, limited to a maximum installment payment of $10 million per occurrence in any year. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $200 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by workers, Consumers remains responsible for a maximum assessment of up to $6.3 million.

Consumers has not obtained insurance for flood and earthquake property damage at its nuclear plants because it believes that the protective systems built into these plants and the low probability of an event of this type at the locations of these plants makes such insurance unnecessary.

Insurance policy terms, limits and conditions are subject to change during the year as policies are renewed.

CONSUMERS GAS UTILITY OPERATIONS

Consumers purchases, transports, stores and distributes gas. It renders gas service to 1.5 million customers and is authorized to serve in 54 of the 68 counties in Michigan's Lower Peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area. It owns gas transmission and distribution mains and other gas lines, compressor stations and facilities, storage rights, wells and gathering facilities in several storage fields in Michigan. See Item 2. Properties - Consumers Gas Utility Properties. Consumers and Michigan Gas Storage inject gas into storage during the summer months of the year for use during the winter months when demand is higher. Consumers' gas operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers would not have a material adverse effect on its financial condition.

Consumers' gas operations are seasonal to the extent that peak demand occurs in winter due to colder temperatures. Consumers' consolidated gas operating revenue was $1.2 billion in 1997, a decrease of 6.1 percent from 1996. The all-time record 24 hour send-out of natural gas for Consumers on January 19, 1994 was 3.1 bcf. Consumers considers the peak-day transportation and distribution capacity of the system to be 3.6 bcf. Deliveries of gas sold by Consumers, and from other sellers over Consumers' pipeline and distribution network to ultimate customers, including the MCV Partnership, totaled 420 bcf in 1997.

CONSUMERS GAS SUPPLY:  In 1997, Consumers contracted to purchase
80 percent of its required gas supply under long-term contracts. The contract supply included 38 percent from United States producers outside Michigan, 24 percent from Canadian producers and 18 percent from Michigan producers. Purchases on the spot market met the remaining 20 percent of Consumers' 1997 gas supply requirements.

Consumers' firm transportation agreements are with Trunkline Gas Company, Panhandle Eastern Pipeline Company, ANR Pipeline Company and Great Lakes Gas Transmission, L.P. Consumers uses these agreements to deliver gas to Michigan for ultimate deliveries to market. In total, Consumers' firm transportation arrangements will carry over 90 percent of Consumers' total gas supply requirements. Consumers' portfolio of firm transportation from pipelines to Michigan is as follows:

                               VOLUME (dekatherms/day)          EXPIRATION
__________________________________________________________________________

Trunkline Gas Company           336,375                      October     2002

Panhandle Eastern Pipeline
 Company                         40,000                      March       2000
                                 25,000                      March       2000

ANR Pipeline Company             20,000                      October     1999
                                 40,000                      October     1999
                                 10,000                      December    2001
                                  6,000                      December    2002
                                 83,790                      October     2003

Great Lakes Gas
  Transmission, L.P.             85,092                      March       2004
__________________________________________________________________________
__________________________________________________________________________

Consumers transports the balance of its required gas supply under interruptible contracts. The amount of interruptible capacity and the use of it primarily varies with the price for such service and the availability and price of the spot supplies to be purchased and transported. Consumers' use of interruptible transportation is generally in off-peak summer months and after Consumers has fully subscribed its firm capacity.

CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION

CMS NOMECO is an oil and natural gas producer. It has projects in Michigan and 8 other states, the Gulf of Mexico, Colombia, The Republic of Congo, Ecuador, Equatorial Guinea, Tunisia and Venezuela. In 1997,
CMS NOMECO produced 6.9 Mmbbls of oil, condensate and plant products and
27.2 bcf of gas, compared with 5.2 Mmbbls and 29.4 bcf in 1996.

During 1997, CMS NOMECO participated with a working interest in drilling wells as follows:

                                             Number of
                  Number of Wells     Successful Wells          Success Ratio
Type of Well        Gross     Net      Gross       Net        Gross       Net
__________________________________________________________________________

Exploratory             8    2.60          5      1.88        62.5%     72.3%
Development            26    9.24         24      8.74        92.3%     94.6%
                      ___________        _____________

Total                  34   11.84         29     10.62        85.3%     89.7%
__________________________________________________________________________
__________________________________________________________________________

The previous table does not include CMS NOMECO's participation in Devonian Shale gas wells in Michigan and Indiana, where CMS NOMECO drilled 129 wells (27.94 net) during 1997 with a 96.7 percent success rate.

For additional information, see Item 2. Properties - CMS Energy Oil and Gas Exploration and Production Properties and Item 7. CMS Energy
Management's Discussion and Analysis - Oil and Gas Exploration and Production Results of Operations.

CMS ENERGY INDEPENDENT POWER PRODUCTION

CMS Generation, formed in 1986, invests in, develops, constructs and operates non-utility power generation projects both in the United States and internationally. As of January 1998, CMS Generation had ownership interests in 5,982 MW (gross) capacity in 33 operating power plants throughout the United States and in Argentina, Australia, India, Jamaica, Morocco and the Philippines. Natural gas, wood, coal, oil, water, scrap tires, naphtha and wind power these plants.

In early 1997, a consortium of CMS Generation and others, bid for and won the privatization of Loy Yang A in the Australian state of Victoria. Loy Yang A is Victoria's largest electric coal-fueled generating plant with a total capacity of 2,000 MW. The purchase also included associated coal mines. CMS Generation holds a 50 percent ownership interest in the acquired assets.

In late 1997, a joint venture of affiliates of CMS Generation and ABB completed the acquisition of the Jorf Lasfar coal-fueled power plant, the largest independent power facility in Morocco. The two existing generating units total 660 MW of capacity. CMS Generation and ABB are constructing two new generating units at Jorf Lasfar with a total capacity of 696 MW. These units will be completed by the year 2000.

For additional information, see Item 2. Properties - CMS Energy Other Properties and Item 7. CMS Energy Management's Discussion and Analysis - Capital Resources and Liquidity - Capital Expenditures.

CMS ENERGY NATURAL GAS TRANSMISSION, STORAGE AND PROCESSING

CMS Gas Transmission, formed in 1988, owns, develops and manages domestic and international natural gas transmission, processing and storage projects. In late 1997, CMS Gas Transmission, through its affiliates and local consortium partners, commenced construction of a 940 kilometer pipeline that will transport natural gas across the Andes Mountains from northern Argentina to markets in northern Chile. A 710 MW gas-fueled, combined-cycle generating plant is under construction and will be built in two stages at the end of the pipeline in Chile by the consortium. Plant operations are expected in 1999.

In mid 1997, CMS Gas Transmission acquired a 100 percent ownership interest in Western Australia Natural Gas, a 260 mile pipeline in Australia. The pipeline can transport up to 120 million cubic feet per day of natural gas. Included in the acquisition were 30 billion cubic feet of proved natural gas reserves and an associated gas storage facility.

In the third quarter of 1997, CMS Gas Transmission and Westcoast Energy Inc. initiated plans to construct the Tri State Pipeline, a natural gas pipeline with a maximum capacity of one billion cubic feet per day. If built, the pipeline will provide service from Illinois to Consumers' natural gas system in Michigan, to Ontario, Canada and through connecting pipelines to eastern United States markets.

For additional information, see Item 7. CMS Energy Management's Discussion and Analysis - Natural Gas Transmission, Storage and Processing Results of Operations.

CMS ENERGY MARKETING, SERVICES AND TRADING

CMS MST, formed in 1996, provides gas, oil, coal and electric marketing, risk management and energy management services to industrial, commercial, utility and municipal energy users throughout the United States and internationally. For additional information, see Item 7. CMS Energy Management's Discussion and Analysis - Marketing, Services and Trading Results of Operations.

SALES BETWEEN BUSINESS SEGMENTS

CMS Energy's sales between business segments for the years ended December 31 were as follows.

                                                                  In Millions
__________________________________________________________________________

Years Ended December 31                             1997       1996      1995
__________________________________________________________________________

Oil and Gas Exploration and Production               $75        $23       $19
Natural Gas Transmission, Storage and Processing       4          3         2
Marketing, Services and Trading                       16          9         3
__________________________________________________________________________
__________________________________________________________________________

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers and their subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

MICHIGAN PUBLIC SERVICE COMMISSION

Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, services, certain facilities and various other matters. The MPSC also has, or will have, rate jurisdiction over several limited partnerships in which CMS Gas Transmission has ownership interests. These partnerships own, or will own, and operate intrastate gas transmission pipelines.

The Attorney General, ABATE and the MPSC staff typically intervene in MPSC electric and/or gas related proceedings concerning Consumers. Unless otherwise noted herein, these parties have intervened in such proceedings. For many years, various parties have appealed almost every significant MPSC order affecting Consumers. Appeals from such MPSC orders are pending in the Court of Appeals and the Michigan Supreme Court. Consumers is vigorously pursuing these matters. Under Michigan civil procedure, parties may file a claim of appeal with the Court of Appeals that serves as a notice of appeal of an MPSC order. The grounds on which they are making the appeal are not finally set forth until a later date when the parties file their briefs.

RATE PROCEEDINGS: In February 1996, the MPSC issued an order granting a $46 million annual increase in electric retail rates and authorizing a
12.25 percent return on common equity. The following month the MPSC issued a final order decreasing gas rates by $12 million annually and authorizing an 11.6 percent return on common equity.

MPSC REGULATORY CHANGES: In January 1996, the Governor of the State of Michigan requested that the MPSC review the existing statutory and regulatory framework governing Michigan electric utilities in light of increasing competition in the utility industry. Since that time, as a part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, the MPSC issued various orders: 1) providing that beginning in 1998 and phasing in until 2002, Consumers would have to transmit and distribute energy on behalf of competing power suppliers to serve retail customers; 2) allowing Consumers to recover Transition Costs (estimated for Consumers at $1.755 billion) through a charge to direct-access customers until the end of the transition period in 2007; 3) allowing, subject to a prudency review, a separate charge to recover costs of implementing a direct-access program, estimated by Consumers at an additional $200 million; 4) allowing utilities to "true up" Transition Cost charges for changes in sales and market prices of power to the extent they are different from estimates used for calculating Transition Costs; 5) suspending the PSCR clause and freezing PSCR charges; and 6) confirming the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. By January 1, 2002, all customers would be free to choose (that is, have direct-access to) their own power suppliers. A February 1998 MPSC order in these ongoing proceedings suspended the PSCR as proposed by Consumers, terminated the 1998 PSCR plan case, and established a permanent PSCR/base rate freeze charge in the 1997 PSCR reconciliation proceeding. Several MPSC orders related to restructuring are subject to claims of appeal filed with the Court of Appeals which question whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis. For additional information concerning the electric industry restructuring, see
Item 7. Consumers Management's Discussion and Analysis - Outlook - Electric Business Outlook and Item 8. Financial Statements and Supplementary Data - Note 4 to Consumers' Notes to Consolidated Financial Statements.

In late 1996, the MPSC approved a pilot program allowing choice to 40,000 retail gas customers in Bay County, Michigan. After the termination of the first solicitation in March 1997, one percent of the eligible customers chose an alternative supplier for the next year. In December 1997, the MPSC approved Consumers' application to supersede the limited pilot program with a statewide experimental gas transportation pilot program. Over the three-year period of the program, eventually 300,000 residential, commercial and industrial retail gas sales customers will be eligible to choose their gas supplier. The program is voluntary for natural gas customers. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. This experimental program will allow competing gas suppliers, including marketers and brokers to market natural gas to these retail customers in direct competition with Consumers. The Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. For additional information concerning the MPSC order, see
Item 8. Financial Statements and Supplementary Data - Note 4 to Consumers' Notes to Consolidated Financial Statements.

RETAIL WHEELING PROCEEDINGS: In April 1994, the MPSC issued an opinion and interim order that approved the framework for a five-year experimental retail direct-access program for "wheeling" of electric power purchased by customers from other suppliers over the transmission systems of Consumers and Detroit Edison, and remanded the case to the ALJ to decide appropriate rates and charges. The MPSC stated that the purpose of the experiment is to gather and evaluate information regarding whether retail wheeling is in the public interest and should occur on a permanent basis. The experimental program will commence with each utility's next solicitation of additional supply side resources. In June 1995, the MPSC issued an order that set rates and charges for retail delivery service under the experiment. After the MPSC denied Consumers' and ABATE's petitions for a rehearing of that order, Consumers, ABATE and Dow filed claims of appeal of the MPSC's orders with the Court of Appeals, joining Detroit Edison and the Attorney General who had previously appealed. In January 1998, the Court of Appeals found that the MPSC has authority to authorize an experimental wheeling program. That decision is now subject to applications for leave to appeal filed with the Michigan Supreme Court by Consumers and Detroit Edison.

INTRASTATE GAS SUPPLIER CONTRACT PRICING DISPUTE: In October 1995, the MPSC issued an opinion and order in a proceeding that Consumers had initiated regarding a gas contract pricing dispute under three gas supply contracts. The MPSC found that the pricing mechanism at issue, which operates within definite ceiling and floor prices, is a definite pricing provision within the meaning of the state statutes and was properly implemented by Consumers to reduce gas prices without the prior approval of the MPSC. The producers subsequently filed a claim of appeal of the MPSC order with the Court of Appeals. The Court of Appeals affirmed the MPSC order. The producers subsequently filed for leave to appeal with the Michigan Supreme Court that is still pending.

Before the issuance of the MPSC's order, the intrastate gas producers involved in this MPSC proceeding filed a complaint against Consumers in Kent County Circuit Court alleging breach of contract. On Consumers' motion, the court dismissed the lawsuit. The gas suppliers subsequently filed a petition for rehearing with the court where the matter is still pending.

FEDERAL ENERGY REGULATORY COMMISSION

FERC has limited rate jurisdiction over several independent power projects in which CMS Generation has an ownership interest. These power projects are Qualifying Facilities. FERC also has more comprehensive jurisdiction over Michigan Gas Storage as a natural gas company within the meaning of the Natural Gas Act. FERC jurisdiction relates, among other things, to the acquisition, operation and disposal of assets and facilities and to service provided and rates charged by Michigan Gas Storage. Under certain circumstances, FERC also has the power to modify gas tariffs of interstate pipeline companies. Some of Consumers' gas business is also subject to regulation by FERC, including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

Certain aspects of Consumers' electric operations are also subject to regulation by FERC, including compliance with FERC's accounting rules and other regulations applicable to "public utilities" and "licensees," the transmission of electric energy in interstate commerce and the rates and charges for the sale of electric energy at wholesale, the consummation of certain mergers, the sale of certain facilities, the construction, operation and maintenance of hydroelectric projects and the issuance of securities, as provided by the Federal Power Act.

FERC Regulatory Changes: FERC Orders 888 and 889, as amended on rehearing, require utilities to file conforming direct-access tariffs and functionally unbundle transmission and wholesale sales activities. Consumers complied with several requirements contained in these orders. For additional information on Orders 888 and 889, see Item 7. Consumers Management's Discussion and Analysis - Outlook - Electric Business Outlook.

NUCLEAR REGULATORY COMMISSION

Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction and operation of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. These and other matters concerning Consumers' nuclear plants are more fully discussed in
Item 8. Financial Statements and Supplementary Data - Notes 2 and 7 to Consumers' Consolidated Financial Statements.


CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy and Consumers and their subsidiaries are subject to regulation for environmental quality, including air and water quality, waste management, zoning and other matters, by various federal, state and local authorities. Management believes that the responsible administration of CMS Energy's and Consumers' energy resources includes reasonable programs for the protection and enhancement of the environment. For additional information concerning environmental matters, see Item 8. Financial Statements and Supplementary Data - Note 6 of Consumers' Notes to Consolidated Financial Statements.

Consumers installed modern stack emission control and monitoring systems at its electric generating plants and converted electric generating units to burn cleaner fuels. It has worked with others to use bottom ash as final cover for ash disposal areas in place of topsoil and compacted clay and to use fly ash as a filler for asphalt in road shoulders. It has also worked with local, state and national organizations on waste minimization and pollution prevention initiatives and enhanced certain of Consumers' lands for the benefit of wildlife, as well as provided recreational access to its lands. Finally, it has worked with universities and other institutions on projects to protect and, in some instances, propagate threatened or endangered species, and made financial contributions to a variety of environmental enhancement projects. Capital expenditures by Consumers for environmental protection additions were $21 million in 1997 and are estimated to be $23 million in 1998.

Federal and state laws require air permits for certain of Consumers' and CMS Generation's affiliates' sources of air emissions. These laws require that certain affected facilities control their sources' air emissions.
The appropriate agency or department for environmental protection in the state in which each facility is located has issued permits for Consumers' and CMS Generation's affiliates affected steam electric generating facilities and other affected sources of air emissions. Consumers and CMS Generation believe that these facilities are in substantial compliance with all air permits.

Consumers has engaged in an aggressive testing and removal program for USTs. Since 1985, Consumers and its subsidiaries have reduced the number of regulated UST systems from 256 to 25. At 118 of the sites from which Consumers or its subsidiaries removed UST systems, hydrocarbon releases occurred, either from tank system leaks or from spillage on the surface during transfer of contents to or from the tanks. Consumers' response activities have resulted in Department of Natural Resources/Department of Environmental Quality concurrence in closure of 106 of those releases. The remaining releases are at various stages of cleanup completion.

Like most electric utilities, Consumers has PCB in some of its electrical equipment. Although it has been unlawful to manufacture or sell PCB or PCB contaminated equipment since the 1970's, its continued use in preexisting electrical equipment is lawful. Consumers has engaged in a number of programs to reduce the risk of exposure to the environment from possible PCB spills. These include such actions as a contingency program of removing PCB capacitors outside of substations and replacing them with non-PCB capacitors, draining large transformers and refilling them with non-PCB mineral oil, removing PCB equipment that was found to pose a risk to food supplies or animal feed, and other such programs. Consumers still has a few PCB capacitors in substations. It has nearly 500,000 distribution transformers, many of which have not been tested for PCB. By regulation, unless the PCB level is known, transformers are presumed to be PCB-contaminated. Other types of electrical equipment may also contain PCB. Based upon results of sampling in 1981, about 1 percent of the pole-top transformers had more than 500 ppm of PCB, and about 12 percent had from 50 to 500 ppm. Those percentages should decline over time with the retirement of older equipment and the replacement with non-PCB equipment. From time to time accidental releases occur from such equipment.
Consumers typically spends less than $1 million per year for the clean up and disposal of debris and equipment from PCB releases.

National Pollutant Discharge Elimination System and equivalent State Pollutant Discharge Elimination System permits, as well as state ground water discharge permits, authorize the discharge of certain waste waters from Consumers' facilities and pipeline construction projects and certain CMS Generation affiliates' facilities pursuant to state water quality standards and federal effluent limitation guidelines. The appropriate agency or department for environmental protection issued authorizations for discharges from all of Consumers' and CMS Generation affiliates' major operating steam electric generating facilities and for certain discharges from Consumers' other facilities, including hydroelectric projects and pipeline construction projects. Consumers and CMS Generation affiliates believe that these facilities are in substantial compliance with National or State Pollutant Discharge Elimination System and groundwater discharge/exemption permits.

Consumers' current insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants.


CMS ENERGY AND CONSUMERS COMPETITION

ELECTRIC COMPETITION

Consumers' electric utility business experiences competition and potential competition from a number of sources, both in the wholesale and retail markets, and in electric generation, electric delivery, and retail services.

In the wholesale electricity markets, Consumers competes with other wholesale suppliers, marketers and brokers. Electric competition in the wholesale markets increased significantly due to FERC Order 888. In 1996, Consumers filed wholesale power agreements with FERC to supply power to six municipal and two electric cooperatives that had preexisting contracts with Consumers. The new contracts have a term of five years. Because wholesale transactions by Consumers generated less than two percent of Consumers' 1997 revenues from electric operations, Consumers does not believe future loss of wholesale sales to be significant, and in most instances the customers will continue to be transmission customers.

A significant increase in retail electric competition is likely to occur with the introduction of retail direct access in Michigan. In its January 14, 1998 order, the MPSC ordered retail direct access in Michigan. Some parties, including Consumers, are challenging the orders in the courts. Legislation, if passed, could reinforce or modify the MPSC order. The MPSC order, as discussed above in "CMS ENERGY AND CONSUMERS REGULATION - Michigan Public Service Commission - MPSC Regulatory Changes," calls for Consumers to open up its electric load to competition on a gradual basis from 1998 through 2001. The MPSC order gives all customers the right to choose their own electric supplier by 2002. Consumers' financial exposure to competition in a retail direct-access environment is limited due to:
1) the expectation of recovery of related Transition Costs attributable to retail direct-access; 2) customer inertia that will likely aid in retaining a majority of residential and small business customers; 3) Consumers' opportunity to secure sales in other service territories; and
4) fact that Consumers will still be the deliverer of electricity.

Absent comprehensive deregulation in the retail electric commodity markets, Consumers has competition or potential competition from the following sources: 1) from the threat of customers relocating outside of Consumers' service territory; 2) from the threat of municipalization; 3) from customer co-generation and self-generation; 4) from adjacent municipal utilities who extend lines to customers along service territory boundaries; and 5) from marketers and brokers for customers on the Consumers' direct-access program, which is currently limited to 100 MW. Consumers addressed this competition primarily through the offering of rate discounts and additional services. In the event of municipalization, Consumers believes it would be entitled to recovery of appropriate Transition Costs, thus mitigating the potential negative financial impact.

Consumers is beginning to offer non-commodity retail services to electric customers, and faces competition from numerous sources including energy management services companies, other utilities, contractors, and retail merchandisers.

CMS Energy's non-regulated electric subsidiaries primarily face competition from other marketers, brokers, financial management firms, energy management firms, and other utilities through the marketing services and trading business segment; and from other generators, marketers, brokers, and price of power on the wholesale market through the independent power production business segment.

For additional information concerning electric competition, see Item 7. CMS Energy's Management's Discussion and Analysis - Outlook - Electric Business Outlook and Consumers Management's Discussion and Analysis - Outlook - Electric Business Outlook.

GAS COMPETITION

Competition has existed for several years for Consumers' gas operations and comes primarily from alternate energy sources such as electricity and alternate fuel sources. In the industrial market segment, customers have traditionally used alternate fuels such as coal, oil and propane. In the residential market segment, some customers use propane, fuel oil or electricity for space heating and water heating. In Consumers' gas territory, natural gas maintains 97 percent market share for residential space heating and 88 percent for residential water heating. The Natural Gas Policy Act of 1978 resulted in the deregulation of wellhead gas prices, substituting supply and demand effects of the gas production marketplace for regulation. This effectively eliminated artificially-induced curtailments of gas supply experienced earlier in the decade. Gas competition among various wellhead suppliers subsequently increased.
Order 636 effectively unbundled the transportation of natural gas from the sale of natural gas by interstate pipelines thereby requiring pipelines to become common carriers. Consequently, pipelines must compete for shippers in search of low-priced capacity. Consumers offers unbundled services (transportation and some storage) to its larger end-use customers who choose to acquire gas supplies from alternate sources. Traditionally, Consumers' earnings for its gas operations are not dependent on gas purchased and resold to its customer base. However, in a proactive move by Consumers to prepare for an unbundled market where gas supply is separated from gas distribution, Consumers filed, and the MPSC approved on December 19, 1997 Consumers' expanded gas customer choice program. See the discussion of the MPSC's order authorizing the expanded experimental gas pilot program above in CMS Energy and Consumers Regulation - MPSC Regulatory Changes.

CMS Energy's non-utility gas subsidiaries face significant competition from other gas pipeline companies, gas producers, gas storage companies, and brokers/marketers.

For additional information concerning gas competition, see Item 7.
CMS ENERGY'S MANAGEMENT DISCUSSION AND ANALYSIS - OUTLOOK AND CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK.


EMPLOYEES

CMS ENERGY

As of February 28, 1998, CMS Energy and its subsidiaries had 9,659 full-time equivalent employees of which 9,540 are full-time employees; the rest equate to 119 full-time equivalent employees associated with the part-time work force.

CONSUMERS

As of February 28, 1998, Consumers and its subsidiaries had 8,657 full-time equivalent employees of which 8,545 are full-time employees; the rest equate to 112 full-time equivalent employees associated with the part-time work force. Included in the total are 3,852 full-time operating, maintenance and construction employees of Consumers whom the Union represents. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 1995. By its terms, it will continue in full force and effect until June 1, 2000.

CMS ENERGY AND CONSUMERS EXECUTIVE OFFICERS
As of February 28, 1998


NAME                         AGE         POSITION                  PERIOD

William T. McCormick, Jr.    53   Chairman of the Board and
                                   Chief Executive Officer
                                   of CMS Energy                 1987-Present
                                  Chairman of the Board
                                   of Consumers                  1985-Present
                                  Chairman of the Board of
                                   Enterprises                   1987-Present
                                  Chairman of the Board and
                                   Chief Executive Officer
                                   of Enterprises                1987-1995

Victor J. Fryling            50   President and Chief
                                   Operating Officer
                                   of CMS Energy                 1996-Present
                                  President of Consumers         1997-Present
                                   President and Chief
                                   Executive Officer
                                   of Enterprises                1995-Present
                                  President of CMS
                                   Energy                        1992-1995
                                  President of Enterprises       1993-1995
                                  President and Chief
                                   Financial Officer of
                                   Enterprises                   1992-1993

Alan M. Wright               52   Senior Vice President
                                   and Chief Financial
                                   Officer of CMS Energy         1998-Present
                                  Senior Vice President
                                   and Chief Financial
                                   Officer of Consumers          1993-Present
                                  Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer of
                                   Enterprises                   1994-Present
                                  Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer of CMS
                                   Energy                        1994-1998
                                  Senior Vice President
                                   and Chief Financial
                                   Officer of CMS Energy         1992-1994
                                  Senior Vice President
                                   and Chief Financial
                                   Officer of Enterprises        1993-1994
                                  Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer of Consumers    1992-1993

Rodger A. Kershner           49   Senior Vice President
                                   and General Counsel
                                   of CMS Energy                 1996-Present
                                  Senior Vice President
                                   and General Counsel of
                                   Enterprises                   1996-Present
                                  Vice President and General
                                   Counsel of Enterprises        1989-1996
                                  Deputy General Counsel
                                   and Assistant Secretary
                                   of CMS Energy                 1994-1995
                                  Assistant General Counsel
                                   and Assistant Secretary
                                   of CMS Energy                 1989-1994

John W. Clark                53   Senior Vice President
                                   of CMS Energy                 1987-Present
                                  Senior Vice President
                                   of Consumers                  1985-Present

James W. Cook                57   Senior Vice President
                                   of CMS Energy                 1995-Present
                                  Senior Vice President
                                   of Enterprises                1994-Present
                                  Executive Vice President
                                   of Enterprises                1989-1994
                                  President and Chief
                                   Executive Officer of
                                   CMS Generation                1989-1995


NAME                         AGE             POSITION                PERIOD

Preston D. Hopper            47   Senior Vice President,
                                   Controller and Chief
                                   Accounting Officer of
                                   CMS Energy                    1996-Present
                                  Senior Vice President
                                   and Chief Accounting
                                   Officer of Enterprises        1997-Present
                                  Vice President, Controller
                                   and Chief Accounting
                                   Officer of CMS Energy         1992-1996
                                  Senior Vice President
                                   and Controller of
                                   Enterprises                   1996-1997
                                  Vice President and
                                   Controller of Enterprises     1992-1996

Rodney E. Boulanger          57   Senior Vice President of
                                   Enterprises                   1996-Present
                                  President and Chief
                                   Executive Officer of
                                   CMS Generation                1995-Present

William J. Haener            56   President and Chief
                                   Executive Officer of
                                   CMS Gas Transmission          1994-Present

Gordon L. Wright             55   President and Chief
                                   Executive Officer of
                                   CMS NOMECO                    1995-Present
                                  Executive Vice President
                                   and Chief Operating
                                   Officer of CMS NOMECO         1993-1995
                                  Vice President of
                                   Operations of CMS NOMECO      1981-1993

Paul A. Elbert               48   Executive Vice President
                                   of Consumers and President
                                   and Chief Executive Officer
                                   - Gas Business Unit           1997-Present
                                  Executive Vice President
                                  of Consumers and Chief
                                   Operating Officer - Gas
                                   Business Unit                 1994-1997
                                  Senior Vice President of
                                   Consumers                     1991-1994

David W. Joos                44   Executive Vice President
                                   of Consumers and President
                                   and Chief Executive Officer
                                   -  Electric Business Unit     1997-Present
                                  Executive Vice President
                                   of Consumers and Chief
                                   Operating Officer -
                                   Electric Business Unit        1994-1997
                                  Senior Vice President
                                   of Consumers                  1994-1994
                                  Vice President of
                                   Consumers                     1990-1994

David A. Mikelonis           49   Senior Vice President
                                   and General Counsel of
                                   Consumers                     1988-Present

Robert A. Fenech             50   Senior Vice President
                                   of Consumers                  1997-Present
                                   Vice President of
                                   Consumers                     1994-1997

Dennis DaPra*                55   Vice President and
                                  Controller of Consumers        1991-Present


*Mr. DaPra is an executive officer of Consumers but not of CMS Energy. All other individuals are executive officers of both CMS Energy and Consumers.

The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of each of CMS Energy and Consumers (scheduled to be held May 22, 1998).

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


CONSUMERS ELECTRIC UTILITY PROPERTIES

At December 31, 1997, Consumers' electric generating system consists of five fossil-fueled plants, one nuclear plant, one pumped storage hydroelectric facility, seven gas combustion turbine plants and 13 hydroelectric plants. During 1997, Consumers retired Big Rock. For further information on the Big Rock closing, see Item 8. Financial Statements and Supplementary Data - Note 7 of Consumers Notes to Consolidated Financial Statements.

                                                                             1997 Summer Net             1997 Net
                                                                              Demonstrated              Generation
                                                   Size and Year               Capability               (Thousands
Name and Location (Michigan)                     Entering Service              (Kilowatts)               of kWhs)
Coal Generation
  J H Campbell - West Olive                   3 Units, 1962-1980                 1,346,100(a)              8,153,697
  D E Karn - Essexville                       2 Units, 1959-1961                   515,000                 3,004,398
  B C Cobb - Muskegon                         2 Units, 1956-1957                   296,000                 1,590,996
  J R Whiting - Erie                          3 Units, 1952-1953                   310,000                 1,898,773
  J C Weadock - Essexville                    2 Units, 1955-1958                   310,000                 1,778,698
                                                                                 ---------                ----------
Total coal generation                                                            2,777,100                16,426,562
                                                                                 ---------                ----------
Oil/Gas Generation
  D E Karn - Essexville                       2 Units, 1975-1977                 1,276,000                   314,635
                                                                                 ---------                ----------
Ludington Pumped Storage                      6 Units, 1973                        954,700(b)               (476,535)(c)
                                                                                 ---------                ----------
Nuclear Generation
  Palisades - South Haven                     1 Unit, 1971                         762,000                 5,776,398
  Big Rock Point - Charlevoix (d)             1 Unit, 1962                          67,000                   193,708
                                                                                 ---------                ----------
Total nuclear generation                                                           829,000                 5,970,106
                                                                                 ---------                ----------
Gas/Oil Combustion Turbine
 Generation                                   7 Plants, 1966-1971                  345,000                    23,231
                                                                                 ---------                ----------
Hydro Generation                              13 Plants, 1907-1949                  73,500                   466,991
                                                                                 ---------                ----------
Total owned generation                                                           6,255,300                22,724,990
                                                                                                          ==========
Purchased and Interchange Power Capacity                                         1,820,600(e)
                                                                                 ---------
Total                                                                            8,075,900
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

(d) Consumers retired Big Rock on August 29, 1997.

(e) Includes 1,240 MW of purchased contract capacity from the MCV
Facility.Consumers' owns 8,620 miles of electric transmission lines operating at up to 345 kilovolts, owns 58,555 miles of electric distribution lines and owns substations having an aggregate transformer capacity of 38,287,140 kilovoltamperes.


CONSUMERS GAS UTILITY PROPERTIES

Consumers' gas distribution and transmission system consists of 22,825 miles of distribution mains and 1,057 miles of transmission lines throughout the Lower Peninsula of Michigan. Consumers owns and operates six compressor stations with a total of 133,560 installed horsepower.

Consumers' gas storage fields, listed below, have an aggregate storage capacity of 221.3 bcf.
                                                     Storage
Field Name          Location                     Capacity (bcf)

Overisel            Allegan and Ottawa Counties        62.0
Salem               Allegan and Ottawa Counties        35.0
Ira                 St Clair County                     6.8
Lenox               Macomb County                       3.5
Ray                 Macomb County                      64.5
Northville          Oakland, Washtenaw
                      and Wayne Counties               12.1
Puttygut            St Clair County                    14.6
Four Corners        St Clair County                     3.8
Swan Creek          St Clair County                      .6
Hessen              St Clair County                    17.0
Lyon - 34           Oakland County                      1.4

Michigan Gas Storage owns and operates two compressor stations with a total of 43,400 installed horsepower. Its transmission system consists of 530 miles of pipelines within the Lower Peninsula of Michigan.

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

Consumers' gas properties also include the Marysville Gas Reforming Plant, located in Marysville, Michigan. Huron and PanCanadian Petroleum Company are partners in a partnership to use the expanded capacity of the underground caverns at the Marysville plant for commercial storage of liquid hydrocarbons. In addition, Consumers and PanCanadian Petroleum Company are partners in a partnership to use certain hydrocarbon fractionation facilities at the plant. There is a pending sale of the Marysville Gas Reforming Plant, including substantially all of Consumers' and Huron's partnership interests, to CMS Gas Transmission or a subsidiary thereof.

CMS ENERGY OIL AND GAS EXPLORATION AND PRODUCTION PROPERTIES

Net oil and gas production by CMS NOMECO for the years 1995 through 1997 is shown in the following table.

                                     1997        1996       1995

Oil and condensate (Mbbls) (a)(c)   6,564       4,921      4,383
Natural gas (MMcf) (a)             27,157      29,371     26,348
Plant products (Mbbls) (a)            321         240        226
Average daily production (b)
  Oil (Mbbls)                        20.5        16.7       16.1
  Gas (MMcf)                         89.1        97.9       84.9

Reserves to annual production ratio
  Oil (MMbbls) (c)                   14.3        16.2       17.5
  Gas (bcf)                          11.9        11.0       10.8

(a) Revenue interest to CMS NOMECO
(b) CMS NOMECO working interest (includes CMS NOMECO's share of royalties)
(c) Oil volumes have been restated to reflect new reporting method for Venezuela

The following table shows CMS NOMECO's undeveloped net acres of oil and gas leasehold interests.

December 31                                    1997         1996

Michigan                                    138,903      131,502
Indiana                                      28,839       10,986
Ohio                                          9,671        6,104
Texas (Including offshore acreage)            9,557        7,005
Louisiana (Including offshore acreage)        4,424        8,088
North Dakota                                  2,587       13,840
Other states                                     55        4,930
                                          ---------    ---------
Total domestic                              194,036      182,455
                                          ---------    ---------
Venezuela                                   339,521      230,175
Colombia                                    294,330      294,330
Cameroon                                    187,636            -
Equatorial Guinea                           113,806      113,947
Tunisia                                      67,193       67,193
Ecuador                                      66,430       66,430
Congo                                        17,364       17,981
Yemen                                             -       27,610
                                          ---------    ---------
Total international                       1,086,280      817,666
                                          ---------    ---------
Total net acres                           1,280,316    1,000,121
                                          =========    =========

The following table shows CMS NOMECO's estimated proved reserves of oil and gas for the years 1995 through 1997.

                                                  Total Worldwide           United States            International
                                                   Oil       Gas             Oil        Gas            Oil        Gas
                                                (MMbbls)    (bcf)         (MMbbls)     (bcf)        (MMbbls)     (bcf)
Proved Developed and
Undeveloped Reserves

December 31, 1994                                 66.6      231.2            2.7      224.5           63.9        6.7
  Revisions and other changes                     (5.2)     (23.8)           0.1      (22.9)          (5.3)      (0.9)
  Extensions and discoveries                         -       13.3              -        2.6              -       10.7
  Acquisitions of reserves                        20.0       96.2              -       96.2           20.0          -
  Sales of reserves                               (2.4)      (6.7)             -       (1.0)          (2.4)      (5.7)
  Production                                      (4.6)     (26.3)          (0.9)     (26.2)          (3.7)      (0.1)
                                                 -----      -----          -----      -----          -----      -----
December 31, 1995                                 74.4      283.9            1.9      273.2           72.5       10.7
  Revisions and other changes                      2.7        6.8            1.5          -            1.2        6.8
  Extensions and discoveries                       4.9       64.6              -       32.6            4.9       32.0
  Acquisitions of reserves                         0.2        1.0              -        1.0            0.2          -
  Sales of reserves                               (0.6)      (3.7)          (0.6)      (3.7)             -          -
  Production                                      (5.2)     (29.4)          (1.0)     (29.4)          (4.2)         -
                                                 -----      -----          -----      -----          -----      -----
December 31, 1996                                 76.4      323.2            1.8      273.7           74.6       49.5
  Revisions and other changes                     10.6        6.4            0.2       (7.2)          10.4       13.6
  Extensions and discoveries                       9.9      26.3             0.3       14.6            9.6       11.7
  Acquisitions of reserves                         8.3          -              -          -            8.3          -
  Sales of reserves                                  -       (6.5)             -       (6.5)             -          -
  Production                                      (6.9)     (27.2)          (0.7)     (26.5)          (6.2)      (0.7)
                                                 -----      -----          -----      -----          -----      -----
December 31, 1997                                 98.3      322.2            1.6      248.1           96.7       74.1
                                                 =====      =====          =====      =====          =====      =====
Estimated Proved Developed Reserves (a)

December 31, 1994                                 44.8      211.7            2.5      205.9           42.3        5.8
December 31, 1995                                 37.5      254.2            1.8      254.2           35.7          -
December 31, 1996                                 39.2      270.0            1.8      270.0           37.4          -
December 31, 1997                                 45.3      267.8            1.7      238.2           43.6       29.6

Equity Interest in Estimated
Proved Reserves of Comeco
Petroleum, Inc. (Yemen)

December 31, 1994                                  2.9          -              -          -            2.9          -
December 31, 1995                                  2.8          -              -          -            2.8          -
December 31, 1996                                  3.2          -              -          -            3.2          -
December 31, 1997                                    -          -              -          -              -          -

(a) The governing license in Venezuela is an oil service contract whereas CMS NOMECO is paid a fee per barrel for oil discovered, lifted, and delivered to Corpoven S.A., a subsidiary of Petroleos de Venezuela S.A.. Additionally, CMS NOMECO receives a fee for reimbursement of certain capital expenditures. The volumes presented represent actual production with respect to which CMS NOMECO is paid a per barrel fee.


CONSUMERS OTHER PROPERTIES

CMS Midland owns a 49 percent interest in the MCV Partnership which was formed to construct and operate the MCV Facility. The MCV Facility was sold to five owner trusts and leased back to the MCV Partnership.
CMS Holdings is a limited partner in the FMLP, which is a beneficiary of one of these trusts. CMS Holdings' indirect beneficial interest in the MCV Facility is 35 percent.

Consumers owns fee title to 1,140 acres of land in the City and Township of Midland, Midland County, Michigan, occupied by the MCV Facility. The land is leased to the owners of the MCV Facility by five separate leases, each leasing an undivided interest and in the aggregate totaling 100 percent, for an initial term ending December 31, 2035 with possible renewal terms to June 15, 2090.

Consumers owns or leases three principal general office buildings in Jackson, Michigan and 53 field offices at various locations in Michigan's Lower Peninsula. Of these, two general office buildings and 15 field offices are leased. Also owned are miscellaneous parcels of real estate not now used in utility operations.

For information on capital expenditures, see Item 7. Consumers
Management's Discussion and Analysis - Outlook and Item 8. Financial Statements and Supplementary Data - Note 15 of Consumers' Notes to Consolidated Financial Statements.


CMS ENERGY OTHER PROPERTIES

CMS Generation has ownership interests in certain facilities such as Loy Yang, Jorf Lasfar and El Chocon. The Loy Yang assets are owned in fee, but are subject to the security interests of its creditors. The Jorf Lasfar facility is held pursuant to a right of possession agreement with the Moroccan state owned Office National de l'Electricite. The El Chocon facility is held pursuant to a 30 year possession agreement.

CMS Gas Transmission has ownership interests in 367 miles of pipelines in the state of Michigan. Additionally, CMS Gas Transmission owns a 25 percent general partnership interest in TGN, which owns and operates 3,048 miles of pipeline that provides natural gas transmission service to the northern and central parts of Argentina.

In June 1997, CMS Gas Transmission acquired a 260 mile pipeline in western Australia. The acquisition included 30 bcf of proved natural gas reserves with two gas production licenses and an associated gas storage facility in pre-operational testing.

CMS Gas Transmission also has ownership interests in other facilities, including a proprietary gas processing company which has patents for its helium removal and nitrogen rejection processes, gas gathering systems and processing plants, and an enhanced oil recovery project which involves flooding depleted oil reservoirs with carbon dioxide.

CMS Energy, through certain subsidiaries; owns a 50 percent interest in Bay Harbor Company, L.L.C., a development in Emmet County Michigan, owns 6,000 acres of undeveloped land in Benzie and Manistee Counties Michigan; and owns 53 acres of undeveloped land in Muskegon County Michigan.

The following table shows interests in independent power plants at December 31, 1997.


                                       Ownership        Gross
   Location                          Interest (%)   Capacity (MW)

CMS Generation
  Wood Fueled
   Domestic                         35.0 - 50.0           234
  Fossil Fueled
   Domestic                          8.8 - 50.0           410
   International
     Andhra Pradesh, India                 25.3           235
     Mendoza Province, Argentina           80.6           506
     Port of Jorf Lasfar, Morocco          50.0           660
     State of Victoria, Australia          49.6         2,000
     Other                          25.3 - 47.5           386
  Scrap Tire Fueled
   Domestic                                50.0            31
  Hydro Generation
   Domestic                          1.0 - 55.5            98
   International
     Limay River, Argentina                17.2         1,320
  Wind Generation
   Domestic                          8.5 - 22.7           102
CMS Midland
  Fossil Fueled
   Midland, Michigan                       49.0(a)      1,370

(a) See the previous section - Consumers Other Properties - for more information.

For information on capital expenditures, see Item 7. CMS Energy
Management's Discussion and Analysis - Capital Resources and Liquidity and
Item 8. Financial Statements and Supplementary Data - Note 19 of
CMS Energy's Notes to Consolidated Financial Statements.

                          ITEM 3.  LEGAL PROCEEDINGS.


CMS Energy, Consumers and some of their subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to the combined Item 1. Business -
CMS Energy and Consumers Regulation, as well as to each of CMS Energy's and Consumers' item 7. Management's Discussion and Analysis and Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.


CMS ENERGY

EXEMPTION UNDER PUHCA: CMS Energy is exempt from registration under PUHCA. In December 1991, the Attorney General and the Michigan Municipal Cooperative Group filed a request with the SEC for the revocation of CMS Energy's exemption. In January 1992, CMS Energy responded to the revocation request affirming its position that it is entitled to the exemption. In April 1992, the MPSC filed a statement with the SEC that recommended that the SEC impose certain conditions on CMS Energy's exemption. CMS Energy vigorously contested the revocation request and believes it will maintain the exemption. There has been no action taken by the SEC on this matter.

In June 1995, the SEC released a staff report that recommended legislative options to Congress: 1) repeal PUHCA and strengthen the ability of the FERC and state regulators to obtain books and records, conduct audits and review affiliate transactions; 2) repeal PUHCA, without condition; or 3) amend PUHCA to give the SEC broader exemptive authority. The SEC staff supported option 1 because it would achieve the benefits of unconditional repeal, while preserving the ability of states to protect consumers. Several bills were introduced during 1997 in the United States House of Representatives and the United States Senate that would repeal PUHCA. In April 1997, a bill was introduced in the United States Senate that would repeal PUCHA without at the same time deregulating the electric industry. This bill was referred to the Senate Banking Housing and Urban Affairs Committee, the chairman of which is a cosponsor of the bill, and amended by that Committee in June 1997 with a recommendation that the bill pass as amended.

INDEPENDENT POWER PRODUCTION PROJECT LITIGATION:  In August 1995, William
R. Williams and two of his corporations, Altresco Philippines, Inc. and WRW Corporation (formerly Altresco International, Inc.), filed a lawsuit against CMS Generation now pending in the United States District Court for the District of Colorado, in connection with a project to be developed in Bantangas, Philippines by Luzon Power Associates, Inc. in which
CMS Generation owned 50 percent. The complaint alleges breach of a confidentiality agreement, breach of fiduciary duty, intentional interference with a contract, breach of implied covenant of good faith and fair dealing, and unfair competition. The claims primarily relate to a confidentiality agreement between the parties and CMS Generation's alleged violation of a restrictive covenant in the confidentiality agreement. The plaintiffs claim direct damages of approximately $85 million and indirect damages in a like amount from loss of future business, plus punitive damages, interest, and attorney's fees. Most issues raised in the suit are subject to mandatory arbitration, presently scheduled for May 1998. The trial date has been postponed until the fall of 1998. CMS Generation believes the plaintiff's position is without merit and intends to vigorously oppose any claims they may raise but cannot predict the outcome of this matter.


CONSUMERS

STRAY VOLTAGE LAWSUITS: Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. Claimants contend that stray voltage affects farm animal behavior, reducing the productivity of their livestock operations. Investigation by Consumers of prior stray voltage complaints disclosed that many factors, including improper wiring and malfunctioning of on-farm equipment, can lead to the stray voltage phenomenon. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns including, when necessary, modifying the configuration of the customer's hook-up to Consumers' system. In October 1993, a complaint seeking certification as a class action suit was filed against Consumers in a Michigan circuit court. The complaint alleged that in excess of a billion dollars of damages, primarily related to lost production by certain livestock owned by the purported class, were being incurred as a result of stray voltage from electricity being supplied by Consumers. In March 1994, the Court decided to deny class certification for this complaint, concluded that the claims of over 200 named plaintiffs had been improperly joined in a single action and dismissed, subject to re-filing as separate suits, the October lawsuit with respect to all but one of the named plaintiffs. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. In April 1994, the plaintiffs appealed the Court's denial of class certification in this matter to the Court of Appeals. The Court of Appeals dismissed the case. In December 1997, the Michigan Supreme Court remanded for further proceedings the March 1994 trial court decision. The Michigan Supreme Court did not disturb the trial court's ruling with respect to denial of class certification, nor did it reverse the trial court determination that the plaintiffs had been improperly joined in a single action, but questioned the trial court's decision requiring each of the improperly joined lawsuits to re-file new lawsuits on an individual basis. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. At December 31, 1997, Consumers had 12 individual cases, unrelated to the cases discussed above, pending for trial, down from 22 pending at year end 1996.

HIGHLAND TOWNSHIP FRANCHISE PROCEEDING: MichCon obtained a revocable franchise in 1956 to provide natural gas service to Highland Township, Michigan. In 1962, Consumers secured an irrevocable 30 year franchise to provide natural gas service to Highland Township. Neither franchise was exclusive. Although MichCon's franchise for service in Highland Township expired in 1986 and was not renewed, MichCon continued service to customers in Highland Township. Consumers secured a revocable renewal franchise for Highland Township in 1992. Thereafter in 1992, Consumers filed suit to enjoin MichCon from expanding its gas service to new customers in Highland Township. The Circuit Court of Oakland County, Michigan denied MichCon's motion for summary disposition and granted Consumers' petition for an injunction. MichCon subsequently transferred its remaining rights and interest in Highland Township to Consumers, ceased doing business there and appealed the Circuit Court decision with the Court of Appeals. In August 1995, the Court of Appeals refused to decide the issue addressed by the Circuit Court (namely whether MichCon, as a holdover utility without any franchise, could continue to lawfully do business in a township) because the Court of Appeals concluded that Consumers' 1992 revocable renewal franchise was invalid since it was not confirmed by a vote of the Highland Township electorate as the Court determined was required by the Michigan Public Utility Franchise Act. Prior to this decision, the commonly held interpretation of the Michigan Public Utility Franchise Act was that a vote of the electorate was only required for irrevocable franchises, not revocable franchises such as that held by Consumers in this case. The Court of Appeals reversed the Circuit Court decision and remanded the case to the Circuit Court for entry of summary disposition in MichCon's favor -- even though the only franchise MichCon had ever possessed was revocable and thus, under the Court of Appeals' decision, invalid. Consumers application with the Michigan Supreme Court for leave to appeal was granted in April 1997.
Subsequently, the Supreme Court dismissed this proceeding citing the June 1996 passage of Michigan Legislation amending the Michigan Public Utility Franchise Act to provide that revocable franchises may be granted by a township without a vote of the electorate. That statute resolved the issue in this case. This proceeding is now closed.

CONSUMERS' JOINT LAWSUIT AGAINST DOE: Under the Nuclear Waste Policy Act of 1982, the DOE was required to begin accepting deliveries of spent nuclear fuel from commercial operators by January 31, 1998 for disposal, even if a permanent storage repository was not then operational. The unconditional nature of the DOE's obligation was confirmed by the United States Court of Appeals for the District of Columbia Circuit in 1996. Utilities, including Consumers, and their customers have been prepaying the costs of DOE transport and disposal through fees based on electric generation by their nuclear plants. In January 1997, in response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in the United States Court of Appeals for the District of Columbia Circuit. The utilities sought a declaration that they are relieved of their obligation to remit their quarterly fee payments to the DOE and are authorized to escrow any related fees collected from their customers, unless and until the DOE begins to accept spent nuclear fuel. The suit also sought an order requiring the DOE to develop a program to begin acceptance of spent nuclear fuel by January 31, 1998. In November 1997, the United States Court of Appeals decided that the contract between the DOE and the utilities provided a potentially adequate remedy if the DOE failed to fulfill its obligations by January 31, 1998. The Court of Appeals issued a written opinion precluding the DOE from excusing its own delay on the grounds that it did not have a permanent repository or interim storage facility. Also in 1997, federal legislation was reintroduced to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada. Further litigation before the courts or administrative proceedings before the DOE on this subject is likely as the utilities and their state regulatory agencies strive to secure the benefits of the Nuclear Waste Policy Act.


CMS ENERGY AND CONSUMERS

ANTITRUST LITIGATION: In October 1997, Indeck Energy Services, Inc. and Indeck Saginaw Limited Partnership, independent power producers, filed a lawsuit against CMS Energy and Consumers in the United States District Court for the Eastern District of Michigan. The suit alleges antitrust violations relating to contracts that Consumers entered into with some of its customers as well as claims relating to independent power production projects. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by and are subject to the jurisdiction of the MPSC. On November 21, 1997, Consumers and CMS Energy filed a motion for summary judgement and/or dismissal of the complaint. The motion will be decided in early 1998 before the lawsuit is allowed to proceed. CMS Energy and Consumers presently believe the lawsuit is entirely without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

ENVIRONMENTAL MATTERS: CMS Energy, Consumers and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. However, based on their present knowledge and subject to future legal and factual developments, CMS Energy and Consumers believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition, see Item 1. Business - CMS Energy and Consumers Environmental Compliance, Item 7. Management's Discussion and Analysis and Item 8. Financial Statements and Supplementary Data - Note 6 of Consumers' Notes to Consolidated Financial Statements.

                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY HOLDERS.


CMS ENERGY

None in the fourth quarter of 1997 for CMS Energy.


CONSUMERS

None in the fourth quarter of 1997 for Consumers.

                                    PART II

         ITEM 5.  MARKET FOR CMS ENERGY'S AND CONSUMERS' COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS.

CMS Energy

Market prices for CMS Energy's Common Stock and related security holder matters are contained in Item 8. Financial Statements and Supplementary Data - CMS Energy's Quarterly Financial and Common Stock Information, which is incorporated by reference herein. At February 25, 1998, the number of registered shareholders totaled 67,278 for CMS Energy Common Stock and 4,466 for Class G Common Stock.

Consumers

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In May, August, November and December 1997, Consumers paid $70 million, $43 million, $57 million and $48 million in cash dividends, respectively, on its common stock. In May, August, November and December 1996, Consumers paid $75 million, $40 million, $48 million and $37 million in cash dividends, respectively, on its common stock.


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


                    ITEM 7A.  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

CMS Energy

Quantitative and Qualitative Disclosures About Market Risk is contained in
Item 8. Financial Statements and Supplementary Data - CMS Energy's Management's Discussion and Analysis - Results of Operations - Market Risk Information which is incorporated by reference herein.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:


CMS Energy                                                      Page

Selected Financial Information. . . . . . . . . . . . . . . .    38
Management's Discussion and Analysis. . . . . . . . . . . . .    41
Consolidated Statements of Income . . . . . . . . . . . . . .    57
Consolidated Statements of Cash Flows . . . . . . . . . . . .    58
Consolidated Balance Sheets . . . . . . . . . . . . . . . . .    59
Consolidated Statements of Preferred Stock. . . . . . . . . .    61
Consolidated Statements of Common Stockholders' Equity. . . .    62
Notes to Consolidated Financial Statements. . . . . . . . . .    63
Report of Independent Public Accountants. . . . . . . . . . .    97
Quarterly Financial and Common Stock Information. . . . . . .    98


Consumers                                                       Page

Selected Financial Information. . . . . . . . . . . . . . . .   101
Management's Discussion and Analysis. . . . . . . . . . . . .   102
Consolidated Statements of Income . . . . . . . . . . . . . .   113
Consolidated Statements of Cash Flows . . . . . . . . . . . .   114
Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   115
Consolidated Statements of Long-Term Debt . . . . . . . . . .   117
Consolidated Statements of Preferred Stock. . . . . . . . . .   118
Consolidated Statements of Common Stockholder's Equity. . . .   119
Notes to Consolidated Financial Statements. . . . . . . . . .   120
Report of Independent Public Accountants. . . . . . . . . . .   144
Quarterly Financial Information . . . . . . . . . . . . . . .   145










                           1997 Financial Statements


Selected Financial Information                                                           CMS Energy Corporation


                                                           1997        1996        1995        1994        1993

Operating revenue (in millions)                  ($)      4,787       4,333       3,890       3,614       3,476

Consolidated net income (in millions)            ($)        268         240         204         179         155

Average common shares outstanding
 (in thousands)
    CMS Energy                                           96,144      92,462      88,810      85,888      81,251
    Class G                                               8,015       7,727       7,511           -           -

Earnings per average common share
    CMS Energy - Basic                           ($)       2.63        2.45        2.27        2.09        1.90
               - Diluted                         ($)       2.61        2.44        2.26        2.08        1.90
    Class G    - Basic and Diluted               ($)       1.84        1.82         .38           -           -

Cash from operations (in millions)               ($)        657         661         682         612         484

Capital expenditures, excludes capital
 lease additions and DSM (in millions)           ($)        711         659         535         575         550

Total assets (in millions)                       ($)      9,793       8,615       8,143       7,378       6,958

Long-term debt, excluding current
 maturities (in millions)                        ($)      3,272       2,842       2,906       2,709       2,405

Non-current portion of capital
 leases (in millions)                            ($)         75         103         106         108         115

Total preferred stock (in millions)              ($)        238         356         356         356         163

Total Trust Preferred Securities (in millions)   ($)        393         100           -           -           -

Cash dividends declared per common share
    CMS Energy                                   ($)       1.14        1.02         .90         .78         .60
    Class G                                      ($)       1.21        1.15         .56           -           -

Market price of common stock at year-end
    CMS Energy                                   ($)    44-1/16      33-5/8      29-7/8      22-7/8      25-1/8
    Class G                                      ($)     27-1/8      18-3/8      18-7/8           -           -

Book value per common share at year-end (a)
    CMS Energy                                   ($)      18.73       17.00       15.15       12.78       11.33
    Class G                                      ($)      10.91       11.38       10.60           -           -

Return on average common equity                  (%)       14.6        15.2        15.9        17.3        18.3

Return on assets (a)                             (%)        5.7         5.4         5.2         4.9         4.6

Number of employees at year-end
 (full-time equivalents)                                  9,682       9,712      10,105       9,972      10,013



Selected Financial Information (Continued)                                               CMS Energy Corporation


                                                           1997        1996        1995        1994        1993
Electric Utility Statistics

  Sales (billions of kWh)                                  37.9        37.1        35.5        34.5        32.8

  Customers (in thousands)                                1,617       1,594       1,570       1,547       1,526

  Average sales rate per kWh                   (cents)     6.57        6.55        6.36        6.29        6.28

Gas Utility Statistics

  Sales and transportation deliveries (bcf)                 420         448         404         409         411

  Customers (in thousands) (b)                            1,533       1,504       1,476       1,448       1,423

  Average sales rate per mcf                     ($)       4.44        4.45        4.42        4.48        4.46

Electric and Gas Non-Utility Statistics

  CMS Energy's share of unconsolidated
    independent power production
    revenue (in millions)                        ($)        621         493         497         385         334

  Independent power production
    sales (millions of kWh)                              13,126       7,823       7,422       6,216       5,019

  CMS Energy's share of unconsolidated
    natural gas transmission, storage and
    processing revenue (in millions)             ($)         51          42          26           7           3

  CMS Energy's share of unconsolidated
    marketing, services and trading
    revenue                                      ($)        202           -           -           -           -

  Gas marketed for end-users (bcf)                          243         108         101          66          60

Exploration and Production Statistics

  Sales (net equiv. MMbbls) (a)                            11.4        10.1         9.0         5.6         5.0

  Proved reserves (net equiv. MMbbls) (a)                 152.0       133.5       124.5       108.0        69.8

  Proved reserves added
    (net equiv. MMbbls) (a)                                29.8        18.7        25.6        29.0         3.9

  Finding cost per net equiv. barrel             ($)       2.38        2.94        5.06        5.92        4.97


(a) Certain prior year amounts were restated for comparative purposes.
(b) Excludes off-system transportation customers.


                                            (This page intentionally left blank)

                            CMS Energy Corporation
                     Management's Discussion and Analysis


This Annual Report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, that include, without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this report. Refer to the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: acquisition, development and operation of independent power production facilities; oil and gas exploration and production; storage, transmission and processing of natural gas; energy marketing, services and trading; and international energy distribution.


RESULTS OF OPERATIONS

CMS Energy Consolidated Earnings

                           In Millions, Except Per Share Amounts
Years Ended December 31               1997      1996      Change
--------------------------------------------------------------

Consolidated Net Income              $ 268     $ 240       $  28
Net Income Attributable
 to Common Stocks:
   CMS Energy                          253       226          27
   Class G                              15        14           1
Earnings Per Average
 Common Share:
   CMS Energy
        Basic                         2.63      2.45         .18
        Diluted                       2.61      2.44         .17
   Class G
        Basic and Diluted             1.84      1.82         .02
==============================================================

CMS Energy experienced earnings growth for the fifth consecutive year. This historical growth reflects changes in regulation allowing CMS Energy to invest in other states and countries, and to offer a full range of services and fuels. The increased earnings for 1997 resulted from (i) a February 1996 electric rate increase received by Consumers that benefitted all of 1997, (ii) increased electric sales by Consumers, (iii) improved earnings from the MCV Partnership, (iv) increased revenues from the transmission of electricity for others, (v) increased income from international independent power production, and (vi) increased income from international gas transmission, storage and processing. Partially offsetting these increases, however, were (i) decreased gas deliveries by Consumers due to warmer winter month temperatures in 1997 and the loss of an extra day for the 1996 leap year, (ii) marketing losses due to lower gas margins, and (iii) lower gas production and lower oil and gas prices in the oil and gas exploration and production business. Earnings for 1997 also included recognition of a gain on the sale of CMS NOMECO's entire interest in oil and gas properties in Yemen, an industry expertise service fee in connection with the Loy Yang A acquisition, a gain on the sale of the Ames gas gathering system, and Consumers' adjustment of prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds. Comparatively, the 1996 results included a gain on the sale of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent interest, a gain on the sale of a partnership interest and a refund received by the MCV Partnership.

The increase in consolidated net income for 1996 over 1995 primarily reflects the favorable impact of an electric rate increase and an operating income increase from a refund received by the MCV Partnership that provided a $6 million earnings benefit for CMS Energy. Earnings in 1996 also reflect increased electric sales, gas deliveries and revenues from gas loaning activities. Consolidated net income was also affected by increased earnings from CMS Gas Transmission's 25 percent ownership interest in TGN and increased equity earnings resulting from the sale of a power purchase agreement. CMS Gas Transmission and CMS Generation are subsidiaries of Enterprises.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

Electric Utility Results of Operations

Electric Pretax Operating Income:

                                                           In Millions
Change Compared to Prior Year           1997 vs 1996      1996 vs 1995
--------------------------------------------------------------------------
Sales (including
 special contract discounts)                   $   5             $   1
Rate increases and other regulatory issues        11                50
Operation and maintenance                         24                 2
General taxes, depreciation and other            (19)              (14)
                                                ----              ----
Total increase/(decrease)
 in pretax operating income                     $ 21              $ 39
                                                ====              ====

Electric Sales: Total electric sales in 1997 were 38 billion kWh, an increase of 2.3 percent over 1996 sales. The increase reflects continued economic growth in Michigan and a 1.2 percent increase in sales to ultimate customers, primarily within the industrial class. Total electric sales in 1996 were 37 billion kWh, an increase of 4.4 percent over the 1995 level. The increase in 1996 is primarily attributable to an increase in intersystem sales and a 1.7 percent increase in sales to ultimate customers. This increase also reflects continued economic growth in Consumers' territory.

Power Costs: Cost increases in both 1997 and 1996 over the prior periods reflect greater power purchases from outside sources to meet increased sales demand. The following table quantifies the changes in electric power costs:

                                                           In Millions
Years Ended December 31     1997    1996  Change      1996   1995  Change
-----------------------------------------------------------------------

                          $1,139  $1,087     $52    $1,087   $970    $117
=======================================================================

Electric Utility Operating Issues:

Power Purchases from the MCV Partnership: In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For 1997, the MCV Facility was available 99 percent of the time, resulting in after-tax cash underrecoveries of $41 million. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below. For further information, see Power Purchases from the MCV Partnership in
Note 3.

                                                              In Millions
                               1998   1999     2000       2001       2002
-----------------------------------------------------------------------

Estimated cash
 underrecoveries, net of tax    $23    $22      $21        $20        $19
========================================================================

Consumers bases the above estimated underrecoveries, in part, on an estimate of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, Consumers will need to recognize losses for future underrecoveries larger than amounts previously recorded. Therefore, Consumers would experience larger amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual MCV Facility operations.

Electric Rate Proceedings: In 1996, the MPSC issued a final order authorizing Consumers to recover costs associated with the purchase of an additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment. To implement the accelerated recovery, the order required an increase in annual nuclear plant depreciation expense by $18 million with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. For further information on these issues, see the Electric Business Outlook section of this MD&A and Notes 3 and 4.

Nuclear Matters:  In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for the Palisades. The report rated all areas as good, unchanged from the previous assessment.

The NRC requires Consumers to make certain calculations and report to it on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock. In 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks," for temporary on-site storage.

Big Rock closed permanently on August 29, 1997 because management determined that the plant would be uneconomical to operate in an increasingly competitive environment. Consumers originally scheduled the plant to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and may take five to ten years to return the site to its original condition. The earlier than planned closure of the plant and the reopening of the South Carolina Barnwell facility to receive low level radioactive waste have changed the method of decommissioning from the safe storage option to immediate dismantlement. This change could have an impact on the estimated decommissioning cost which is required to be updated in a filing with the MPSC by March 31, 1998. For further information on nuclear matters, see
Note 11.

Electric Environmental Matters: The Clean Air Act contains significant environmental provisions specific to utilities. During the past few years, Consumers incurred $46 million in capital expenditures. Consumers believes it may incur an additional $30 million in capital expenditures by the year 2000 to comply with the current sulfur dioxide and nitrogen oxide emission limits established by the EPA.

Consumers currently operates within all Clean Air Act requirements and meets current ozone and particulate emission limits. The EPA recently revised the national air quality standards, which may further limit small particulate and ozone related emissions, and proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units. It is unlikely that the State of Michigan will establish Consumers' emissions reduction target until mid-to-late 1999. Until this state-mandated target is known, the estimated cost of compliance is subject to significant revision. The preliminary estimate of capital costs to reduce nitrogen oxide related emissions for Consumers' fossil-fueled generating units is approximately $175 million, plus an additional amount totaling $10 million per year for the next 20 years for operation and maintenance costs. Consumers may need an equivalent amount to comply with the new small particulate standards. The State of Michigan objected to the extent of the proposed EPA emission reductions. If the State of Michigan's position were to be adopted by the EPA, costs could be less than the current estimated amounts. Consumers supports the bipartisan effort in the U.S. Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established scientifically.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Many other creditworthy, potentially responsible parties, with substantial assets also cooperate with respect to the individual sites. Based on current information, management believes it is unlikely that the liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on CMS Energy's financial position, liquidity or results of operations.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and polychlorinated biphenyls. Consumers does not believe that any facility in the United States currently accepts the radioactive portion of that waste. The cost of removal and disposal is currently unknown. These costs would constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options. For further information regarding these and other environmental matters, see Electric Environmental Matters in Note 10 and Nuclear Plant Decommissioning in Note 2.

Stray Voltage: Various parties have sued Consumers relating to the effect of so-called stray voltage on certain livestock. In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of December 31, 1997, Consumers had 12 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from 22 lawsuits as reported at year end 1996.

Other: In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court alleging antitrust violations and economic losses due to special electric contracts signed by Consumers with large customers. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by, and are subject to, the jurisdiction of the MPSC. In November 1997, Consumers and CMS Energy filed a motion for summary judgement and/or for dismissal of the complaint filed by the plaintiffs. Consumers and CMS Energy believe the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

Consumers Gas Group Results of Operations

Gas Pretax Operating Income:

                                                        In Millions
Change Compared to Prior Year          1997 vs 1996    1996 vs 1995
-----------------------------------------------------------------
Sales                                          $(13)           $  3
Gas wholesale and retail
 services activities                             (9)              7
Operations and maintenance                       24              (4)
General taxes, depreciation
 and other                                       (7)             (4)
                                               ----            ----
Total increase/(decrease)
 in pretax operating income                    $ (5)           $  2
                                               ====            ====

Gas Deliveries: System deliveries in 1997, including miscellaneous transportation, totaled 420 bcf, a decrease of 28 bcf or 6.1 percent compared to 1996. The decreased deliveries for 1997 compared to 1996 reflect warmer temperatures in 1997 and loss of an extra day for the 1996 leap year. Comparable system deliveries for 1996 totaled 448 bcf, an increase of 44 bcf or 10.8 percent compared to 1995. The increased deliveries for 1996 compared to 1995 reflect growth resulting from customer additions, conversions to natural gas from alternative fuels, continued strength in the Michigan economy and the benefit from the added leap year day in 1996.

Cost of Gas Sold: The cost decrease for 1997 was the result of decreased sales and lower gas prices. The cost increase for 1996 was the result of increased sales.

                                                          In Millions
Years Ended December 31      1997  1996  Change     1996  1995 Change
___________________________________________________________________

                             $694  $750    $(56)    $750  $674    $76
===================================================================

Consumers Gas Group Operating Issues:

Gas Rate Proceedings: Consumers entered into a special natural gas transportation contract in response to a customer's proposal to bypass Consumers' system in favor of a competitive alternative. In 1995, the MPSC approved the contract. The MPSC stated, however, that Consumers' shareholders must bear the revenue shortfall created by the difference between the contract's discounted rate and the floor price of an MPSC-authorized gas transportation rate. In 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional. In October 1997, the Court of Appeals issued an opinion affirming the MPSC's order. Consumers has sought a rehearing of the Court of Appeals opinion. For further information on Gas Proceedings, see the Consumers Gas Group Business Outlook section of this MD&A and Note 4.

Gas Cost Recovery Matters: In 1995, the MPSC issued an order favorable to Consumers' position in a $44 million contract pricing dispute (excluding interest) between Consumers and certain gas producers. The Court of Appeals upheld the MPSC order. The gas producers have now appealed to the Michigan Supreme Court. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit. Consumers will vigorously oppose any claims the producers may raise, but cannot predict the outcome of this issue.

Gas Environmental Matters: Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Consumers estimates its costs related to investigation and remedial action at $48 million to $98 million. This estimate is based on undiscounted 1998 costs. Any significant change in assumptions, such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of investigation and remedial action costs for the sites. For further information regarding environmental matters, see
Note 10 .

Independent Power Production Results of Operations

Pretax Operating Income: The improved earnings in the independent power production business demonstrates the successful strategy to search for global opportunities. Pretax operating income for 1997 increased $28 million (43 percent) from 1996. This increase primarily reflects increased operating income resulting from increased international earnings, higher electricity sales by the MCV Facility, the industry expertise service fee income earned in connection with the Loy Yang transaction in 1997, and increased earnings attributable to the Loy Yang and Jorf Lasfar projects. These increases were offset by the absence of certain 1996 nonrecurring gains, including the gain on the sale of a power purchase agreement by a partnership in which CMS Generation owns a 50 percent interest. Pretax operating income for 1996 increased $22 million from 1995, primarily reflecting nonrecurring gains and increased operating income from a refund received by the MCV Partnership. See the Capital Resources and Liquidity - Capital Expenditures, and Outlook - International Operations Outlook sections of this MD&A for further discussion of Loy Yang and Jorf Lasfar.

Independent Power Production Operating Issues

Contracts to sell 11 percent of Loy Yang's capacity will expire during 1998. Although Loy Yang will make attempts to replace these contracts at comparable prices, there is no assurance that the new contracts will be at the same price. CMS Generation does not currently expect to incur significant capital costs, if any, at its power facilities to comply with current environmental regulatory standards.

Oil and Gas Exploration and Production Results of Operations

Pretax Operating Income: The oil and gas exploration and production segment of CMS Energy experienced continued growth in 1997. Pretax operating income for 1997 increased $11 million (28 percent) over 1996. This increase is the result of a gain on the sale of CMS NOMECO's entire interest in oil and gas properties in Yemen and 33 percent higher oil production. The increase is offset by lower oil and gas prices and gas production and higher operating expenses. Pretax operating income for 1996 increased $9 million from 1995, primarily due to higher oil and gas prices and volumes, partially offset by the recognition of a $10 million gain from assignment and novation of a gas supply contract recorded in the first quarter of 1995.

Natural Gas Transmission, Storage and Processing Results of Operations

Pretax Operating Income: Similar to the independent power production business, CMS Energy's natural gas transmission, storage and processing business earnings reflect the ability to acquire and develop major pipelines worldwide. Pretax operating income for 1997 increased $7 million (26 percent). The increase primarily reflects income attributable to the Australian pipeline acquired in 1997, income attributable to domestic and international operations and a gain on the sale of a portion of the Ames gas gathering system. These increases were partially offset by the 1996 gain resulting from the dissolution of the Moss Bluff and Grand Lacs partnerships. Pretax operating income for 1996 increased $14 million from 1995, reflecting new pipeline and storage investments, primarily TGN, the continued growth of existing projects, and a gain relating to the Moss Bluff and Grand Lacs partnerships.

Marketing, Services and Trading Results of Operations

Pretax Operating Income: CMS MST provides energy commodity marketing, risk management and energy management services to commercial and industrial customers throughout the United States and plans to expand operations worldwide. Pretax operating income for 1997 decreased $7 million from the 1996 period. The decrease is a result of substantially higher than expected natural gas prices that severely impacted CMS MST's ability to achieve positive margins on fixed price sales, and higher than expected start up costs. Despite the decreased earnings, CMS MST will continue to position itself for future growth in the new energy world.
Gas marketed for end users totaled 243 bcf and 108 bcf for 1997 and 1996, respectively. Wholesale electric trading, a new marketing activity for CMS MST in 1997, totaled 900,000 MW. CMS MST completed over 300 energy management services projects resulting in $6 million in revenues.

Market Risk Information

CMS Energy is exposed to market risk including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity prices. Derivative instruments including, but not limited to, futures contracts, swaps, options and forward contracts may be used to manage these exposures. Derivatives are principally used as hedges and not for trading purposes. During 1997, trading activities were immaterial. In the case of hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

Management uses commodity futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price) and oil swaps to manage commodity price risk. They also use forward exchange contracts to hedge certain receivables, payables and long-term debt relating to foreign investments. Management also uses equity investments in which CMS Energy or its subsidiaries hold less than a 20 percent interest. These commodity, financial and equity instruments do not expose CMS Energy to material market risk.

Interest Rate Risk: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $ 3.3 billion at December 31, 1997 with a fair value of $3.3 billion. The fair value of CMS Energy's financial derivative instruments at December 31, 1997, with a notional amount of $1.1 billion, was $13 million, representing the amount that CMS Energy would have paid to terminate these agreements on December 31, 1997. For purposes of the new SEC disclosure requirements, CMS Energy performed a sensitivity analysis. The analysis assesses the potential loss in fair value, cash flows and earnings based upon hypothetical increases and decreases in market interest rates. A hypothetical 10 percent adverse shift in market rates in the near term would not have a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of December 31, 1997.

Limitations of the Sensitivity Model: Management does not believe that a sensitivity analysis alone provides an accurate or reliable method for monitoring and controlling risk. Therefore, CMS Energy and its subsidiaries rely on the experience and judgement of senior management and traders to revise strategies and adjust positions as they deem necessary. Losses in excess of the amounts determined could occur if market rates or prices exceed the 10 percent shift used for the analysis. The model assumes that the maximum exposure associated with purchased options is limited to premiums paid. The model does not take into consideration that the Trust Preferred Securities are convertible into CMS Energy Common Stock. The model assumes that conversion does not take place. If the conversion occurred, the $173 million of Trust Preferred Securities would be discharged through the issuance of 4.2 million shares of CMS Energy Common Stock. The model also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

For a discussion of accounting policies related to derivative transactions, see Note 9.


CAPITAL RESOURCES AND LIQUIDITY

Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from subsidiaries. In 1997, Consumers paid $218 million in common dividends. In October 1997, Consumers returned $50 million of paid-in capital to CMS Energy. During 1997, Enterprises paid common dividends and other distributions of $173 million to CMS Energy. CMS Energy's consolidated operating cash requirements are further met by its operating and financing activities.

Operating Activities: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the sale and transportation of natural gas by Consumers; the generation, transmission, and sale of electricity by Consumers; the sale of oil and natural gas; the transportation and storage of natural gas by CMS Gas Transmission; and the production and sale of electricity by other affiliates. Consolidated cash from operations totaled $657 million and $661 million for 1997 and 1996, respectively. The $4 million decrease resulted from changes in working capital and timing differences related to cash payments, cash receipts and the recognition of revenues for routine operations, which offset an increase in net income. CMS Energy uses its operating cash primarily to expand its international businesses, to maintain and expand electric and gas systems of Consumers, to retire portions of its long-term debt and to pay dividends.

Investing Activities: CMS Energy's consolidated net cash used in investing activities totaled $1.584 billion and $841 million for 1997 and 1996, respectively. The increase of $743 million primarily reflects increases in capital expenditures and investments in partnerships and unconsolidated subsidiaries during 1997. CMS Energy's 1997 expenditures for its utility and international businesses were $371 million and $1.181 billion, respectively, compared to $447 million and $432 million, respectively, during 1996.

Financing Activities: CMS Energy's net cash provided by financing activities totaled $938 million and $180 million for 1997 and 1996, respectively. The increase of $758 million in net cash provided by financing activities resulted from issuing the securities listed in the table below, an increase in notes payable and the reduction in the repayment of bank loans. The retirement of bonds and other long-term debt and the retirement of preferred stock partially offset the 1997 increase.


                                                           In Millions
                                 Distribution/  Principal  Use of
            Month IssuedMaturity Interest Rate     Amount  Proceeds
-----------------------------------------------------------------

CMS Energy
Senior Notes         May    2002        8.125%    $   350  Fund Loy Yang
Senior Notes   September    2004        7.625%        180  Discharge debt
Senior Notes    November    2000        7.375%        300  Pay down Senior
                                                           Credit Facilities

GTNs
  Series C           (2)     (2)      7.7% (2)        150  General corporate
                                                           purposes
  Series D           (2)     (2)      7.3% (2)         78  General corporate
                                                           purposes

Trust Preferred
  Securities (1)    June    2027     7.75% (4)        173  General corporate
                                                           purposes

Common Stock    November     N/A  4.142 shares        152  General corporate
                                                           purposes
                                                   ------
                                                    1,383
Consumers
Trust Preferred
 Securities(3) September    2027      8.20%(4)        120  Redeem preferred
                                                           stock
                                                   ------

Total                                              $1,503
                                                   ======

(1)For additional information regarding the sale of these securities see
Note 7 and note (b) on the  Consolidated Balance Sheets.
(2)GTNs are issued from time to time with various maturities. The rate shown herein is a weighted average interest rate.
(3)For additional information regarding the sale of these securities see
Note 7 and note (a) on the Consolidated Balance Sheets.
(4)Distributions are tax deductible.

In 1997, CMS Energy paid $109 million in cash dividends to holders of CMS Energy Common Stock and $10 million in cash dividends to holders of Class G Common Stock. In January 1998, the Board of Directors declared a quarterly dividend of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock, payable in February 1998.

In July 1997, the Board of Directors declared quarterly dividends of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock. CMS Energy paid these dividends in August 1997, representing an increase in the annualized dividend on CMS Energy Common Stock to $1.20 per share from the previous amount of $1.08 per share (an 11 percent increase) and an increase in the annualized dividend on Class G Common Stock to $1.24 per share from the previous dividend of $1.18 per share (a 5 percent increase).

Other Investing and Financing Matters: At December 31, 1997, the book value per share of CMS Energy Common Stock and Class G Common Stock was $18.73 and $10.91, respectively.

As of December 31, 1997, CMS Energy could issue $241 million in deferred coupon notes, GTNs, CMS Energy Common Stock, subordinated debentures, stock purchase contracts, stock purchase units and Trust Preferred Securities under various outstanding shelf registration statements on file with the SEC.

In July 1997, CMS Energy refinanced a $450 million unsecured revolving credit facility and a $125 million term loan with the $1.125 billion Senior Credit Facilities. The Senior Credit Facilities consist of a $400 million 364-day revolving credit facility, a $600 million three-year revolving credit facility and a five-year $125 million term loan facility.
 Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $155 million. These credit facilities are available to finance working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1997, the total amount utilized under the Senior Credit Facilities was $365 million, including $60 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $21 million.

CMS Energy has a bank commitment through March 1998 to enter into a $580 million credit agreement to fund investments in power projects.

In January 1998, a Delaware statutory business trust established by CMS Energy sold $180 million of certificates due January 15, 2005 in a public offering. In exchange for those proceeds, CMS Energy sold to the trust $180 million aggregate principal amount of 7 percent Extendible Tenor Rate Adjusted Securities due January 15, 2005. Net proceeds to CMS Energy from the sale totaled $176 million.

In January 1998, CMS Energy announced the commencement of an offer to exchange up to $300 million of its privately placed 7.375 percent Senior Unsecured Notes due 2000, Series A for 7.375 percent Senior Unsecured Notes due 2000, Series B that have been registered with the SEC. Other than their registration, the terms of the Series B Notes are substantially identical to the Series A (except that the Series B will not have transfer restrictions). The offer was completed in February 1998.

At December 31, 1997, Consumers had FERC authorization to: (i) issue or guarantee up to $900 million of short-term securities through 1998; (ii) issue, through November 1998, $376 million of long-term securities with maturities up to 30 years, for refinancing or refunding purposes; and
(iii) guarantee, through 1999, up to $25 million in loans made by others, to residents of Michigan for the purpose of making energy-related home improvements. In January 1998, Consumers requested authorization to issue, through November 1998, an additional $500 million of long-term securities for refinancing or refunding purposes.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1997, the total available amount remaining under these facilities was $168 million.

Consumers also has in place a $500 million trade receivables sale program. At December 31, 1997, $165 million in receivables remained available for sale under the program. For further information, see Note 5.

CMS Energy and its subsidiaries must redeem or retire $1.7 billion of long-term debt over the three-year period ending December 2000. In addition, at December 31, 1997, Consumers had a recorded liability to the DOE of $111 million, which Consumers must pay upon the first delivery of spent nuclear fuel to the DOE. Current federal law originally scheduled delivery of the fuel to occur in 1998 (see Note 2). Consumers plans to refinance $850 million of its long-term debt during 1998 and will continue to evaluate capital markets as a source of financing further debt retirements. In early 1998, Consumers called for the March 1998 redemption of $57 million aggregate principal amount of its 7.5 percent First Mortgage Bonds due 2001 and $62 million aggregate principal amount of its 7.5 percent First Mortgage Bonds due 2002.

In early 1998, Consumers issued $250 million of senior notes due February 1, 2008, at an interest rate of 6.375 percent. The senior notes are secured by a series of Consumers' First Mortgage Bonds, issued contemporaneously in a similar amount. Proceeds from the sale were added to the general funds of Consumers and applied to the payment, at maturity, of $248 million aggregate principal amount of Consumers' 8.75 percent First Mortgage Bonds due February 15, 1998.

The following discussions in Capital Expenditures and Outlook contain forward-looking statements. See the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those discussed herein.

Capital Expenditures

In September 1997, a joint venture of affiliates of CMS Generation and ABB Energy Ventures, Inc. collectively invested $395 million for their equity contribution in the Jorf Lasfar project company. Equity bridge loans from private banks provided the funds for their equity investment. CMS Energy guaranteed CMS Generation's 50 percent share of the $395 million borrowing that funded the equity contribution. A consortium of governmental, multilateral and private financial institutions provided an estimated additional $920 million of non-recourse debt financing. Jorf Lasfar is a $1.5 billion privatization and expansion project. CMS Energy anticipates that reinvested cash from operations, estimated at $191 million, will provide the balance of the financing needed for Jorf Lasfar.

In the second quarter of 1997, a consortium comprising subsidiaries of CMS Generation, among others, financed, through a consortium of banks, seventy-seven percent of the consortium's $3.7 billion payment to the Australian State of Victoria government for the Loy Yang acquisition. This financing occurred on a non-recourse basis to CMS Energy and CMS Generation. CMS Generation holds a 50 percent interest in the Loy Yang consortium.

In December 1997, the State of Sergipe, Brazil selected a group consisting of CMS Energy affiliates and CFLCL, to acquire, in a privatization, an 86 percent interest in the Energipe electric distribution utility. By prior agreement, CMS Electric & Gas acquired 39 percent of the equity securities of CFLCL for $180 million, which funded CFLCL's investment in Energipe. CMS Electric & Gas may increase its ownership interest in CFLCL during the first half of 1998.

Looking forward, CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $3.7 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures. Nevertheless, CMS Energy will continue to evaluate capital markets in 1998 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                               In Millions
Years Ended December 31                         1998       1999       2000
------------------------------------------------------------------------

Consumers electric operations (a) (b)        $   320    $   265    $   255
Consumers gas operations (a)                     115        115        115
Independent power production                     368        469        400
Oil and gas exploration and production           110        160        175
Natural gas transmission and storage             210         61        100
International energy distribution                142        125        100
Marketing, services and trading                   70         25         30
                                              ------     ------     ------

                                              $1,335     $1,220     $1,175
                                              ======     ======     ======

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Electric Utility Operating Issues - Electric Environmental Matters above and Note 10.

CMS Energy currently plans investments from 1998 to 2000: (i) for oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa; (ii) for independent power production operations to pursue acquisitions and development of electric generating plants in the United States, Latin America, Asia, Australia, the Pacific Rim region, North Africa and the Middle East; (iii) to continue development of non-utility natural gas storage, gathering and pipeline operations of CMS Gas Transmission, both domestic and international; (iv) to acquire, develop and expand international energy distribution businesses; and (v) to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.

These estimates are prepared for planning purposes and are subject to revision.


OUTLOOK

As the deregulation and privatization of the energy industry takes place in the United States and internationally, CMS Energy has positioned itself to be a leading international energy infrastructure company developing and operating energy facilities and providing energy services in all major world growth markets. CMS Energy provides a complete range of international energy expertise from well-head to burner-tip. Beyond 1997 it will continue to grow its businesses by finding opportunities to invest in additional energy infrastructures and to capitalize on being a major, full-service energy company. CMS Energy will increase its involvement in energy projects by pursuing opportunities in oil and gas exploration and development projects, natural gas pipelines and storage facilities, power generation, and electric and gas distribution systems around the world.
In addition, CMS Energy will focus more on marketing energy services and trading to take advantage of continued growth opportunities in both the domestic and international markets.

International Operations Outlook

CMS Energy will continue to grow internationally by investing in multiple projects in each country as well as by developing synergistic projects across its lines of business. CMS Energy believes these integrated projects will create more opportunities and greater value than individual investments. Also, CMS Energy will achieve this growth through strategic partnering where appropriate.

To improve the efficiency and focus of its international energy businesses, CMS Energy will separate its development efforts from the operations of its assets. CMS Energy plans to conduct its development efforts from offices in four regions of the world: Dearborn, Michigan for The Americas - Northern Hemisphere; Buenos Aires for The Americas - Southern Hemisphere; London for Africa, Europe and the Middle East; and Singapore for Southeast Asia and Australia.

CMS Energy's development efforts will focus on countries where there are multiple investment opportunities across its businesses, high energy growth expectations, defined legal and regulatory structures, and economic policies that support private investment. CMS Energy will continue to create value by using the extensive knowledge and experience it has gained in the United States over the past century, to gain competitive positions in these countries.

CMS Energy structures its investments to minimize operational and financial risks. These risks are mitigated when operating internationally by working with local partners, utilizing multi-lateral financing institutions, procuring political risk insurance and hedging foreign currency exposure where appropriate.

Electric Business Outlook

Growth: Consumers expects average annual growth of two and one-half percent per year in electric system deliveries over the next five years, based on the present industry and regulatory configuration in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

Restructuring: Consumers' electric retail service is affected by competition. To meet the challenge of competition, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option to terminate their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool, while Detroit Edison has given notice of early termination. Consumers expects FERC to rule on this issue in 1998.

In June 1997 the MPSC issued an order proposing that beginning January 1, 1998 Consumers would have to transmit and distribute energy on behalf of competing power suppliers to serve retail customers. The order states that by January 1, 2002, all customers would be free to choose (that is, have direct access to) their own power suppliers.

Under the June 1997 order, the MPSC would allow utilities to recover prudently incurred Transition Costs through a charge to all direct-access customers until the end of the transition period in 2007.

Subsequent to the June 1997 order, the MPSC issued orders in October 1997 and early in 1998. Ultimately, the MPSC allowed Consumers: (i) to recover Transition Costs of $1.755 billion through a charge to all direct-access customers until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; (ii) to commence the phase-in of direct access in March 1998; and (iii) to suspend the power supply cost recovery clause. The orders also confirm the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers believes that the Transition Cost surcharge will apply to all customers beginning in 2002. A separate charge to direct-access customers after MPSC review and verification would also recover prudent costs of implementing a direct-access program estimated at an additional $200 million. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount. For further information regarding restructuring, see Note 4.

Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. Consumers believes that the generation segment of its business is still subject to rate regulation based upon its present obligation to continue providing generation service to its customers, and the lack of definitive deregulation orders. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business.
Such a change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets. According to recently published Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business. At
December 31, 1997, Consumers had $277 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.4 billion included in electric plant and property. For further information regarding this issue, see Electric Business Outlook - Restructuring, above.

Consumers Gas Group Business Outlook

Growth: Consumers currently anticipates gas deliveries (excluding transportation to the MCV Facility and off-system deliveries) to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption may affect actual gas deliveries in future periods. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety, and home security.

Restructuring In December 1997, the MPSC approved Consumers' application to implement a statewide, three-year experimental gas transportation pilot program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. To minimize the risk of exposure to higher gas costs, Consumers currently has contracts in place at known prices covering a portion of its requirements through the year 2000. ABATE, the Attorney General and other parties filed claims of appeal of the MPSC's order with the Court of Appeals. For further information, see Note 4 .

Application of SFAS 71: Based on a regulated utility accounting standard, SFAS 71, Consumers may defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.


OTHER MATTERS

New Accounting Standards

In 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Each of these standards requires expanded disclosures effective for 1998. Also in 1997, the Emerging Issues Task Force published Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, and Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation. The consensus reached in Issue 97-4 allows a company to maintain regulatory assets and liabilities for part of a business that is being deregulated if deregulatory legislation or a commission rate order allows the collection of regulated cash flows to recover costs or settle obligations. The regulated portion of a business maintains these regulatory assets and liabilities until they are collected or settled, they are impaired, or until the regulated portion of the business becomes deregulated. The consensus reached in Issue 97-13 requires a company to expense the cost of business process reengineering activities as incurred, and requires a company to write off previously capitalized costs as a cumulative effect adjustment in 1997. CMS Energy was not affected by the requirements of this consensus. In addition, CMS Energy does not expect the application of the other statements to materially affect its financial position, liquidity or results of operations.

Computer Modifications for Year 2000

CMS Energy and its subsidiaries use software and related technologies throughout its businesses that the year 2000 date change will affect and, if uncorrected, could cause CMS Energy, among other things, to issue inaccurate bills, report inaccurate data, or incur plant outages. In 1995, CMS Energy began modification of its computer software systems by dividing programs requiring modification between critical and noncritical programs. All necessary program modifications are expected to be completed by the year 2000. CMS Energy devoted significant internal and external resources to these modifications. It will expense anticipated spending for these modifications as incurred, while capitalizing and amortizing the costs for new software over the software's useful life. CMS Energy does not expect that the cost of these modifications will materially affect its financial position, liquidity or results of operations.

Foreign Currency Translation:

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. As of December 31, 1997 the foreign currency translation adjustment was $96 million relating primarily to the U.S. and Australian Dollar exchange rate fluctuations related to Loy Yang.
CMS Energy currently believes that the Australian economy is stable and does not expect currency exchange rate fluctuations over the long term to materially adversely affect CMS Energy's financial position, liquidity or results of operations.


FORWARD-LOOKING INFORMATION

Forward-looking information is included throughout this report. This report also describes material contingencies in the Notes to Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing domestic and foreign governmental policies and regulatory actions (including those of FERC and the MPSC) with respect to rates, proposed electric and natural gas industries restructuring, change in industry and rate structure, operation of a nuclear power facility, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among other important factors. The business and profitability of CMS Energy are also influenced by economic and geographic factors, including political and economic risks (particularly those associated with international development and operations, including currency fluctuation), changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation or deflation, capital market conditions, unanticipated development project delays or changes in project costs, and the ability to secure agreement in pending negotiations, among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of CMS Energy.


Consolidated Statements of Income                                                        CMS Energy Corporation

                                                                          In Millions, Except Per Share Amounts
Years Ended December 31                                                            1997        1996        1995

Operating Revenue       Electric utility                                         $2,515      $2,446      $2,277
                        Gas utility                                               1,204       1,282       1,195
                        Independent power production                                168         140          96
                        Oil and gas exploration and production                       93         130         108
                        Natural gas transmission, storage and processing            102          62          25
                        Marketing, services and trading                             692         258         171
                        Other                                                        13          15          18
                                                                                 ------      ------      ------
                                                                                  4,787       4,333       3,890
                                                                                 ------      ------      ------
Operating Expenses      Operation
                          Fuel for electric generation                              297         296         283
                          Purchased power - related parties                         599         589         491
                          Purchased and interchange power                           243         202         196
                          Cost of gas sold                                        1,311         997         824
                          Other                                                     729         737         679
                                                                                 ------      ------      ------
                                                                                  3,179       2,821       2,473
                        Maintenance                                                 174         178         186
                        Depreciation, depletion and amortization                    477         441         416
                        General taxes                                               211         202         196
                                                                                 ------      ------      ------
                                                                                  4,041       3,642       3,271
                                                                                 ------      ------      ------
Pretax Operating        Electric utility                                            432         411         372
Income (Loss)           Gas utility                                                 153         158         156
                        Independent power production                                 96          68          46
                        Oil and gas exploration and production                       50          39          30
                        Natural gas transmission, storage and processing             33          26          12
                        Marketing, services and trading                              (5)          2           2
                        Other                                                       (13)        (13)          1
                                                                                 ------      ------      ------
                                                                                    746         691         619
                                                                                 ------      ------      ------
Other Income            Accretion income (Note 2)                                     8          10          11
(Deductions)            Accretion expense (Note 2)                                  (17)        (22)        (31)
                        Other, net                                                   (3)          1           9
                                                                                 ------      ------      ------
                                                                                    (12)        (11)        (11)
                                                                                 ------      ------      ------
Fixed Charges           Interest on long-term debt                                  273         230         224
                        Other interest                                               49          43          42
                        Capitalized interest                                        (16)         (8)         (8)
                        Preferred dividends                                          25          28          28
                        Trust Preferred Securities distributions (Note 7)            18           8           -
                                                                                 ------      ------      ------
                                                                                    349         301         286
                                                                                 ------      ------      ------
Income Before Income Taxes                                                          385         379         322

Income Taxes                                                                        117         139         118
                                                                                 ------      ------      ------
Consolidated Net Income                                                          $  268      $  240      $  204
                                                                                 ======      ======      ======
Net Income Attributable to Common Stocks        CMS Energy                       $  253      $  226      $  201
                                                Class G                          $   15      $   14      $    3
                                                                                 ======      ======      ======
Basic Earnings Per Average Common Share         CMS Energy                       $ 2.63      $ 2.45      $ 2.27
  (Note 8)                                      Class G                          $ 1.84      $ 1.82      $  .38
                                                                                 ======      ======      ======
Diluted Earnings Per Average Common Share       CMS Energy                       $ 2.61      $ 2.44      $ 2.26
  (Note 8)                                      Class G                          $ 1.84      $ 1.82      $  .38
                                                                                 ======      ======      ======
Dividends Declared Per Common Share             CMS Energy                       $ 1.14      $ 1.02      $  .90
                                                Class G                          $ 1.21      $ 1.15      $  .56
                                                                                 ======      ======      ======

The accompanying notes are an integral part of these statements.



Consolidated Statements of Cash Flows                                                    CMS Energy Corporation


                                                                                                    In Millions

Years Ended December 31                                                              1997       1996       1995

Cash Flows From       Consolidated net income                                     $   268    $   240    $   204
Operating               Adjustments to reconcile net income to net cash
Activities               provided by operating activities
                           Depreciation, depletion and amortization (includes
                           nuclear decommissioning of $50, $49 and $51,
                           respectively)                                              477        441        416
                           Capital lease and debt discount amortization                44         41         61
                           Deferred income taxes and investment tax credit             33         46         75
                           Accretion expense (Note 2)                                  17         22         31
                           Accretion income - abandoned Midland project (Note 2)       (8)       (10)       (11)
                           Undistributed earnings of related parties                  (64)       (64)       (53)
                           Power purchases (Note 3)                                   (62)       (63)      (137)
                           Other                                                      (13)        20          7
                           Changes in other assets and liabilities (Note 12)          (35)       (12)        89
                                                                                  -------    -------    -------
                          Net cash provided by operating activities                   657        661        682
                                                                                  -------    -------    -------

Cash Flows From       Capital expenditures (excludes capital lease additions of
Investing              $11, $31 and $31, respectively and DSM) (Note 12)             (711)      (659)      (535)
Activities            Investments in partnerships and unconsolidated
                       subsidiaries                                                  (830)      (163)      (242)
                      Investments in nuclear decommissioning trust funds              (50)       (49)       (51)
                      Cost to retire property, net                                    (28)       (31)       (41)
                      Other                                                           (14)         8        (14)
                      Acquisition of companies, net of cash acquired                    -        (20)      (146)
                      Deferred demand-side management costs                             -         (6)        (9)
                      Proceeds from sale of property                                   49         79         22
                                                                                  -------    -------    -------
                          Net cash used in investing activities                    (1,584)      (841)    (1,016)
                                                                                  -------    -------    -------

Cash Flows From       Proceeds from bank loans, notes and bonds                     1,214        433        333
Financing             Proceeds from Trust Preferred Securities                        286         97          -
Activities            Issuance of Common Stock                                        224         95        160
                      Increase (decrease) in notes payable, net                        49         (8)         2
                      Retirement of bonds and other long-term debt                   (521)       (37)       (44)
                      Retirement of preferred stock                                  (120)         -          -
                      Payment of Common Stock dividends                              (119)      (103)       (84)
                      Payment of capital lease obligations                            (44)       (40)       (37)
                      Repayment of bank loans                                         (29)      (256)       (18)
                      Retirement of Common Stock                                       (2)        (1)        (1)
                                                                                  -------    -------    -------
                          Net cash provided by financing activities                   938        180        311
                                                                                  -------    -------    -------

Net Increase (Decrease) in Cash and Temporary Cash Investments                         11          -        (23)

                      Cash and temporary cash investments
                          Beginning of year                                            56         56         79
                                                                                  -------    -------    -------
                          End of year                                             $    67    $    56    $    56
                                                                                  =======    =======    =======

The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                                CMS Energy Corporation


ASSETS                                                                                                In Millions

December 31                                                                           1997                   1996

Plant and Property      Electric                                                   $ 6,491                $ 6,333
(At Cost)               Gas                                                          2,528                  2,337
                        Oil and gas properties (full-cost method)                    1,257                  1,140
                        Other                                                          168                     94
                                                                                   -------                -------
                                                                                    10,444                  9,904
                        Less accumulated depreciation, depletion
                         and amortization (Note 2)                                   5,270                  4,867
                                                                                   -------                -------
                                                                                     5,174                  5,037
                        Construction work-in-progress                                  261                    243
                                                                                   -------                -------
                                                                                     5,435                  5,280
                                                                                   -------                -------

Investments             Independent power production                                   790                    317
                        Natural gas transmission, storage and processing               256                    233
                        International energy distribution                              255                     64
                        First Midland Limited Partnership (Notes 3 and 22)             242                    232
                        Midland Cogeneration Venture Limited
                         Partnership (Notes 3 and 22)                                  171                    134
                        Other                                                           48                     22
                                                                                   -------                -------
                                                                                     1,762                  1,002
                                                                                   -------                -------

Current Assets          Cash and temporary cash investments at cost, which
                         approximates market                                            67                     56
                        Accounts receivable and accrued revenue, less allowances
                         of $7 in 1997 and $10 in 1996 (Note 5)                        476                    374
                        Inventories at average cost
                          Gas in underground storage                                   197                    186
                          Materials and supplies                                        85                     86
                          Generating plant fuel stock                                   35                     30
                        Deferred income taxes (Note 13)                                 38                     48
                        Prepayments and other                                          240                    235
                                                                                   -------                -------
                                                                                     1,138                  1,015
                                                                                   -------                -------

Non-current Assets      Nuclear decommissioning trust funds (Note 2)                   486                    386
                        Postretirement benefits (Note 16)                              404                    435
                        Abandoned Midland project                                       93                    113
                        Other                                                          475                    384
                                                                                   -------                -------
                                                                                     1,458                  1,318
                                                                                   -------                -------

Total Assets                                                                       $ 9,793                $ 8,615
                                                                                   =======                =======

/TABLE


                                                                                           CMS Energy Corporation


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                              In Millions

December 31                                                                           1997                   1996

Capitalization          Common stockholders' equity                                $ 1,977                $ 1,702
                        Preferred stock of subsidiary                                  238                    356
                        Company-obligated mandatorily redeemable
                         Trust Preferred Securities of:
                          Consumers Power Company Financing I (a)                      100                    100
                          Consumers Energy Company Financing II (a)                    120                      -
                        Company-obligated convertible Trust Preferred Securities of
                          CMS Energy Trust I (b)                                       173                      -
                        Long-term debt (Note 6)                                      3,272                  2,842
                        Non-current portion of capital leases (Note 17)                 75                    103
                                                                                   -------                -------
                                                                                     5,955                  5,103
                                                                                   -------                -------




Current Liabilities     Current portion of long-term debt and capital leases           643                    409
                        Notes payable                                                  382                    333
                        Accounts payable                                               398                    348
                        Accrued taxes                                                  272                    262
                        Accounts payable - related parties                              80                     63
                        Accrued interest                                                51                     47
                        Power purchases (Note 3)                                        47                     47
                        Accrued refunds                                                 12                      8
                        Other                                                          190                    206
                                                                                   -------                -------
                                                                                     2,075                  1,723
                                                                                   -------                -------




Non-current             Deferred income taxes (Note 13)                                743                    698
Liabilities             Postretirement benefits (Note 16)                              514                    521
                        Deferred investment tax credit                                 151                    161
                        Power purchases (Note 3)                                       133                    178
                        Regulatory liabilities for income taxes,
                         net (Notes 13 and 20)                                          54                     66
                        Other                                                          168                    165
                                                                                   -------                -------
                                                                                     1,763                  1,789
                                                                                   -------                -------


                        Commitments and Contingencies (Notes 2, 3, 4, 10, 11 and 17)


Total Stockholders' Investment and Liabilities                                     $ 9,793                $ 8,615
                                                                                   =======                =======

(a)  The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers.  The primary asset of Consumers Energy Company
Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from
Consumers.  For further discussion, see Note 7 to the Consolidated Financial Statements.

(b)  As described in Note 7, the primary asset of CMS Energy Trust I is $178 million principal amount of 7.75 percent convertible subordinated debentures due 2027 from CMS Energy.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                                                 CMS Energy Corporation


                                                       Optional
                                                     Redemption             Number of Shares          In Millions
December 31                                Series         Price            1997         1996       1997      1996
Consumers' Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption           $4.16       $103.25          68,451       68,451      $   7     $   7
                                             4.50        110.00         373,148      373,148         37        37
                                             7.45        101.00               -      379,549          -        38
                                             7.68        101.00               -      207,565          -        20
                                             7.72        101.00               -      289,642          -        29
                                             7.76        102.21               -      308,072          -        31

Consumers' Class A Preferred Stock
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption (a)        2.08         25.00       8,000,000    8,000,000        194       194
                                                                                                  -----     -----
Total Preferred Stock                                                                             $ 238     $ 356
                                                                                                  =====     =====


(a)  Redeemable beginning April 1, 1999.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Common Stockholders' Equity                                   CMS Energy Corporation


                                          Number of Shares, In Thousands                            In Millions
Years Ended December 31                     1997        1996        1995           1997        1996        1995
Common Stock
 At beginning and end of period                                                  $    1      $    1      $    1
                                                                                 ------      ------      ------
Other Paid-in Capital -
  CMS Energy
 At beginning of period                   94,813      91,594      86,535          1,916       1,827       1,701
 Common Stock reacquired                     (54)        (32)        (21)            (2)         (1)         (1)
 Common Stock issued                       6,031       3,248       5,039            217          90         126
 Common Stock reissued                         2           3          41              -           -           1
                                         -------      ------      ------         ------      ------      ------
   At end of period                      100,792      94,813      91,594          2,131       1,916       1,827
                                         -------      ------      ------         ------      ------      ------
Other Paid-in Capital -
  Class G
 At beginning of period                    7,877       7,619           -            129         124           -
 Common Stock reacquired                      (1)          -           -              -           -           -
 Common Stock issued                         343         258       7,619              7           5         124
                                         -------      ------      ------         ------      ------      ------
   At end of period                        8,219       7,877       7,619            136         129         124
                                         -------      ------      ------         ------      ------      ------
Revaluation Capital
 At beginning of period                                                              (6)         (8)          -
 Change in unrealized
 investment-gain (loss)                                                               -           2          (8)
                                                                                 ------      ------      ------
   At end of period                                                                  (6)         (6)         (8)
                                                                                 ------      ------      ------
Foreign Currency Translation
 At beginning of period                                                               -           -           -
 Change in foreign currency
  translation                                                                       (96)          -           -
                                                                                 ------      ------      ------
   At end of period                                                                 (96)          -           -
                                                                                 ------      ------      ------
Retained Earnings (Deficit)
 At beginning of period                                                            (338)       (475)       (595)
 Consolidated net income                                                            268         240         204
 Common Stock dividends
  declared:
   CMS Energy                                                                      (109)        (94)        (80)
   Class G                                                                          (10)         (9)         (4)
                                                                                 ------      ------      ------
   At end of period                                                                (189)       (338)       (475)
                                                                                 ------      ------      ------

Total Common Stockholders' Equity                                                $1,977      $1,702      $1,469
                                                                                 ======      ======      ======

The accompanying notes are an integral part of these statements.


                            CMS Energy Corporation
                  Notes to Consolidated Financial Statements


1:   Corporate Structure

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers, a combination electric and gas utility company serving the Lower Peninsula of Michigan, is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: acquisition, development and operation of independent power production facilities; oil and gas exploration and production; storage, transmission and processing of natural gas; energy marketing, services and trading; and international energy distribution.


2:   Summary of Significant Accounting Policies and Other Matters

Basis of Presentation:  The consolidated financial statements include
CMS Energy, Consumers and Enterprises and their majority owned subsidiaries. The financial statements are prepared in conformity with generally accepted accounting principles and use management's estimates where appropriate. CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the years ended December 31, 1997, 1996 and 1995, undistributed equity earnings were $64 million, $64 million and $53 million, respectively.

Accretion Income and Expense: In 1991, the MPSC ordered that Consumers could recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, Consumers recorded a loss in 1992 for the present value of its estimated future underrecoveries of power costs resulting from purchases from the MCV Partnership (see Note 3). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

Gas Inventory: Consumers uses the weighted average cost method for valuing working gas inventory. It records cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

Maintenance, Depreciation and Depletion: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.6 percent for 1997 and 3.5 percent for 1996 and 1995. The composite rate for gas utility plant was 4.1 percent for 1997, 4.2 percent for 1996 and 4.3 percent for 1995. The composite rate for other plant and property was 8.2 percent for 1997, 5.5 percent for 1996 and 4.9 percent for 1995.

CMS NOMECO follows the full-cost method of accounting and, accordingly, capitalizes its exploration and development costs, including the cost of non-productive drilling and surrendered acreage, on a country-by-country basis. It is amortizing the capitalized costs in each cost center on an overall units-of-production method based on total estimated proved oil and gas reserves.

Other non-utility depreciable property is amortized over its estimated useful life; gains and losses are recognized at the time of sale.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE must begin accepting deliveries of spent nuclear fuel by January 31, 1998 for disposal, even if a permanent repository is not then operational. Utilities and their customers have been prepaying the costs of DOE transport and disposal through fees based on electric generation by their nuclear plants. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983 until it delivers the first of its spent fuel to the DOE. At December 31, 1997, Consumers had a recorded liability to the DOE of $111 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The utilities sought a declaration relieving them of their obligation to remit their quarterly fee payments to the DOE and authorizing them to escrow any related fees collected from their customers, unless and until the DOE begins to accept spent nuclear fuel. The utilities also sought an order requiring the DOE to develop a program to begin acceptance of spent nuclear fuel by January 31, 1998. A decision was issued by the court in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Consumers is considering its options. Also in 1997, federal legislation was reintroduced to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada.

Nuclear Plant Decommissioning: Consumers collected $50 million in 1997 from its electric customers for the future decommissioning of its two nuclear plants. In April 1996, Consumers received a decommissioning order from the MPSC that estimated decommissioning costs for Big Rock and Palisades to be $330 million and $573 million (in 1997 dollars), respectively. The estimated decommissioning costs increased from previous estimates principally due to the unavailability of low- and high-level radioactive waste disposal facilities. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. To meet NRC decommissioning requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The April 1996 MPSC Order also requires Consumers to file updated site-specific decommissioning cost estimates for Big Rock and Palisades by March 31, 1998. The Big Rock estimate will reflect the early shut-down and the switch from the safe storage option to immediate dismantlement because of the reopening of the South Carolina Barnwell radioactive waste disposal facility. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. As a result, Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $686 million. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $2.1 billion, including trust earnings, over this decommissioning period. Consumers will determine if the current decommissioning surcharge will be sufficient to provide for decommissioning of its nuclear plants during the first quarter of 1998, after the revised decommissioning cost estimates are computed for Palisades and Big Rock. At December 31, 1997, Consumers had an investment in nuclear decommissioning trust funds of $486 million, spent $23 million for the decommissioning of Big Rock and withdrew $17 million from the Big Rock nuclear decommissioning trust fund.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and polychlorinated biphenyls. Consumers does not believe that any facility in the United States currently accepts the radioactive portion of that waste. The cost of removal and disposal is currently unknown. These costs would constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options.

Reclassifications: CMS Energy has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented. Additionally, CMS Energy has restated all prior year earnings per share amounts to reflect the adoption of SFAS 128, Earnings Per Share, for comparative purposes.

Related-Party Transactions: In 1997, 1996 and 1995, Consumers purchased $51 million, $50 million and $53 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Affiliates of CMS Energy sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $21 million, $17 million and $26 million for 1997, 1996 and 1995, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 22. Other related-party transactions are immaterial.

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

Utility Regulation: Consumers accounts for the effects of regulation based on a regulated utility accounting standard (SFAS 71). As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized. If all or a separable portion of Consumers' operations becomes no longer subject to the provisions of utility regulation, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for Consumers' remaining operations. In addition, Consumers would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. For further discussion, see Electric Business Outlook and Consumers Gas Group Business Outlook - Application of SFAS 71, in the MD&A and Note 20.

Other: For significant accounting policies regarding cash equivalents, see Note 12; for income taxes, see Note 13; for executive incentive compensation, see Note 15; and for pensions and other postretirement benefits, see Note 16.


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to The Dow Chemical Company. Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: (i) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and
(ii) CMS Holdings holds, through FMLP, a 35 percent lessor interest in the MCV Facility.

Summarized Statements of Income for CMS Midland and CMS Holdings
(unaudited):

                                                              In Millions
Years Ended December 31                          1997       1996     1995
----------------------------------------------------------------------
Pretax operating income                           $46        $40      $35
Income taxes and other                             14         11       10
                                                  ---        ---      ---
Net income                                        $32        $29      $25
                                                  ===        ===      ===

Power Purchases from the MCV Partnership: After September 2007, pursuant to the terms of the PPA and related undertakings, Consumers will only be required to pay the MCV Partnership the capacity charge and energy charge amounts authorized for recovery from electric customers by the MPSC.
Prior to then, pursuant to MPSC orders issued to date, Consumers recovered in 1997 approximately 90 percent of the total capacity charge and energy charge amounts being billed by the MCV Partnership and paid to the MCV Partnership by Consumers. Currently, Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. Consumers is recovering capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. Beginning January 1, 1996, the MPSC also permitted Consumers to recover an average capacity charge of 2.86 cents per kWh for the remaining 325 MW of MCV Facility capacity. The approved average capacity charge increased to 3.62 cents per kWh for 109 MW by January 1, 1997. The recoverable portion of the capacity charge for the last 216 MW of the 325 MW increases each year until it reaches 3.62 cents per kWh in 2004. It remains at this ceiling rate through the end of the PPA term.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At December 31, 1997 and 1996, the after-tax present value of the PPA liability totaled $117 million and $147 million, respectively. The reduction in the liability since December 31, 1996 reflects after-tax cash underrecoveries of $41 million, partially offset by after-tax accretion expense of $11 million. The undiscounted after-tax amount associated with the liability totaled $188 million at December 31, 1997. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For 1997 the MCV Facility was available 99 percent of the time, resulting in $13 million over anticipated after-tax cash underrecoveries. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below.

                                                         In Millions
                                 1998    1999   2000   2001     2002
-----------------------------------------------------------------
Estimated cash under-
 recoveries, net of tax           $23     $22    $21    $20      $19

Consumers bases the above estimated underrecoveries, in part, on an estimate of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, Consumers will need to recognize losses for future underrecoveries larger than amounts previously recorded. Therefore, Consumers would experience larger amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual MCV Facility operations.

In early 1998, the MCV Partnership filed a claim of appeal from the January 1998 MPSC order in the electric utility industry restructuring.
On the same day, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the order.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of a 1995 decision in the 1993 PSCR reconciliation case, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court which was denied in January 1998.


4:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 3) and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers would transmit the power for a fee. The program is limited to 650 MW of load, of which existing special contracts represent 410 MW. New special contracts or direct-access load may fill 140 MW of the 650 MW block. The remaining 100 MW will be available solely to direct-access customers for at least 18 months. In April 1997, a lottery was held to select the customers to purchase 100 MW by direct access. Direct access for a portion of this 100 MW began during the fourth quarter of 1997.

In May 1997, the MPSC authorized Consumers to collect $17 million from electric customers through a one-time surcharge pertaining to the 1994 PSCR reconciliation. In September 1997, the MPSC further authorized Consumers to collect $13 million from electric customers through a one-time surcharge pertaining to the 1995 PSCR reconciliation.

In January 1998, the Court of Appeals ruled that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. By its terms, no retail wheeling has yet occurred pursuant to that program. Consumers filed with the Michigan Supreme Court seeking leave to appeal that ruling.

For information on other orders, see the Electric Restructuring section below.

Electric Restructuring: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order proposing that beginning January 1, 1998 Consumers would have to transmit and distribute energy on behalf of competing power suppliers to serve retail customers. The order states that by January 1, 2002, all customers would be free to choose (that is, have direct access to) their own power suppliers.

Under the June 1997 order, the MPSC would allow utilities to recover prudently incurred Transition Costs through a charge to all direct-access customers until the end of the transition period in 2007. Further proceedings, as ordered by the MPSC, took place to address other features of the direct-access programs being considered, including proposals to "true up" Transition Cost charges for changes in sales and market prices of power purchase capacity to the extent they are different from estimates used for calculating Transition Costs. The June order is subject to a claim of appeal filed with the Court of Appeals which questions whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis. In October 1997, the MPSC issued a series of additional orders relating to its electric industry restructuring proceedings. The orders primarily addressed issues involving the design of retail direct-access tariffs, the true-up mechanism in connection with the recovery of Transition Costs, suspension of the power supply cost recovery clause and freezing of power supply costs, and performance-based rate-making.

In January 1998 the MPSC clarified the October 1997 orders on a basis generally consistent with the June 1997 order. The January 1998 order:
i) defers the commencement of the phase-in of direct access to begin in March 1998; ii) attempts to clarify the true-up mechanism to be used in connection with the recovery of Transition Costs; iii) confirms implementation of a suspension of the power supply cost recovery clause; and iv) confirms the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount.

The January 1998 order further estimated a Transition Cost for Consumers at $1.755 billion which is generally consistent with the amount proposed by Consumers. Consumers will recover this cost through a surcharge to direct-access customers through 2007. Consumers believes that this surcharge will apply to all customers beginning in 2002. The surcharge is subject to adjustment through a true-up mechanism to assure that Transition Costs actually incurred are collected. A separate charge to direct-access customers after MPSC review and verification would also recover prudent costs of implementing a direct-access program estimated at an additional $200 million. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers.

Subsequent to the January order, the MPSC issued an order addressing Consumers', among others, motions for clarification of the January order. This order results in: i) a suspension of the PSCR in a manner proposed by Consumers; ii) a termination of the 1998 PSCR plan case; and iii) the establishing of a permanent PSCR/base rate freeze charge in the 1997 PSCR reconciliation proceeding. For further information see Electric Business Outlook - Application of SFAS 71 in the MD&A.

Gas Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide experimental gas transportation pilot program. Consumers' expanded experimental program will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Participating customers will be selected on a first-come, first-served basis, up to a limit of 100,000 customers on April 1, 1998. Up to 100,000 more customers will be added on April 1 of each of the next two years. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. The order allowing the implementation of this program:
(i) suspends Consumers' gas cost recovery clause, effective April 1, 1998 for a three-year period, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; (ii) establishes an earnings sharing mechanism that will provide for refunds to customers if Consumers' earnings during the three year term of the program exceed certain pre-determined levels; and (iii) establishes a gas transportation code of conduct that addresses concerns about the relationship between Consumers and marketers, including its affiliated marketers. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to a large number of retail customers in direct competition with Consumers. In 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. To minimize the risk of exposure to higher gas costs, Consumers currently has contracts in place at known prices covering 50 percent of its 1998 requirements, 25 percent of its 1999 requirements and 15 percent of its 2000 requirements. Additional forward coverage is currently under review and will be firmed up during the next few months. For further information see Consumers Gas Group Business Outlook - Application of SFAS 71 in the MD&A.

Gas Proceedings: In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain gas producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing changes that Consumers implemented under the contracts in question. The Court of Appeals upheld the MPSC order. The producers sought leave to appeal with the Michigan Supreme Court. Their request is still pending. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Resolution of the issues discussed in this Note is not expected to materially affect CMS Energy's financial position, liquidity or results of operations.


5:  Short-Term Financings

At December 31, 1997, Consumers had FERC authorization to: (i) issue or guarantee up to $900 million of short-term securities through 1998; (ii) issue, through November 1998, $376 million of long-term securities with maturities up to 30 years, for refinancing or refunding purposes; and
(iii) guarantee, through 1999, up to $25 million in loans made by others, to residents of Michigan for the purpose of making energy-related home improvements. In January 1998, Consumers requested authorization to issue, through November 1998, an additional $500 million of long-term securities for refinancing or refunding purposes.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1997, a total of $377 million was outstanding at a weighted average interest rate of 6.5 percent, compared with $333 million outstanding at December 31, 1996, at a weighted average interest rate of 6.3 percent.

Consumers also has in place a $500 million trade receivables sale program. At December 31, 1997 and 1996, receivables sold under the program totaled $335 million and $318 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.


6:   Long-Term Debt

Long-term debt consists of the following:


                                                                                                  In Millions
December 31                          Maturing/Expiring          Interest Rate              1997          1996

First Mortgage Bonds                      1997 to 2023          6.0% to 8.875%           $1,255        $1,305
Long-Term Bank Debt                               1999                    6.4%(a)           400           400
Senior Unsecured Notes                    2000 to 2004                   7.75%(a)           830             -
Senior Deferred
  Coupon Notes                                    1997         9.5% and 9.875%                -           347
Senior Credit
  Facilities                              1998 to 2002                    7.2%(a)           305             -
General Term Notes
  Series A to D                           1998 to 2004                    7.7%(a)           509           353
Pollution Control
  Revenue Bonds                           2000 to 2018                    5.1%(a)           131           131
Term Loan Agreement:
  CMS Energy                                      2002                    7.2%(a)             -           125
  CMS Generation                                  2001                    7.4%(a)            91           107
Revolving Line of Credit                          2003                    6.5%(a)           124           122
Unsecured Revolving
  Credit Facility                                 1997                    6.8%(a)             -           120
Nuclear Fuel Disposal                              (b)                    5.1%              111           106
Bank Loans and Other                      1997 to 2009                    8.7%(a)           134           105

Principal Amount Outstanding                                                              3,890         3,221
Current Amounts                                                                            (609)        (370)
Net Unamortized Discount                                                                    (9)           (9)
                                                                                         ------        ------
Total Long-Term Debt                                                                     $3,272        $2,842
                                                                                         ======        ======

(a) Represents the weighted average interest rate at December 31, 1997.
(b) Due date uncertain (see Note 2).

The scheduled maturities of long-term debt and improvement fund obligations are as follows: $609 million in 1998, $466 million in 1999, $662 million in 2000, $192 million in 2001 and $759 million in 2002.

CMS Energy

In July 1997, CMS Energy refinanced a $450 million unsecured revolving credit facility and a $125 million term loan with the $1.125 billion Senior Credit Facilities. The Senior Credit Facilities consist of a $400 million 364-day revolving credit facility, a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $155 million. At December 31, 1997, the total amount utilized under the Senior Credit Facilities was $365 million, including $60 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $21 million.

In January 1998, a Delaware statutory business trust established by CMS Energy sold $180 million of certificates due January 15, 2005 in a public offering. In exchange for those proceeds, CMS Energy sold to the trust $180 million aggregate principal amount of 7 percent Extendible Tenor Rate Adjusted Securities due January 15, 2005. Net proceeds to CMS Energy from the sale totaled $176 million.

In January 1998, CMS Energy announced the commencement of an offer to exchange up to $300 million of its 7.375 percent Senior Unsecured Notes due 2000, Series A for 7.375 percent Senior Unsecured Notes due 2000, Series B that have been registered with the SEC. Other than their registration, the terms of the Series B Notes are substantially similar to the Series A(except that the Series B will not have transfer restrictions). The offer was completed in early 1998.

Consumers

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

In early 1998, Consumers called for the March 1998 redemption of $57 million aggregate principal amount of its 7.5 percent First Mortgage Bonds due in 2001 and $62 million aggregate principal amount of its 7.5 percent First Mortgage Bonds due in 2002.

In early 1998, Consumers issued $250 million of senior notes due February 1, 2008, at an interest rate of 6.375 percent. The senior notes are secured by a series of Consumers' First Mortgage Bonds, issued contemporaneously in a similar amount. Proceeds from the sale were added to the general funds of Consumers and applied to the payment, at maturity, of $248 million aggregate principal amount of Consumers' 8.75 percent First Mortgage Bonds due February 15, 1998.

Long-Term Bank Debt: Consumers has a $400 million unsecured, variable rate, long-term loan.

In January 1998, two agreements to guarantee interest rates for the issuance of future long-term debt were executed. The first anticipatory debt agreement is for $250 million at 5.5 percent which expires
February 10, 1998, and the second agreement is for $200 million at 5.8 percent with an expiration of March 16, 1998.

Other: Consumers' long-term pollution control revenue bonds are secured by irrevocable letters of credit or First Mortgage Bonds.

CMS NOMECO

CMS NOMECO has a $225 million revolving credit facility that converts to term loans maturing from March 1999 through March 2003.

CMS Generation

In January 1998, CMS Generation refinanced a $110 million, five-year term loan with a loan provided by CMS Capital Corp., a subsidiary of Enterprises.


7:   Capitalization

CMS Energy

The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock, 60 million shares of Class G Common Stock, and 10 million shares of CMS Energy Preferred Stock.

In 1996, CMS Energy received net proceeds of $95 million from the issuance of CMS Energy and Class G Common Stock. The issuance of 2.1 million of those shares completed the amount remaining on a February 15, 1995 shelf-registration filing with the SEC that covered the issuance of up to $200 million of securities. CMS Energy used the proceeds from the sale for general corporate purposes.

In May 1997, CMS Energy and affiliated business trusts filed a shelf-registration statement with the SEC to issue and sell up to $300 million of CMS Energy Common Stock, subordinated debentures, stock purchase contracts, stock purchase units and preferred securities. In June 1997,
3.45 million units of 7.75 percent tax deductible Trust Preferred Securities were issued and sold through CMS Energy Trust I, a wholly owned business trust consolidated with CMS Energy. Net proceeds from the sale totaled $170 million. CMS Energy formed the trust for the sole purpose of issuing tax deductible Trust Preferred Securities. Its primary asset is approximately $178 million principal amount of 7.75 percent subordinated debentures issued by CMS Energy, which mature in 2027. These tax deductible Trust Preferred Securities are convertible into CMS Energy Common Stock at a rate equivalent to a conversion price of $40.80 per share of CMS Energy Common Stock. CMS Energy used proceeds of the subordinated debentures for general corporate purposes including repayment of debt, capital expenditures, investment in subsidiaries and working capital. CMS Energy's obligations under the subordinated debentures, the indenture through which CMS Energy issued the subordinated debentures, the declaration of trust and the CMS Energy guarantee provide, in the aggregate, a full irrevocable and unconditional guarantee of payments of distributions and other amounts due on the Trust Preferred Securities.
For additional information, see note (b) on the Consolidated Balance
Sheets.

In November 1997, CMS Energy received net proceeds of $152 million from the issuance of 4.142 million shares of CMS Energy Common Stock. The issuance of those shares completed the amount remaining on the May 1997 shelf-registration with the SEC. Proceeds from the sale were used for general corporate purposes.

Other: Under its most restrictive borrowing arrangement at December 31, 1997, none of CMS Energy's consolidated net income was restricted for payment of common dividends. CMS Energy could pay $354 million in common dividends under its most restrictive debt covenant.

Consumers

In 1996, 4 million shares of 8.36 percent Trust Preferred Securities were issued and sold through Consumers Power Company Financing I, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $97 million. In September 1997, 4.8 million shares of 8.20 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing II, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $116 million. Consumers formed both trusts for the sole purpose of issuing the tax deductible Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trusts, taken together, constitute a full and unconditional guarantee by Consumers of the trusts' obligations under the Trust Preferred Securities. For additional information, see Note (a) on the Consolidated Balance Sheets.

In September 1997, the proceeds from the 8.20 percent Trust Preferred Securities were used by Consumers to redeem all outstanding shares of its $7.45, $7.68, $7.72 and $7.76 preferred stock for $120 million.

Under the provisions of its Articles of Incorporation at December 31, 1997, Consumers had $280 million of unrestricted retained earnings available to pay common dividends. In October 1997, Consumers returned $50 million of paid-in capital to CMS Energy.


8:   Earnings Per Share and Dividends

EPS attributable to Common Stock for 1997 and 1996 reflect the performance of the Consumers Gas Group. Earnings per share attributable to Common Stock for the year ended December 31, 1995 reflect the performance of the Consumers Gas Group since initial issuance of Class G Common Stock during the third quarter of 1995. The Class G Common Stock has participated in earnings and dividends from its original issue date in July 1995. The allocation of earnings attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings attributable to the Outstanding Shares are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and retained interest shares, shares not held by the holders of the Outstanding Shares, during the period. The earnings attributable to Class G Common Stock on a per share basis for 1997 and 1996 are based on 24.50 percent and 23.79 percent, respectively, of the income of Consumers Gas Group. The earnings attributable to Class G Common Stock on a per share basis, for the year ended December 31, 1995, are based on 23.45 percent of the income of the Consumers Gas Group since the initial issuance.


Computation of Earnings Per Share:

                                      In Millions, Except Per Share Amounts
                                    Actual   Actual     Actual   Pro Forma
Years Ended December 31               1997     1996       1995        1995
-------------------------------------------------------------------------
Net Income Applicable to
 Basic and Diluted EPS:
Consolidated Net Income               $268     $240       $204        $204
                                      ====     ====       ====        ====
Net Income Attributable
 to Common Stocks:
 CMS Energy - Basic EPS               $253     $226       $201        $189
      Add conversion of 7.75%
       Trust Preferred
        Securities (net
          of tax)                        5        -          -           -
                                      ----     ----       ----        ----
 CMS Energy - Diluted EPS             $258     $226       $201        $189
                                      ====     ====       ====        ====
 Class G:
   Basic and Diluted EPS             $  15    $  14      $   3       $  15
                                      ====     ====       ====        ====

Average Common Shares Outstanding
  Applicable to Basic
    and Diluted EPS:
  CMS Energy:
     Average Shares - Basic           96.1     92.5       88.8        88.8
       Add conversion of 7.75%
        Trust Preferred
          Securities                   2.3        -          -           -
       Options-Treasury Shares         0.3      0.2        0.2         0.2
                                      ----     ----       ----        ----

     Average Shares - Diluted         98.7     92.7       89.0        89.0
                                      ====     ====       ====        ====
  Class G:
    Average Shares
      Basic and Diluted                8.0      7.7        7.5         7.5
                                      ====     ====       ====        ====

Earnings Per Average Common Share
  CMS Energy:
      Basic                          $2.63    $2.45      $2.27       $2.14
      Diluted                        $2.61    $2.44      $2.26       $2.13
  Class G:
      Basic and Diluted              $1.84    $1.82     $  .38       $1.93
                                      ====     ====       ====        ====

Pro forma data for the year ended December 31, 1995 gives effect to the issuance and sale of 7.52 million shares of Class G Common Stock
(representing 23.50 percent of the equity attributable to Consumers Gas Group) as if it occurred on January 1, 1995.

Holders of Class G Common Stock have no direct rights in the equity or assets of Consumers Gas Group, but rather have rights in the equity and assets of CMS Energy as a whole. In the sole discretion of the Board of Directors, CMS Energy may pay dividends exclusively to the holders of Class G Common Stock, exclusively to the holders of CMS Energy Common Stock, or to the holders of both classes in equal or unequal amounts. The Board of Directors has stated its intention to declare and pay dividends on the CMS Energy Common Stock based primarily on the earnings and financial condition of CMS Energy. Dividends on Class G Common Stock are paid at the discretion of the Board of Directors based primarily upon the earnings and financial condition of Consumers Gas Group, and to a lesser extent, CMS Energy as a whole.

In February and May 1997, CMS Energy paid dividends of $.27 per share on CMS Energy Common Stock and $.295 per share on Class G Common Stock. In August and November 1997, CMS Energy paid dividends of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock. In January 1998, the Board of Directors declared a quarterly dividend of $.30 per share on Energy Common Stock and $.31 per share on Class G Common Stock, which were paid in February 1998.


9:   Risk Management Activities and Derivatives Transactions

CMS Energy and its subsidiaries use a variety of derivative instruments (derivatives), including futures contracts, swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. To qualify for hedge accounting, derivatives must meet the following criteria: (i) the item to be hedged exposes the enterprise to price, interest or exchange rate risk; and (ii) the derivative reduces that exposure and is designated as a hedge.

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. The risk of nonperformance by the counterparties is considered remote.

Commodity Price Hedges: CMS Energy accounts for its commodity price derivatives as hedges, as defined above, and as such, defers any changes in market value and gains and losses resulting from settlements until the hedged transaction is complete. If there was a loss of correlation between the changes in (i) the market value of the commodity price contracts and (ii) the market price ultimately received for the hedged item, and the impact was material, the open commodity price contracts would be marked to market and gains and losses would be recognized in the income statement currently.

CMS NOMECO periodically enters into oil and gas price hedging arrangements to mitigate its exposure to price fluctuations on the sale of crude oil and natural gas. As of December 31, 1996, CMS NOMECO had 1997 commodity price contracts on 13.8 bcf of gas at prices ranging from $1.92 to $2.80 per MMBtu and on 2 million barrels of oil at prices ranging from $19.50 to $22.90 per barrel. During 1997, CMS NOMECO made net payments of $6 million for settlement of 1997 contracts on 14.1 bcf of gas and 2 million barrels of oil.

CMS NOMECO also has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then-current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. Accordingly, at December 31, 1997, a letter of credit was not required by either party to the agreement. As of December 31, 1997, the fair value of this contract reflected a payment due from CMS NOMECO of $13 million.

CMS MST uses natural gas futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

Interest Rates Hedges: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $1.1 billion at December 31, 1997. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

Foreign Exchange Hedges: CMS Energy uses forward exchange contracts to hedge certain receivables, payables, and long-term debt relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $50 million at December 31, 1997.


10:   Commitments, Contingencies and Other

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, in order to comply with the Act, Consumers incurred capital expenditures totaling $46 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fueled units to be an additional $30 million by the year 2000. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Consumers currently operates within all Clean Air Act requirements and meets current ozone and particulate emission limits. The Act requires the EPA to review, periodically, the effectiveness of the national air quality standards in preventing adverse health affects. The EPA recently revised these standards. The revisions may further limit small particulate and ozone related emissions. Consumers supports the bipartisan effort in the U.S. Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established scientifically.

In October 1997, pursuant to recommendations from the Ozone Transport Assessment Group and the requests of several Northeastern states, the EPA proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units.
The limits are an effort to reduce statewide nitrogen oxide emissions by 32 percent, as early as 2002. The State of Michigan will have one year to review and challenge the proposed recommendations, and one year after that to implement final requirements. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this state-mandated target is known, the estimated cost of compliance is subject to significant revision.

The preliminary estimate of capital costs to reduce nitrogen oxide related emissions for Consumers' fossil-fueled generating units is approximately $175 million, plus an additional amount totaling $10 million per year for 20 years for operation and maintenance costs. Consumers may need an equivalent amount to comply with the new small particulate standards. The State of Michigan objected to the extent of the proposed EPA emission reductions. If the State of Michigan's position were to be adopted by the EPA, costs could be less than the current estimated amounts.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At December 31, 1997, Consumers has accrued $3 million for its estimated Superfund liability.

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. In 1998 Consumers plans to study indoor air issues at residences on some sites and ground water impacts or surface soil impacts at other sites. On sites where the company has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1998 costs. At December 31, 1997, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. According to an MPSC rate order issued in 1996, Consumers will defer and amortize, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.335 billion for 1998, $1.220 billion for 1999 and $1.175 billion for 2000. For further information regarding capital expenditures, see Capital Resources and Liquidity - Capital Expenditures in the MD&A.

Commitments for Coal and Gas Supplies: Consumers entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1998 to 2004. Consumers contracts for 50 - 75 percent of its annual coal requirements totaling $250 million in 1997 (56 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

Consumers entered into gas supply contracts and transportation contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1998 to 2003. Consumers' 1997 gas requirements totaled 250 bcf at a cost of $694 million, 80 percent of which was under long-term contracts for one year or more. As of the end of 1997, Consumers had 50 percent of its 1998 gas requirements under such long-term contracts, and will supplement them with additional long-term contracts and spot-market purchases.

Other: As of December 31, 1997, CMS Energy and Enterprises have guaranteed up to $543 million in contingent obligations of unconsolidated affiliates and unrelated parties.

Various parties have sued Consumers relating to the effect of so-called stray voltage on certain livestock. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns. It also has an ongoing mitigation program to modify the service of all customers with livestock.

In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of December 31, 1997, Consumers had 12 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from 22 lawsuits as reported at year end 1996.

In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by, and are subject to, the jurisdiction of the MPSC. In November 1997, Consumers and CMS Energy filed a motion for summary judgement and/or for dismissal of the complaint filed by the plaintiffs. Consumers and CMS Energy believe the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

Under agreements relating to CMS NOMECO's 1995 acquisition of Walter International, Inc. and its Congo operations, CMS Energy and CMS NOMECO could become jointly and severally liable for the recapture of "dual consolidated losses" under Section 1503(d) of the IRC if a "triggering event" were to occur. Potential triggering events include certain asset or stock dispositions to unrelated parties, certain tax deconsolidations, certain usage of the losses on a foreign tax return, and certain failures to comply with Internal Revenue Service regulations. CMS Energy and CMS NOMECO have no plans to effect any transaction that would be a triggering event. The amount of the potential tax liability could be up to $67 million plus interest. In connection with the same acquisition, a subsidiary of CMS NOMECO could also be jointly and severally liable with an unrelated party for up to $50 million of tax plus interest. In that event, CMS NOMECO has certain indemnity rights against that unrelated party. Additionally, CMS NOMECO and its domestic subsidiaries have incurred losses in certain foreign countries that could be recaptured if a triggering event were to occur. The additional tax liability could be up to $10 million plus interest.

In addition to the matters disclosed in these Notes, Consumers and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Estimated losses for certain contingencies discussed in this Note have been accrued. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.


11:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 that estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered Consumers to file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. Consumers filed a revision to its Post Shutdown Activities Report (formerly decommissioning report) with the NRC to reflect the shutdown of Big Rock.

Big Rock closed permanently on August 29, 1997 because management determined that the plant would be uneconomical to operate in an increasingly competitive environment. Consumers originally scheduled the plant to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and may take five to ten years to return the site to its original condition. The earlier than planned closure of the plant and the reopening of the South Carolina Barnwell facility to receive low level radioactive waste have changed the method of decommissioning from the safe storage option to immediate dismantlement. This change could have an impact on the estimated decommissioning cost which is required to be updated in a filing with the MPSC by March 31, 1998. For further information on nuclear matters, see
Note 2.

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask at Palisades previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available. Westinghouse Corporation has been contracted to design and fabricate transportable casks for both Palisades and Big Rock. These casks will support the off-load of the cask with minor flaws, continued operation of Palisades and the decommissioning of Big Rock.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but would cover most of such costs during the next 58 weeks of the outage, followed by reduced coverage to 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $19 million in any one year to Nuclear Electric Insurance Ltd; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

The NRC requires Consumers to make certain calculations and report to it on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data in December 1996 Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.


12:   Supplemental Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities were:

                                                             In Millions
Years Ended December 31                        1997       1996      1995

Cash transactions
  Interest paid (net of
   amounts capitalized)                        $293       $240      $207
  Income taxes paid (net of refunds)             67         82        34

Non-cash transactions
  Nuclear fuel placed under
   capital leases                             $   4       $ 28      $ 26
  Other assets placed under
   capital leases                                 7          3         5
  Common Stock issued to
   acquire companies                              -          -        90
  Assumption of debt                              -          -        20
  Capital leases refinanced                       -          -        21


Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows are described below:

                                                               In Millions
Years Ended December 31                        1997       1996      1995

Sale of receivables, net                    $   17       $  23     $  20
Accounts receivable                           (160)        (28)      (80)
Accrued revenue                                 64         (82)      (24)
Inventories                                    (15)          -        43
Accounts payable                                67          55       112
Accrued refunds                                  4         (13)       (3)
Other current assets and
 liabilities, net                              (6)          23        30
Non-current deferred amounts, net              (6)          10        (9)
                                             ------     ------    ------
                                            $  (35)      $ (12)    $  89
                                             ======     ======    ======

13:   Income Taxes

CMS Energy and its subsidiaries (including Consumers) file a consolidated federal income tax return. Income taxes are generally allocated based on each company's separate taxable income. CMS Energy and Consumers practice full deferred tax accounting for temporary differences, but federal income taxes have not been recorded on the undistributed earnings of international subsidiaries where CMS Energy intends to permanently reinvest those earnings. Upon distribution, those earnings may be subject to both U.S. income taxes (adjusted for foreign tax credits or deductions) and withholding taxes payable to various foreign countries.
It is not practical to estimate the amount of unrecognized deferred income taxes or withholding taxes on undistributed earnings.

CMS Energy used ITC to reduce current income taxes payable, and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that CMS Energy can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:


                                                             In Millions
Years Ended December 31                        1997       1996      1995

Current income taxes
  Federal and other                           $ 79       $ 90      $ 43
  Foreign                                        5          3         -
                                              -----      -----     -----
                                                84         93        43

Deferred income taxes
  Federal                                       50         56        85
  Foreign                                       (7)         -         -
                                              -----      -----     -----
                                                43         56        85

Deferred ITC, net                              (10)        (10)      (10)

                                              -----      -----     -----
                                               $117       $139      $118
                                              =====      =====     =====

The principal components of CMS Energy's deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                             In Millions
December 31                                            1997         1996

Property                                           $   (647)    $   (621)
Unconsolidated investments                             (263)        (259)
Postretirement benefits (Note 16)                      (156)        (165)
Abandoned Midland project                               (33)         (40)
Employee benefit obligations
 (includes postretirement benefits
 of $155 and $167) (Note 16)                            195          201
AMT carryforward                                        147          172
Power purchases (Note 3)                                 66           82
Other                                                   (14)         (20)
                                                    -------      -------
                                                   $   (705)    $   (650)
                                                    =======      =======

Gross deferred tax liabilities                      $(1,758)     $(1,715)
Gross deferred tax assets                             1,053        1,065
                                                    -------      -------
                                                   $   (705)    $   (650)
                                                    =======      =======

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                                  In Millions
Years Ended December 31                            1997       1996       1995

Consolidated net income before
  preferred dividends
    Domestic                                       $229       $237       $219
    Foreign                                          64         31         13
                                                   ----       ----       ----
                                                    293        268        232
Income tax expense                                  117        139        118
                                                   ----       ----       ----
                                                    410        407        350
Statutory federal income tax rate                  x 35%      x 35%      x 35%
                                                   ----       ----       ----
Expected income tax expense                         143        142        123
Increase (decrease) in taxes from:
 Capitalized overheads previously
  flowed through                                      5          5          5
 Differences in book and tax depreciation
  not previously deferred                             8          6          6
 Impact of foreign taxes, tax rates and credits       1          8          3
 Undistributed earnings of
  international subsidiaries                        (10)        (2)         -
 ITC amortization                                   (10)       (10)       (10)
 Section 29 Fuel Tax Credits                        (13)       (13)       (13)
 Other, net                                          (7)         3          4
                                                   ----       ----       ----
                                                   $117       $139       $118
                                                   ====       ====       ====


14:   Financial Instruments

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

The carrying amount of long-term debt was $3.3 billion at December 31, 1997 and $2.8 billion at December 31, 1996, and the fair values were $3.3 billion and $2.9 billion, respectively. Although the current fair value of the long-term debt may differ from the current carrying amount, settlement of the reported debt is generally not expected until maturity. The carrying amount of preferred stock and Trust Preferred Securities was $631 million at December 31, 1997 and $456 million at December 31, 1996, and the fair value was $632 million and $439 million, respectively.

The fair values of CMS Energy's off-balance-sheet financial instruments are based on the amounts estimated to terminate or settle the instruments. At December 31, 1997, the fair value of CMS Energy's interest rate swap agreements, with a notional amount of $1.1 billion, was $13 million, representing the amount that CMS Energy would have to pay to terminate the agreements. The settlement of the interest rate swap agreements in 1997 did not materially affect interest expense. At December 31, 1996, CMS Energy would have paid $10 million to terminate the agreements. Also refer to Note 9 for a discussion of CMS NOMECO's price hedging arrangements and their fair values. Guarantees were $543 million and $102 million at December 31, 1997 and 1996, respectively.

The amortized cost of CMS Energy's nuclear decommissioning investments, which are considered available-for-sale securities in accordance with SFAS 115, Accounting For Certain Investments in Debt and Equity Securities, was $405 million and $351 million as of December 31, 1997 and 1996, respectively. The unrealized gain, which is classified in accumulated depreciation, was $81 million and $35 million as of December 31, 1997 and 1996, respectively.


15:   Executive Incentive Compensation

Under CMS Energy's Performance Incentive Stock Plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock of CMS Energy. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than three percent of CMS Energy's Common Stock outstanding on January 1 each year, less (i) the number of shares of restricted Common Stock awarded and (ii) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures of shares previously awarded increase the number available to be awarded under the plan. At December 31, 1997, awards of up to 749,889 shares of CMS Energy Common Stock and 192,387 shares of Class G Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1997, 562,711 of the 748,211 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives. At December 31, 1997 all of the 19,791 restricted shares of Class G Common Stock outstanding are subject to performance objectives.

Under the plan, stock options and stock appreciation rights are granted with an exercise price equal to the closing market price on each grant date. Options are exercisable upon grant and expire up to ten years and one month from date of grant. The status of the restricted stock granted to CMS Energy's key employees under the Performance Incentive Stock Plan and options granted under both plans follows.

                                    Restricted
                                         Stock              Options
-------------------------------------------------------------------------
                                        Number      Number  Weighted-Average
                                     of Shares   of Shares    Exercise Price
-------------------------------------------------------------------------
CMS Energy Common Stock:
Outstanding at January 1, 1995         330,356   1,490,666      $ 23.50
  Granted                              253,337     304,000      $ 25.08
  Exercised or Issued                  (43,939)   (147,666)     $ 14.52
  Forfeited                            (22,307)          -            -
  Expired                                    -     (55,000)     $ 27.46
                                      --------    --------      --------
Outstanding at December 31, 1995       517,447   1,592,000      $ 24.50
  Granted                              222,000     368,176      $ 30.55
  Exercised or Issued                  (92,533)   (231,550)     $ 20.79
  Forfeited                            (46,076)          -            -
  Expired                                    -     (12,000)     $ 32.88
                                      --------    --------      --------
Outstanding at December 31, 1996       600,838   1,716,626      $ 26.24
  Granted                              366,360     431,500      $ 35.91
  Exercised or Issued                 (159,405)   (479,422)     $ 26.54
  Forfeited                            (59,582)          -            -
  Expired                                    -      (2,987)     $ 30.13
                                      --------   ---------      --------
Outstanding at December 31, 1997       748,211   1,665,717      $ 28.65
                                      ========   =========      ========



Class G Common Stock:
Outstanding at December 31, 1995         6,924      10,000      $ 17.88
  Granted                                9,423      11,000      $ 17.88
                                         -----      ------       ------
Outstanding at December 31, 1996        16,347      21,000      $ 17.88
  Granted                                8,784      12,000      $ 20.24
  Exercised or Issued                   (1,385)     (5,000)     $ 17.88
  Forfeited                             (3,955)          -            -
                                       -------     -------       -------
Outstanding at December 31, 1997        19,791      28,000       $18.89
                                       =======     =======       =======


The following table summarizes information about stock options outstanding at December 31, 1997:

                            Number          Weighted-           Weighted-
         Range of        of Shares            Average             Average
  Exercise Prices      Outstanding     Remaining Life      Exercise Price

   $17.13- $24.75          594,000         4.82 years              $21.82
   $25.13- $33.88          668,217         5.30 years              $30.32
   $34.25- $38.00          403,500         9.51 years              $35.92
  ---------------       ----------         ----------             -------
   $17.13- $38.00        1,665,717         6.15 years              $28.65
  ===============       ==========         ==========             =======

The range of exercise prices for Class G Common Stock options is $17.88 to $23.31; the weighted average remaining life is 8.8 years.

The weighted average fair value of options granted for CMS Energy Common Stock was $6.38 in 1997, $6.94 in 1996, and $5.37 in 1995. The weighted average fair value of options granted for Class G Common Stock was $1.87 in 1997, $1.59 in 1996 and $1.57 in 1995. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

Years Ended December 31                         1997       1996       1995

CMS Energy Common Stock Options
  Risk-free interest rate                      6.06%      6.63%      6.17%
  Expected stock-price volatility             17.43%     24.08%     27.12%
  Expected dividend rate                       $ .30      $ .27      $ .24
  Expected option life                       5 years    5 years    5 years

Class G Common Stock Options
  Risk-free interest rate                      6.06%      6.63%      6.17%
  Expected stock-price volatility             18.05%     16.19%     16.19%
  Expected dividend rate                       $ .31     $ .295     $ .295
  Expected option life                       5 years    5 years    5 years


CMS Energy applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. The compensation cost charged against income for restricted stock was $6 million in 1997, $2 million in 1996, and $3 million in 1995. If compensation cost for stock options had been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, CMS Energy's consolidated net income and earnings per share would have been as follows:

                                       In Millions, Except Per Share Amounts
                                              Pro Forma       As Reported
Years Ended December 31                      1997     1996      1997    1996

Consolidated Net Income                      $266     $239      $268    $240
Net Income Attributable
 to Common Stocks
  CMS Energy                                  251      225       253     226
  Class G                                      15       14        15      14
Earnings Per Average Common Share
  CMS Energy
      Basic                                  2.61     2.43      2.63    2.45
      Diluted                                2.59     2.42      2.61    2.44
  Class G
      Basic and Diluted                      1.81     1.78      1.84    1.82



16:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions: CMS Energy and its subsidiaries provide certain health care and life insurance benefits for retired employees and their eligible dependents. Substantially all employees may become eligible for such benefits if they attain retirement status while working for CMS Energy or its subsidiaries. CMS Energy and its subsidiaries adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective as of the beginning of 1992 and Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 20). CMS Energy's international subsidiaries expensed their accumulated transition obligation liability. The amount of such transition obligation is not material to the presentation of the consolidated financial statements or significant to CMS Energy's total transition obligation. The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years. During 1995, the FERC granted Consumers a waiver of a three-year filing requirement for cost recovery with respect to its wholesale electric business. At December 31, 1997, Consumers had recorded a regulatory asset and liability of $7 million. By early 1997, the FERC had authorized recovery of these costs. CMS Energy funds the benefits using external Voluntary Employee Beneficiary Associations, a legal entity established under guidelines of the IRC, through which the company can provide certain benefits for its employees or retirees. Funding of the benefits coincides with Consumers' recovery in rates.

Retiree health care costs at December 31, 1997 are based on the assumption that costs would increase 6.5 percent in 1998, then decrease gradually to
5.5 percent in 2004 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year's estimated health care cost assumption would increase the accumulated postretirement benefit obligation at December 31, 1997 by $83 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1997 by $9 million.

Years Ended December 31                           1997       1996      1995

Weighted average discount rate                   7.50%      7.75%     7.50%
Expected long-term rate of
 return on plan assets                           7.00%      7.00%     7.00%


Net postretirement benefit costs for the health care benefits and life insurance benefits consisted of:

                                                                In Millions
Years Ended December 31                           1997       1996      1995

Service cost                                      $ 10       $ 13      $ 11
Interest cost                                       41         42        40
Actual return on assets                            (38)       (14)       (4)
Net amortization and deferral                       25          8         1
                                                  ----       ----      ----
Net postretirement benefit costs                  $ 38       $ 49      $ 48
                                                  ====       ====      ====

The funded status of the postretirement benefit plans is reconciled with the liability recorded at December 31 as follows:

                                                                In Millions
                                                             1997      1996

Actuarial present value of estimated benefits
  Retirees                                                  $ 325     $ 330
  Eligible for retirement                                      68        66
  Active (upon retirement)                                    189       190
                                                            -----     -----
Accumulated postretirement benefit obligation                 582       586
Plan assets (primarily stocks, bonds and money
 market investments) at fair value                            224       138
                                                            -----     -----
Accumulated postretirement benefit obligation
 less than (in excess of) plan assets                        (358)     (448)
Unrecognized net (gain) loss from
 experience different than assumed                            (83)      (36)
Unrecognized prior service cost                                 -         7
                                                            -----     -----
Recorded liability                                          $(441)    $(477)
                                                            =====     =====

The health care portion of the accumulated postretirement benefit obligation is $565 million and $570 million at December 31, 1997 and 1996, respectively.

Supplemental Executive Retirement Plan: Certain management employees qualify to participate in the SERP. SERP benefits, which are based on an employee's years of service and earnings as defined in the SERP, are paid from a trust established in 1988. Because the SERP is not a qualified plan under the IRC, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1997 and 1996, trust assets were $44 million and $31 million, respectively, and were classified as other non-current assets.

Defined Benefit Pension Plan: A trusted, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan was fully funded, no contributions were made in 1997 and 1996. A contribution of $9 million was made in 1995.

Years Ended December 31                           1997       1996      1995

Discount rate                                    7.50%      7.75%     7.50%
Rate of compensation increase                    3.75%      4.00%     4.50%
Expected long-term rate of return on assets      9.25%      9.25%     9.25%


Net Pension Plan and SERP costs consisted of:

                                                                In Millions
Years Ended December 31                           1997       1996      1995

Service cost                                    $   26     $   26    $   23
Interest cost                                       61         58        56
Actual return on plan assets                      (163)       (63)     (168)
Net amortization and deferral                       93         (6)      103
                                                 -----      -----     -----
Net periodic pension cost                       $   17     $   15    $   14
                                                 =====      =====     =====

The funded status of the Pension Plan and SERP reconciled to the liability recorded at December 31 was:

                                                                In Millions
                                         Pension Plan            SERP
                                         1997      1996      1997      1996

Actuarial present value of
 estimated benefits
  Vested                                $ 548     $ 504     $  24     $  21
  Non-vested                               79        72         1         1
                                        -----     -----     -----     -----
Accumulated benefit obligation            627       576        25        22
Provision for future pay increases        165       158        16        15
                                        -----     -----     -----     -----
Projected benefit obligation              792       734        41        37
Plan assets (primarily stocks
 and bonds, including $153 in 1997
 and $117 in 1996 in common stock
 of CMS Energy) at fair value             882       779         -         -
                                        -----     -----     -----     -----
Projected benefit obligation
 less than (in excess of)
 plan assets                               90        45       (41)      (37)
Unrecognized net (gain) loss
 from experience different
 than assumed                            (157)      (99         5)        5
Unrecognized prior service cost            35        39         2         2
Unrecognized net transition (asset)       (22)      (27)        -         -
                                        -----     -----     -----     -----
Recorded liability                      $ (54)    $ (42)    $ (34)    $ (30)
                                        =====     =====     =====     =====

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

Defined Contribution Plan: CMS Energy provides a defined contribution 401(k) plan to all U.S. employees of CMS Energy and its subsidiaries which are at least 80 percent owned and have adopted the plan. CMS Energy will match at least one-half of the amount contributed by employees up to 3 percent of their salary. These contributions to the plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were approximately $20 million in 1997, $18 million in 1996 and $17 million in 1995.


17:   Leases

CMS Energy, Consumers, and Enterprises lease various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement expires in November 1999, yet provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $47 million as of December 31, 1997. Consumers is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under CMS Energy's non-cancelable leases at December 31, 1997, were:

                                                             In Millions
                                                  Capital      Operating
                                                   Leases         Leases

1998                                                $  42          $  11
1999                                                   44             11
2000                                                   14             11
2001                                                   12              8
2002                                                    9              8
2003 and thereafter                                     7             20
                                                    -----          -----
Total minimum lease payments                          128          $  69
Less imputed interest                                  19          =====
                                                    -----
Present value of net minimum lease payments           109
Less current portion                                   34
                                                    -----
Non-current portion                                 $  75
                                                    =====

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 1997, 1996 and 1995, were $10 million, $8 million and $11 million, respectively.

Capital lease expenses for the years ended December 31, 1997, 1996 and 1995 were $43 million, $46 million and $46 million, respectively.
Included in these amounts for the years ended 1997, 1996 and 1995 are nuclear fuel lease expenses of $25 million for each year.


18:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The direct expenses of the joint plants are included in Consumers' operating expenses. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                             In Millions
December 31                                          1997           1996

Net investment
  Ludington - 51 percent                             $112           $116
  Campbell Unit 3 - 93.3 percent                      314            329
  Transmission lines - various                         34             35

Accumulated depreciation
  Ludington                                          $ 88           $ 84
  Campbell Unit 3                                     265            252
  Transmission lines                                   14             14


19:   Reportable Segments

CMS Energy operates principally in the following business segments: electric utility; gas utility; oil and gas exploration and production; independent power production; natural gas transmission, storage and processing; and energy marketing, services and trading.

The Consolidated Statements of Income show operating revenue and pretax operating income by business segment. Other business and geographic segment information follows:

Business Segments
                                                             In Millions
Years Ended December 31                         1997      1996      1995

Depreciation, depletion and amortization
  Electric utility                           $   296   $   282   $   272
  Gas utility                                     93        87        83
  Independent power production                    13         8         4
  Oil and gas exploration and production          58        55        52
  Natural gas transmission, storage
   and processing                                 14         7         3
  Marketing, services and trading                  1         -         -
  Other                                            2         2         2
                                              ------    ------    ------
                                             $   477   $   441   $   416
                                              ======    ======    ======

Identifiable assets
  Electric utility (a)                        $4,472    $4,505    $4,522
  Gas utility (a)                              1,644     1,709     1,690
  Independent power production                 1,699     1,053       840
  Oil and gas exploration and production         726       719       660
  Natural gas transmission, storage
   and processing                                536       397       272
  Marketing, services and trading                191        52        31
  Other                                          525       180       128
                                              ------    ------    ------
                                              $9,793    $8,615    $8,143
                                              ======    ======    ======

Capital expenditures (b)
  Electric utility                          $    255    $  310  $    328
  Gas utility                                    116       137       126
  Independent power production                   704       142       239
  Oil and gas exploration and
   production (c)                                132        88       168
  Natural gas transmission, storage
   and processing                                115       136       178
  Marketing, services and trading                 28         -         -
  Other                                          202        66        14
                                              ------    ------    ------
                                             $ 1,552    $  879   $ 1,053
                                              ======    ======    ======

Investments in Equity Method Investees
  Independent power production                $1,203    $  683    $  603
  Natural gas transmission, storage
   and processing                                256       234       193
  Marketing, services and trading                 26         -         -
  Other                                          277        85        22
                                              ------    ------    ------
                                              $1,762    $1,002    $  818
                                              ======    ======    ======

Earnings from Equity Method Investees(d)
  Independent power production               $    89   $    91   $    58
  Natural gas transmission, storage
   and processing                                 10        12         9
  Marketing, services and trading                  2         -         -
  Other                                            8         8        11
                                              ------    ------    ------
                                              $  109    $  111   $    78
                                              ======    ======    ======

Geographic Areas
                                                  Investments       Earnings
                             Pretax                 in Equity    from Equity
                Operating Operating Identifiable       Method         Method
                  Revenue    Income       Assets    Investees   Investees(d)

1997
United States      $4,582   $   670       $7,991      $   765        $    81
International         205        76        1,802          997             28

1996
United States      $4,220   $   653       $7,802      $   689        $    98
International         113        38          813          313             13

1995
United States      $3,831   $   601       $7,611      $   586        $    75
International          59        18          532          232              3


(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(b) Includes capital leases for nuclear fuel and other assets and electric DSM costs (see Consolidated Statements of Cash Flows). Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(c)  Includes common stock issued for acquisitions in 1995.

(d) These amounts are included in operating revenue in the Consolidated Statements of Income.


20:   Effects of the Ratemaking Process

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process. These costs are being recovered through rates over periods of up to 15 years.

An accounting standard, effective 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The standard also imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. There was no impact on financial position or results of operations upon adoption because management believes these assets will be recovered. For further discussion, see Outlook - Application of SFAS 71 in the MD&A.

                                                             In Millions
December 31                                             1997        1996

Postretirement benefits (Note 16)                      $ 429       $ 460
Income taxes (Note 13)                                   172         158
Abandoned Midland project                                 93         113
Manufactured gas plant sites (Note 10)                    47          47
DSM - deferred costs                                      46          60
Uranium enrichment facility                               22          23
Ludington Fish Settlement                                 12          14
Other                                                     16          43
                                                       -----       -----
Total regulatory assets                                $ 837       $ 918
                                                       =====       =====
Income taxes (Note 13)                                 $(226)      $(224)
DSM - deferred revenue                                   (24)        (25)
                                                       -----       -----
Total regulatory liabilities                           $(250)      $(249)
                                                       =====       =====


21:   Equity Method Investments

Certain of CMS Energy's subsidiaries invest in companies, partnerships and joint ventures as part of a strategy for growth through international diversification. The ownership interests for these investments vary from 20 percent to 50 percent and are all accounted for using the equity method of accounting. Following is summarized combined financial information for all equity method investments, except for the MCV Partnership, which is disclosed separately in Note 22 and Loy Yang, which is disclosed separately in this note. For information relating to the geographic location of investees and CMS Energy's and its subsidiaries' equity earnings from and investment in investees refer to Note 19.

Income Statement Data (unaudited)
                                                             In Millions
Years Ended December 31                     1997        1996        1995

Operating revenue                         $1,267      $  674      $  587
Operating expenses                           808         399         299
                                          ------      ------      ------
Operating income                             459         275         288
Other expense, net                           175          97         114
                                          ------      ------      ------
Net income                               $   284      $  178      $  174
                                          ======      ======      ======

Balance Sheet Data (unaudited)
                                                             In Millions
December 31                                             1997        1996

Assets
   Current assets                                   $    439    $    341
   Property, plant and equipment, net                  3,335       2,794
   Other assets                                        1,976         164
                                                     -------     -------
                                                     $ 5,750     $ 3,299
                                                     =======     =======

Liabilities and Equity
   Current liabilities                              $    696    $    293
   Long-term debt and other
    non-current liabilities                            3,262       1,351
   Equity                                              1,792       1,655
                                                     -------     -------
                                                     $ 5,750     $ 3,299
                                                     =======     =======

In the second quarter of 1997, a consortium comprising subsidiaries of CMS Generation, among others, financed, through a consortium of banks, seventy-seven percent of the consortium's $3.7 billion payment to the Australian State of Victoria government for the Loy Yang acquisition.
This financing occurred on a non-recourse basis to CMS Energy and CMS
Generation.

Summarized financial information of Loy Yang:

Income Statement Data (unaudited)
                                                             In Millions
Year Ended December 31                                              1997

Operating revenue                                                   $229
Operating expenses                                                   112
                                                                    ----
Operating income                                                     117
Other expense, net                                                   114
                                                                    ----
Net income                                                          $  3
                                                                    ====

Balance Sheet Data (unaudited)
                                                             In Millions
December 31                                                         1997

Assets
   Current assets                                                $   144
   Property, plant and equipment, net                              3,159
   Other assets                                                        4
                                                                  ------
                                                                  $3,307
                                                                  ======
Liabilities and Equity
   Current liabilities                                          $     46
   Long-term debt and other non-current liabilities                2,352
   Equity                                                            909
                                                                  ------
                                                                  $3,307
                                                                  ======

22:   Summarized Financial Information of Significant
           Related Energy Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1997 obligation to purchase electric capacity from the MCV Partnership was 15 percent of Consumers' owned and contracted capacity.

Summarized financial information of the MCV Partnership:

Statements of Income (unaudited)

                                                                In Millions
Years Ended December 31                             1997     1996      1995

Operating revenue (a)                              $ 652    $ 645     $ 618
Operating expenses                                   435      417       386
                                                   -----    -----     -----
Operating income                                     217      228       232
Other expense, net                                   154      162       171
                                                   -----    -----     -----
Net income before cumulative
  effect of accounting change                         63       66        61
Cumulative effect of change in method
  of accounting for property tax                      15        -         -
                                                   -----    -----     -----
Net income                                         $  78    $  66     $  61
                                                   =====    =====     =====

Balance Sheets (unaudited)

                                                                In Millions
December 31                                                  1997      1996

Assets
  Current assets (b)                                      $   362   $   316
  Property, plant and equipment, net                        1,820     1,889
  Other assets                                                169       159
                                                           ------    ------
                                                           $2,351    $2,364
                                                           ======    ======

Liabilities and Partners' Equity
  Current liabilities                                      $  285   $   235
  Long-term debt and other
   non-current liabilities (c)                              1,789     1,930
  Partners' equity (d)                                        277       199
                                                            -----     -----
                                                           $2,351    $2,364
                                                           ======    ======

(a) Revenue from Consumers totaled $609 million, $598 million and $571 million for 1997, 1996, and 1995, respectively.

(b) Receivables from Consumers totaled $54 million and $52 million, at December 31, 1997 and 1996, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 1997 and 1996, lease obligations of $1.52 billion and $1.58 billion, respectively, were owed to the owner trust.
      CMS Holdings' share of the interest and principal portion for the 1997 lease payments was $62 million and $28 million, respectively, and for the 1996 lease payments was $64 million and $25 million, respectively. The lease payments service $1.0 billion and $1.1 billion in non-recourse debt outstanding as of December 31, 1997 and 1996, respectively, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1997 and 1996, the owner-trust made debt payments (including interest) of $192 million. FMLP's earnings for 1997, 1996, and 1995 were $20 million, $17 million, and $14 million, respectively.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until certain financial test requirements are met. Consumers does not anticipate receiving a cash distribution in the near future.

                         ARTHUR ANDERSEN LLP




              Report of Independent Public Accountants





To CMS Energy Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of preferred stock of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMS Energy Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                              Arthur Andersen LLP


Detroit, Michigan,
   January 26, 1998.


Quarterly Financial and Common Stock Information                                           CMS Energy Corporation


                                                                            In Millions, Except Per Share Amounts

                                           1997 (Unaudited)                           1996 (Unaudited)

Quarters Ended               March 31    June 30   Sept. 30    Dec. 31   March 31    June 30  Sept. 30    Dec. 31
Operating revenue (a)          $1,295     $1,024     $1,032     $1,436     $1,283       $938      $929     $1,183

Pretax operating income (b)      $213       $167       $185       $181       $219       $159      $169       $144

Consolidated net income           $84        $54        $66        $64        $88        $50       $58        $44

Basic earnings (loss) per
  average common
  share (c):
    CMS Energy                   $.79       $.55       $.70       $.59       $.83       $.54      $.65       $.43
    Class G                     $1.18       $.16      $(.21)      $.70      $1.50       $.16     $(.28)      $.44

Diluted earnings (loss) per
  average common
  share (c):
    CMS Energy                   $.78       $.55       $.69       $.59       $.83       $.53      $.65       $.43
    Class G                     $1.18       $.16      $(.21)      $.70      $1.50       $.16     $(.28)      $.44

Dividends declared per
  common share:
    CMS Energy                   $.27       $.27       $.30       $.30       $.24       $.24      $.27       $.27
    Class G                     $.295      $.295       $.31       $.31       $.28       $.28     $.295      $.295

Common stock prices (d)
  CMS Energy:
    High                      $34-1/2    $35-5/8   $38-1/16   $44-1/16    $31-7/8    $31-1/4   $31-5/8    $33-3/4
    Low                       $31-1/2    $31-1/8    $34-7/8  $35-11/16  $27-13/16        $28       $29    $30-1/8
  Class G:
    High                      $19-7/8    $19-7/8        $22    $27-1/8        $20    $19-3/8   $18-7/8    $19-1/4
    Low                       $17-7/8    $17-5/8        $19    $20-5/8    $17-7/8    $17-1/2   $16-5/8    $17-3/8


(a) Amounts in 1997 were restated for comparative purposes.
(b) Amounts in 1996 were restated for comparative purposes.
(c) The sum of the quarters may not equal the annual earnings per share due to changes in shares outstanding.
(d) Based on New York Stock Exchange - Composite transactions.


                     (This page intentionally left blank)









                           1997 Financial Statements

Selected Financial Information                                                         Consumers Energy Company

                                                           1997        1996        1995        1994        1993

Operating revenue (in millions)                  ($)      3,769       3,770       3,511       3,356       3,243

Net income (in millions)                         ($)        321         296         255         226         198

Net income available to common
 stockholder (in millions)                       ($)        284         260         227         202         187

Cash from operations (in millions)               ($)        758         672         642         598         403

Capital expenditures, excluding capital
 lease additions and DSM (in millions)           ($)        360         410         414         447         451

Total assets (in millions)                       ($)      6,949       7,025       6,954       6,809       6,551

Long-term debt, excluding current
 maturities (in millions)                        ($)      1,369       1,900       1,922       1,953       1,839

Non-current portion of capital
 leases (in millions)                            ($)         74         100         104         108         106

Total preferred stock (in millions)              ($)        238         356         356         356         163

Total preferred securities (in millions)         ($)        220         100           -           -           -

Number of preferred shareholders at year-end              6,178       9,540      10,084      10,599       7,037

Book value per common share at year-end          ($)      20.38       19.96       19.00       16.96       15.28

Return on average common equity                  (%)       16.8        15.9        15.0        14.9        14.8

Return on assets                                 (%)        6.2         5.7         5.3         4.9         4.7

Number of full-time equivalent
 employees at year-end
   Consumers                                              8,640       8,938       9,262       9,409       9,495
   Michigan Gas Storage                                      66          67          70          73          72

Electric statistics
   Sales (billions of kWh)                                 37.9        37.1        35.5        34.5        32.8
   Customers (in thousands)                               1,617       1,594       1,570       1,547       1,526
   Average sales rate per kWh                  (cents)     6.57        6.55        6.36        6.29        6.28

Gas statistics
   Sales and transportation deliveries (bcf)                420         448         404         409         411
   Customers (in thousands) (a)                           1,533       1,504       1,476       1,448       1,423
   Average sales rate per mcf                    ($)       4.44        4.45        4.42        4.48        4.46

(a)  Excludes off-system transportation customers.



                           Consumers Energy Company
                     Management's Discussion and Analysis


This Annual Report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, that include without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this report. Refer to the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


RESULTS OF OPERATIONS

                                                          In Millions
Years Ended December 31   1997   1996   Change      1996   1995Change

Net income available
 to common stockholder    $284   $260     $24       $260   $227   $33

Consumers experienced earnings growth for the fifth consecutive year. This continued growth is the reflection of changes in regulation and Consumers' strategy to target increased deliveries to industrial and commercial customers. The improved net income for 1997 reflects the favorable impact for all of 1997 of an electric rate increase received in February 1996, increased electric sales, the one-time recognition of interest income for $7 million from a related-party property sale, increased revenues from the transmission of electricity for others, and improved earnings from the MCV Partnership. In addition, the improved net income for 1997 reflects an adjustment of prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds of $9 million. The improved net income for 1996 over the 1995 level reflects the favorable impact of an electric rate increase received in February 1996, increased electric sales and gas deliveries, and revenues from gas loaning activities. In addition, other operating income increased during 1996 due to a FERC-ordered refund received by the MCV Partnership from a gas pipeline supplier. For further information, see the Electric and Gas Utility Results of Operations sections of this MD&A and Note 4.

Electric Utility Results of Operations

Electric Pretax Operating Income:
                                                          In Millions
Years Ended December 31       1997   1996  Change   1996  1995 Change

                              $432   $411     $21   $411  $372    $39

Electric pretax operating income in 1997 benefitted from increased electric sales, the full effect of the February 1996 electric rate increase and extensive control of operation and maintenance costs. Partially offsetting these benefits were lower revenue due to increases in special contract discounts negotiated with large commercial and industrial customers and higher depreciation and general taxes expenses. The increase in electric pretax operating income in 1996 reflects the favorable impact of the February 1996 electric rate increase and the benefit of increased kWh sales and lower maintenance expenses. The increase was partially offset by a decrease in revenues due to increases in special contract discounts negotiated with large industrial customers and increased depreciation, general taxes and operation expenses. The following table quantifies these impacts on pretax operating income:

                                                            In Millions
Change Compared to Prior Year                 1997 vs 1996   1996 vs 1995

Sales (including special contract discounts)       $  5            $  1
Rate increases and other regulatory issues           11              50
Operation and maintenance                            24               2
General taxes, depreciation and other               (19)           (14)
                                                   ----            ----
Total increase/(decrease) in pretax
 operating income                                   $21             $39
                                                   ====            ====

Electric Sales: Total electric sales in 1997 were 38 billion kWh, an increase of 2.3 percent over 1996 sales. The increase reflects continued economic growth in Michigan and a 1.2 percent increase in sales to ultimate customers, primarily within the industrial class. Total electric sales in 1996 were 37 billion kWh, an increase of 4.4 percent over the 1995 level. The increase in 1996 is primarily attributable to an increase in intersystem sales and a 1.7 percent increase in sales to ultimate customers. This increase also reflects continued economic growth in Consumers' territory.

Power Costs: Cost increases in both 1997 and 1996 over the prior periods reflect greater power purchases from outside sources to meet increased sales demand. The following table quantifies the changes in electric power costs:

                                                       In Millions
Years Ended December 31            1997   1996Change   1996   1995 Change

                                 $1,139 $1,087  $52   $1,087  $970   $117

Electric Utility Operating Issues:

Power Purchases from the MCV Partnership - In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For 1997, the MCV Facility was available 99 percent of the time, resulting in after-tax cash underrecoveries of $41 million. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below. For further information, see Power Purchases from the MCV Partnership in
Note 3.

                                                     In Millions
                                   1998    1999 2000  2001  2002

Estimated cash underrecoveries,
 net of tax                         $23     $22  $21   $20   $19

Consumers bases the above estimated underrecoveries, in part, on an estimate of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, Consumers will need to recognize losses for future underrecoveries larger than amounts previously recorded. Therefore, Consumers would experience larger amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual MCV Facility operations.

Electric Rate Proceedings - In 1996, the MPSC issued a final order authorizing Consumers to recover costs associated with the purchase of an additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment. To implement the accelerated recovery, the order requires an increase in annual nuclear plant depreciation expense by $18 million with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. For further information on these issues, see the Electric Business Outlook section of this MD&A and Notes 3 and 4.

Nuclear Matters - In January 1997, the NRC issued its Systematic
Assessment of Licensee Performance report for Palisades. The report rated all areas as good, unchanged from the previous assessment.

The NRC requires Consumers to make certain calculations and report to it on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock. In 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003. Consumers believes that with a change in fuel management designed to minimize embrittlement, Palisades can be operated to the end of its license life in the year 2007.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage.

Big Rock closed permanently on August 29, 1997 because management determined that the plant would be uneconomical to operate in an increasingly competitive environment. Consumers originally scheduled the plant to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and may take five to ten years to return the site to its original condition. The earlier than planned closure of the plant and the reopening of the South Carolina Barnwell facility to receive low level radioactive waste have changed the method of decommissioning from the safe storage option to immediate dismantlement. This change could have an impact on the estimated decommissioning cost which is required to be updated in a filing with the MPSC by March 31, 1998. For further information on nuclear matters, see
Note 7.

Electric Environmental Matters - The Clean Air Act contains significant environmental provisions specific to utilities. During the past few years, Consumers incurred $46 million in capital expenditures. Consumers believes it may incur an additional $30 million in capital expenditures by the year 2000 to comply with the current sulfur dioxide and nitrogen oxide emission limits established by the EPA.

Consumers currently operates within all Clean Air Act requirements and meets current ozone and particulate emission limits. The EPA recently revised the national air quality standards, which may further limit small particulate and ozone related emissions, and proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units. It is unlikely that the State of Michigan will establish Consumers' emissions reduction target until mid-to-late 1999. Until this state-mandated target is known, the estimated cost of compliance is subject to significant revision. The preliminary estimate of capital costs to reduce nitrogen oxide related emissions for Consumers' fossil-fueled generating units is approximately $175 million, plus an additional amount totaling $10 million per year for the next 20 years for operation and maintenance costs. Consumers may need an equivalent amount to comply with the new small particulate standards. The State of Michigan objected to the extent of the proposed EPA emission reductions. If the State of Michigan's position were to be adopted by the EPA, costs could be less than the current estimated amounts. Consumers supports the bipartisan effort in the U.S. Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established scientifically.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Many other creditworthy, potentially responsible parties, with substantial assets also cooperate with respect to the individual sites. Based on current information, management believes it is unlikely that Consumers' liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. Consumers does not believe that any facility in the United States currently accepts the radioactive portion of that waste. The cost of removal and disposal is currently unknown. These costs would constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options. For further information regarding these and other environmental matters, see Electric Environmental Matters in Note 6.

Stray Voltage - Various parties have sued Consumers relating to the effect of so-called stray voltage on certain livestock. In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved.
The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of December 31, 1997, Consumers had 12 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from 22 lawsuits as reported at year end 1996.

Other - In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court alleging antitrust violations and economic losses due to special electric contracts signed by Consumers with large customers. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by, and are subject to, the jurisdiction of the MPSC. In November 1997, Consumers and CMS Energy filed a motion for summary judgement and/or for dismissal of the complaint filed by the plaintiffs. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

Gas Utility Results of Operations

Gas Pretax Operating Income:

                                                            In Millions
Years Ended December 31       1997  1996 Change       1996 1995  Change

                              $153  $158    $(5)      $158 $156      $2

Gas pretax operating income decreased in 1997 compared to 1996. The decrease results from reduced gas deliveries due to warmer winter month temperatures in 1997 and the loss of an extra day for the 1996 leap year. Revenues were also down in 1997 due to the elimination of surcharges related to past conservation programs and reduced gas loaning activities. In addition, depreciation costs and general taxes were higher in 1997 from increased investments to serve new customers. Offsetting these decreases to pretax operating income were lower operations and maintenance expenses that resulted from extensive cost controls. Gas pretax operating income increased in 1996 compared to 1995. The increase results from increased gas deliveries and revenues from value-added services and gas loaning activities. Partially offsetting these increases were higher operating, depreciation and general tax expenses. The following table quantifies these impacts on pretax operating income:

                                                          In Millions
Change Compared to Prior Year             1997 vs 1996   1996 vs 1995

Sales                                             $(13)          $  3
Gas wholesale and retail services
 activities                                         (9)             7
Operations and maintenance                          24             (4)
General taxes, depreciation and other               (7)            (4)
                                                  ----           ----
Total increase/(decrease) in pretax
 operating income                                 $ (5)          $  2
                                                  ====           ====

Gas Deliveries: System deliveries in 1997, including miscellaneous transportation, totaled 420 bcf, a decrease of 28 bcf or 6.1 percent compared to 1996. The decreased deliveries for 1997 compared to 1996 reflect warmer temperatures in 1997 and the loss of an extra day for the 1996 leap year. Comparable system deliveries for 1996 totaled 448 bcf, an increase of 44 bcf or 10.8 percent compared to 1995. The increased deliveries for 1996 compared to 1995 reflect growth resulting from customer additions, conversions to natural gas from alternative fuels, continued strength in the Michigan economy and the benefit from the added leap year day in 1996.

Cost of Gas Sold: The cost decrease for 1997 was the result of decreased sales and lower gas prices. The cost increase for 1996 was the result of increased sales.

                                                              In Millions
Years Ended December 31            1997  1996 Change    1996 1995  Change

                                   $694  $750   $(56)   $750 $674     $76

Gas Utility Operating Issues:

Gas Rate Proceedings - Consumers entered into a special natural gas transportation contract in response to a customer's proposal to bypass Consumers' system in favor of a competitive alternative. In 1995, the MPSC approved the contract. The MPSC stated, however, that Consumers' shareholders must bear the revenue shortfall created by the difference between the contract's discounted rate and the floor price of an MPSC-authorized gas transportation rate. In 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional. In October 1997, the Court of Appeals issued an opinion affirming the MPSC's order. Consumers has sought a rehearing of the Court of Appeals opinion. For further information on Gas Proceedings, see the Gas Business Outlook section of this MD&A and Note 4.

GCR Matters - In 1995, the MPSC issued an order favorable to Consumers' position in a $44 million contract pricing dispute (excluding interest) between Consumers and certain gas producers. The Court of Appeals upheld the MPSC order. The gas producers have now appealed to the Michigan Supreme Court. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit. Consumers will vigorously oppose any claims the producers may raise, but cannot predict the outcome of this issue.

Gas Environmental Matters - Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some that formerly housed manufactured gas plant facilities. Consumers estimates its costs related to investigation and remedial action at $48 million to $98 million. This estimate is based on undiscounted 1998 costs. Any significant change in assumptions, such as remediation technique, nature and extent of contamination and regulatory requirements, could affect the estimate of investigation and remedial action costs for the sites. For further information regarding environmental matters, see
Note 6 .


CAPITAL RESOURCES AND LIQUIDITY

Cash Position, Investing and Financing

Operating Activities: Consumers derives cash from operations from the sale and transportation of natural gas and the generation, transmission and sale of electricity. Cash from operations totaled $758 million and $672 million for 1997 and 1996, respectively. The $86 million increase resulted from an increase in net income due to extensive control of operation and maintenance costs and a change in working capital. Consumers uses operating cash primarily to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

Investing Activities: Cash used by Consumers in investing activities totaled $392 million and $494 million for 1997 and 1996, respectively.
The $102 million decrease resulted from a decrease in capital expenditures and receipt of $50 million related to CMS Enterprises' repurchase of two shares of its preferred stock. Consumers uses cash primarily for capital expenditures.

Financing Activities: Cash used by Consumers in financing activities totaled $363 million and $188 million for 1997 and 1996, respectively. The increase of $175 million in cash used reflects the redemption of $120 million of preferred stock and a return of equity to Consumers' common stockholder totaling $50 million.

Other Investing and Financing Matters: At December 31, 1997, Consumers had FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities through 1998; 2) issue, through November 1998, $376 million of long-term securities with maturities up to 30 years, for refinancing or refunding purposes; and 3) guarantee, through 1999, up to $25 million in loans made by others, to residents of Michigan for the purpose of making energy-related home improvements. In January 1998, Consumers requested authorization to issue, through November 1998, an additional $500 million of long-term securities for refinancing or refunding purposes.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1997, the total available amount remaining under these facilities was $168 million.

Consumers also has in place a $500 million trade receivables sale program. At December 31, 1997, $165 million in receivables remained available for sale under the program. For further information, see Note 5.

Consumers must redeem or retire $1 billion of long-term debt over the three-year period ending December 2000. In addition, at December 31, 1997, Consumers had a recorded liability to the DOE of $111 million, which Consumers must pay upon the first delivery of spent nuclear fuel to the DOE. Current federal law originally scheduled delivery of the fuel to occur in 1998 (see Note 2). Consumers plans to refinance $850 million of its long-term debt during 1998 and will continue to evaluate capital markets as a source of financing further debt retirements. In early 1998, Consumers called for the March 1998 redemption of $57 million aggregate principal amount of its 7.5 percent First Mortgage Bonds due 2002 and $62 million aggregate principal amount of its 7.5 percent First Mortgage Bonds due 2002.

In early 1998, Consumers issued $250 million of senior notes due February 1, 2008, at an interest rate of 6.375 percent. The senior notes are secured by a series of Consumers' First Mortgage Bonds, issued contemporaneously in a similar amount. Proceeds from the sale were added to the general funds of Consumers and applied to the payment, at maturity, of $248 million aggregate principal amount of Consumers' 8.75 percent First Mortgage Bonds due February 15, 1998.

At December 31, 1997, Consumers' capital structure consisted of 38 percent common equity, 10 percent preferred equity (including preferred stock and preferred securities), and 52 percent long- and short-term debt (including capital leases and notes payable).


OUTLOOK

The following discussions contain forward-looking statements. See the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those discussed herein.

Capital Expenditures Outlook

Consumers estimates the following capital expenditures, including new lease commitments, by company and by business segment over the next three years. These estimates are prepared for planning purposes and are subject to revision.

                                                 In Millions
Years Ended December 31                     1998   1999 2000

Consumers
  Construction                              $367   $358 $350
  Nuclear fuel lease                          54      -    1
  Capital leases other than nuclear fuel      11     19   16
Michigan Gas Storage                           3      3    3
                                            ----   ---- ----
                                            $435   $380 $370
                                            ====   ==== ====

Electric utility operations (a) (b)         $320   $265 $255
Gas utility operations (a)                   115    115  115
                                            ----   ---- ----
                                            $435   $380 $370
                                            ====   ==== ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Electric Utility Operating Issues-Electric Environmental Matters above and Note 6.

Electric Business Outlook

Growth: Consumers expects average annual growth of two and one-half percent per year in electric system deliveries over the next five years, based on the present industry and regulatory configuration in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

Restructuring: Consumers' electric retail service is affected by competition. To meet the challenge of competition, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option to terminate their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool, while Detroit Edison has given notice of early termination. Consumers expects FERC to rule on this issue in 1998.

In June 1997 the MPSC issued an order proposing that beginning January 1, 1998 Consumers would have to transmit and distribute energy on behalf of competing power suppliers to serve retail customers. The order states that by January 1, 2002, all customers would be free to choose (that is, have direct access to) their own power suppliers.

Under the June 1997 order, the MPSC would allow utilities to recover prudently incurred Transition Costs through a charge to all direct-access customers until the end of the transition period in 2007. Subsequent to the June 1997 order, the MPSC issued orders in October 1997 and early in 1998. Ultimately, the MPSC allowed Consumers: 1) to recover Transition Costs of $1.755 billion through a charge to all direct-access customers until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) to commence the phase-in of direct access in March 1998; and 3) to suspend the power supply cost recovery clause. The orders also confirm the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers believes that the Transition Cost surcharge will apply to all customers beginning in 2002. A separate charge to direct-access customers after MPSC review and verification would also recover prudent costs of implementing a direct-access program estimated at an additional $200 million. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount. For further information regarding restructuring, see Note 4.

Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. Consumers believes that the generation segment of its business is still subject to rate regulation based upon its present obligation to continue providing generation service to its customers, and the lack of definitive deregulation orders. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business.
Such a change could result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a loss, depending on whether Consumers' regulators adopt a transition mechanism for the recovery of all or a portion of these net regulatory assets. According to recently published Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business. At
December 31, 1997, Consumers had $277 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.4 billion included in electric plant and property. For further information regarding this issue, see the Electric Business Outlook - Restructuring, above.

Gas Business Outlook

Growth: Consumers currently anticipates gas deliveries (excluding transportation to the MCV Facility and off-system deliveries) to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption may affect actual gas deliveries in future periods. Consumers is also offering a variety of energy related services to its customers focused upon appliance maintenance, home safety and home security.

Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation pilot program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. To minimize the risk of exposure to higher gas costs, Consumers currently has contracts in place at known prices covering a portion of its requirements through the year 2000. ABATE, the Attorney General and other parties filed claims of appeal of the MPSC's order with the Court of Appeals. For further information, see Note 4 .

Application of SFAS 71: Based on a regulated utility accounting standard, SFAS 71, Consumers may defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval. Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.


OTHER MATTERS

New Accounting Standards

In 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Each of these standards requires expanded disclosures effective for 1998. Also in 1997, the Emerging Issues Task Force published Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, and Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation. The consensus reached in Issue 97-4 allows a company to maintain regulatory assets and liabilities for part of a business that is being deregulated if deregulatory legislation or a commission rate order allows the collection of regulated cash flows to recover costs or settle obligations. The regulated portion of a business maintains these regulatory assets and liabilities until they are collected or settled, they are impaired, or until the regulated portion of the business becomes deregulated. The consensus reached in Issue 97-13 requires a company to expense the cost of business process reengineering activities as incurred, and requires a company to write off previously capitalized costs as a cumulative effect adjustment in 1997. Consumers was not affected by the requirements of this consensus. In addition, Consumers does not expect the application of the other statements to materially affect its financial position, liquidity or results of operations.

Computer Modifications for Year 2000

Consumers uses software and related technologies throughout its businesses that the year 2000 date change will affect and, if uncorrected, could cause Consumers to, among other things, issue inaccurate bills, report inaccurate data, or incur plant outages. In 1995, Consumers began modification of its computer software systems by dividing programs requiring modification between critical and noncritical programs. All necessary program modifications are expected to be completed by the year 2000. Consumers devoted significant internal and external resources to these modifications. It will expense anticipated spending for these modifications as incurred, while capitalizing and amortizing the costs for new software over the software's useful life. Consumers does not expect that the cost of these modifications will materially affect its financial position, liquidity or results of operations.

Derivatives and Hedges

Consumers is exposed to market risk associated with changes in interest rates. Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps may be used to adjust exposure when deemed appropriate, based upon market conditions. Derivatives are principally used as hedges and not for trading purposes. During 1997, trading activities were immaterial. In the case of hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item. These strategies attempt to provide and maintain the lowest cost of capital. The fair value of Consumers' financial derivative instruments at December 31, 1997 was immaterial. Additionally, exposure to market risk in the near term would not have a material impact on Consumers consolidated financial position, results of operations or cash flows as of December 31, 1997.

For a discussion of accounting policies related to derivative transactions, see Note 5.


FORWARD-LOOKING INFORMATION

Forward-looking information is included throughout this report. This report also describes material contingencies in the Notes to the Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of FERC and the MPSC) with respect to rates, proposed electric and natural gas industries restructuring, change in industry and rate structure, operation of a nuclear power facility, acquisition and disposal of assets and facilities, operation and construction of plant facilities, operation and construction of natural gas pipeline and storage facilities, recovery of the cost of purchased power or natural gas, decommissioning costs, and present or prospective wholesale and retail competition, among other important factors. The business and profitability of Consumers are also influenced by economic and geographic factors, including political and economic risks, changes in environmental laws and policies, weather conditions, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation or deflation, capital market conditions, and the ability to secure agreement in pending negotiations, among other important factors. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Consumers.

Consolidated Statements of Income                                                      Consumers Energy Company

                                                                                                    In Millions

Years Ended December 31                                                            1997        1996        1995

Operating Revenue       Electric                                                 $2,515      $2,446      $2,277
                        Gas                                                       1,204       1,282       1,195
                        Other                                                        50          42          39
                                                                                 ------      ------      ------
                                                                                  3,769       3,770       3,511
                                                                                 ------      ------      ------
Operating Expenses      Operation
                          Fuel for electric generation                              297         296         283
                          Purchased power - related parties                         599         589         491
                          Purchased and interchange power                           243         202         196
                          Cost of gas sold                                          694         750         674
                          Other                                                     542         586         574
                                                                                 ------      ------      ------
                                                                                  2,375       2,423       2,218
                        Maintenance                                                 170         174         183
                        Depreciation, depletion and amortization                    391         371         357
                        General taxes                                               200         191         189
                                                                                 ------      ------      ------
                                                                                  3,136       3,159       2,947
                                                                                 ------      ------      ------
Pretax Operating        Electric                                                    432         411         372
Income                  Gas                                                         153         158         156
                        Other                                                        48          42          36
                                                                                 ------      ------      ------
                                                                                    633         611         564
                                                                                 ------      ------      ------
Other Income            Dividends and interest from affiliates (Note 2)              24          17          17
(Deductions)            Accretion income (Note 2)                                     8          10          11
                        Accretion expense (Note 2)                                  (17)        (22)        (31)
                        Other, net                                                   (2)         (4)          5
                                                                                 ------      ------      ------
                                                                                     13           1           2
                                                                                 ------      ------      ------
Interest Charges        Interest on long-term debt                                  138         139         141
                        Other interest                                               36          29          39
                        Capitalized interest                                         (1)         (2)         (2)
                                                                                 ------      ------      ------
                                                                                    173         166         178
                                                                                 ------      ------      ------
Net Income Before Income Taxes                                                      473         446         388

Income Taxes                                                                        152         150         133
                                                                                 ------      ------      ------
Net Income                                                                          321         296         255

Preferred Stock Dividends                                                            25          28          28

Preferred Securities Distributions (Note 5)                                          12           8           -
                                                                                 ------      ------      ------
Net Income Available to Common Stockholder                                       $  284      $  260      $  227
                                                                                 ======      ======      ======

The accompanying notes are an integral part of these statements.



Consolidated Statements of Cash Flows                                                  Consumers Energy Company

                                                                                                    In Millions
Years Ended December 31                                                              1997       1996       1995

Cash Flows From       Net income                                                    $ 321      $ 296      $ 255
Operating              Adjustments to reconcile net income to net cash
Activities               provided by operating activities
                           Depreciation, depletion and amortization
                            (includes nuclear decommissioning of
                            $50, $49 and $51, respectively)                           391        371        357
                           Capital lease and other amortization                        44         40         38
                           Deferred income taxes and investment tax credit             13         48         57
                           Accretion expense (Note 2)                                  17         22         31
                           Accretion income - abandoned Midland project (Note 2)       (8)       (10)       (11)
                           Undistributed earnings of related parties                  (47)       (40)       (36)
                           Power purchases (Note 3)                                   (62)       (63)      (137)
                           Other                                                        5          5          4
                           Changes in other assets and liabilities (Note 8)            84          3         84
                                                                                    -----      -----      -----
                            Net cash provided by operating activities                 758        672        642
                                                                                    -----      -----      -----

Cash Flows From       Capital expenditures (excludes capital lease additions of
Investing Activities         $11, $31and $31 respectively and DSM) (Note 8)          (360)      (410)      (414)
                      Investments in nuclear decommissioning trust funds              (50)       (49)       (51)
                      Cost to retire property, net                                    (28)       (31)       (41)
                      Investment from preferred stock - Affiliate                      50          -          -
                      Proceeds from sale of property                                    1          -          1
                      Deferred demand-side management costs                             -         (6)        (9)
                      Other                                                            (5)         2         (5)
                                                                                    -----      -----      -----
                            Net cash used in investing activities                    (392)      (494)      (519)
                                                                                    -----      -----      -----

Cash Flows From       Payment of common stock dividends                              (218)      (200)       (70)
Financing Activities        Retirement of Preferred Stock                            (120)         -          -
                      Retirement of bonds and other long-term debt                    (50)       (37)        (1)
                      Contribution from (return of equity to) stockholder             (50)        13          -
                      Payment of capital lease obligations                            (44)       (40)       (37)
                      Payment of preferred stock dividends                            (29)       (28)       (28)
                      Preferred securities distributions                              (12)        (8)         -
                      Increase (decrease) in notes payable, net                        44         (8)         2
                      Proceeds from preferred securities                              116         97          -
                      Proceeds from bank loans                                          -         23          -
                                                                                    -----      -----      -----
                            Net cash used in financing activities                    (363)      (188)      (134)
                                                                                    -----      -----      -----

Net Increase (Decrease) in Cash and Temporary Cash Investment                           3        (10)       (11)

                      Cash and temporary cash investments
                            Beginning of year                                           4         14         25
                                                                                    -----      -----      -----
                            End of year                                             $   7      $   4      $  14
                                                                                    =====      =====      =====

The accompanying notes are an integral part of these statements.



Consolidated Balance Sheets                                                              Consumers Energy Company


ASSETS                                                                                                In Millions

December 31                                                                           1997                   1996

Plant                   Electric                                                    $6,491                 $6,333
  (At original cost)    Gas                                                          2,322                  2,203
                        Other                                                           24                     26
                                                                                    ------                 ------
                                                                                     8,837                  8,562
                        Less accumulated depreciation, depletion
                         and amortization (Note 2)                                   4,603                  4,269
                                                                                    ------                 ------
                                                                                     4,234                  4,293
                        Construction work-in-progress                                  145                    158
                                                                                    ------                 ------
                                                                                     4,379                  4,451
                                                                                    ------                 ------

Investments             Stock of affiliates (Note 2)                                   278                    298
                        First Midland Limited Partnership (Notes 3 and 17)             242                    232
                        Midland Cogeneration Venture Limited
                         Partnership (Notes 3 and 17)                                  171                    134
                        Other                                                            7                      8
                                                                                    ------                 ------
                                                                                       698                    672
                                                                                    ------                 ------

Current Assets          Cash and temporary cash investments at cost, which
                         approximates market                                             7                      4
                        Accounts receivable and accrued revenue, less allowances
                         of $6 in 1997 and $10 in 1996 (Note 5)                         82                    148
                        Accounts receivable - related parties (Note 2)                  62                     63
                        Inventories at average cost
                          Gas in underground storage                                   197                    186
                          Materials and supplies                                        63                     68
                          Generating plant fuel stock                                   35                     30
                        Postretirement benefits (Note 12)                               25                     25
                        Deferred income taxes (Note 9)                                  22                     27
                        Prepayments and other                                          161                    183
                                                                                    ------                 ------
                                                                                       654                    734
                                                                                    ------                 ------

Non-current Assets      Nuclear decommissioning trust funds (Note 2)                   486                    386
                        Postretirement benefits (Note 12)                              404                    435
                        Abandoned Midland project                                       93                    113
                        Other                                                          235                    234
                                                                                    ------                 ------
                                                                                     1,218                  1,168
                                                                                    ------                 ------
Total Assets                                                                        $6,949                 $7,025
                                                                                    ======                 ======
/TABLE

                                                                                         Consumers Energy Company

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                                              In Millions

December 31                                                                           1997                   1996
Capitalization          Common stockholder's equity
  (Note 5)                Common stock                                              $  841                 $  841
                          Paid-in capital                                              452                    504
                          Revaluation capital                                           58                     37
                          Retained earnings since December 31, 1992                    363                    297
                                                                                    ------                 ------
                                                                                     1,714                  1,679
                        Preferred stock                                                238                    356
                        Company-obligated mandatorily redeemable
                         Trust Preferred Securities of:
                           Consumers Power Company Financing I (a)                     100                    100
                           Consumers Energy Company Financing II (a)                   120                      -
                        Long-term debt                                               1,369                  1,900
                        Non-current portion of capital leases                           74                    100
                                                                                    ------                 ------
                                                                                     3,615                  4,135
                                                                                    ------                 ------
Current Liabilities     Current portion of long-term debt and capital leases           579                     98
                        Notes payable                                                  377                    333
                        Accrued taxes                                                  244                    211
                        Accounts payable                                               171                    212
                        Accounts payable - related parties                              79                     68
                        Power purchases (Note 3)                                        47                     47
                        Accrued interest                                                32                     33
                        Accrued refunds                                                 12                      8
                        Other                                                          136                    176
                                                                                    ------                 ------
                                                                                     1,677                  1,186
                                                                                    ------                 ------
Non-current             Deferred income taxes (Note 9)                                 688                    646
  Liabilities           Postretirement benefits (Note 12)                              489                    500
                        Deferred investment tax credit                                 149                    159
                        Power purchases (Note 3)                                       133                    178
                        Regulatory liabilities for income taxes,
                         net (Notes 9 and 16)                                           54                     66
                        Other                                                          144                    155
                                                                                    ------                 ------
                                                                                     1,657                  1,704
                                                                                    ------                 ------

                        Commitments and Contingencies (Notes 2, 3, 4, 6, 7 and 13)


Total Stockholders' Investment and Liabilities                                      $6,949                 $7,025
                                                                                    ======                 ======


(a)  The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36% subordinated deferrable interest notes due 2015 from Consumers.  The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20% subordinated deferrable interest notes due 2027 from Consumers.  For further discussion, see Note 5.

The accompanying notes are an integral part of these statements.


Consolidated Statements of Long-Term Debt                                             Consumers Energy Company

                                                                                                   In Millions
December 31                                                                              1997             1996
First Mortgage Bonds                 Series (%)  Due
                                     6           1997                                 $     -          $    50
                                     8-3/4       1998                                     248              248
                                     6-5/8       1998                                      45               45
                                     6-7/8       1998                                      43               43
                                     8-7/8       1999                                     200              200
                                     7-1/2       2001                                      57               57
                                     7-1/2       2002                                      62               62
                                     6-3/8       2003                                     300              300
                                     7-3/8       2023                                     300              300
                                                                                       ------           ------
                                                                                        1,255            1,305
Long-Term Bank Debt                                                                       400              400
Pollution Control Revenue Bonds                                                           131              131
Nuclear Fuel Disposal (a)                                                                 111              106
Other                                                                                      25               26
                                                                                       ------           ------
Principal Amount Outstanding                                                            1,922            1,968
Current Amounts                                                                          (545)             (59)
Net Unamortized Discount                                                                   (8)              (9)
                                                                                       ------           ------
Total Long-Term Debt                                                                   $1,369           $1,900
                                                                                       ======           ======


LONG-TERM DEBT MATURITIES AND IMPROVEMENT FUND OBLIGATIONS                                           In Millions
                            First Mortgage       Improvement        Long-Term
                                     Bonds              Fund        Bank Debt             Other            Total

1998                                  $336                $7             $200             $   2             $545
1999                                   200                 3              200                 5              408
2000                                     -                 1                -               105              106
2001                                    57                 1                -                 4               62
2002                                    62                 1                -                 5               68

(a)  Due date uncertain (see Note 2)

The accompanying notes are an integral part of these statements.



Consolidated Statements of Preferred Stock                          Consumers Energy Company

                                                       Optional
                                                     Redemption             Number of Shares          In Millions
December 31                                Series         Price            1997         1996       1997      1996
-----------------------------------------------------------------------------------------------------------------
Preferred Stock
     Cumulative, $100 par value,
     authorized 7,500,000 shares,
     with no mandatory redemption           $4.16       $103.25          68,451       68,451      $   7     $   7
                                             4.50        110.00         373,148      373,148         37        37
                                             7.45        101.00               -      379,549          -        38
                                             7.68        101.00               -      207,565          -        20
                                             7.72        101.00               -      289,642          -        29
                                             7.76        102.21               -      308,072          -        31

Class A Preferred Stock
     Cumulative, no par value,
     authorized 16,000,000 shares,
     with no mandatory redemption            2.08         25.00 (a)   8,000,000    8,000,000        194       194
                                                                                                   ----      ----
Total Preferred Stock                                                                              $238      $356
=================================================================================================================

(a)  Redeemable beginning April 1, 1999.

The accompanying notes are an integral part of these statements.



Consolidated Statements of Common Stockholder's Equity                                 Consumers Energy Company

                                                                                                    In Millions
Years Ended December 31                                                            1997        1996        1995

Common Stock              At beginning and end of period (a)                    $   841     $   841     $   841
                                                                                -------     -------     -------

Other Paid-in Capital     At beginning of period                                    504         491         491
                          Preferred stock reacquired                                 (2)          -           -
                          Stockholder's contribution                                  -          13           -
                          Return of stockholder's contribution                      (50)          -           -
                                                                                -------     -------     -------
                            At end of period                                        452         504         491
                                                                                -------     -------     -------

Revaluation Capital       At beginning of period                                     37          29          15
                          Change in unrealized investment - gain                     21           8          14
                                                                                -------     -------     -------
                            At end of period                                         58          37          29
                                                                                -------     -------     -------

Retained Earnings         At beginning of period                                    297         237          80
                          Net income                                                321         296         255
                          Cash dividends declared
                            Common Stock                                           (218)       (200)        (70)
                            Preferred Stock                                         (25)        (28)        (28)
                          Preferred securities distributions                        (12)         (8)          -
                                                                                -------     -------     -------
                            At end of period                                        363         297         237
                                                                                -------     -------     -------
Total Common Stockholder's Equity                                               $ 1,714     $ 1,679     $ 1,598
                                                                                =======     =======     =======

(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

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

Accretion Income and Expense: In 1991, the MPSC ordered that Consumers could recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, Consumers recorded a loss in 1992 for the present value of its estimated future underrecoveries of power costs resulting from purchases from the MCV Partnership (see Note 3). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

Gas Inventory: Consumers uses the weighted average cost method for valuing working gas inventory. It records cushion gas, which is gas stored to maintain reservoir pressure for recovery of working gas, in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

Maintenance, Depreciation and Depletion: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility plant on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for electric utility property was 3.6 percent for 1997 and 3.5 percent for 1996 and 1995. The composite rate for gas utility plant was 4.1 percent for 1997, 4.2 percent for 1996 and 4.3 percent for 1995. The composite rate for other plant and property was 8.2 percent for 1997, 5.5 percent for 1996 and 4.9 percent for 1995.

Nuclear Fuel Cost: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Interest on leased nuclear fuel is expensed as incurred. Under current federal law, as confirmed by court decision, the DOE must begin accepting deliveries of spent nuclear fuel by January 31, 1998 for disposal, even if a permanent repository is not then operational. Utilities and their customers have been prepaying the costs of DOE transport and disposal through fees based on electric generation by their nuclear plants. For fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers them through electric rates and remits to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983 until it delivers the first of its spent fuel to the DOE. At December 31, 1997, Consumers had a recorded liability to the DOE of $111 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In January 1997, in response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers and other utilities filed suit in federal court. The utilities sought a declaration relieving them of their obligation to remit their quarterly fee payments to the DOE and authorizing them to escrow any related fees collected from their customers, unless and until the DOE begins to accept spent nuclear fuel. The utilities also sought an order requiring the DOE to develop a program to begin acceptance of spent nuclear fuel by January 31, 1998. A decision was issued by the court in late 1997 affirming the DOE's duty to take delivery of spent fuel, but was not specific as to the relief available for failure of the DOE to comply. Consumers is considering its options. Also in 1997, federal legislation was reintroduced to clarify the timing of the DOE's obligation to accept spent nuclear fuel and to direct the DOE to establish an integrated spent fuel management system that includes designing and constructing an interim storage facility in Nevada.

Nuclear Plant Decommissioning: Consumers collected $50 million in 1997 from its electric customers for the future decommissioning of its two nuclear plants. In April 1996, Consumers received a decommissioning order from the MPSC that estimated decommissioning costs for Big Rock and Palisades to be $330 million and $573 million (in 1997 dollars), respectively. The estimated decommissioning costs increased from previous estimates principally due to the unavailability of low- and high-level radioactive waste disposal facilities. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. To meet NRC decommissioning requirements, Consumers prepared site-specific decommissioning cost estimates for Big Rock and Palisades, assuming that each plant site will eventually be restored to conform with the adjacent landscape, and that all contaminated equipment will be disassembled and disposed of in a licensed burial facility. The April 1996 MPSC Order also requires Consumers to file updated site-specific decommissioning cost estimates for Big Rock and Palisades by March 31, 1998. The Big Rock estimate will reflect the early shut-down and the switch from the safe storage option to immediate dismantlement because of the reopening of the South Carolina Barnwell radioactive waste disposal facility. After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. As a result, Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. When the Palisades' NRC license expires in 2007, the trust funds are currently estimated to have accumulated $686 million. Consumers estimates that at the time Palisades is fully decommissioned in the year 2046, the trust funds will have provided $2.1 billion, including trust earnings, over this decommissioning period. Consumers will determine if the current decommissioning surcharge will be sufficient to provide for decommissioning of its nuclear plants during the first quarter of 1998, after the revised decommissioning cost estimates are computed for Palisades and Big Rock. At December 31, 1997, Consumers had an investment in nuclear decommissioning trust funds of $486 million, spent $23 million for the decommissioning of Big Rock and withdrew $17 million from the Big Rock nuclear decommissioning trust fund.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. Consumers does not believe that any facility in the United States currently accepts the radioactive portion of that waste. The cost of removal and disposal is currently unknown. These costs would constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options.

Reclassifications: Consumers has reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

Related-Party Transactions: Consumers investment in Enterprises' preferred stock was $200 million in eight shares at December 31, 1997 and $250 million in ten shares at December 31, 1996. Beginning in 1997, Enterprises commenced a five-year redemption program of $50 million per year. In addition, Consumers has an investment in three million shares of CMS Energy Common Stock with a fair value totaling $129 million at December 31, 1997 (see Note 10). From these two investments, Consumers received dividends on affiliates' common and preferred stock totaling $17 million, each year, in 1997, 1996 and 1995. In addition, Consumers recovered $7 million of interest income in 1997 related to the sale of land to an affiliate.

Consumers purchases a portion of its gas from CMS NOMECO. The purchases for the years ended 1997, 1996 and 1995 were $25 million, $24 million and $19 million, respectively. In 1997, 1996 and 1995, Consumers purchased $51 million, $50 million and $53 million, respectively, of electric generating capacity and energy from affiliates of Enterprises. Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $13 million, each year, for 1997, 1996 and 1995. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 3 and 17. Other related-party transactions are immaterial.

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

Utility Regulation: Consumers accounts for the effects of regulation based on a regulated utility accounting standard (SFAS 71). As a result, the actions of regulators affect when revenues, expenses, assets and liabilities are recognized. If all or a separable portion of Consumers' operations becomes no longer subject to the provisions of utility regulation, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for Consumers' remaining operations. In addition, Consumers would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. For further discussion, see Electric Business Outlook and Gas Business Outlook-Application of SFAS 71 in the MD&A, Note 4 and Note 16.

Other: For significant accounting policies regarding cash equivalents, see Note 8; for income taxes, see Note 9; for executive incentive compensation, see Note 11; and for pensions and other postretirement benefits, see Note 12.


3:   The Midland Cogeneration Venture

The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings holds, through FMLP, a 35 percent lessor interest in the MCV Facility.

Summarized Statements of Income for CMS Midland and CMS Holdings
(unaudited):

                                                        In Millions
Years Ended December 31              1997        1996          1995

Pretax operating income               $46         $40           $35
Income taxes and other                 14          11            10
                                     ____        ____          ____
Net income                            $32         $29           $25
                                     ====        ====          ====

Power Purchases from the MCV Partnership: After September 2007, pursuant to the terms of the PPA and related undertakings, Consumers will only be required to pay the MCV Partnership the capacity charge and energy charge amounts authorized for recovery from electric customers by the MPSC.
Prior to then, pursuant to MPSC orders issued to date, Consumers recovered in 1997 approximately 90 percent of the total capacity charge and energy charge amounts being billed by the MCV Partnership and paid to the MCV Partnership by Consumers. Currently, Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. Consumers is recovering capacity charges averaging 3.62 cents per kWh for 915 MW of capacity, the fixed energy charge, and the prescribed energy charges associated with the scheduled deliveries within certain hourly availability limits, whether or not those deliveries are scheduled on an economic basis. Beginning January 1, 1996, the MPSC also permitted Consumers to recover an average capacity charge of 2.86 cents per kWh for the remaining 325 MW of MCV Facility capacity. The approved average capacity charge increased to 3.62 cents per kWh for 109 MW by January 1, 1997. The recoverable portion of the capacity charge for the last 216 MW of the 325 MW increases each year until it reaches 3.62 cents per kWh in 2004. It remains at this ceiling rate through the end of the PPA term.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At December 31, 1997 and 1996, the after-tax present value of the PPA liability totaled $117 million and $147 million, respectively. The reduction in the liability since December 31, 1996 reflects after-tax cash underrecoveries of $41 million, partially offset by after-tax accretion expense of $11 million. The undiscounted after-tax amount associated with the liability totaled $188 million at December 31, 1997. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For 1997 the MCV Facility was available 99 percent of the time, resulting in $13 million over anticipated after-tax cash underrecoveries. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below.




                                                             In Millions
                                   1998    1999     2000    2001    2002

Estimated cash underrecoveries,     $23     $22      $21     $20     $19


Consumers bases the above estimated underrecoveries, in part, on an estimate of the future availability of the MCV Facility. If the MCV Facility operates at levels above management's estimate over the remainder of the PPA, Consumers will need to recognize losses for future underrecoveries larger than amounts previously recorded. Therefore, Consumers would experience larger amounts of cash underrecoveries than originally anticipated. Management will continue to evaluate the adequacy of the accrued liability considering actual MCV Facility operations.

In early 1998, the MCV Partnership filed a claim of appeal from the January 1998 MPSC order in the electric utility industry restructuring.
On the same day, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the order.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of a 1995 decision in the 1993 PSCR reconciliation case, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court which was denied in January 1998.


4:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 3) and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers would transmit the power for a fee. The program is limited to 650 MW of load, of which existing special contracts represent 410 MW. New special contracts or direct-access load may fill 140 MW of the 650 MW block. The remaining 100 MW will be available solely to direct-access customers for at least 18 months. In April 1997, a lottery was held to select the customers to purchase 100 MW by direct access. Direct access for a portion of this 100 MW began during the fourth quarter of 1997.

In May 1997, the MPSC authorized Consumers to collect $17 million from electric customers through a one-time surcharge pertaining to the 1994 PSCR reconciliation. In September 1997, the MPSC further authorized Consumers to collect $13 million from electric customers through a one-time surcharge pertaining to the 1995 PSCR reconciliation.

In January 1998, the Court of Appeals ruled that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. By its terms, no retail wheeling has yet occurred pursuant to that program. Consumers filed with the Michigan Supreme Court seeking leave to appeal that ruling.

For information on other orders, see the Electric Restructuring section below.

Electric Restructuring: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order proposing that beginning January 1, 1998 Consumers would have to transmit and distribute energy on behalf of competing power suppliers to serve retail customers. The order states that by January 1, 2002, all customers would be free to choose (that is, have direct access to) their own power suppliers.

Under the June 1997 order, the MPSC would allow utilities to recover prudently incurred Transition Costs through a charge to all direct-access customers until the end of the transition period in 2007. Further proceedings, as ordered by the MPSC, took place to address other features of the direct-access programs being considered, including proposals to "true up" Transition Cost charges for changes in sales and market prices of power purchase capacity to the extent they are different from estimates used for calculating Transition Costs. The June order is subject to a claim of appeal filed with the Court of Appeals which questions whether the MPSC has the statutory authority to mandate restructuring on an involuntary basis. In October 1997, the MPSC issued a series of additional orders relating to its electric industry restructuring proceedings. The orders primarily addressed issues involving the design of retail direct-access tariffs, the true-up mechanism in connection with the recovery of Transition Costs, suspension of the power supply cost recovery clause and freezing of power supply costs, and performance-based rate-making.

In January 1998, the MPSC clarified the October 1997 orders on a basis generally consistent with the June 1997 order. The January 1998 order:
1) defers the commencement of the phase-in of direct access to begin in March 1998; 2) attempts to clarify the true-up mechanism to be used in connection with the recovery of Transition Costs; 3) confirms implementation of a suspension of the power supply cost recovery clause; and 4) confirms the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount.

The January 1998 order further estimated a Transition Cost for Consumers at $1.755 billion which is generally consistent with the amount proposed by Consumers. Consumers will recover this cost through a surcharge to direct-access customers through 2007. Consumers believes that this surcharge will apply to all customers beginning in 2002. The surcharge is subject to adjustment through a true-up mechanism to assure that Transition Costs actually incurred are collected. A separate charge to direct-access customers after MPSC review and verification would also recover prudent costs of implementing a direct-access program estimated at an additional $200 million. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers.

Subsequent to the January order, the MPSC issued an order addressing Consumers', among others, motions for clarification of the January order. This order results in: 1) a suspension of the PSCR in a manner proposed by Consumers; 2) a termination of the 1998 PSCR plan case; and 3) the establishing of a permanent PSCR/base rate freeze charge in the 1997 PSCR reconciliation proceeding. For further information see Electric Business Outlook - Application of SFAS 71 in the MD&A.

Gas Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide experimental gas transportation pilot program. Consumers' expanded experimental program will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Participating customers will be selected on a first-come, first-served basis, up to a limit of 100,000 customers on April 1, 1998. Up to 100,000 more customers will be added on April 1 of each of the next two years. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. The order allowing the implementation of this program:
1) suspends Consumers' gas cost recovery clause, effective April 1, 1998 for a three-year period, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism that will provide for refunds to customers if Consumers' earnings during the three year term of the program exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses concerns about the relationship between Consumers and marketers, including its affiliated marketers. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to a large number of retail customers in direct competition with Consumers. In 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. To minimize the risk of exposure to higher gas costs, Consumers currently has contracts in place at known prices covering 50 percent of its 1998 requirements, 25 percent of its 1999 requirements and 15 percent of its 2000 requirements. Additional forward coverage is currently under review and will be firmed up during the next few months. For further information see Gas Business Outlook - Application of SFAS 71 in the MD&A.

Gas Proceedings: In 1995, the MPSC issued an order regarding a $44 million (excluding interest) gas supply contract pricing dispute between Consumers and certain gas producers. The order stated that Consumers was not obligated to seek prior approval of market-based pricing changes that Consumers implemented under the contracts in question. The Court of Appeals upheld the MPSC order. The producers sought leave to appeal with the Michigan Supreme Court. Their request is still pending. Consumers believes the MPSC order correctly concludes that the producers' theories are without merit and will vigorously oppose any claims they may raise, but cannot predict the outcome of this issue.

Resolution of the issues discussed in this Note is not expected to materially affect Consumers' financial position, liquidity or results of operations.


5:   Short-Term Financings and Capitalization

Authorization:  At December 31, 1997, Consumers had FERC authorization to:
1) issue or guarantee up to $900 million of short-term securities through 1998; 2) issue, through November 1998, $376 million of long-term securities with maturities up to 30 years, for refinancing or refunding purposes; and 3) guarantee, through 1999, up to $25 million in loans made by others, to residents of Michigan for the purpose of making energy-related home improvements. In January 1998, Consumers requested authorization to issue, through November 1998, an additional $500 million of long-term securities for refinancing or refunding purposes.

Short-Term Financings: Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 1997, a total of $377 million was outstanding at a weighted average interest rate of 6.5 percent, compared with $333 million outstanding at December 31, 1996, at a weighted average interest rate of
6.3 percent.

Consumers also has in place a $500 million trade receivables sale program. At December 31, 1997 and 1996, receivables sold under the program totaled $335 million and $318 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Derivatives: Consumers has entered interest rate swap agreements (derivatives) to exchange variable rate interest payment obligations for fixed rate obligations. These swaps attempt to reduce the impact of interest rate fluctuations. To qualify for hedge accounting, derivatives must meet the following criteria initially: 1) the item to be hedged exposes the enterprise to interest rate risk; and 2) the derivative reduces that exposure and is designated as a hedge. The hedged amounts are used to measure interest to be paid or received and do not represent the exposure to principal loss. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

Derivative instruments contain credit risk if the counterparties, including financial institutions, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. The risk of nonperformance by the counterparties is considered remote.

Capital Stock: In 1996, 4 million shares of 8.36 percent Trust Preferred Securities were issued and sold through Consumers Power Company Financing I, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $97 million. In September 1997, 4.8 million shares of 8.2 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing II, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $116 million. Consumers formed both trusts for the sole purpose of issuing the tax deductible Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trusts, taken together, constitute a full and unconditional guarantee by Consumers of the trusts' obligations under the Trust Preferred Securities. For additional information, see footnote (a) on the Consolidated Balance Sheets.

In September 1997, the proceeds from Consumers' 8.2 percent Trust
Preferred Securities were used to redeemed all outstanding shares of its $7.45, $7.68, $7.72 and $7.76 preferred stock for $120 million.

First Mortgage Bonds: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

In early 1998, Consumers called for the March 1998 redemption of $57 million aggregate principal amount of its 7.5 percent First Mortgage Bonds due in 2001 and $62 million aggregate principal amount of its 7.5 percent First Mortgage Bonds due in 2002.

In early 1998, Consumers issued $250 million of senior notes due February 1, 2008, at an interest rate of 6.375 percent. The senior notes are secured by a series of Consumers' First Mortgage Bonds, issued contemporaneously in a similar amount. Proceeds from the sale were added to the general funds of Consumers and applied to the payment, at maturity, of $248 million aggregate principal amount of Consumers' 8.75 percent First Mortgage Bonds due February 15, 1998.

Long-Term Bank Debt: Consumers has a $400 million unsecured, variable rate, long-term loan. At December 31, 1997 and 1996 the loan carried a weighted average interest rate of 6.4 percent and 6 percent, respectively. In 1996, an existing interest rate swap ended and Consumers entered into a new $125 million interest rate swap agreement, again exchanging variable-rate interest for fixed-rate interest to hedge a portion of its long-term debt. This swap agreement terminated in November 1997. In December 1997, Consumers entered into interest rate swaps of $400 million. After taking into account the effect of the swaps, the weighted average interest rate on the long-term loan for the years ended December 31, 1997 and 1996 was
6.2 percent and 6.1 percent, respectively.

In January 1998, two agreements to guarantee interest rates for the issuance of future long-term debt were executed. The first anticipatory debt agreement is for $250 million at 5.5 percent which expires
February 10, 1998, and the second agreement is for $200 million at 5.8 percent with an expiration of March 16, 1998.

In 1996, Michigan Gas Storage entered into a $23 million secured, variable rate, seven-year term loan. At December 31, 1997 and 1996 the loan had a weighted average interest rate of 6.3 percent and 6 percent, respectively. In October 1997 Michigan Gas Storage entered into a $15 million interest rate swap agreement at 6.2 percent which terminates on September 30, 2003. After taking into account the effect of the swap, the weighted average interest rate on the long-term loan for the year ended December 31, 1997 was 6.4 percent.

Other: Consumers has a total of $131 million of long-term pollution control revenue bonds outstanding, secured by irrevocable letters of credit or first mortgage bonds. These bonds had a weighted average interest rate of 5.1 percent at December 31, 1997.

Under the provisions of its Articles of Incorporation at December 31, 1997, Consumers had $280 million of unrestricted retained earnings available to pay common dividends. In January 1998, Consumers declared a $80 million common dividend payable in February 1998.

In October 1997, Consumers returned $50 million of paid-in capital to CMS Energy.


6:   Commitments and Contingencies

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, in order to comply with the Act, Consumers incurred capital expenditures totaling $46 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fueled units to be an additional $30 million by the year 2000. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Consumers currently operates within all Clean Air Act requirements and meets current ozone and particulate emission limits. The Act requires the EPA to review, periodically, the effectiveness of the national air quality standards in preventing adverse health affects. The EPA recently revised these standards. The revisions may further limit small particulate and ozone related emissions. Consumers supports the bipartisan effort in the U.S. Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established scientifically.

In October 1997, pursuant to recommendations from the Ozone Transport Assessment Group and the requests of several Northeastern states, the EPA proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units.
The limits are an effort to reduce statewide nitrogen oxide emissions by 32 percent, as early as 2002. The State of Michigan will have one year to review and challenge the proposed recommendations, and one year after that to implement final requirements. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this state-mandated target is known, the estimated cost of compliance is subject to significant revision.

The preliminary estimate of capital costs to reduce nitrogen oxide related emissions for Consumers' fossil-fueled generating units is approximately $175 million, plus an additional amount totaling $10 million per year for 20 years for operation and maintenance costs. Consumers may need an equivalent amount to comply with the new small particulate standards. The State of Michigan objected to the extent of the proposed EPA emission reductions. If the State of Michigan's position were to be adopted by the EPA, costs could be less than the current estimated amounts.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At December 31, 1997, Consumers has accrued $3 million for its estimated Superfund liability.

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. In 1998 Consumers plans to study indoor air issues at residences on some sites and ground water impacts or surface soil impacts at other sites. On sites where the company has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1998 costs. At December 31, 1997, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. According to an MPSC rate order issued in 1996, Consumers will defer and amortize, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

Capital Expenditures: Consumers estimates capital expenditures, including new lease commitments, of $435 million for 1998, $380 million for 1999, and $370 million for 2000. For further information, see the Capital Expenditures Outlook section in the MD&A.

Commitments for Coal and Gas Supplies: Consumers entered into coal supply contracts with various suppliers for its coal-fired generating stations. These contracts have expiration dates that range from 1998 to 2004. Consumers contracts for 50 - 75 percent of its annual coal requirements, totaling $250 million, in 1997 (56 percent was under long-term contracts). Consumers supplements its long-term contracts with spot-market purchases to fulfill its coal needs.

Consumers entered into gas supply contracts and transportation contracts with various suppliers for its natural gas business. These contracts have expiration dates that range from 1998 to 2003. Consumers' 1997 gas requirements totaled 250 bcf at a cost of $694 million, 80 percent of which was under long-term contracts for one year or more. As of the end of 1997, Consumers had 50 percent of its 1998 gas requirements under such long-term contracts, and will supplement them with additional long-term contracts and spot-market purchases.

Other: Various parties have sued Consumers relating to the effect of so-called stray voltage on certain livestock. Claimants contend that stray voltage results when low-level electrical currents present in grounded electrical systems are diverted from their intended path. Consumers maintains a policy of investigating all customer calls regarding stray voltage and working with customers to address their concerns. It also has an ongoing mitigation program to modify the service of all customers with livestock.

In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of December 31, 1997, Consumers had 12 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from 22 lawsuits as reported at year end 1996.

In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The transactions of which plaintiffs complain have been regulated by, and are subject to, the jurisdiction of the MPSC. In November 1997, Consumers and CMS Energy filed a motion for summary judgement and/or for dismissal of the complaint filed by the plaintiffs. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

In addition to the matters disclosed in these Notes, Consumers and certain of its subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Consumers has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on Consumers' financial position, liquidity, or results of operations.


7:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 that estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered Consumers to file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. Consumers filed a revision to its Post Shutdown Activities Report (formerly decommissioning report) with the NRC to reflect the shutdown of Big Rock.

Big Rock closed permanently on August 29, 1997 because management determined that the plant would be uneconomical to operate in an increasingly competitive environment. Consumers originally scheduled the plant to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and may take five to ten years to return the site to its original condition. The earlier than planned closure of the plant and the reopening of the South Carolina Barnwell facility to receive low level radioactive waste have changed the method of decommissioning from the safe storage option to immediate dismantlement. This change could have an impact on the estimated decommissioning cost which is required to be updated in a filing with the MPSC by March 31, 1998. For further information on nuclear matters, see
Note 2.

Consumers has loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask at Palisades previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available. Westinghouse Corporation has been contracted to design and fabricate transportable casks for both Palisades and Big Rock. These casks will support the off-load of the cask with minor flaws, continued operation of Palisades and the decommissioning of Big Rock.

Consumers maintains insurance coverage against property damage, debris removal, personal injury liability and other risks that are present at its nuclear generating facilities. Consumers also maintains coverage for replacement power costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 17 weeks of any outage, but would cover most of such costs during the next 58 weeks of the outage, followed by reduced coverage to 80 percent for two additional years. If certain loss events occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $19 million in any one year to Nuclear Electric Insurance Ltd; $79 million per event under the nuclear liability secondary financial protection program, limited to $10 million per event in any one year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote.

The NRC requires Consumers to make certain calculations and report to it on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data in December 1996 Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.


8:   Supplemental Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities were:

                                                             In Millions
Years Ended December 31                             1997    1996    1995

Cash transactions
  Interest paid (net of amounts capitalized)        $166    $143    $158
  Income taxes paid (net of refunds)                 116     119      43

Non-cash transactions
  Nuclear fuel placed under capital lease          $   4    $ 28    $ 26
  Other assets placed under capital leases             7       3       5
  Capital leases refinanced                            -       -      21

Changes in other assets and liabilities as shown on the Consolidated Statements of Cash Flows are described below:

                                                             In Millions
Years Ended December 31                             1997    1996    1995

Sale of receivables, net                            $ 17    $ 23    $ 20
Accounts receivable                                   31      12     (55)
Accrued revenue                                       20     (49)      1
Inventories                                          (10)      8      54
Accounts payable                                     (30)     17      48
Accrued refunds                                        4     (14)     (4)
Other current assets and liabilities, net             17     (14)     28
Non-current deferred amounts, net                     35      20      (8)
                                                    ----    ----    ----
                                                    $ 84    $  3    $ 84
                                                    ====    ====    ====

9:   Income Taxes

Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated based on each company's separate taxable income. Consumers practices full deferred tax accounting for temporary differences as authorized by the MPSC.

Consumers used ITC to reduce current income taxes payable, and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that Consumers can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:







                                                   In Millions
Years Ended December 31            1997       1996        1995

Current federal income taxes       $139       $102        $ 76
Deferred income taxes                23         58          67
Deferred ITC, net                   (10)       (10)        (10)
                                   ----       ----        ----
                                   $152       $150        $133
                                   ====       ====        ====

Operating                          $160       $162        $145
Other                                (8)       (12)        (12)
                                   ----       ----        ----
                                   $152       $150        $133
                                   ====       ====        ====


The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                               In Millions
December 31                                              1997         1996

Property                                            $    (563)    $   (556)
Unconsolidated investments                               (246)        (239)
Postretirement benefits (Note 12)                        (156)        (165)
Abandoned Midland project                                 (33)         (40)
Employee benefit obligations (includes post-
 retirement benefits of $153 and $165) (Note 12)          184          195
Power purchases (Note 3)                                   66           82
AMT carryforward                                           74           93
Other                                                       8           11
                                                     --------     --------
                                                     $   (666)    $   (619)
                                                     ========     ========

Gross deferred tax liabilities                       $ (1,372)    $ (1,375)
Gross deferred tax assets                                 706          756
                                                     --------     --------
                                                     $   (666)    $   (619)
                                                     ========     ========

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                               In Millions
Years Ended December 31                    1997          1996         1995

Net income                                $ 321         $ 296        $ 255
Income tax expense                          152           150          133
Preferred securities distributions          (12)           (8)           -
                                          -----         -----        -----
Pretax income                               461           438          388
Statutory federal income tax rate          x 35%         x 35%        x 35%
                                          -----         -----        -----
Expected income tax expense                 161           153          136
Increase (decrease) in taxes from
  Capitalized overheads previously
    flowed through                            5             5            5
  Differences in book and tax depreciation
   not previously deferred                    8             6            6
  ITC amortization                          (10)          (10)         (10)
  Affiliated companies' dividends            (6)           (6)          (6)
  Other, net                                 (6)            2            2
                                          -----         -----        -----
Actual income tax expense                 $ 152         $ 150        $ 133
                                          =====         =====        =====

Effective tax rate                         32.9%         34.2%        34.3%
                                          =====         =====        =====

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




                                                                  In Millions
December 31                      1997                         1996
Available-for-sale   Amortized   Fair Unrealized  Amortized   Fair Unrealized
  securities              Cost  Value       Gain       Cost  Value       Gain
------------------   ---------  ----- ----------  ---------  ----- ----------

Common stock of CMS      $  43  $ 129      $  86      $  43  $  99      $  56
  Energy
Nuclear decommissioning
 investments (a)           405    486         81        351    386         35
                         =====  =====      =====      =====  =====      =====

(a) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.

The carrying amount of long-term debt was $1.4 billion at December 31, 1997 and $1.9 billion at December 31, 1996, and the fair values were $1.4 billion and $1.9 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 2.


11:   Executive Incentive Compensation

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Awards under the plan may consist of any class of Common Stock of CMS Energy. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than three percent of CMS Energy's Common Stock outstanding on January 1 each year, less (1) the number of shares of restricted Common Stock awarded and (2) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. Any forfeitures of shares previously awarded increase the number of shares available for grant. At December 31, 1997, awards of up to 749,889 shares of CMS Energy Common Stock and 192,387 shares of Class G Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 1997, 229,601 of the 310,351 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives. At December 31, 1997 all of the 19,791 restricted shares of Class G Common Stock outstanding are subject to performance objectives.

Under the plan, stock options and stock appreciation rights are granted with an exercise price equal to the closing market price on each grant date. Options are exercisable upon grant and expire up to ten years and one month from date of grant. The status of the restricted stock and options granted to Consumers' key employees under the Performance Incentive Stock Plan follows.

                                 Restricted                Options
                                      Stock                -------
                                 ----------
                                                                 Weighted
                                                                  Average
                                     Number          Number      Exercise
CMS Energy Common Stock           of Shares       of Shares         Price
                                  ---------       ---------      --------
Outstanding at January 1, 1995      189,778         802,883       $ 23.90
  Granted                           123,615         147,200       $ 25.53
  Exercised or Issued               (27,533)        (93,333)      $ 15.64
  Forfeited                         (16,807)              -
  Expired                                 -         (51,000)      $ 27.56
                                   --------        --------       -------
Outstanding at December 31, 1995    269,053         805,750       $ 24.93
  Granted                            84,760         138,520       $ 30.63
  Exercised or Issued               (50,925)       (169,525)      $ 21.72
  Forfeited                         (25,522)              -
  Expired                                -          (12,000)      $ 32.88
                                   --------        --------       -------
Outstanding at December 31, 1996    277,366         762,745       $ 26.55
  Granted                           165,942         152,352       $ 35.97
  Exercised or Issued               (73,375)       (377,317)      $ 27.21
  Forfeited                         (59,582)              -
                                   --------        --------       -------
Outstanding at December 31, 1997    310,351         537,780       $ 28.28
                                   ========        ========       =======

                                 Restricted
                                      Stock                 Options
                                 ----------                 -------
                                                                 Weighted
                                                                  Average
                                     Number          Number      Exercise
Class G Common Stock              of Shares       of Shares         Price
                                  ---------       ---------      --------
Outstanding at January 1, 1995            -               -
  Granted                             6,924          10,000       $ 17.88
                                   --------        --------       -------
Outstanding at December 31, 1995      6,924          10,000       $ 17.88
  Granted                             9,423          11,000       $ 17.88
                                   --------        --------       -------
Outstanding at December 31, 1996     16,347          21,000       $ 17.88
  Granted                             8,784          12,000       $ 20.24
  Exercised or Issued                (1,385)         (5,000)      $ 17.88
  Forfeited                          (3,955)              -
                                   --------        --------       -------
Outstanding at December 31, 1997     19,791          28,000       $ 18.89
                                   ========        ========       =======


The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 1997:


                               Number           Weighted      Weighted
Range of                    of Shares            Average      Average
Exercise Prices           Outstanding     Remaining Life      Exercise Price

CMS Energy Common Stock

$17.13 - $24.75               192,800         2.62 years              $20.59
$26.25 - $33.88               220,680         5.16 years              $30.67
$35.94 - $38.00               124,300         9.65 years              $35.98
                              -------         ----------              ------
$17.13 - $38.00               537,780         5.29 years              $28.28
                              =======         ==========              ======

The range of exercise prices for Class G Common Stock options is $17.88 to $23.31; the weighted average remaining life is 8.8 years.

The weighted average fair value of options granted for CMS Energy Common Stock was $6.38 in 1997, $6.94 in 1996, and $5.37 in 1995. The weighted average fair value of options granted for Class G Common Stock was $1.87 in 1997, $1.59 in 1996 and $1.57 in 1995. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

Years Ended December 31                     1997         1996        1995

CMS Energy Common Stock Options
  Risk-free interest rate                  6.06%        6.63%       6.17%
  Expected stock price volatility         17.43%       24.08%      27.12%
  Expected dividend rate                   $ .30        $ .27       $ .24
  Expected option life                   5 years      5 years     5 years

Class G Common Stock Options
  Risk-free interest rate                  6.06%        6.63%       6.17%
  Expected stock price volatility         18.05%       16.19%      16.19%
  Expected dividend rate                   $ .31       $ .295      $ .295
  Expected option life                   5 years      5 years     5 years


Consumers applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. If compensation cost for stock options had been determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, Consumers' net income would have decreased by less than $1 million for 1997, 1996 and 1995. The compensation cost charged against income for restricted stock was $2 million in 1997, $1 million in 1996, and $2 million in 1995.


12:   Retirement Benefits

Postretirement Benefit Plans Other Than Pensions: Consumers provides certain health care and life insurance benefits for retired employees and their eligible dependents. Substantially all employees may become eligible for such benefits if they attain retirement status while working for Consumers or its subsidiaries. Consumers adopted the required accounting for these benefits effective in 1992 and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 16). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years. During 1995, the FERC granted Consumers a waiver of a three-year filing requirement for cost recovery with respect to its wholesale electric business. At December 31, 1997, Consumers had recorded a regulatory asset and liability of $7 million. By early 1997, the FERC had authorized recovery of these costs. Consumers funds the benefits using external Voluntary Employee Beneficiary Associations. Funding of the benefits coincides with Consumers' recovery in rates.

Retiree health care costs at December 31, 1997 are based on the assumption that costs would increase 6.5 percent in 1998, then decrease gradually to
5.5 percent in 2004 and thereafter. The health care cost trend rate assumption significantly affects the amounts reported. For example, a one percentage point increase in each year's estimated health care cost assumption would increase the accumulated postretirement benefit obligation at December 31, 1997 by $81 million and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for 1997 by $8 million.


Years Ended December 31                   1997         1996        1995

Weighted average discount rate           7.50%        7.75%       7.50%
Expected long-term rate of return
  on plan assets                         7.00%        7.00%       7.00%


Net postretirement benefit costs for the health care benefits and life insurance benefits consisted of:

                                                            In Millions
Years Ended December 31                   1997         1996        1995

Service cost                              $  9         $ 12        $ 11
Interest cost                               40           41          39
Actual return on assets                    (37)         (14)         (4)
Net amortization and deferral               25            8           1
                                          ----         ----        ----
Net postretirement benefit costs          $ 37         $ 47        $ 47
                                          ====         ====        ====

The funded status of the postretirement benefit plans for the health care benefits and life insurance benefits is reconciled with the liability recorded at December 31 as follows:

                                                            In Millions
                                                       1997        1996

Actuarial present value of estimated benefits
  Retirees                                            $ 321       $ 327
  Eligible for retirement                                67          65
  Active (upon retirement)                              182         183
                                                      -----       -----

Accumulated postretirement benefit obligation           570         575
Plan assets (primarily stocks, bonds and money
 market investments) at fair value                      219         134
                                                      -----       -----

Accumulated postretirement benefit obligation less
  than (in excess of) plan assets                      (351)       (441)
Unrecognized prior service cost                          (1)          6
Unrecognized net gain from experience different
  than assumed                                          (84)        (37)
                                                      -----       -----

Recorded liability                                    $(436)      $(472)
                                                      =====       =====

The health care portion of the accumulated postretirement benefit obligation is $554 million and $560 million at December 31, 1997 and 1996, respectively.

Supplemental Executive Retirement Plan: Certain management employees qualify to participate in the SERP. SERP benefits, which are based on an employee's years of service and earnings as defined in the SERP, are paid from a trust established in 1988. Because the SERP is not a qualified plan under the Internal Revenue Code, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 1997 and 1996, trust assets were $24 million and $18 million, respectively, and were classified as other non-current assets.

Defined Benefit Pension Plan: A trusteed, non-contributory, defined benefit Pension Plan covers substantially all employees. The benefits are based on an employee's years of accredited service and earnings, as defined in the plan, during an employee's five highest years of earnings. Because the plan was fully funded, no contributions were made in 1997 and 1996. A contribution of $9 million was made in 1995. Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and non-utility affiliates which were not distinguishable from the plan's total assets.

Years Ended December 31                   1997         1996        1995

Discount rate                            7.50%        7.75%       7.50%
Rate of compensation increase            3.75%        4.00%       4.50%
Expected long-term rate of return
  on assets                              9.25%        9.25%       9.25%

Net Pension Plan and SERP costs consisted of:

                                                            In Millions
Years Ended December 31                   1997         1996        1995

Service cost                             $  25        $  25       $  22
Interest cost                               60           57          54
Actual return on plan assets              (164)         (63)       (168)
Net amortization and deferral               93           (6)        103
                                         -----        -----       -----
Net periodic pension cost                $  14        $  13       $  11
                                         =====        =====       =====

The funded status of the CMS Energy Pension Plan and Consumers SERP reconciled to the pension liability recorded at December 31 was:

                                                            In Millions
                                         Pension Plan          SERP
                                        1997      1996     1997    1996

Actuarial present value of estimated
benefits
  Vested                               $ 548     $ 504     $ 12    $ 13
  Non-vested                              79        72        -       -
                                       -----     -----    -----   -----

Accumulated benefit obligation           627       576       12      13
Provision for future pay increases       165       158        6       8
                                       -----     -----    -----   -----

Projected benefit obligation             792       734       18      21
Plan assets (primarily stocks and bonds,
including $153 in 1997 and $117 in
1996 of CMS Energy Common Stock)
at fair value                            882       779        -       -
                                       -----     -----    -----   -----

Projected benefit obligation less than
 (in excess of) plan assets               90        45      (18)    (21)
Unrecognized net (gain) loss from
 experience different than assumed      (157)      (99)       3       1
Unrecognized prior service cost           35        39        1       1
Unrecognized net transition (asset)
 obligation                              (22)      (27)       -       -
                                       -----     -----    -----   -----

Recorded liability                     $ (54)    $ (42)   $ (14)  $ (19)
                                       =====     =====    =====   =====


Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years and 11 years for the SERP's unrecognized net transition obligation. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

Defined Contribution Plan: Consumers provides a defined contribution 401(k) plan to all U.S. employees of CMS Energy and its subsidiaries which are at least 80 percent owned and have adopted the plan. Consumers will match at least one-half of the amount contributed by employees up to 3 percent of their salary. These contributions to the plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $18 million in 1997, $17 million in 1996 and $16 million in 1995.


13:   Leases

Consumers leases various assets, including vehicles, rail cars, aircraft, construction equipment, computer equipment, nuclear fuel and buildings. Consumers' nuclear fuel capital leasing arrangement expires in November 1999, yet provides for additional one-year extensions upon mutual agreement by the parties. Upon termination of the lease, the lessor would be entitled to a cash payment equal to its remaining investment, which was $47 million as of December 31, 1997. Consumers generally is responsible for payment of taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 1997, were:

                                                          In Millions
                                           Capital          Operating
                                            Leases             Leases

1998                                          $ 42               $  4
1999                                            44                  3
2000                                            13                  3
2001                                            12                  3
2002                                             9                  2
2003 and thereafter                              7                 15
                                              ----               ----
Total minimum lease payments                   127               $ 30
Less imputed interest                           19               ====
                                              ----
Present value of net minimum lease payments    108
Less current portion                            34
                                              ----
Non-current portion                           $ 74
                                              ====

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. Operating lease charges, including charges to clearing and other accounts for the years ended December 31, 1997, 1996 and 1995, were $3 million, $3 million and $7 million, respectively.

Capital lease expenses for the years ended December 31, 1997, 1996 and 1995 were $43 million, $45 million and $45 million, respectively.
Included in these amounts for the years ended 1997, 1996 and 1995, are nuclear fuel lease expenses of $25 million for each year.


14:   Jointly Owned Utility Facilities

Consumers is responsible for providing its share of financing for the jointly owned facilities. The direct expenses of the joint plants are included in Consumers' operating expenses. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                          In Millions
December 31                                   1997               1996

Net investment
  Ludington - 51 percent                      $112               $116
  Campbell Unit 3 - 93.3 percent               314                329
  Transmission lines - various                  34                 35

Accumulated depreciation
  Ludington                                   $ 88               $ 84
  Campbell Unit 3                              265                252
  Transmission lines                            14                 14


15:   Reportable Segments

The Consolidated Statements of Income show operating revenue and pretax operating income by segments. These amounts include earnings from investments accounted for by the equity method of $49 million, $42 million and $39 million for 1997, 1996 and 1995, respectively. Other segment information follows:

                                                          In Millions
Years Ended December 31           1997           1996            1995

Depreciation, depletion and
amortization
  Electric                     $   296        $   282         $   272
  Gas                               93             87              83
  Other                              2              2               2
                               -------        -------         -------
                               $   391        $   371         $   357
                               =======        =======         =======

Identifiable assets
  Electric (a)                 $ 4,472        $ 4,505         $ 4,522
  Gas (a)                        1,644          1,709           1,690
  Other                            833            811             742
                               -------        -------         -------
                               $ 6,949        $ 7,025         $ 6,954
                               =======        =======         =======

Capital expenditures (b)
  Electric                     $   255        $   310         $   328
  Gas                              116            137             126
                               -------        -------         -------
                               $   371        $   447         $   454
                               =======        =======         =======

(a) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(b) Includes capital leases for nuclear fuel and other assets and electric DSM costs (see Consolidated Statements of Cash Flows). Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.


16:   Effects of the Ratemaking Process

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These assets represent probable future revenue to Consumers associated with certain incurred costs as these costs are recovered through the ratemaking process. These costs are being recovered through rates over periods of up to 15 years.

An accounting standard, effective 1996, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The standard also imposes stricter criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. There was no impact on financial position or results of operations upon adoption because management believes these assets will be recovered. For further discussion, see Outlook - Application of SFAS 71 in the MD&A.

                                                               In Millions
December 31                                             1997          1996

Postretirement benefits (Note 12)                      $ 429         $ 460
Income taxes (Note 9)                                    172           158
Abandoned Midland project                                 93           113
Manufactured gas plant sites (Note 6)                     47            47
DSM - deferred costs                                      46            60
Uranium enrichment facility                               22            23
Ludington Fish Settlement                                 12            14
Other                                                     16            43
                                                       -----         -----
Total regulatory assets                                $ 837         $ 918
                                                       =====         =====

Income taxes (Note 9)                                  $(226)        $(224)
DSM - deferred revenue                                   (24)          (25)
                                                       -----         -----
Total regulatory liabilities                           $(250)        $(249)
                                                       =====         =====


17:   Summarized Financial Information of Significant Related Energy
          Supplier

Under the PPA with the MCV Partnership discussed in Note 3, Consumers' 1997 obligation to purchase electric capacity from the MCV Partnership was 15 percent of Consumers' owned and contracted capacity. Summarized financial information of the MCV Partnership follows:

Statements of Income (unaudited)

                                                        In Millions
Years Ended December 31               1997         1996        1995

Operating revenue (a)                $ 652        $ 645       $ 618
Operating expenses                     435          417         386
                                     -----        -----       -----
Operating income                       217          228         232
Other expense, net                     154          162         171
                                     -----        -----       -----
Net income before cumulative
  effect of accounting change           63           66          61
Cumulative effect of change in
  method of accounting for
  property tax                          15            -           -
                                     -----        -----       -----
Net income                           $  78        $  66       $  61
                                     =====        =====       =====

Balance Sheets (unaudited)

                                                        In Millions
December 31                                        1997        1996

Assets
  Current assets (b)                             $  362      $  316
  Property, plant and equipment, net              1,820       1,889
  Other assets                                      169         159
                                                 ------      ------
                                                 $2,351      $2,364
                                                 ======      ======

Liabilities and Partners' Equity
  Current liabilities                            $  285      $  235
  Long-term debt and other
    non-current liabilities (c)                   1,789       1,930
  Partners' equity (d)                              277         199
                                                 ------      ------
                                                 $2,351      $2,364
                                                 ======      ======

(a) Revenue from Consumers totaled $609 million, $598 million and $571 million for 1997, 1996, and 1995, respectively.

(b) Receivables from Consumers totaled $54 million and $52 million, at December 31, 1997 and 1996, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership.
CMS Holdings holds a 46.4 percent ownership interest in FMLP.  At
December 31, 1997 and 1996, lease obligations of $1.52 billion and $1.58 billion, respectively, were owed to the owner trust. CMS Holdings' share of the interest and principal portion for the 1997 lease payments was $62 million and $28 million, respectively, and for the 1996 lease payments was $64 million and $25 million, respectively. The lease payments service $1.0 billion and $1.1 billion in non-recourse debt outstanding as of December 31, 1997 and 1996, respectively, of the owner-trust. FMLP's debt is secured by the MCV Partnership's lease obligations, assets, and operating revenues. For 1997 and 1996, the owner-trust made debt payments (including interest) of $192 million. FMLP's earnings for 1997, 1996, and 1995 were $20 million, $17 million, and $14 million, respectively.

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which is being amortized to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until certain financial test requirements are met. Consumers does not anticipate receiving a cash distribution in the near future.

                         ARTHUR ANDERSEN LLP




              Report of Independent Public Accountants





To Consumers Energy Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Energy Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                        Arthur Andersen LLP

Detroit, Michigan,
   January 26, 1998.

Quarterly Financial Information                                    Consumers Energy Company

                                                                                                      In Millions

                                         1997 (Unaudited)                             1996 (Unaudited)
Quarters Ended             March 31    June 30   Sept. 30   Dec. 31     March 31    June 30   Sept. 30    Dec. 31

Operating revenue (a)        $1,127       $829       $799    $1,014       $1,143       $799       $798     $1,030

Pretax operating
 income (a)                    $193       $137       $149      $154         $202       $130       $147       $132

Net income                      $97        $63        $80       $81         $102        $58        $69        $67

Preferred stock dividends        $7         $7         $6        $5           $7         $7         $7         $7

Preferred securities
 distributions                   $2         $2         $3        $5           $1         $2         $2         $3

Net income available to
 common stockholder             $88        $54        $71       $71          $94        $49        $60        $57

(a) Amounts in 1996 were restated for comparative purposes.



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

(b)     Reports on Form 8-K for CMS Energy and Consumers.

        CMS Energy

        Current Report dated December 23, 1997 covering matters reported pursuant to Item 5. Other Events.

        Consumers

        Current Report dated December 23, 1997 covering matters reported pursuant to Item 5. Other Events.

(c)     Exhibits, including those incorporated by reference (see also
        Exhibit volume).

CMS ENERGY AND CONSUMERS EXHIBITS

              PREVIOUSLY FILED
           WITH FILE   AS EXHIBIT
EXHIBITS   NUMBER      NUMBER         DESCRIPTION

(3)(a)     33-60007    (3)(i)      -  Restated Articles of Incorporation of
                                      CMS Energy.
(3)(b)     1-9513      (3)(b)      -  By-Laws of CMS Energy.  (1994 Form
                                      10-K)
(3)(c)     1-5611      (3)(c)      -  Certificate of Amendment to the
                                      Articles of Incorporation dated March
                                      10, 1997 and Restated Articles of
                                      Incorporation dated March 25, 1994.
                                      (1996 Form 10-K)
(3)(d)     1-5611      (3)(d)      -  By-Laws of Consumers.  (1996 Form 10-
                                      K)
(4)(a)     2-65973     (b)(1)-4    -  Indenture dated as of September 1,
                                      1945, between Consumers and Chemical
                                      Bank (successor to Manufacturers
                                      Hanover Trust Company), as Trustee,
                                      including therein indentures
                                      supplemental thereto through the
                                      Forty-third Supplemental Indenture
                                      dated as of May 1, 1979.
                                   -  Indentures Supplemental  thereto:
           33-31866    (4)(d)      -  67th  11/15/89
           33-41126    (4)(c)      -  68th  06/15/93
           1-5611      (4)         -  69th  09/15/93 (Form 8-K dated
                                      Sep. 21, 1993)
                                   -  70th  02/01/98
                                   -  71st  03/06/98
(4)(b)     1-5611      (4)(b)      -  Indenture dated as of January 1, 1996
                                      between Consumers and The Bank of New
                                      York, as Trustee. (1995 Form 10-K)
                                   -  Indentures Supplemental thereto:
           1-5611      (4)(b)      -  1st  01/18/96 (1995 Form 10-K)
           1-5611      (4)(a)      -  2nd  09/04/97 (3rd qtr 1997 Form 10-
                                      Q)
(4)(c)                             -  Indenture dated as of February 1,
                                      1998 between Consumers and The Chase
                                      Manhattan Bank, as Trustee.
(4)(d)     33-47629    (4)(a)      -  Indenture dated as of September 15,
                                      1992 between CMS Energy and NBD Bank,
                                      as Trustee.
                                   -  Indentures Supplemental thereto:
           1-9513      (4)         -  3rd  05/06/97 (1st qtr 1997 Form 10-
                                      Q)
           333-37241   (4)(a)      -  4th  09/26/97
           1-9513      (4)(b)      -  5th  11/04/97 (3rd qtr 1997 Form 10-
                                      Q)
                                   -  6th  01/13/98
(4)(e)     1-9513      (4a)        -  Indenture between CMS Energy and The
                                      Chase Manhattan Bank, as Trustee,
                                      dated as of January 15, 1994.  (Form
                                      8-K dated March 29, 1994)
                                   -  Indentures Supplemental thereto:
           1-9513      (4b)        -  1st  01/20/94 (Form 8-K dated
                                      March 29, 1994)
           1-9513      (4)         -  2nd  03/19/96 (1st qtr 1996 Form 10-
                                      Q)
           1-9513      (4)(a)(iv)  -  3rd  03/17/97 (Form 8-K dated May 1,
                                      1997)
           333-36115   (4)(d)      -  4th  09/17/97
(4)(f)     1-9513      (4a)        -  Indenture dated as of June 1, 1997,
                                      between CMS Energy and The Bank of
                                      New York, as trustee. (Form 8-K dated
                                      July 1, 1997)
                                   -  Indentures Supplemental thereto:
           1-9513      (4b)        -  1st  06/20/97 (Form 8-K dated July 1,
                                      1997)
(10)(a)    1-9513      (4)         -  Credit Agreement dated as of July 2,
                                      1997, among CMS Energy, the
                                      Administrative Agent, Collateral
                                      Agent, Documentation Agent,
                                      Syndication Agent, Co-Agents and Lead
                                      Manager, all as defined therein, and
                                      the Exhibits and Schedules thereto.
                                      (2nd qtr 1997 Form 10-Q)
(10)(b)    1-5611      (10)        -  Credit Agreement dated as of July 14,
                                      1995 among Consumers, the Banks named
                                      therein and the First National Bank
                                      of Chicago, as Administrative Agent.
(10)(c)    1-9513      (10)(c)     -  Employment Agreement dated as of
                                      August 1, 1990  among Consumers,
                                      CMS Energy and William T.
                                      McCormick, Jr.  (1990 Form 10-K)
(10)(d)    1-5611      (10)(i)     -  Employment Agreement effective as of
                                      June 15, 1988 among Consumers,
                                      CMS Energy and Victor J. Fryling.
                                      (1988 Form 10-K)
(10)(e)    1-5611      (10)(f)     -  Employment Agreement dated May 26,
                                      1989 between Consumers and Michael G.
                                      Morris.  (1990 Form 10-K)
(10)(f)    1-5611      (10)(h)     -  Employment Agreement dated May 26,
                                      1989 between Consumers and David A.
                                      Mikelonis.  (1991 10-K)
(10)(g)    1-9513      (10)(f)     -  Employment Agreement dated May 26,
                                      1989 among Consumers, CMS Energy and
                                      John W. Clark.  (1990 Form 10-K)
(10)(h)    1-5611      (10)(j)     -  Employment Agreement dated March 25,
                                      1992 between Consumers, CMS Energy
                                      and Alan M. Wright.  (1992 Form 10-K)
(10)(i)    1-5611      (10)(k)     -  Employment Agreement dated March 25,
                                      1992 between Consumers and Paul A.
                                      Elbert.  (1992 10-K)
(10)(j)    1-9513      (10)        -  Employment Agreement dated January
                                      12, 1996  between CMS Energy and
                                      Rodger A. Kershner. (1995 Form 10-K)
(10)(k)    1-9513      (10)(m)     -  Employment Agreement dated April 2,
                                      1996 between CMS Energy and William
                                      J. Haener. (1996 Form 10-K)
(10)(l)    1-9513      (10)(n)     -  Employment Agreement dated April 4,
                                      1996 between CMS Energy,
                                      CMS Enterprises and James W. Cook.
                                      (1996 Form 10-K)
(10)(m)    1-5611      (10)(o)     -  Employment Agreement dated March 19,
                                      1996 between Consumers and David W.
                                      Joos. (1996 Form 10-K)
(10)(n)                            -  Employment Agreement dated December
                                      4, 1997 between Consumers and Robert
                                      A. Fenech.
(10)(o)    1-5611      (10)(g)     -  Consumers' Executive Stock Option and
                                      Stock Appreciation Rights Plan
                                      effective December 1, 1989.  (1990
                                      Form 10-K)
(10)(p)    33-61595    (4)(d)      -  CMS Energy's Performance Incentive
                                      Stock Plan effective as of
                                      December 1, 1989.
(10)(q)    1-9513      (10)(m)     -  CMS Deferred Salary Savings Plan
                                      effective January 1, 1994.  (1993
                                      Form 10-K)
(10)(r)    1-5611      (10)(n)     -  CMS Energy and Consumers Annual
                                      Executive Incentive Compensation Plan
                                      effective January 1, 1986, as amended
                                      January 1995. (1995 Form 10-K)
(10)(s)    1-5611      (10)(o)     -  Consumers' Supplemental Executive
                                      Retirement Plan  effective November 1,
                                      1990.  (1993 Form 10-K)
(10)(t)    33-37977    4.1         -  Senior Trust Indenture, Leasehold
                                      Mortgage and Security Agreement dated
                                      as of June 1, 1990 between The
                                      Connecticut National Bank and United
                                      States Trust Company of New York.
                                      (MCV Partnership)
                                      Indenture Supplemental  thereto:
           33-37977    4.2         -  Supplement No. 1 dated as of June 1,
                                      1990.  (MCV Partnership)
(10)(u)    1-9513      (28)(b)     -  Collateral Trust Indenture dated as
                                      of June 1, 1990 among Midland Funding
                                      Corporation I, MCV Partnership and
                                      United States Trust Company of New
                                      York, Trustee.  (3rd qtr 1990 Form
                                      10-Q)
                                      Indenture Supplemental  thereto:
           33-37977    4.4         -  Supplement No. 1 dated as of June 1,
                                      1990.  (MCV  Partnership)
(10)(v)    1-9513      (10)(v)     -  Amended and Restated Investor Partner
                                      Tax Indemnification Agreement dated
                                      as of June 1, 1990 among Investor
                                      Partners, CMS Midland as Indemnitor
                                      and CMS Energy as Guarantor.  (1990
                                      Form 10-K)
(10)(w)    1-9513      (19)(d)**   -  Environmental Agreement dated as of
                                      June 1, 1990 made by CMS Energy to
                                      The Connecticut National Bank and
                                      Others.  (1990 Form 10-K)
(10)(x)    1-9513      (10)(z)**   -  Indemnity Agreement dated as of
                                      June 1, 1990 made  by CMS Energy to
                                      Midland Cogeneration Venture   Limited
                                      Partnership.  (1990 Form 10-K)
(10)(y)    1-9513      (10)(aa)**  -  Environmental Agreement dated as of
                                      June 1, 1990 made by CMS Energy to
                                      United States Trust Company of New
                                      York, Meridian Trust Company, each
                                      Subordinated Collateral Trust Trustee
                                      and Holders from time to time of
                                      Senior Bonds and Subordinated Bonds
                                      and Participants from time to time in
                                      Senior Bonds and Subordinated Bonds.
                                      (1990 Form 10-K)
(10)(z)    33-37977    10.4        -  Amended and Restated Participation
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
                                      (MCV Partnership)
           1-5611      (10)(w)     -  Amendment No. 1 dated as of July 1,
                                      1991.  (1991 Form 10-K)
(10)(aa)   33-37977    10.4        -  Power Purchase Agreement dated as of
                                      July 17, 1986 between MCV Partnership
                                      and Consumers. (MCV Partnership)
                                      Amendments thereto:
           33-37977    10.5        -  Amendment No. 1 dated September 10,
                                      1987.  (MCV Partnership)
           33-37977    10.6        -  Amendment No. 2 dated March 18, 1988.
                                      (MCV Partnership)
           33-37977    10.7        -  Amendment No. 3 dated August 28,
                                      1989.  (MCV Partnership)
           33-37977    10.8        -  Amendment No. 4A dated May 25, 1989.
                                      (MCV Partnership)
(10)(bb)   1-5611      (10)(y)     -  Unwind Agreement dated as of
                                      December 10, 1991 by and among
                                      CMS Energy, Midland Group, Ltd.,
                                      Consumers, CMS Midland, Inc., MEC
                                      Development Corp. and CMS Midland
                                      Holdings Company.  (1991 Form 10-K)
(10)(cc)   1-5611      (10)(z)     -  Stipulated AGE Release Amount Payment
                                      Agreement dated as of June 1, 1990,
                                      among CMS Energy, Consumers and The
                                      Dow Chemical Company.  (1991 Form 10-
                                      K)
(10)(dd)   1-5611      (10)(aa)**  -  Parent Guaranty dated as of June 14,
                                      1990 from CMS Energy to MCV, each of
                                      the Owner Trustees, the Indenture
                                      Trustees, the Owner Participants and
                                      the Initial Purchasers of Senior
                                      Bonds in the MCV Sale Leaseback
                                      transaction, and MEC Development.
                                      (1991 Form 10-K)
(12)                               -  Statements regarding computation of
                                      CMS Energy's Ratio of Earnings to
                                      Fixed Charges
(21)(a)                            -  Subsidiaries of CMS Energy.
(21)(b)                            -  Subsidiaries of Consumers.
(23)                               -  Consents of experts for CMS Energy.
(24)(a)                            -  Power of Attorney for CMS Energy.
(24)(b)                            -  Power of Attorney for Consumers.
(27)(a)                            -  Financial Data Schedule UT for
                                      CMS Energy .
(27)(b)                            -  Restated Financial Data Schedule UT
                                      for CMS Energy.
(27)(c)                            -  Financial Data Schedule UT for
                                      Consumers.
(99)                               -  CMS Energy: Consumers Gas Group
                                      Financials.


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

                    Index to Financial Statement Schedules


                                                                   Page

Schedule II    Valuation and Qualifying Accounts and Reserves
                 1997, 1996 and 1995:
                   CMS Energy Corporation . . . . . . . . . . . .   152
                   Consumers Power Company. . . . . . . . . . . .   152

Report of Independent Public Accountants
                   CMS Energy Corporation . . . . . . . . . . . .   153
                   Consumers Power Company. . . . . . . . . . . .   153


Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.

                                                   CMS ENERGY CORPORATION
                                Schedule II - Valuation and Qualifying Accounts and Reserves
                                        Years Ended December 31, 1997, 1996 and 1995
                                                        (In Millions)

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
 Consumers Energy Company):

  1997                                             $10             $8             $1         $12(a)              $7

  1996                                              $4            $21              -         $15(a)             $10

  1995                                              $5            $10              -         $11(a)              $4

(a)       Accounts receivable written off including net uncollectible amounts of $11 in 1997, $13 in 1996 and $10 in
          1995 charged directly to operating expense and credited to accounts receivable.



                                                  CONSUMERS ENERGY COMPANY
                                Schedule II - Valuation and Qualifying Accounts and Reserves
                                        Years Ended December 31, 1997, 1996 and 1995
                                                        (In Millions)

                                             Balance at        Charged       Charged to                      Balance
                                              Beginning          to             other                        at End
     Description                              of Period        Expense        Accounts     Deductions       of Period

Accumulated provision for
 uncollectible accounts:

  1997                                             $10             $8              -         $12(a)              $6

  1996                                              $3            $21              -         $14(a)             $10

  1995                                              $4            $10              -         $11(a)              $3


(a)       Accounts receivable written off including net uncollectible amounts of $11 in 1997, $13 in 1996 and $10 in
          1995 charged directly to operating expense and credited to accounts receivable.



                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants


To CMS Energy Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CMS Energy Corporation's 1997 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1998. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            Arthur Andersen LLP

Detroit, Michigan,
   January 26, 1998.

                   Report of Independent Public Accountants


To Consumers Energy Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consumers Energy Company's 1997 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1998. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            Arthur Andersen LLP

Detroit, Michigan,
   January 26, 1998.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 1998.


                                               CMS ENERGY CORPORATION


                                      By       William T. McCormick, Jr.
                                               William T. McCormick, Jr.
                                               Chairman of the Board
                                               and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities and on the 24th day of March 1998.





                Signature                      Title


(i)   Principal executive officer:
                                               Chairman of the Board,
                                               Chief Executive Officer
        William T. McCormick, Jr.              and Director
        William T. McCormick, Jr.

(ii)  Principal financial officer:
                                               Senior Vice President,
                                               and Chief Financial Officer
               A. M. Wright
             Alan M. Wright

(iii)Controller or principal accounting officer:

                                               Senior Vice President,
                                               Controller
               P. D. Hopper                    and Chief Accounting Officer
            Preston D. Hopper

(iv)  A majority of the Directors
      including those named above:

             John M Deutch*                    Director
             John M. Deutch
                Signature                      Title


          James J. Duderstadt*                 Director
           James J. Duderstadt

              K R Flaherty*                    Director
          Kathleen R. Flaherty

           Victor J. Fryling*                  Director
            Victor J. Fryling

             Earl D. Holton*                   Director
             Earl D. Holton

              W. U. Parfet*                    Director
            William U. Parfet

            Percy A. Pierre*                   Director
             Percy A. Pierre

               K. Whipple*                     Director
             Kenneth Whipple

            John B. Yasinsky*                  Director
            John B. Yasinsky


* By      Thomas A. McNish
   Thomas A. McNish, Attorney-in-Fact
                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 1998.


                                               CONSUMERS ENERGY COMPANY


                                      By       William T. McMormick Jr.
                                               William T. McCormick, Jr.
                                               Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities and on the 24th day of March 1998.





                Signature                      Title


(i)   Principal executive officer:
                                               Vice Chairman of the Board,
                                               President and Director
            Victor J. Fryling
            Victor J.Fryling

(ii)  Principal financial officer:

                                               Senior Vice President and
              A. M. Wright                     Chief Financial Officer
             Alan M. Wright

(iii)Controller or principal accounting officer:

                                               Vice President and
              Dennis DaPra                     Controller
              Dennis DaPra

(iv)  A majority of the Directors
      including those named above:

             John M Deutch*                    Director
             John M. Deutch                    SignatureTitle


          James J. Duderstadt*                 Director
           James J. Duderstadt

              K R Flaherty*                    Director
          Kathleen R. Flaherty

             Earl D. Holton*                   Director
             Earl D. Holton

       William T. McCormick, Jr.*              Director
        William T. McCormick, Jr.

              W. U. Parfet*                    Director
            William U. Parfet

            Percy A. Pierre*                   Director
             Percy A. Pierre

               K. Whipple*                     Director
             Kenneth Whipple

            John B. Yasinsky*                  Director
            John B. Yasinsky


*By         Thomas A. McNish
   Thomas A. McNish, Attorney-in-Fact