Form 10-Q
period 1998-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 1998-05-15
CIK 201533, 811156

                                  FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998

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


Number of shares outstanding of each of the issuer's classes of common stock at April 30, 1998:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value                      101,337,341
   CMS Energy Class G Common Stock, no par value                  8,315,547
Consumers Energy Company, $10 par value, privately held by CMS Energy84,108,789

                           CMS Energy Corporation
                                     and
                          Consumers Energy Company


  Quarterly reports on Form 10-Q to the Securities and Exchange Commission
                    for the Quarter Ended March 31, 1998



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                              TABLE OF CONTENTS


                                                                       Page
Glossary  .............................................................. 3
PART I:
CMS Energy Corporation
          Management's Discussion and Analysis ..........................6
          Consolidated Statements of Income ............................23
          Consolidated Balance Sheets ..................................25
          Consolidated Statements of Cash Flows ........................27
          Consolidated Statements of Common Stockholders' Equity .......28
          Condensed Notes to Consolidated Financial Statements .........29
          Report of Independent Public Accountants .....................44
Consumers Energy Company
          Management's Discussion and Analysis .........................45
          Consolidated Statements of Income ............................57
          Consolidated Statements of Cash Flows ........................58
          Consolidated Balance Sheets ..................................59
          Consolidated Statements of Common Stockholder's Equity .......61
          Condensed Notes to Consolidated Financial Statements .........62
          Report of Independent Public Accountants .....................72
          Quantitative and Qualitative Disclosures about Market Risk....73
PART II:
          Item 1.    Legal Proceedings .................................73
          Item 6.    Exhibits and Reports on Form 8-K ..................74
Signatures .............................................................75

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

CFLCL . . . . . . . . . . . . . . . . . . .   Companhia Forcia e Luz
                                              Cataguazes-Leopoldina, a
                                              Brazilian utility
Class G Common Stock. . . . . . . . . . . .   One of two classes of common
                                              stock of CMS Energy, no par
                                              value, which reflects the
                                              separate performance of the
                                              Consumers Gas Group
Clean Air Act . . . . . . . . . . . . . . .   Federal Clean Air Act, as
                                              amended
CMS Electric and Gas. . . . . . . . . . . .   CMS Electric and Gas
                                              Company, a subsidiary of
                                              Enterprises
CMS Energy. . . . . . . . . . . . . . . . .   CMS Energy Corporation
CMS Energy Common Stock . . . . . . . . . .   One of two classes of common
                                              stock of CMS Energy, par
                                              value $.01 per share
CMS Gas Marketing . . . . . . . . . . . . .   CMS Gas Marketing Company, a
                                              subsidiary of Enterprises
CMS Gas Transmission. . . . . . . . . . . .   CMS Gas Transmission and
                                              Storage Company, a
                                              subsidiary of Enterprises
CMS Generation. . . . . . . . . . . . . . .   CMS Generation Co., a
                                              subsidiary of Enterprises
CMS Holdings. . . . . . . . . . . . . . . .   CMS Midland Holdings
                                              Company, a subsidiary of
                                              Consumers
CMS Midland . . . . . . . . . . . . . . . .   CMS Midland Inc., a
                                              subsidiary of Consumers
CMS MST . . . . . . . . . . . . . . . . . .   CMS Marketing, Services and
                                              Trading Company, a
                                              subsidiary of Enterprises
CMS NOMECO. . . . . . . . . . . . . . . . .   CMS NOMECO Oil & Gas Co., a
                                              subsidiary of Enterprises
Common Stock. . . . . . . . . . . . . . . .   CMS Energy Common Stock and
                                              Class G Common Stock
Consumers . . . . . . . . . . . . . . . . .   Consumers Energy Company, a
                                              subsidiary of CMS Energy
Consumers Gas Group . . . . . . . . . . . .   The gas distribution,
                                              storage and transportation
                                              businesses currently
                                              conducted by Consumers and
                                              Michigan Gas Storage
Court of Appeals. . . . . . . . . . . . . .   Michigan Court of Appeals

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

Natural Gas Act . . . . . . . . . . . . . .   Federal Natural Gas Act
NRC . . . . . . . . . . . . . . . . . . . .   Nuclear Regulatory
                                              Commission

Order 888 and Order 889 . . . . . . . . . .   FERC final rules issued on
                                              April 24, 1996
Outstanding Shares. . . . . . . . . . . . .   Outstanding shares of Class
                                              G Common Stock

Palisades . . . . . . . . . . . . . . . . .   Palisades nuclear power
                                              plant, owned by Consumers
PCBs. . . . . . . . . . . . . . . . . . . .   Poly chlorinated biphenyls
Pension Plan. . . . . . . . . . . . . . . .   The trusteed, non-
                                              contributory, defined
                                              benefit pension plan of
                                              Consumers and CMS Energy
PPA . . . . . . . . . . . . . . . . . . . .   The Power Purchase Agreement
                                              between Consumers and the
                                              MCV Partnership with a 35-
                                              year term commencing in
                                              March 1990
ppm . . . . . . . . . . . . . . . . . . . .   Parts per million
PSCR. . . . . . . . . . . . . . . . . . . .   Power supply cost recovery
PUHCA . . . . . . . . . . . . . . . . . . .   Public Utility Holding
                                              Company Act of 1935

Qualifying Facility . . . . . . . . . . . .   A facility that produces
                                              electricity or steam and
                                              electricity and meets the
                                              ownership and technical
                                              requirements of PURPA

Retained Interest Shares. . . . . . . . . .   Authorized but unissued
                                              shares of Class G Common
                                              Stock not held by holders of
                                              the Outstanding Shares and
                                              attributable to the Retained
                                              Interest

SEC . . . . . . . . . . . . . . . . . . . .   Securities and Exchange
                                              Commission
Securitization. . . . . . . . . . . . . . .   A financing authorized by
                                              statute in which the
                                              statutorily assured flow of
                                              revenues from a portion of
                                              the rates charged by
                                              utilities to their customers
                                              is set aside and pledged as
                                              security for the repayment
                                              of rate reduction bonds
                                              issued by a special purpose
                                              vehicle affiliated with such
                                              utilities
SERP. . . . . . . . . . . . . . . . . . . .   Supplemental Executive
                                              Retirement Plan
Senior Credit Facilities. . . . . . . . . .    $1.125 billion senior
                                              credit facilities consisting
                                              of a $400 million 364-day
                                              revolving credit facility, a
                                              $600 million three-year
                                              revolving credit facility
                                              and a five-year $125 million
                                              term loan facility
SFAS. . . . . . . . . . . . . . . . . . . .   Statement of Financial
                                              Accounting Standards
Superfund . . . . . . . . . . . . . . . . .   Comprehensive Environmental
                                              Response, Compensation and
                                              Liability Act

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

                           CMS Energy Corporation
                    Management's Discussion and Analysis


The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 1997 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference from, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, that include without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this report. Refer to the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

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


RESULTS OF OPERATIONS

CMS Energy Consolidated Earnings

                         In Millions, Except Per Share Amounts
March 31                            1998      1997      Change
--------------------------------------------------------------
                                     (a)
Three months ended
  Consolidated Net Income          $  83     $  84       $  (1)
Net Income Attributable to
  Common Stocks:
     CMS Energy                       74        75          (1)
     Class G                           9         9           -
  Earnings Per Average Common Share:
     CMS Energy
          Basic                      .73       .79        (.06)
          Diluted                    .72       .78        (.06)
     Class G
          Basic and Diluted         1.09      1.18        (.09)


(a) Includes the cumulative effect of an accounting change which increased net income attributable to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted). Refer to the discussion below for further information.


Twelve months ended
  Consolidated Net Income          $ 267     $ 236       $  31
  Net Income Attributable to
    Common Stocks:
     CMS Energy                      252       225          27
     Class G                          15        11           4
  Earnings Per Average
    Common Share:
     CMS Energy
          Basic                     2.57      2.41         .16
          Diluted                   2.55      2.39         .16
     Class G
          Basic and Diluted         1.76      1.53         .23
===============================================================

CMS Energy's earnings for the first quarter of 1998 decreased from the comparable period in 1997 as a result of (1) Consumers' decreased gas deliveries due to record warm 1998 temperatures, (2) lower gas production, lower oil prices and a write down of the value of Colombia oil reserves in the oil and gas exploration and production business, (3) an increased provision for underrecoveries under the PPA of $37 million ($24 million after-tax) due to higher than expected plant availability and (4) increased interest on long-term debt due to higher amounts of debt
outstanding.   For further information on past and future underrecoveries, see Power Purchases from the MCV Partnership in Note 2. Partially offsetting these decreases, were (1) Consumers' one-time change in accounting for the recognition of property tax expense from a calendar year basis to a fiscal year basis which resulted in a benefit of $66 million ($43 million after-tax), (2) Consumers' increased electric sales along with reduced purchased power costs, (3) a gain on the sale of Petal Gas Storage Company by the gas transmission, storage and processing business, and (4) increased income from the international independent power production business and improved earnings from the MCV Partnership,.


The increase in consolidated net income for the twelve months ended 1998 compared to the 1997 period reflects (1) Consumers' change in accounting for property taxes as discussed above, (2) increased revenues from Consumers' transmission of electricity for others, (3) increased income from the international power production business, (4) increased income from the international gas transmission, storage and processing business, and (5) improved earnings from the MCV Partnership. In addition, the improved net income for the twelve months ended 1998 reflects the (6) recognition of a gain on the sale of CMS NOMECO's entire interest in oil and gas properties in Yemen, (7) an industry expertise service fee in connection with the Loy Yang A acquisition, and (8) an adjustment of Consumers' prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds of $9 million. Partially offsetting these increases were the (1) recognition of Consumers' after-tax loss associated with the underrecovery of power costs under the PPA as discussed above, (2) Consumers' decreased electric revenues because of special contract discounts negotiated with large industrial customers, (3) Consumers' decreased gas deliveries due to warmer weather during the first quarter of 1998 and (4) lower gas production and lower oil and gas prices and a write down of the value of Colombia oil reserves in the oil and gas exploration and production business.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

Consumers' Electric Business Unit Results of Operations

Electric Pretax Operating Income:

                                                            In Millions
                                      Three Months        Twelve Months
                                    Ended March 31       Ended March 31
Change Compared to Prior Year         1998 vs 1997         1998 vs 1997
--------------------------------------------------------------------------

Sales (including special
  contract discounts)                        $   6                 $ 14
Rate increases and other
  regulatory issues                             (2)                  (1)
Operations and maintenance                       9                   36
General taxes and depreciation                  (-)                 (17)
                                             -----                -----

Total change                                  $ 13                 $ 32
==========================================================================

Electric Deliveries:

Total electric deliveries increased 6.5 percent for three months ended March 31, 1998 over the same period in 1997. Deliveries to ultimate customers increased 1.2 percent. Reduced sales to residential and commercial customers were more than offset by increased sales and deliveries to industrial customers. For twelve months ended, total electric deliveries increased 3.8 percent over the comparable 1997 period. The increase is primarily attributable to an increase in intersystem sales and a 1.3 percent increase in sales and deliveries to ultimate customers, primarily within the industrial class.

Power Costs:

                                                          In Millions
March 31                                      1998       1997  Change
-----------------------------------------------------------------------

Three months ended                         $   270    $   282    $(12)
Twelve months ended                          1,128      1,110      18
========================================================================

Although sales increased for the three months ended March 31, 1998 compared to the same period in 1997, power costs for the period decreased. This decrease results from increased internal generation and reduced power purchases from outside sources. Power costs increased for the twelve months ended 1998 compared to 1997. Both internal generation and power purchases from outside sources increased during this period to meet the increased sales demand.

Consumers' Electric Business Unit Operating Issues:

Power Purchases from the MCV Partnership: In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For the first three months of 1998, the MCV Facility was available 99 percent of the time, resulting in after-tax cash underrecoveries of $11 million. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below. For further information, see Power Purchases from the MCV Partnership in Note 2.

                                                         In Millions
                          1998     1999     2000     2001       2002
--------------------------------------------------------------------------
Estimated cash under-
  recoveries, net of tax   $28      $22      $21      $20        $19
==========================================================================

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

Electric Rate Proceedings: In 1996, the MPSC issued a final order authorizing Consumers to recover costs associated with the purchase of an additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment. To implement the accelerated recovery, the order requires an increase in annual nuclear plant depreciation expense by $18 million with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. For further information on these issues, see the Electric Business Outlook section of this MD&A and Note 2.

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

On April 24, 1998 a planned refueling and maintenance outage of forty to fifty days began at Palisades. Consumers will replace a total of sixty nuclear fuel assemblies in the plant's reactor during the outage.

Big Rock is being decommissioned. It was closed permanently on August 29, 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. See the Electric Environmental Matters section of this MD&A for further information on decommissioning Big Rock and Note 8 on nuclear matters.

Electric Environmental Matters: The Clean Air Act contains significant environmental provisions specific to utilities. During the past few years, Consumers incurred $46 million in capital expenditures to meet the Clean Air Act's requirements. Consumers believes it may incur an additional $26 million in capital expenditures by the year 2000 to comply with sulfur dioxide and nitrogen oxide emission limits established by the EPA under the Clean Air Act's Acid Rain Program.

Consumers currently operates within all Clean Air Act requirements and meets current emission limits. The EPA, however, recently revised the national air quality standards, which may further limit small particulate and ozone related emissions, and proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units. It is unlikely that the State of Michigan will establish Consumers' emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance is subject to significant revision. The preliminary estimate of capital costs to reduce nitrogen oxide related emissions for Consumers' fossil-fueled generating units is approximately $210 million, plus an additional amount totaling $10 million per year for operation and maintenance costs. Consumers may need an equivalent amount to comply with the new small particulate standards. The State of Michigan has objected to the extent of the proposed EPA emission reductions. If the State of Michigan's position were to be adopted by the EPA, costs could be less than the current estimated amounts. Consumers supports the bipartisan effort in the U.S. Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established scientifically.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects to ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Many other creditworthy, potentially responsible parties, with substantial assets also cooperate with respect to the individual sites. Based on current information, management believes it is unlikely that CMS Energy's liability at any of the known Superfund sites, individually or in total, will have a material adverse effect on its financial position, liquidity or results of operations.

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. Consumers does not believe that any facility in the United States currently accepts the radioactive portion of that waste. The cost of removal and disposal is currently unknown. These costs would constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options. For further information regarding these and other environmental matters, see Electric Environmental Matters in Note 7.

Stray Voltage: Various parties have sued Consumers relating to the effect of so-called stray voltage on certain livestock. In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The Michigan Supreme Court allowed each case that was not previously refiled to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. As a result, 21 individual plaintiffs have re-filed their claims with the trial court. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of March 31, 1998, Consumers had 6 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from 12 lawsuits as reported at year end 1997. For further information regarding Stray Voltage, see the Other section in Note 7.

Other: In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court alleging antitrust violations and economic losses due to special electric contracts signed by Consumers with large customers. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The parties are awaiting the court's decision on Consumers' and CMS Energy's motion for summary judgment and/or dismissal of the complaint. CMS Energy believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter. For further information regarding this antitrust litigation, see Item 3, Legal Proceedings.

Consumers Gas Group Results of Operations

Gas Pretax Operating Income:

                                                      In Millions
                                Three Months        Twelve Months
                              Ended March 31       Ended March 31
Change Compared to Prior Year   1998 vs 1997         1998 vs 1997
-----------------------------------------------------------------

Sales                                  $ (13)               $ (13)
Gas wholesale and retail
  service activities                      (3)                 (11)
Operations and maintenance                (8)                  11
                                       -----                -----

Total change                            $(24)               $ (13)
                                       =====                =====
Gas Deliveries: System deliveries for the three month period ended March 31, 1998, including miscellaneous transportation, totaled 146 bcf, a decrease of 22 bcf or 13 percent compared to the three month period ended March 31, 1997. Deliveries for the twelve month period ended March 31, 1998, including miscellaneous transportation, totaled 399 bcf, a decrease of 32 bcf or 7 percent compared to the twelve month period ended March 31, 1997. The decreased deliveries for three month and twelve month periods ended reflect warmer temperatures primarily for the first quarter of 1998.


Cost of Gas Sold:

                                                         In Millions
March 31                                 1998      1997       Change
-----------------------------------------------------------------------

Three months ended                       $264      $314         $(50)
Twelve months ended                       645       718          (73)
========================================================================

The cost decreases for the three month and twelve month periods ended March 31, 1998 were the result of decreased sales reflecting warmer temperatures during the winter heating seasons.

Consumers Gas Group Operating Issues:

Gas Rate Proceedings: Consumers entered into a special natural gas transportation contract in response to a customer's proposal to bypass Consumers' system in favor of a competitive alternative. In 1995, the MPSC approved the contract. The MPSC stated, however, that Consumers' shareholders must bear the revenue shortfall created by the difference between the contract's discounted rate and the floor price of an MPSC-authorized gas transportation rate. In 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional. In October 1997, the Court of Appeals issued an opinion affirming the MPSC's order. The Court of Appeals denied Consumers' subsequent request for a rehearing of that opinion. In March 1998, Consumers filed an application for leave to appeal with the Michigan Supreme Court. For further information on Gas Proceedings, see the Gas Business Outlook section of this MD&A and Note 3.

Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation pilot program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. As of May 8, 1998, more than 7,500 customers chose alternative gas suppliers, representing approximately 10 bcf of gas load. Of these alternative gas suppliers, one was a CMS Energy affiliate. The program is voluntary for natural gas customers. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. To minimize the risk of exposure to higher gas costs, Consumers currently has contracts in place at known prices covering a significant portion of its requirements through the year 2000. ABATE, the Attorney General and other parties filed claims of appeal of the MPSC's order with the Court of Appeals. For further information, see Note 3.

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

Independent Power Production Results of Operations

Pretax Operating Income: The improved earnings in the independent power production business demonstrates the successful strategy to search for global opportunities. Pretax operating income for the three months ended March 31, 1998 increased $6 million (55 percent) over the comparable period in 1997. This increase primarily reflects increased operating income from international earnings and operating fees and lower net operating expenses. Pretax operating income for the twelve months ended March 31, 1998 increased $30 million (43 percent) from the comparable period in 1997, primarily reflecting increased operating income resulting from increased international earnings, higher electricity sales by the MCV Facility, and the industry expertise service fee income earned in connection with the Loy Yang transaction in 1997.

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

Oil and Gas Exploration and Production Results of Operations

Pretax Operating Income:   Pretax operating income for the three months
ended March 31, 1998 decreased $17 million from the comparable period in 1997. This decrease is the result of sharply lower oil prices and a write down of the value of Columbia oil reserves partially offset by higher oil production. Pretax operating income for the twelve months ended March 31, 1998 decreased $6 million from the comparable period in 1997, primarily due to lower oil and gas prices and gas production, a write down of the value of Colombia oil reserves and higher operating expenses partially offset by a gain on the sale of CMS NOMECO's entire interest in oil and gas properties in Yemen.

Natural Gas Transmission, Storage and Processing Results of Operations

Pretax Operating Income: Similar to the independent power production business, CMS Energy's natural gas transmission, storage and processing business earnings reflect the ability to acquire and develop major projects worldwide. Pretax operating income for the three months ended March 31, 1998 increased $4 million (45 percent) over the comparable period in 1997. The increase primarily reflects a gain on the sale of Petal Gas Storage Company, partially offset by a gain in the first quarter of 1997 on the sale of a portion of the Ames gas gathering system.
Pretax operating income for the twelve months ended March 31, 1998 increased $8 million (26 percent) over the comparable period in 1997, reflecting a gain on the sale of Petal Gas Storage Company, income attributable to the Australian pipeline acquired in 1997, and income attributable to domestic and other international operations.

Marketing, Services and Trading Results of Operations

Pretax Operating Income: CMS MST sells natural gas, electricity and energy management services to commercial and industrial customers in the United States and Canada and plans to expand operations worldwide. CMS MST also markets oil and natural gas liquids through a partnership.
Pretax operating income for the three months ended March 31, 1998 decreased $2 million from the comparable period in 1997. The decrease is a result of natural gas prices that impacted CMS MST's ability to achieve positive margins on fixed price sales and the expected costs of positioning CMS MST for future growth, partially offset by higher gas and
electric volumes.   Pretax operating income for the twelve months ended
March 31, 1998 decreased $7 million from the comparable period in 1997, reflecting lower gas margins. Despite the decreased earnings, CMS MST continues to position itself for future growth in the new energy world. Gas marketed for end users totaled 91 bcf and 33 bcf for the three months ended March 31, 1998 and 1997, respectively. Wholesale electric marketing, a new marketing activity for CMS MST in the first quarter of 1998, totaled 1,349,000 MW. CMS MST completed over 169 energy management services projects resulting in $1.3 million in revenues in the first quarter of 1998.


Market Risk Information

CMS Energy is exposed to market risk including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity prices. Derivative instruments including, but not limited to, futures contracts, swaps, options and forward contracts may be used to manage these exposures. Derivatives are principally used as hedges and not for trading purposes. During the first quarter of 1998, trading activities were immaterial. In the case of hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

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

Interest Rate Risk: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt was $ 3.8 billion at March 31, 1998 with a fair value of $3.8 billion. The fair value of CMS Energy's financial derivative instruments at March 31, 1998, with a notional amount of $795 million, was $4 million, representing the amount that CMS Energy would have paid to terminate these agreements on March 31, 1998. In accordance with SEC disclosure requirements, CMS Energy performed a sensitivity analysis. The analysis assesses the potential loss in fair value, cash flows and earnings based upon hypothetical increases and decreases in market interest rates. A hypothetical 10 percent adverse shift in market rates in the near term would not have a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of March 31, 1998.

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

For a discussion of accounting policies related to derivative transactions, see Note 6.


CAPITAL RESOURCES AND LIQUIDITY

Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from subsidiaries. In April 1998, Consumers declared a $50 million common dividend to be paid to CMS Energy in May 1998. In the first quarter of 1998, Enterprises paid common dividends and other distributions of $34 million to CMS Energy. CMS Energy's consolidated operating cash requirements are further met by its operating and financing activities.

Operating Activities: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the sale and transportation of natural gas by Consumers; the generation, transmission, and sale of electricity by Consumers; the sale of oil and natural gas by CMS NOMECO; the transportation, storage and processing of natural gas by CMS Gas Transmission; and the production and sale of electricity by other affiliates. Consolidated cash from operations totaled $249 million and $379 million for the first three months of 1998 and 1997, respectively. The $130 million decrease resulted primarily from a decrease of $75 million in Consumers' sale of accounts receivable and a $29 million net decrease reflecting the cumulative effect of an accounting change and the loss on power purchases under the PPA, both of which are noncash items. CMS Energy uses its operating cash primarily to expand its international businesses, to maintain and expand electric and gas systems of Consumers, to retire portions of its long-term debt and to pay dividends.

Investing Activities: CMS Energy's consolidated net cash used in investing activities totaled $246 million and $157 million for the first three months of 1998 and 1997, respectively. The increase of $89 million primarily reflects increased investments in international projects.
CMS Energy's 1998 expenditures for its utility and international businesses were $81 million and $166 million, respectively, compared to $82 million and $67 million, respectively, during 1997.

Financing Activities: CMS Energy's net cash provided by (used in ) financing activities totaled $2 million and ($221) million for the first three months of 1998 and 1997, respectively. The increase of $223 million in net cash provided by financing activities resulted from the issuance of $719 million of new securities (see table below) and a $108 million decrease in the reduction of notes payable, offset by the retirement of $369 million of bonds and other long-term debt and a $295 million increase in the repayment of bank loans.

                                                            In Millions
                                 Distribution/  Principal        Use of
           Month Issued Maturity Interest Rate    Amount       Proceeds
-----------------------------------------------------------------------

CMS Energy
GTNs
   Series D         (1)      (1)      6.8% (1)      $  64      General
                                                             corporate
                                                               purposes

Extendible Tenor
  Rate Adjusted
    Securities  January     2005      7.0%            180     Pay down
                                                             borrowings
                                                    -----

                                                     $244

Consumers
Senior
 Notes (2)     February     2008      6.375%         $250      Pay down
                                                        First Mortgage
                                                                  Bonds

Senior
  Notes (2)       March     2018      6.875%          225     Pay down
                                                        First Mortgage
                                                                  Bonds

                                                   ------
Total through March 31, 1998                         $719

Senior
  Notes (2)         May     2008     6.2%            $250     Pay down
                                                        First Mortgage
                                                             Bonds and
                                                             Long-Term
                                                              Bank Debt

Long-Term
  Bank Debt         May2001-2003      6.05%(3)        225     Pay down
                                                             Long-Term
                                                              Bank Debt
                                                    -----

Total through May 31, 1998                         $1,194
==========================================================================

(1)GTNs are issued from time to time with various maturities. The rate shown herein is a weighted average interest rate.
(2) The Senior Notes are secured by Consumers' First Mortgage Bonds issued contemporaneously in asimilar amount.
(3) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.


As of March 31, 1998, CMS Energy had an aggregate $163 million in securities registered for future issuance and sale. For further information on the filing of registration statements for security offerings see Note 4.

In the first quarter of 1998, CMS Energy declared and paid $30 million in cash dividends to holders of CMS Energy Common Stock and $3 million in cash dividends to holders of Class G Common Stock. In April 1998, the Board of Directors declared a quarterly dividend of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock, payable in May 1998.

Other Investing and Financing Matters: At March 31, 1998, the book value per share of CMS Energy Common Stock and Class G Common Stock was $19.34 and $11.24, respectively.

CMS Energy's $1.125 billion Senior Credit Facilities consist of a $400 million 364-day revolving credit facility, a $600 million three-year revolving credit facility and a five-year $125 million term loan facility.
 Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $161 million. These credit facilities are available to finance working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 1998, the total amount utilized under the Senior Credit Facilities was $222 million, including $52 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $107 million.

CMS Energy has a bank commitment through June 1998 to enter into a $580 million credit agreement to fund investments in power projects.

During the first quarter of 1998, CMS Energy initiated and completed an offer to exchange up to $300 million of its privately placed 7.375 percent Senior Unsecured Notes due 2000, Series A for 7.375 percent Senior Unsecured Notes due 2000, Series B that have been registered with the SEC.
 For further information on the exchange offer see Note 4.

At April 15, 1998, Consumers had remaining FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities, outstanding at any one time, through 1998; 2) guarantee, through 1999, up to $25 million in loans made by others, to residents of Michigan for making energy-related home improvements; and 3) issue long-term securities with maturities up to 30 years, through November 1998, up to $401 million and $300 million for refinancing purposes and for general corporate purposes, respectively. In May 1998, Consumers used $475 million of FERC authorization by issuing the following long-term debt: 1) $250 million in senior notes; and 2) $225 million for a long-term bank loan.

Additionally, in May 1998, Consumers requested authorization to issue from July 1998 through June 2000, up to $950 million of long-term securities for refinancing or refunding purposes and $200 million for general corporate purposes. This authorization would replace and supersede any remaining authorization previously granted to issue long-term securities, except for the $25 million in loan guarantees discussed above.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 1998, the total available amount remaining under these facilities was $300 million.

Consumers also has in place a $500 million trade receivables sale program. At March 31, 1998, $160 million in receivables remained available for sale under the program.

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

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Electric Utility Operating Issues - Electric Environmental Matters above and Note 7.

CMS Energy currently plans investments from 1998 to 2000: (1) for oil and gas exploration and production operations, primarily in North and South America, offshore West Africa and North Africa; (2) for independent power production operations to pursue acquisitions and development of electric generating plants in the United States, Latin America, Asia, Australia, the Pacific Rim region, North Africa and the Middle East; (3) to continue development of non-utility natural gas storage, gathering and pipeline operations of CMS Gas Transmission, both domestic and international; (4) to acquire, develop and expand international energy distribution businesses; and (5) to provide gas, electric, oil and coal marketing, risk management and energy management services throughout the United States and eventually worldwide.

These estimates are prepared for planning purposes and are subject to revision.


OUTLOOK

As the deregulation and privatization of the energy industry takes place in the United States and internationally, CMS Energy has positioned itself to be a leading international energy infrastructure company developing and operating energy facilities and providing energy services in all major world growth markets. CMS Energy provides a complete range of international energy expertise from wellhead to burner tip. Beyond 1998 it will continue to grow its businesses by finding opportunities to invest in additional energy infrastructures and to capitalize on being a major, full-service energy company. CMS Energy will increase its involvement in energy projects by pursuing opportunities in oil and gas exploration and development projects, natural gas pipelines, storage and processing facilities, power generation, and electric and gas distribution systems around the world. In addition, CMS Energy will focus more on marketing energy services and trading to take advantage of continued growth opportunities in both the domestic and international markets.

International Operations Outlook

CMS Energy will continue to grow internationally by investing in multiple projects in several countries as well as by developing synergistic projects across its lines of business. CMS Energy believes these integrated projects will create more opportunities and greater value than individual investments. Also, CMS Energy will achieve this growth through strategic partnering where appropriate.

To improve the efficiency and focus of its international energy businesses, CMS Energy has separated its development efforts from the operations of its assets. CMS Energy conducts its development efforts from offices in four regions of the world: Dearborn, Michigan for The Americas - Northern Hemisphere; Buenos Aires for The Americas - Southern Hemisphere; London for Africa and the Middle East; and Singapore for Asia.

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

Consumers' Electric Business Outlook

Growth: Consumers expects average annual growth of two and one-half percent per year in electric system deliveries over the next five years, absent the impact of restructuring on the industry and its regulation in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

Restructuring: Consumers' electric retail service is affected by competition. To meet the challenge of competition, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option to terminate their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool, while Detroit Edison has given notice of early termination. Consumers expects FERC to rule on this issue in 1998. Among Consumers' alternatives in the event of the pool being terminated would be joining an independent system operator. FERC has indicated this preference for structuring the operations of the electric transmission grid.

In June 1997 the MPSC issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to serve retail customers. Subsequent to the June 1997 order, the MPSC issued orders in October 1997 and in January and February 1998. Ultimately, the MPSC allowed Consumers: 1) to recover Transition Costs of $1.755 billion through a charge to all direct-access customers until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) to commence the phase-in of direct access in March 1998; 3) to suspend the power supply cost recovery clause; and 4) the MPSC order allows all customers to be free to choose power suppliers on January 1, 2002. See Note 2 for further information regarding the effect of the PSCR suspension on the recovery of MCV Facility capacity charges. The orders also confirm the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers believes that the Transition Cost surcharge will apply to all customers beginning in 2002. The recovery of prudent costs of implementing a direct-access program, estimated at an additional $200 million, would be reviewed for prudence in the annual true-up proceeding and stranded cost adjusted appropriately. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers and Detroit Edison. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal is limited to this jurisdictional issue. Consumers has filed an application for leave to appeal with the Michigan Supreme Court, which, if granted, would bypass the Court of Appeals, and thereby achieve an earlier resolution of the matter.

As directed in the MPSC's February 1998 order, Consumers submitted to the MPSC its draft plan in April 1998 for implementing retail open access.
The primary issues addressed in the proposed plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Under the proposed schedule in the draft plan, Consumers will allocate 750 MW of electric capacity for retail open access to customers. In 1998, 300 MW of retail open access for bidding will be open, and an additional 150 MW will open for each year from 1999 to 2001. This plan supports the previous order regarding the phase-in process. Due to the time required to provide an opportunity for interested parties and the MPSC to review the plan, Consumers does not believe retail open access will commence prior to the fourth quarter of 1998. For further information regarding restructuring, see Note 3.

Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. Consumers believes that the generation segment of its business is still subject to rate regulation based upon its present obligation to continue providing generation service to its customers, and the lack of definitive deregulation orders. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business. According to Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. Because the February 1998 MPSC order allows Consumers to fully recover its transition costs, Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business. At March 31, 1998, Consumers had $268 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.4 billion included in electric plant and property. For further information regarding this issue, see the Electric Business Outlook - Restructuring, above.

Consumers Gas Group Outlook

Growth: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption may affect actual gas deliveries in future periods. Consumers is also offering a variety of energy related services to its customers focused upon appliance maintenance, home safety and home security.

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


OTHER MATTERS

New Accounting Standards

In 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard requires expanded disclosure effective for 1998. Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and will be effective for 1999. CMS Energy does not expect the application of these standards to materially affect its financial position, liquidity or results of operations.

Computer Modifications for Year 2000

CMS Energy and its subsidiaries use software and related technologies throughout its businesses that the year 2000 date change will affect and, if uncorrected, could cause CMS Energy to, among other things, issue inaccurate bills, report inaccurate data, or incur plant outages. In 1995, CMS Energy began modification of its computer software systems by dividing programs requiring modification between critical and noncritical programs. All necessary program modifications are expected to be completed by the year 2000. CMS Energy devoted significant internal and external resources to these modifications. It will expense anticipated spending for these modifications as incurred, while capitalizing and amortizing the costs for new software over the software's useful life. CMS Energy does not expect that the cost of these modifications will materially affect its financial position, liquidity or results of operations.

Foreign Currency Translation:

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. As of March 31, 1998 the foreign currency translation adjustment was $94 million relating primarily to the U.S. and Australian dollar exchange rate fluctuations related to Loy Yang. CMS Energy currently believes that the Australian economy is stable and does not expect currency exchange rate fluctuations over the long term to materially adversely affect CMS Energy's financial position, liquidity or results of operations.


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


                                                 CMS Energy Corporation
                                            Consolidated Statements of Income
                                                       (Unaudited)


                                                                    Three Months Ended        Twelve Months Ended
March 31                                                             1998         1997          1998         1997
                                                                            In Millions, Except Per Share Amounts
Operating Revenue
  Electric utility                                                 $  612       $  620        $2,507       $2,474
  Gas utility                                                         429          498         1,135        1,231
  Independent power production                                         44           29           183          143
  Oil and gas exploration and production                               12           17            88          116
  Natural gas transmission, storage and processing                     27           26           103           76
  Marketing, services and trading                                     247           99           840          286
  Other                                                                 3            6            10           19
                                                                   ------       ------        ------       ------
                                                                    1,374        1,295         4,866        4,345
                                                                   ------       ------        ------       ------
Operating Expenses
  Operation
    Fuel for electric generation                                       71           69           300          292
    Purchased power - related parties                                 145          151           594          600
    Purchased and interchange power                                    54           62           234          218
    Cost of gas sold                                                  463          398         1,375          984
    Other                                                             215          169           775          735
                                                                   ------       ------        ------       ------
                                                                      948          849         3,278        2,829
  Maintenance                                                          37           41           170          179
  Depreciation, depletion and amortization                            143          131           489          448
  General taxes                                                        59           61           209          204
                                                                   ------       ------        ------       ------
                                                                    1,187        1,082         4,146        3,660
                                                                   ------       ------        ------       ------
Pretax Operating Income (Loss)
  Electric utility                                                    119          106           444          412
  Gas utility                                                          54           78           130          143
  Independent power production                                         16           10           102           72
  Oil and gas exploration and production                               (8)           9            33           39
  Natural gas transmission, storage and processing                     13            9            37           29
  Marketing, services and trading                                      (1)           1            (7)           -
  Other                                                                (6)           -           (19)         (10)
                                                                   ------       ------        ------       ------
                                                                      187          213           720          685
                                                                   ------       ------        ------       ------
Other Income (Deductions)
  Loss on MCV power purchases                                         (37)           -           (37)            -
  Accretion income                                                      2            2             7            9
  Accretion expense                                                    (4)          (5)          (17)         (19)
  Other, net                                                            3            1             1           (1)
                                                                   ------       ------        ------       ------
                                                                      (36)          (2)          (46)         (11)
                                                                   ------       ------        ------       ------
Fixed Charges
  Interest on long-term debt                                           76           60           289          233
  Other interest                                                       12           11            51           43
  Capitalized interest                                                 (5)          (3)          (19)          (9)
  Preferred dividends                                                   5            7            23           28
  Preferred securities distributions                                    8            2            24            8
                                                                   ------       ------        ------       ------
                                                                       96           77           368          303
                                                                   ------       ------        ------       ------
Income Before Income Taxes                                             55          134           306          371

Income Taxes                                                           15           50            82          135
                                                                   ------       ------        ------       ------
Consolidated Net Income before cumulative effect of change
  in accounting principle                                              40           84           224          236
Cumulative effect of change in accounting for property taxes,
  net of $23 tax (Note 1)                                              43            -            43            -
                                                                   ------       ------        ------       ------
Consolidated Net Income                                            $   83       $   84        $  267       $  236
                                                                   ======       ======        ======       ======








                                                                    Three Months Ended        Twelve Months Ended
March 31                                                             1998         1997          1998         1997
                                                                            In Millions, Except Per Share Amounts

Net Income Attributable to Common Stocks          CMS Energy       $   74      $    75        $  252      $   225
                                                  Class G          $    9      $     9        $   15      $    11
                                                                   ------       ------        ------       ------
Average Common Shares Outstanding                 CMS Energy          101           95            98           93
                                                  Class G               8            8             8            8
                                                                   ------       ------        ------       ------
Basic Earnings Per Average Common Share           CMS Energy       $  .33      $   .79        $ 2.17      $  2.41
  Before Change in Accounting Principle           Class G          $  .73      $  1.18        $ 1.40      $  1.53
                                                                   ------       ------        ------       ------
Cumulative Effect of Change in Accounting
  Principle, Net of Tax, Per Average              CMS Energy       $  .40      $     -        $  .40      $     -
  Common Share                                    Class G          $  .36      $     -        $  .36      $     -
                                                                   ------       ------        ------       ------
Basic Earnings Per Average Common Share           CMS Energy       $  .73      $   .79        $ 2.57      $  2.41
                                                  Class G          $ 1.09      $  1.18        $ 1.76      $  1.53
                                                                   ------       ------        ------       ------
Diluted Earnings Per Average Common Share         CMS Energy       $  .72      $   .78        $ 2.55      $  2.39
                                                  Class G          $ 1.09      $  1.18        $ 1.76      $  1.53
                                                                   ------       ------        ------       ------
Dividends Declared Per Common Share               CMS Energy       $  .30      $   .27        $ 1.14      $  1.05
                                                  Class G          $  .31      $  .295        $1.225      $ 1.165
                                                                   ------       ------        ------       ------


The accompanying condensed notes are an integral  part of these statements.


                                                 CMS Energy Corporation
                                               Consolidated Balance Sheets


ASSETS                                                                   March 31                       March 31
                                                                             1998     December 31            1997
                                                                       (Unaudited)           1997      (Unaudited)
                                                                                                      In Millions
Plant and Property (At Cost)
  Electric                                                                $ 6,547         $ 6,491         $ 6,412
  Gas                                                                       2,531           2,528           2,374
  Oil and gas properties (full-cost method)                                 1,274           1,257           1,154
  Other                                                                       171             168              95
                                                                          -------         -------         -------
                                                                           10,523          10,444          10,035
  Less accumulated depreciation, depletion and amortization                 5,416           5,270           4,991
                                                                          -------         -------         -------
                                                                            5,107           5,174           5,044
  Construction work-in-progress                                               272             261             235
                                                                          -------         -------         -------
                                                                            5,379           5,435           5,279
                                                                          -------         -------         -------
Investments
  Independent power production                                                884             791             325
  Natural gas transmission, storage and processing                            279             256             235
  International energy distribution                                           266             255              65
  First Midland Limited Partnership (Note 2)                                  244             242             235
  Midland Cogeneration Venture Limited Partnership (Note 2)                   179             171             140
  Other                                                                        42              48              23
                                                                          -------         -------         -------
                                                                            1,894           1,763           1,023
                                                                          -------         -------         -------
Current Assets
  Cash and temporary cash investments at cost, which approximates market       72              67              57
  Accounts receivable and accrued revenue, less allowances
    of $7, $7 and $9, respectively (Note 4)                                   472             476             300
  Inventories at average cost
    Gas in underground storage                                                 79             197              51
    Materials and supplies                                                     90              85              89
    Generating plant fuel stock                                                39              35              44
  Deferred income taxes                                                        28              38              42
  Prepayments and other                                                       248             240             185
                                                                          -------         -------         -------
                                                                            1,028           1,138             768
                                                                          -------         -------         -------
Non-current Assets
  Nuclear decommissioning trust funds                                         518             486             401
  Postretirement benefits                                                     396             404             427
  Abandoned Midland Project                                                    88              93             108
  Other                                                                       478             474             396
                                                                          -------         -------         -------
                                                                            1,480           1,457           1,332
                                                                          -------         -------         -------
Total Assets                                                              $ 9,781         $ 9,793         $ 8,402
                                                                          =======         =======         =======






STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 March 31                        March 31
                                                                             1998     December 31            1997
                                                                       (Unaudited)           1997      (Unaudited)
                                                                                                      In Millions
Capitalization
  Common stockholders' equity                                             $ 2,052         $ 1,977         $ 1,775
  Preferred stock of subsidiary                                               238             238             356
  Company-obligated mandatorily redeemable
   Trust Preferred Securities of:
    Consumers Power Company Financing I (a)                                   100             100             100
    Consumers Energy Company Financing II (a)                                 120             120               -
  Company-obligated convertible Trust Preferred Securities of
    CMS Energy Trust I (b)                                                    173             173               -
  Long-term debt                                                            3,755           3,272           2,629
  Non-current portion of capital leases                                        74              75              99
                                                                          -------         -------         -------
                                                                            6,512           5,955           4,959
                                                                          -------         -------         -------


Current Liabilities
  Current portion of long-term debt and capital leases                        318             643             668
  Notes payable                                                               245             382              88
  Accounts payable                                                            330             398             322
  Accrued taxes                                                               235             272             228
  Accounts payable - related parties                                           82              80              65
  Accrued interest                                                             56              51              49
  Power purchases (Note 2)                                                     47              47              47
  Accrued refunds                                                              11              12               6
  Other                                                                       182             190             189
                                                                          -------         -------         -------
                                                                            1,506           2,075           1,662
                                                                          -------         -------         -------


Non-current Liabilities
  Deferred income taxes                                                       717             743             689
  Postretirement benefits                                                     510             514             529
  Power purchases (Note 2)                                                    157             133             167
  Deferred investment tax credit                                              148             151             158
  Regulatory liabilities for income taxes, net                                 61              54              75
  Other                                                                       170             168             163
                                                                          -------         -------         -------
                                                                            1,763           1,763           1,781
                                                                          -------         -------         -------

Commitments and Contingencies (Notes 2, 3, 7 and 8)


Total Stockholders' Investment and Liabilities                            $ 9,781         $ 9,793         $ 8,402
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



                                                 CMS Energy Corporation
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)


                                                                    Three Months Ended        Twelve Months Ended
March 31                                                             1998         1997          1998         1997
                                                                                                      In Millions
Cash Flows from Operating Activities
  Consolidated net income                                          $   83       $   84        $  267       $  236
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning of $13, $13, $50 and $48,
          respectively)                                               143          131           489          448
        Loss on MCV power purchases                                    37            -            37            -
        Capital lease and debt discount amortization                   11            8            47           40
        Accretion expense                                               4            5            17           19
        Accretion income - abandoned Midland project                   (2)          (2)           (7)          (9)
        Cumulative effect of accounting change                        (66)           -           (66)           -
        MCV power purchases                                           (17)         (15)          (65)         (66)
        Undistributed earnings of related parties                     (17)         (13)          (68)         (56)
        Deferred income taxes and investment tax credit               (12)           3            18           43
        Other                                                          (8)          (6)          (16)           8
        Changes in other assets and liabilities                        93          184          (126)          28
                                                                   ------       ------        ------       ------
          Net cash provided by operating activities                   249          379           527          691
                                                                   ------       ------        ------       ------

Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed under
    capital lease)                                                   (128)        (132)         (707)        (681)
  Investments in partnerships and unconsolidated
    subsidiaries                                                     (112)         (12)         (930)        (104)
  Cost to retire property, net                                        (17)          (4)          (41)         (28)
  Investments in nuclear decommissioning trust funds                  (13)         (13)          (50)         (48)
  Other                                                                (4)          (9)           (9)           -
  Deferred demand-side management costs                                 -            -             -           (4)
  Proceeds from sale of property                                       28           13            64           92
                                                                   ------       ------        ------       ------
          Net cash used in investing activities                      (246)        (157)       (1,673)        (773)
                                                                   ------       ------        ------       ------
Cash Flows from Financing Activities
  Proceeds from bank loans, notes and bonds                           850           70         1,994          164
  Issuance of common stock                                             20           17           227          104
  Retirement of bonds and other long-term debt                       (369)           -          (890)         (37)
  Repayment of bank loans                                            (322)         (27)         (324)         (38)
  Increase (decrease) in notes payable, net                          (137)        (245)          157           50
  Payment of common stock dividends                                   (33)         (28)         (124)        (107)
  Payment of capital lease obligations                                 (7)          (8)          (43)         (38)
  Retirement of preferred stock                                         -            -          (120)           -
  Retirement of common stock                                            -            -            (2)          (1)
  Proceeds from preferred securities                                    -            -           286            -
                                                                   ------       ------        ------       ------
          Net cash provided by (used in) financing activities           2         (221)        1,161           97
                                                                   ------       ------        ------       ------
Net Increase in Cash and Temporary Cash Investments                     5            1            15           15

Cash and Temporary Cash Investments, Beginning of Period               67           56            57           42
                                                                   ------       ------        ------       ------
Cash and Temporary Cash Investments, End of Period                 $   72       $   57        $   72       $   57
                                                                   ======       ======        ======       ======


The accompanying condensed notes are an integral part of these statements.



                                                 CMS Energy Corporation
                                 Consolidated Statements of Common Stockholders' Equity
                                                       (Unaudited)


                                                                    Three Months Ended        Twelve Months Ended
March 31                                                             1998         1997          1998         1997
                                                                                                      In Millions
Common Stock
  At beginning and end of period                                   $    1       $    1        $    1       $    1
                                                                   ------       ------        ------       ------
Other Paid-in Capital
  At beginning of period                                            2,267        2,045         2,062        1,959
  Common stock reacquired                                               -            -            (2)          (1)
  Common stock issued:
    CMS Energy                                                         18           16           219           99
    Class G                                                             2            1             8            5
                                                                   ------       ------        ------       ------
      At end of period                                              2,287        2,062         2,287        2,062
                                                                   ------       ------        ------       ------
Revaluation Capital
  At beginning of period                                               (6)          (6)           (6)          (8)
  Change in unrealized investment-gain (a)                              3            -             3            2
                                                                   ------       ------        ------       ------
      At end of period                                                 (3)          (6)           (3)          (6)
                                                                   ------       ------        ------       ------
Foreign Currency Translation
  At beginning of period                                              (96)           -             -            -
  Change in foreign currency translation (a)                            2            -           (94)           -
                                                                   ------       ------        ------       ------
      At end of period                                                (94)           -           (94)           -
                                                                   ------       ------        ------       ------
Retained Earnings (Deficit)
  At beginning of period                                             (189)        (338)         (282)        (411)
  Consolidated net income (a)                                          83           84           267          236
  Common stock dividends declared:
    CMS Energy                                                        (30)         (26)         (113)         (98)
    Class G                                                            (3)          (2)          (11)          (9)
                                                                   ------       ------        ------       ------
      At end of period                                               (139)        (282)         (139)        (282)
                                                                   ------       ------        ------       ------
Total Common Stockholders' Equity                                  $2,052       $1,775        $2,052       $1,775
                                                                   ======       ======        ======       ======

(a)       Disclosure of Comprehensive Income:
          Revaluation capital
            Unrealized investment-gain, net of tax of
              $(1), $-, $(2) and $-, respectively                   $   3        $   -         $   3        $   2
          Foreign currency translation                                  2            -           (94)           -
          Consolidated net income                                      83           84           267          236
                                                                    -----        -----         -----        -----
          Total Consolidated Comprehensive Income                   $  88        $  84         $ 176        $ 238
                                                                    =====        =====         =====        =====


The accompanying condensed notes are an integral part of these statements.


                           CMS Energy Corporation
            Condensed Notes to Consolidated Financial Statements


These Consolidated Financial Statements and their related Condensed Notes should be read along with the Consolidated Financial Statements and Notes contained in the 1997 Form 10-K of CMS Energy Corporation which includes the Report of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.

1:   Corporate Structure, basis of presentation And Change of Significant
Accounting Policies

Corporate Structure and Basis of Presentation

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Enterprises is engaged in several domestic and international energy-related businesses including: acquisition, development and operation of independent power production facilities; oil and gas exploration and production; transmission, storage, and processing of natural gas; energy marketing, services and trading; and international energy distribution.

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three and twelve month periods ended March 31, 1998, undistributed equity earnings were $17 million and $68 million, respectively and $13 million and $56 million for the three and twelve month periods ended March 31, 1997.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. As of March 31, 1998 the foreign currency translation adjustment was $94 million relating primarily to the U.S. and Australian dollar exchange rate fluctuations related to Loy Yang.

In 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This statement, which is effective for 1998 financial statement reporting, establishes standards for reporting and display of comprehensive income and its components. Equity adjustments related to unrealized investment gains and losses (net of tax) and foreign currency translation, along with consolidated net income, comprise comprehensive income.

Change in Method of Accounting for Property Taxes

During the first quarter of 1998, Consumers implemented a change in the method of accounting for property taxes so that such taxes are recognized during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with the services provided by the taxing authorities, and is considered the most acceptable basis of recording property taxes. Prior to 1998, Consumers recorded property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this one-time change in accounting increased other income by $66 million, and earnings, net of tax, by $43 million or $.40 per share. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.


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

Summarized Statements of Income for CMS Midland and CMS Holdings:

                                                            In Millions
                       Three Months Ended           Twelve Months Ended
March 31                   1998      1997                1998      1997
----------------------------------------------------------------------

Pretax operating income     $10       $ 8                 $47       $46
Income taxes and other        3         2                  14        14
                           ----      ----                ----      ----

Net income                  $ 7       $ 6                 $33       $32
                           ====      ====                ====      ====

Power Purchases from the MCV Partnership: After September 2007, pursuant to the terms of the PPA and related undertakings, Consumers will only be required to pay the MCV Partnership the capacity charge and energy charge amounts authorized for recovery from electric customers by the MPSC. Currently, Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The MPSC has, since January 1, 1993, permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Beginning January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of MCV Facility contract capacity. The order approving such recovery indicated that the recoverable capacity charge for the 325 MW would gradually increase from an initial average charge of 2.86 cents per kWh to an average charge of
3.62 cents per kWh over the 1996-2004 time period. Because the MPSC allowed Consumers to suspend the PSCR process as part of the electric industry restructuring order (see Note 3), Consumers expects to recover a portion of the future increases in approved capacity charges through an adjustment to the frozen PSCR charge.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At March 31, 1998 and December 31,1997, the after-tax present value of the PPA liability totaled $133 million and $117 million, respectively. The increase in the liability since December 31, 1997 reflects an additional $37 million accrual ($24 million after-tax) for higher than anticipated MCV Facility availability levels experienced in prior periods and an after-tax accretion expense of $3 million, partially offset by after-tax cash underrecoveries of $11 million. The undiscounted after-tax amount associated with the liability totaled $182 million at March 31, 1998. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For the first three months of 1998 the MCV Facility was available 99 percent of the time, resulting in $5 million over anticipated after-tax cash underrecoveries. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below.

                                                        In Millions
                             1998     1999    2000     2001    2002
------------------------------------------------------------------

Estimated cash under
  recoveries, net of tax      $28      $22     $21      $20     $19
==================================================================

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

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. On the same day, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the order.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of a 1995 decision in the 1993 PSCR reconciliation case, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court which was denied in January 1998. This matter is now closed.


3:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 2) and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers would transmit the power for a fee. The program is limited to 650 MW of load, of which 100 MW is available solely to direct-access customers for at least 18 months. The Commissions' order allowed existing special contracts to fill 410 MW of the load. The remaining 140 MW of the 650 MW load could be filled by either special contracts or direct access loads. The load was filled by new special contracts signed subsequent to the order. According to the MPSC order, Consumers held a lottery in April 1997 to select the customers to purchase 100 MW by direct access. Direct access for a portion of this 100 MW began in late 1997. Consumers expects the remaining amount of direct access to begin in 1998.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. By its terms, no retail wheeling has yet occurred pursuant to that program. Consumers filed with the Michigan Supreme Court seeking leave to appeal that ruling.

For information on other orders, see the Electric Restructuring section below.

Electric Restructuring: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order proposing that beginning January 1, 1998
Consumers transmit and distribute energy on behalf of competing power suppliers to serve retail customers.

Subsequent to the June 1997 order, the MPSC issued orders in October 1997 and in January and February 1998. Ultimately, the MPSC allowed Consumers:
1) to recover Transition Costs of $1.755 billion through a charge to all direct-access customers until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) to commence the phase-in of direct access in March 1998; 3) to suspend the power supply cost recovery clause; and 4) the MPSC order allows all customers to be free to choose power suppliers on January 1, 2002. See Note 2 for further information regarding the effect of the PSCR suspension on the recovery of MCV Facility capacity charges. The orders also confirm the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers believes that the Transition Cost surcharge will apply to all customers beginning in 2002. The recovery of prudent costs of implementing a direct-access program, estimated at an additional $200 million, would be reviewed for prudence in the annual true-up proceeding and stranded cost adjusted appropriately. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers and Detroit Edison. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal is limited to this jurisdictional issue. Consumers has filed an application for leave to appeal with the Michigan Supreme Court, which, if granted, would bypass the Court of Appeals, and thereby achieve an earlier resolution of the matter.

As directed in the MPSC's February 1998 order, Consumers submitted to the MPSC its draft plan in April 1998 for implementing retail open access.
The primary issues addressed in the proposed plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Under the proposed schedule in the draft plan, Consumers will allocate 750 MW of electric capacity for retail open access to customers. In 1998, 300 MW of retail open access for bidding will be open, and an additional 150 MW will open for each year from 1999 to 2001. This plan supports the previous order regarding the phase-in process. Due to the time required to provide an opportunity for interested parties and the MPSC to review the plan, Consumers does not believe retail open access will commence prior to the fourth quarter of 1998. For further information see Electric Business Outlook - Application of SFAS 71 in the MD&A.

Gas Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide experimental gas transportation pilot program. Consumers' expanded experimental program will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Participating customers will be selected on a first-come, first-served basis, up to a limit of 100,000 customers on April 1, 1998. As of May 8, 1998 approximately 7,500 customers chose alternative gas suppliers, representing approximately 10 bcf of gas load. Of these alternative gas suppliers, one was a CMS Energy affiliate. Up to 100,000 more customers will be added on April 1 of each of the next two years. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. The order allowing the implementation of this program: 1) suspends Consumers' gas cost recovery clause, effective April 1, 1998 for a three-year period, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism that will provide for refunds to customers if Consumers' earnings during the three year term of the program exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses concerns about the relationship between Consumers and marketers, including its affiliated marketers. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to a large number of retail customers in direct competition with Consumers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. To minimize the risk of exposure to higher gas costs, Consumers currently has contracts in place at known prices covering 75 percent of its 1998 requirements, 35 percent of its 1999 requirements and 25 percent of its 2000 requirements. Additional forward coverage is currently under review.

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

4:  Short-Term and Long-Term Financings, and Capitalization

CMS Energy: CMS Energy's $1.125 billion Senior Credit Facilities consist of a $400 million 364-day revolving credit facility, a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $161 million. At March 31, 1998, the total amount utilized under the Senior Credit Facilities was $222 million, including $52 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $107 million.

At March 31, 1998 CMS Energy has $138 million of Series A GTNs, $125 million of Series B GTNs, $150 million of Series C GTNs, and $142 million of Series D GTNs issued and outstanding with weighted average interest rates of 7.7 percent, 7.9 percent, 7.7 percent, and 7.1 percent, respectively.

In January 1998, a Delaware statutory business trust established by CMS Energy sold $180 million of certificates due January 15, 2005 in a public offering. In exchange for those proceeds, CMS Energy sold to the trust $180 million aggregate principal amount of 7 percent Extendible Tenor Rate Adjusted Securities due January 15, 2005. Net proceeds to CMS Energy from the sale totaled $176 million.

In January 1998, CMS Energy announced the commencement of an offer to exchange up to $300 million of its 7.375 percent Senior Unsecured Notes due 2000, Series A for 7.375 percent Senior Unsecured Notes due 2000, Series B that have been registered with the SEC. Other than their registration, the terms of the Series B Notes are substantially similar to the Series A (except that the Series B do not have transfer restrictions). CMS Energy completed the exchange in February 1998.

In March 1998, CMS Energy and an affiliated business trust filed a shelf registration statement with the SEC pursuant to Rule 415 of the Securities Act, for the issuance and the sale of an additional $200 million of CMS Energy Common Stock, Class G Common Stock, subordinated debentures, stock purchase contracts, stock purchase units, and Trust Preferred Securities.

Consumers:    At April 15, 1998, Consumers had remaining FERC
authorization to: 1) issue or guarantee up to $900 million of short-term securities, outstanding at any one time, through 1998; 2) guarantee, through 1999, up to $25 million in loans made by others, to residents of Michigan for making energy-related home improvements; and 3) issue long-term securities with maturities up to 30 years, through November 1998, up to $401 million and $300 million for refinancing purposes and for general corporate purposes, respectively. In May 1998, Consumers used $475 million of FERC authorization by issuing the following long-term debt: 1) $250 million in senior notes; and 2) $225 million for a long-term bank loan.

Additionally, in May 1998, Consumers requested authorization to issue from July 1998 through June 2000, up to $950 million of long-term securities for refinancing or refunding purposes and $200 million for general corporate purposes. This authorization would replace and supersede any remaining authorization previously granted to issue long-term securities, except for the $25 million in loan guarantees discussed above.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 1998, a total of $245 million was outstanding at a weighted average interest rate of 6.2 percent, compared with $88 million outstanding at March 31, 1997, at a weighted average interest rate of 6.8 percent. In January 1998, Consumers entered into interest rate swaps totaling $300 million. These swap arrangements have had an immaterial effect on interest expense.

Consumers also has in place a $500 million trade receivables sale program. At March 31, 1998 and 1997, receivables sold under the program totaled $340 million and $398 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

In 1996, 4 million shares of 8.36 percent Trust Preferred Securities were issued and sold through Consumers Power Company Financing I, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $97 million. In 1997, 4.8 million shares of 8.2 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing II, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $116 million. Consumers formed both trusts for the sole purpose of issuing the tax deductible Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trusts, taken together, constitute a full and unconditional guarantee by Consumers of the trusts' obligations under the Trust Preferred Securities. For additional information, see footnote (a) on the Consolidated Balance Sheets.

The following table describes the new issuances of long-term financings which have occurred during 1998 through early May 1998.

                                                            In Millions
                  Month               Interest  Principal        Use of
                 Issued Maturity      Rate (%)     Amount      Proceeds
----------------------------------------------------------------------

Senior
 Notes (a)     February     2008         6.375       $250      Pay down
                                                         First Mortgage
                                                                  Bonds
Senior
  Notes (a)       March     2018         6.875        225      Pay down
                                                         First Mortgage
                                                                  Bonds
Senior
 Notes (a)          May     2008           6.2        250     Pay down
                                                        First Mortgage
                                                             Bonds and
                                                             Long-Term
                                                              Bank Debt
Long-Term
 Bank Debt          May2001-2003      6.05 (b)        225     Pay down
                                                             Long-Term
                                                              Bank Debt
                                                            and general
                                                             corporate
                                                               purposes
                                                    -----

Total                                                $950
                                                    =====

(a) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount.
(b) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.

The following table describes the retirements of long-term financings which have occurred during 1998 through early May 1998.

                                                            In Millions
                           Month                 Interest     Principal
                         Retired      Maturity   Rate (%)        Amount
----------------------------------------------------------------------

First Mortgage Bonds    February          1998       8.75          $248
Long-Term Bank Debt     February     1998-1999    6.4 (a)            50
First Mortgage Bonds       March     2001-2002        7.5           119
First Mortgage Bonds       April          2023      7.375            36
                                                                  -----

Total                                                              $453
                                                                  =====

(a) The interest rate was variable; weighted average interest rate at December 31, 1997 was 6.4 percent.

Consumers had an unsecured, variable rate long-term bank loan with an outstanding balance at March 31, 1998 and 1997 of $350 million and $400 million, respectively. At March 31, 1998 and 1997 the loan carried a weighted average interest rate of 6.3 percent and 6.0 percent, respectively. In May 1998, Consumers refinanced this term loan with a new $225 million unsecured long-term loan, and issued $250 million of senior notes due 2008, at an interest rate of 6.2 percent to cover the remaining $125 million refinancing. The balance of the new senior notes, $125 million, is to be used to retire first mortgage bonds and for general corporate purposes.

Under the provisions of its Articles of Incorporation at March 31, 1998, Consumers had $302 million of unrestricted retained earnings available to pay common dividends. In January 1998, Consumers declared an $80 million common dividend paid in February 1998.

5:   Earnings Per Share and Dividends

Earnings per share attributable to Common Stock for the three and twelve month periods ended March 31, 1998 reflect the performance of the Consumers Gas Group. The Class G Common Stock has participated in earnings and dividends from its original issue date in July 1995. The allocation of earnings attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings attributable to the Outstanding Shares are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and Retained Interest Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for the three months ended March 31, 1998 and 1997 are based on 25.16 percent and 24.29 percent, respectively, of the income of Consumers Gas Group.


Computation of Earnings Per Share:

                                 In Millions, Except Per Share Amounts
                       Three Months Ended          Twelve Months Ended
                             1998    1997                 1998    1997
---------------------------------------------------------------------
                              (a)                          (a)
Net Income Applicable to
  Basic and Diluted EPS
Consolidated Net Income      $ 83    $ 84                 $267    $236
Net Income Attributable
  to Common Stocks:
 CMS Energy - Basic EPS      $ 74    $ 75                 $252    $225
 Add conversion of
   7.75% Trust Preferred
    Securities (net of tax)      2     -                     7       -
                             ----    ----                 ----    ----

 CMS Energy - Diluted EPS    $ 76    $ 75                 $259    $225
                            =====   =====                =====   =====

 Class G:
   Basic and Diluted EPS     $  9    $  9                 $ 15    $ 11
                            =====   =====                =====   =====

Average Common Shares
  Outstanding Applicable
   to Basic and Diluted EPS
  CMS Energy:
     Average
      Shares - Basic        100.9    94.9                 97.6    93.3
     Add conversion of
       7.75% Trust
       Preferred Securities   4.2       -                  3.3       -
     Options-Treasury
       Shares                  .6      .3                   .4      .3
                            -----   -----                -----   -----

     Average
       Shares - Diluted     105.7    95.2                101.3    93.6
                            =====   =====                =====   =====

  Class G:
    Average Shares
      Basic and Diluted       8.2     7.9                  8.1     7.8
                            =====   =====                =====   =====

Earnings Per Average
  Common Share
  CMS Energy:
      Basic               $   .73 $   .79               $ 2.58  $ 2.41
      Diluted             $   .72 $   .78               $ 2.56  $ 2.40
  Class G:
      Basic and Diluted    $ 1.09  $ 1.18               $ 1.76  $ 1.53
=======================================================================

(a) Includes the cumulative effect of an accounting change which increased net income attributible to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted).

In February 1998, CMS Energy declared and paid dividends of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock. In April 1998, the Board of Directors declared a quarterly dividend of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock to be paid in May 1998.


6:   Risk Management Activities and Derivatives Transactions

CMS Energy and its subsidiaries use a variety of derivative instruments (derivatives), including futures contracts, swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. To qualify for hedge accounting, derivatives must meet the following criteria: (1) the item to be hedged exposes the enterprise to price, interest or exchange rate risk; and (2) the derivative reduces that exposure and is designated as a hedge.


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

CMS NOMECO has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas to the MCV for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then-current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At March 31, 1998, a letter of credit was not posted by either party to the agreement. As of March 31, 1998, the fair value of this contract reflected payment due from CMS NOMECO of $11 million.

CMS MST uses natural gas and oil futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

Interest Rates Hedges: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $795 million at March 31, 1998. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

Foreign Exchange Hedges: CMS Energy uses forward exchange contracts to hedge certain receivables, payables, and long-term debt relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $220 million at March 31, 1998.

7:   Commitments and Contingencies

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, in order to comply with the Act, Consumers incurred capital expenditures totaling $46 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fueled units to be an additional $26 million by the year 2000. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Consumers currently operates within all Clean Air Act requirements and meets current emission limits. The Act requires the EPA to review, periodically, the effectiveness of the national air quality standards in preventing adverse health affects. The EPA recently revised these standards. The revisions may further limit small particulate and ozone related emissions. Consumers supports the bipartisan effort in the U.S. Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established scientifically.

In October 1997, pursuant to recommendations from the Ozone Transport Assessment Group and the requests of several Northeastern states, the EPA proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units.
The limits are an effort to reduce statewide nitrogen oxide emissions by 32 percent, as early as 2002. The State of Michigan will have one year to review and challenge the proposed recommendations, and one year after that to implement final requirements. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance is subject to significant revision.

The preliminary estimate of capital costs to reduce nitrogen oxide related emissions for Consumers' fossil-fueled generating units is approximately $210 million, plus an additional amount totaling $10 million per year for operation and maintenance costs. Consumers may need an equivalent amount to comply with the new small particulate standards. The State of Michigan has objected to the extent of the proposed EPA emission reductions. If the State of Michigan's position were to be adopted by the EPA, costs could be less than the current estimated amounts.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At March 31, 1998, Consumers has accrued $3 million for its estimated Superfund liability.

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. In 1998 Consumers plans to study indoor air issues at residences on some sites and ground water impacts or surface soil impacts at other sites. On sites where the company has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1998 costs. As of March 31, 1998, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. According to an MPSC rate order issued in 1996, Consumers will defer and amortize, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with, or has initiated a lawsuit against, certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.335 billion for 1998, $1.220 billion for 1999, and $1.175 million for 2000. For further information, see the Capital Resources and Liquidity - Capital Expenditures in the MD&A.

Other: As of March 31, 1998, CMS Energy and Enterprises have guaranteed up to $469 million in contingent obligations of unconsolidated affiliates and unrelated parties.

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

 In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. As a result, 21 individual plaintiffs have re-filed their claims with the trial court. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of March 31, 1998, Consumers had 6 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from 12 lawsuits as reported at year end 1997.

In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The parties are awaiting the court's decision on Consumers' and CMS Energy's motion for summary judgment and/or dismissal of the complaint. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

Under agreements relating to CMS NOMECO's 1995 acquisition of Walter International, Inc. and its Congo operations, CMS Energy and CMS NOMECO could become jointly and severally liable for the recapture of "dual consolidated losses" under Section 1503(d) of the IRC if a "triggering event" were to occur. Potential triggering events include certain asset or stock dispositions to unrelated parties, certain tax deconsolidations, certain usage of the losses on a foreign tax return, and certain failures to comply with Internal Revenue Service regulations. CMS Energy and CMS NOMECO have no plans to effect any transaction that would be a triggering event. The amount of the potential tax liability as of March 31, 1998, was estimated to be up to $67 million plus interest. In connection with the same acquisition, a subsidiary of CMS NOMECO could also be jointly and severally liable with an unrelated party, as of March 31, 1998, for up to $50 million of tax plus interest. In that event, CMS NOMECO has certain indemnity rights against that unrelated party. Additionally, CMS NOMECO and its domestic subsidiaries have incurred losses in certain foreign countries that could be recaptured if a triggering event were to occur. The additional tax liability as of March 31, 1998, could be up to $10 million plus interest.

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

CMS Energy has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.

8:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 that estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered Consumers to file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. On March 31, 1998, Consumers filed with the MPSC a new decommissioning cost estimate for Big Rock and Palisades of $294 million and $518 million (in 1997 dollars) respectively. The estimated decommissioning costs decreased from previous estimates primarily due to a decrease in offsite burial costs. Consumers recommended a reallocation of its existing surcharge between the two plants on January 1, 1999 to provide additional funds to decommission Big Rock. Consumers filed a revision to its Post Shutdown Activities Report (formerly decommissioning report) with the NRC to reflect the shutdown of Big Rock.

Big Rock is being decommissioned. It was closed permanently on August 29, 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. Consumers originally scheduled the plant to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and may take five to ten years to return the site to its original condition.

As of March 31, 1998 Consumers loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask at Palisades previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

A forty to fifty day planned outage at Palisades commenced on April 24, 1998 for refueling and maintenance. Consumers will replace a total of sixty nuclear fuel assemblies in the plant's reactor during the outage.

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


9:   Supplemental Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities were:

                                                      In Millions
                       Three Months Ended     Twelve Months Ended
                              1998   1997             1998   1997
----------------------------------------------------------------

Cash transactions
  Interest paid (net of
    amounts capitalized)      $ 75   $ 63             $305   $257
  Income taxes
    paid (net of refunds)       19      -               86     80

Non-cash transactions
  Nuclear fuel placed
    under capital leases      $  5   $  3             $  6   $ 31
  Other assets placed
    under capital leases         2      2                7      4
======================================================================

ARTHUR ANDERSEN LLP



Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, common stockholders' equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 26, 1998, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                           Arthur Andersen LLP


Detroit, Michigan,
     May 11, 1998.

                          Consumers Energy Company
                    Management's Discussion and Analysis


The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Consumers' 1997 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference from, Consumers' Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, that include without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this report. Refer to the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

Results of Operations
                                                       In Millions
March 31                                  1998      1997    Change
                                          ----      ----    ------
Three months ended                        $102      $ 88       $14
Twelve months ended                        299       254        45

Net income available to common stockholders after the cumulative effect of a change in accounting for property taxes was $102 million for the first quarter of 1998 compared to $88 million for the same 1997 period. The increase in earnings for the first quarter reflects revised accounting to recognize property tax expense on the fiscal year basis of the taxing units instead of on a calendar year basis. This one-time change in accounting for property taxes resulted in a benefit of $66 million ($43 million after-tax). Earnings for the first quarter of 1998 also reflect the recognition of a $37 million dollar loss ($24 million after tax) for the underrecovery of power costs under the PPA. Earnings for the first quarter of 1998 also reflect decreased gas deliveries due to warmer 1998 temperatures and increased electric sales along with reduced purchased power costs. For further information on past and future MCV underrecoveries, see Power Purchases from the MCV Partnership in Note 2. The increase in earnings for the twelve months ended 1998 compared to the 1997 period reflects the change in accounting for property taxes implemented during March 1998 as discussed above and the one-time recognition of interest income of $7 million ($5 million after-tax) from a related party property sale. In addition, the improved net income for the twelve months ended 1998 reflects an adjustment of prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds of $9 million. Partially offsetting these increases were the recognition, in March 1998, of the loss associated with the underrecovery of power costs under the PPA as discussed above, and decreased gas deliveries due to warmer weather during the first quarter of 1998. For further information, see the Electric and Gas Utility Results of Operations sections and Note 3.


Electric Utility Results of Operations

Electric Pretax Operating Income:


                                                       In Millions
March 31                                  1998      1997    Change
                                          ----      ----     -----
Three months ended                       $ 119     $ 106       $13
Twelve months ended                        444       412        32

Electric pretax operating income for the three months ended March 31, 1998 benefitted from increased sales and control of operation and maintenance costs compared to the same period in 1997. The twelve months ended 1998 also benefitted from increased sales and control of operation and maintenance costs when compared to the 1997 period. These increases were partly offset by increased general taxes and depreciation. The following table quantifies these impacts on Pretax Operating Income:





                                                       In Millions
                                  Three Months       Twelve Months
                                Ended March 31      Ended March 31
Change Compared to Prior Year     1998 vs 1997        1998 vs 1997
                                 -------------       -------------
Sales (including special
 contract discounts)                     $   6                $ 14
Rate increases and other
 regulatory issues                          (2)                 (1)
Operations and maintenance                   9                  36
General taxes and depreciation               -                 (17)
                                          ----                ----
Total change                              $ 13                $ 32
                                          ====                ====
Electric Deliveries:

Total electric deliveries increased 6.5 percent for three months ended March 31, 1998 over the same period in 1997. Deliveries to ultimate customers increased 1.2 percent. Reduced sales to residential and commercial customers were more than offset by increased sales and deliveries to industrial customers. For twelve months ended, total electric deliveries increased 3.8 percent over the comparable 1997 period. The increase is primarily attributable to an increase in intersystem sales and a 1.3 percent increase in sales and deliveries to ultimate customers, primarily within the industrial class.

Power Costs:

                                                        In Millions
March 31                     1998             1997           Change
                           ------           ------           ------
Three months ended        $   270          $   282             $(12)
Twelve months ended         1,128            1,110               18

Although sales increased for the three months ended March 31, 1998 compared to the same period in 1997, power costs for the period decreased. This decrease results from increased internal generation and reduced power purchases from outside sources. Power costs increased for the twelve months ended 1998 compared to 1997. Both internal generation and power purchases from outside sources increased during this period to meet the increased sales demand.

Electric Utility Operating Issues:

Power Purchases from the MCV Partnership: In 1992, Consumers recognized a loss for the present value of the estimated future underrecoveries of power purchases from the MCV Partnership. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For the first three months of 1998, the MCV Facility was available 99 percent of the time, resulting in after-tax cash underrecoveries of $11 million. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below. For further information, see Power Purchases from the MCV Partnership in Note 2.

                                                  In Millions
                       1998     1999     2000    2001    2002
                       ----     ----     ----    ----    ----
Estimated cash
 underrecoveries,
 net of tax             $28      $22      $21     $20     $19

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

Electric Rate Proceedings: In 1996, the MPSC issued a final order authorizing Consumers to recover costs associated with the purchase of an additional 325 MW of MCV Facility capacity and to accelerate recovery of its nuclear plant investment. To implement the accelerated recovery, the order requires an increase in annual nuclear plant depreciation expense by $18 million with a corresponding decrease in fossil-fueled generating plant depreciation expense. The order also established an experimental direct-access program. For further information on these issues, see the Electric Business Outlook section of this MD&A and Note 2.

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

On April 24, 1998 a planned refueling and maintenance outage of forty to fifty days began at Palisades. Consumers will replace a total of sixty nuclear fuel assemblies in the plant's reactor during the outage.

Big Rock is being decommissioned. It was closed permanently on August 29, 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. See the Electric Environmental Matters section of this MD&A for further information on decommissioning Big Rock and Note 6 on nuclear matters.

Electric Environmental Matters: The Clean Air Act contains significant environmental provisions specific to utilities. During the past few years, Consumers incurred $46 million in capital expenditures to meet the Clean Air Act's requirements. Consumers believes it may incur an additional $26 million in capital expenditures by the year 2000 to comply with sulfur dioxide and nitrogen oxide emission limits established by the EPA under the Clean Air Act's Acid Rain Program.

Consumers currently operates within all Clean Air Act requirements and meets current emission limits. The EPA, however, recently revised the national air quality standards, which may further limit small particulate and ozone related emissions, and proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units. It is unlikely that the State of Michigan will establish Consumers' emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance is subject to significant revision. The preliminary estimate of capital costs to reduce nitrogen oxide related emissions for Consumers' fossil-fueled generating units is approximately $210 million, plus an additional amount totaling $10 million per year for operation and maintenance costs. Consumers may need an equivalent amount to comply with the new small particulate standards. The State of Michigan has objected to the extent of the proposed EPA emission reductions. If the State of Michigan's position were to be adopted by the EPA, costs could be less than the current estimated amounts. Consumers supports the bipartisan effort in the U.S. Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established scientifically.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects to ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

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

While decommissioning Big Rock, Consumers found that some areas of the plant have coatings that contain both metals and PCBs. Consumers does not believe that any facility in the United States currently accepts the radioactive portion of that waste. The cost of removal and disposal is currently unknown. These costs would constitute part of the cost to decommission the plant, and will be paid from the decommissioning fund. Consumers is studying the extent of the contamination and reviewing options. For further information regarding these and other environmental matters, see Electric Environmental Matters in Note 5.

Stray Voltage: Various parties have sued Consumers relating to the effect of so-called stray voltage on certain livestock. In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The Michigan Supreme Court allowed each case that was not previously refiled to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. As a result, 21 individual plaintiffs have re-filed their claims with the trial court. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of March 31, 1998, Consumers had 6 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from 12 lawsuits as reported at year end 1997. For further information regarding Stray Voltage, see the Other section in Note 5.

Other: In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court alleging antitrust violations and economic losses due to special electric contracts signed by Consumers with large customers. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The parties are awaiting the court's decision on Consumers' and CMS Energy's motion for summary judgment and/or dismissal of the complaint. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter. For further information regarding this antitrust litigation, see Item 3, Legal Proceedings.

Gas Utility Results of Operations

Gas Pretax Operating Income:

                                                  In Millions
March 31                            1998      1997     Change
                                    ----      ----     ------
Three months ended                 $  54     $  78       $(24)
Twelve months ended                  130       143        (13)

Gas pretax operating income decreased in both the three month and twelve month periods ended March 31, 1998, as a result of decreased gas deliveries and wholesale services due to warmer temperatures during the winter heating seasons. Revenues and wholesale services were also down for the three month and twelve month periods ended March 31, 1998 due to the elimination of surcharges related to past conservation programs. The decreased gas pretax operating income for the three months ended March 31, 1998 reflects higher operations expense related to growth in retail services programs and the absence of 1997 non-recurring expense reductions for uncollectible accounts and injuries and damages reserves. Gas pretax operating income for the twelve month period ended March 31, 1998 benefited from lower operations and maintenance expenses that resulted from cost controls. The following table quantifies these impacts on Pretax Operating Income:

                                                  In Millions
                            Three Months        Twelve Months
                          Ended March 31       Ended March 31
Change Compared to
 Prior Year                 1998 vs 1997         1998 vs 1997
                            ------------         ------------
Sales                              $ (13)               $ (13)
Gas wholesale and
 retail service activities            (3)                 (11)
Operations and maintenance            (8)                  11
                            ------------         ------------
Total change                        $(24)               $ (13)
                            ============         ============

Gas Deliveries: System deliveries for the three month period ended March 31, 1998, including miscellaneous transportation, totaled 146 bcf, a decrease of 22 bcf or 13 percent compared to the three month period ended March 31, 1997. Deliveries for the twelve month period ended March 31, 1998, including miscellaneous transportation, totaled 399 bcf, a decrease of 32 bcf or 7 percent compared to the twelve month period ended March 31, 1997. The decreased deliveries for three month and twelve month periods ended reflect warmer temperatures primarily for the first quarter of 1998.


Cost of Gas Sold:

                                                  In Millions
March 31                            1998      1997     Change
                                    ----      ----      -----
Three months ended                  $264      $314       $(50)
Twelve months ended                  645       718        (73)

The cost decreases for the three month and twelve month periods ended March 31, 1998 were the result of decreased sales reflecting warmer temperatures during the winter heating seasons.

Gas Utility Operating Issues:

Gas Rate Proceedings: Consumers entered into a special natural gas transportation contract in response to a customer's proposal to bypass Consumers' system in favor of a competitive alternative. In 1995, the MPSC approved the contract. The MPSC stated, however, that Consumers' shareholders must bear the revenue shortfall created by the difference between the contract's discounted rate and the floor price of an MPSC-authorized gas transportation rate. In 1995, Consumers filed an appeal with the Court of Appeals claiming that the MPSC decision denies Consumers the opportunity to earn its authorized rate of return and is therefore unconstitutional. In October 1997, the Court of Appeals issued an opinion affirming the MPSC's order. The Court of Appeals denied Consumers' subsequent request for a rehearing of that opinion. In March 1998, Consumers filed an application for leave to appeal with the Michigan Supreme Court. For further information on Gas Proceedings, see the Gas Business Outlook section of this MD&A and Note 3.

Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide three-year experimental gas transportation pilot program, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. As of May 8, 1998, more than 7,500 customers chose alternative gas suppliers, representing approximately 10 bcf of gas load. Of these alternative gas suppliers, one was a CMS Energy affiliate. The program is voluntary for natural gas customers. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. To minimize the risk of exposure to higher gas costs, Consumers currently has contracts in place at known prices covering a significant portion of its requirements through the year 2000. ABATE, the Attorney General and other parties filed claims of appeal of the MPSC's order with the Court of Appeals. For further information, see Note 3.

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


CAPITAL RESOURCES AND LIQUIDITY

Cash Position, Investing and Financing

Operating Activities: Consumers derives cash from operations from the sale and transportation of natural gas and the generation, transmission and sale of electricity. Cash from operations totaled $287 million and $368 million for the first three months of 1998 and 1997, respectively. The $81 million decrease resulted primarily from a decrease of $75 million in the sale of accounts receivable. Other items included in the income statement but which had no effect on cash flow were a one-time change in accounting for property taxes resulting in a $66 million ($43 million after-tax) gain and the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. Consumers uses operating cash primarily to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

Investing Activities: Cash used in investing activities totaled $100 million and $98 million for the first three months of 1998 and 1997, respectively. Consumers used the cash primarily for capital expenditures.

Financing Activities: Cash used in financing activities totaled $178 million and $262 million for the first three months of 1998 and 1997, respectively. The decrease of $84 million is primarily the result of the retirement of $418 million in bonds and other long term debt and the payment of $80 million in common stock dividend offset by a $113 million decrease in the reduction of notes payable and the issuance of $475 million in senior notes.

Other Investing and Financing Matters: At April 15, 1998, Consumers had remaining FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities, outstanding at any one time, through 1998; 2) guarantee, through 1999, up to $25 million in loans made by others, to residents of Michigan for making energy-related home improvements; and 3) issue long-term securities with maturities up to 30 years, through November 1998, up to $401 million and $300 million for refinancing purposes and for general corporate purposes, respectively. In May 1998, Consumers used $475 million of FERC authorization by issuing the following long-term debt: 1) $250 million in senior notes; and 2) $225 million for a long-term bank loan.

Additionally, in May 1998, Consumers requested authorization to issue from July 1998 through June 2000, up to $950 million of long-term securities for refinancing or refunding purposes and $200 million for general corporate purposes. This authorization would replace and supersede any remaining authorization previously granted to issue long-term securities, except for the $25 million in loan guarantees discussed above.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 1998, the total available amount remaining under these facilities was $300 million.

Consumers also has in place a $500 million trade receivables sale program. At March 31, 1998, $160 million in receivables remained available for sale under the program.

The following table describes the new issuances of long-term financings which have occurred during 1998 through early May 1998.

                                                           In Millions
                    Month  Interest  Principal
                   Issued  Maturity   Rate (%) Amount  Use of Proceeds
                  -------  --------   --------  -----   --------------
Senior Notes (a) February      2008      6.375   $250  Pay down First
                                                       Mortgage Bonds
Senior Notes (a)    March      2018      6.875    225  Pay down First
                                                       Mortgage Bonds
Senior Notes (a)      May      2008        6.2    250  Pay down First
                                                       Mortgage Bonds
                                                         and Long-Term
                                                             Bank Debt
Long-Term
 Bank Debt            May 2001-2003   6.05 (b)    225  Pay down Long-
                                                        Term Bank Debt
                                                           and general
                                                             corporate
                                                              purposes
                                                -----
Total                                            $950
                                                =====

(a) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount.
(b) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.

The following table describes the retirements of long-term financings which have occurred during 1998 through early May 1998.

                                                           In Millions
                              Month          Interest        Principal
                            Retired   Maturity Rate (%)         Amount
                           --------   --------  -----      -----------
First Mortgage Bonds       February       1998     8.75           $248
Long-Term Bank Debt        February  1998-1999  6.4 (a)             50
First Mortgage Bonds          March  2001-2002      7.5            119
First Mortgage Bonds          April       2023    7.375             36
                                                                 -----
Total                                                             $453
                                                                 =====
(a) The interest rate was variable; weighted average interest rate at December 31, 1997 was 6.4 percent.


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

                                                           In Millions
Years Ended December 31                   1998     1999           2000
                                          ----     ----           ----
Consumers
  Construction                            $367     $358           $350
  Nuclear fuel lease                        54        -              1
  Capital leases other than nuclear fuel    11       19             16
Michigan Gas Storage                         3        3              3
                                          ----     ----           ----
                                          $435     $380           $370
                                          ----     ----           ----
Electric utility operations (a) (b)       $320     $265           $255
Gas utility operations (a)                 115      115            115
                                          ----     ----           ----
                                          $435     $380           $370
                                          ====     ====           ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Electric Utility Operating Issues-Electric Environmental Matters above and Note 5.

Electric Business Outlook

Growth: Consumers expects average annual growth of two and one-half percent per year in electric system deliveries over the next five years, absent the impact of restructuring on the industry and its regulation in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

Restructuring: Consumers' electric retail service is affected by competition. To meet the challenge of competition, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option to terminate their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool, while Detroit Edison has given notice of early termination. Consumers expects FERC to rule on this issue in 1998. Among Consumers' alternatives in the event of the pool being terminated would be joining an independent system operator. FERC has indicated this preference for structuring the operations of the electric transmission grid.

In June 1997 the MPSC issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to serve retail customers. Subsequent to the June 1997 order, the MPSC issued orders in October 1997 and in January and February 1998. Ultimately, the MPSC allowed Consumers: 1) to recover Transition Costs of $1.755 billion through a charge to all direct-access customers until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) to commence the phase-in of direct access in March 1998; 3) to suspend the power supply cost recovery clause; and 4) the MPSC order allows all customers to be free to choose power suppliers on January 1, 2002. See Note 2 for further information regarding the effect of the PSCR suspension on the recovery of MCV Facility capacity charges. The orders also confirm the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers believes that the Transition Cost surcharge will apply to all customers beginning in 2002. The recovery of prudent costs of implementing a direct-access program, estimated at an additional $200 million, would be reviewed for prudence in the annual true-up proceeding and stranded cost adjusted appropriately. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers and Detroit Edison. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal is limited to this jurisdictional issue. Consumers has filed an application for leave to appeal with the Michigan Supreme Court, which, if granted, would bypass the Court of Appeals, and thereby achieve an earlier resolution of the matter.

As directed in the MPSC's February 1998 order, Consumers submitted to the MPSC its draft plan in April 1998 for implementing retail open access.
The primary issues addressed in the proposed plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Under the proposed schedule in the draft plan, Consumers will allocate 750 MW of electric capacity for retail open access to customers. In 1998, 300 MW of retail open access for bidding will be open, and an additional 150 MW will open for each year from 1999 to 2001. This plan supports the previous order regarding the phase-in process. Due to the time required to provide an opportunity for interested parties and the MPSC to review the plan, Consumers does not believe retail open access will commence prior to the fourth quarter of 1998. For further information regarding restructuring, see Note 3.

Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. Consumers believes that the generation segment of its business is still subject to rate regulation based upon its present obligation to continue providing generation service to its customers, and the lack of definitive deregulation orders. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business. According to Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. Because the February 1998 MPSC order allows Consumers to fully recover its transition costs, Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business. At March 31, 1998, Consumers had $268 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.4 billion included in electric plant and property. For further information regarding this issue, see the Electric Business Outlook - Restructuring, above.

Gas Business Outlook

Growth: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption may affect actual gas deliveries in future periods. Consumers is also offering a variety of energy related services to its customers focused upon appliance maintenance, home safety and home security.

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


OTHER MATTERS

New Accounting Standards

In 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard requires expanded disclosure effective for 1998. Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and will be effective for 1999. Consumers does not expect the application of these standards to materially affect its financial position, liquidity or results of operations.

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

Derivatives and Hedges

Consumers is exposed to market risk associated with changes in interest rates. Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps may be used to adjust exposure when deemed appropriate, based upon market conditions. Derivatives are principally used as hedges and not for trading purposes. During the first quarter of 1998, trading activities were immaterial. In the case of hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item. These strategies attempt to provide and maintain the lowest cost of capital. The fair value of Consumers' financial derivative instruments at March 31, 1998 was immaterial. Additionally, exposure to market risk in the near term would not have a material impact on Consumers consolidated financial position, results of operations or cash flows as of March 31, 1998.

For a discussion of accounting policies related to derivative transactions, see Note 4.


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

                                                Consumers Energy Company
                                            Consolidated Statements of Income
                                                       (Unaudited)
                                                                    Three Months Ended        Twelve Months Ended
March 31                                                             1998         1997          1998         1997
                                                                                                      In Millions
Operating Revenue
  Electric                                                        $   612      $   620        $2,507       $2,474
  Gas                                                                 429          498         1,135        1,231
  Other                                                                11            9            51           49
                                                                   ------       ------        ------       ------
                                                                    1,052        1,127         3,693        3,754
                                                                   ------       ------        ------       ------
Operating Expenses
  Operation
    Fuel for electric generation                                       71           69           300          292
    Purchased power - related parties                                 145          151           594          600
    Purchased and interchange power                                    54           62           234          218
    Cost of gas sold                                                  264          314           645          718
    Other                                                             133          130           544          583
                                                                   ------       ------        ------       ------
                                                                      667          726         2,317        2,411
  Maintenance                                                          37           40           166          174
  Depreciation, depletion and amortization                            110          111           389          374
  General taxes                                                        55           57           198          192
                                                                   ------       ------        ------       ------
                                                                      869          934         3,070        3,151
                                                                   ------       ------        ------       ------
Pretax Operating Income
  Electric                                                            119          106           444          412
  Gas                                                                  54           78           130          143
  Other                                                                10            9            49           48
                                                                   ------       ------        ------       ------
                                                                      183          193           623          603
                                                                   ------       ------        ------       ------
Other Income (Deductions)
  Loss on MCV power purchases                                         (37)           -           (37)           -
  Dividends and interest from affiliates                                4            4            23           17
  Accretion income                                                      2            2             7            9
  Accretion expense                                                    (4)          (5)          (17)         (19)
  Other, net                                                            1            1             1           (4)
                                                                   ------       ------        ------       ------
                                                                      (34)           2           (23)           3
                                                                   ------       ------        ------       ------
Interest Charges
  Interest on long-term debt                                           34           35           137          138
  Other interest                                                       10            8            38           31
  Capitalized interest                                                  -            -            (1)          (1)
                                                                   ------       ------        ------       ------
                                                                       44           43           174          168
                                                                   ------       ------        ------       ------
Net Income Before Income Taxes                                        105          152           426          438

Income Taxes                                                           36           55           133          148
                                                                   ------       ------        ------       ------
Net Income before cumulative effect of change in
  accounting principle                                                 69           97           293          290
Cumulative effect of change in accounting for
  property taxes, net of $23 tax (Note 1)                              43            -            43            -
                                                                   ------       ------        ------       ------
Net Income                                                            112           97           336          290

Preferred Stock Dividends                                               5            7            23           28
Preferred Securities Distributions                                      5            2            14            8
                                                                   ------       ------        ------       ------
Net Income Available to Common Stockholder                        $   102      $    88       $   299      $   254
                                                                   ======       ======        ======       ======

The accompanying condensed notes are an integral part of these statements.


                                                Consumers Energy Company
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                    Three Months Ended        Twelve Months Ended
March 31                                                             1998         1997          1998         1997
                                                                                                      In Millions
Cash Flows from Operating Activities
  Net income                                                        $ 112         $ 97         $ 336        $ 290
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $13, $13, $50 and $48, respectively)     110          111           389          374
        Loss on MCV power purchases                                    37            -            37            -
        Capital lease and other amortization                            8            8            43           39
        Accretion expense                                               4            5            17           19
        Accretion income - abandoned Midland project                   (2)          (2)           (7)          (9)
        Deferred income taxes and investment tax credit               (10)           -             3           46
        Undistributed earnings of related parties                     (11)          (9)          (48))        (46)
        Cumulative effect of accounting change                        (66)           -           (66)           -
        MCV power purchases                                           (17)         (15)          (65)         (66)
        Other                                                           2            1             5            3
        Changes in other assets and liabilities                       120          172            34           80

          Net cash provided by operating activities                   287          368           678          730

Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed under capital lease)   (74)         (77)         (357)        (404)
  Cost to retire property, net                                        (17)          (4)          (41)         (28)
  Investments in nuclear decommissioning trust funds                  (13)         (13)          (50)         (48)
  Other                                                                 4           (4)           54           (4)
  Deferred demand-side management costs                                 -            -             -           (4)

          Net cash used in investing activities                      (100)         (98)         (394)        (488)

Cash Flows from Financing Activities
  Proceeds from senior notes                                          469            -           469            -
  Retirement of bonds and other long-term debt                       (418)           -          (470)         (37)
  Increase (decrease) in notes payable, net                          (132)        (245)          157           50
  Payment of common stock dividends                                   (80)           -          (298)        (200)
  Payment of capital lease obligations                                 (7)          (8)          (43)         (38)
  Payment of preferred stock dividends                                 (5)          (7)          (27)         (28)
  Preferred securities distributions                                   (5)          (2)          (14)          (8)
  Retirement of preferred stock                                         -            -          (120)           -
  Proceeds from preferred securities                                    -            -           116            -
  Contribution from (return of equity to) stockholder                   -            -           (50)           -
  Proceeds from bank loans                                              -            -             -           23

          Net cash used in financing activities                      (178)        (262)         (280)        (238)

Net Increase (Decrease) in Cash and Temporary Cash Investments          9            8             4            4

Cash and Temporary Cash Investments, Beginning of Period                7            4            12            8

Cash and Temporary Cash Investments, End of Period                  $  16      $    12        $   16         $ 12

The accompanying condensed notes are an integral part of these statements.



                                                Consumers Energy Company
                                               Consolidated Balance Sheets
ASSETS                                                                   March 31                        March 31
                                                                             1998     December 31            1997
                                                                       (Unaudited)           1997      (Unaudited)
                                                                                                      In Millions
Plant (At original cost)
  Electric                                                                 $6,547          $6,491          $6,412
  Gas                                                                       2,346           2,322           2,242
  Other                                                                        24              24              26
                                                                           ------          ------          ------
                                                                            8,917           8,837           8,680
  Less accumulated depreciation, depletion and amortization                 4,722           4,603           4,378
                                                                           ------          ------          ------
                                                                            4,195           4,234           4,302
  Construction work-in-progress                                               144             145             114
                                                                           ------          ------          ------
                                                                            4,339           4,379           4,416
                                                                           ------          ------          ------
Investments
  Stock of affiliates                                                         287             278             295
  First Midland Limited Partnership (Note 2)                                  244             242             235
  Midland Cogeneration Venture Limited Partnership (Note 2)                   179             171             140
  Other                                                                         7               7               9
                                                                           ------          ------          ------
                                                                              717             698             679
                                                                           ------          ------          ------
Current Assets
  Cash and temporary cash investments at cost, which approximates market       16               7              12
  Accounts receivable and accrued revenue, less allowances
    of $6, $6 and $8, respectively (Note 4)                                    52              82              61
  Accounts receivable - related parties                                        71              62              62
  Inventories at average cost
    Gas in underground storage                                                 79             197              51
    Materials and supplies                                                     64              63              72
    Generating plant fuel stock                                                39              35              44
  Postretirement benefits                                                      25              25              25
  Deferred income taxes                                                        13              22              21
  Prepayments and other                                                       182             161             132
                                                                           ------          ------          ------
                                                                              541             654             480
                                                                           ------          ------          ------
Non-current Assets
  Nuclear decommissioning trust funds                                         518             486             401
  Postretirement benefits                                                     395             404             427
  Abandoned Midland Project                                                    88              93             108
  Other                                                                       235             235             239
                                                                           ------          ------          ------
                                                                            1,236           1,218           1,175
                                                                           ------          ------          ------
Total Assets                                                               $6,833          $6,949          $6,750
                                                                           ======          ======          ======

/TABLE

STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 March 31                        March 31
                                                                             1998     December 31            1997
                                                                       (Unaudited)           1997      (Unaudited)
                                                                                                      In Millions
Capitalization
  Common stockholder's equity
    Common stock                                                          $   841         $   841         $   841
    Paid-in capital                                                           452             452             504
    Revaluation capital                                                        65              58              36
    Retained earnings since December 31, 1992                                 385             363             385
                                                                           ------          ------          ------
                                                                            1,743           1,714           1,766
  Preferred stock                                                             238             238             356
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                   100             100             100
    Consumers Energy Company Financing II (a)                                 120             120               -
  Long-term debt                                                            1,722           1,369           1,652
  Non-current portion of capital leases                                        73              74              97
                                                                           ------          ------          ------
                                                                            3,996           3,615           3,971
                                                                           ------          ------          ------
Current Liabilities
  Current portion of long-term debt and capital leases                        284             579             348
  Notes payable                                                               245             377              88
  Accrued taxes                                                               232             244             190
  Accounts payable                                                            128             171             164
  Accounts payable - related parties                                           82              79              70
  Power purchases (Note 2)                                                     47              47              47
  Accrued interest                                                             20              32              25
  Accrued refunds                                                              11              12               6
  Other                                                                       132             136             147
                                                                           ------          ------          ------
                                                                            1,181           1,677           1,085
                                                                           ------          ------          ------
Non-current Liabilities
  Deferred income taxes                                                       668             688             633
  Postretirement benefits                                                     480             489             508
  Power purchases (Note 2)                                                    157             133             167
  Deferred investment tax credit                                              147             149             157
  Regulatory liabilities for income taxes, net                                 61              54              75
  Other                                                                       143             144             154
                                                                           ------          ------          ------
                                                                            1,656           1,657           1,694
                                                                           ------          ------          ------
Commitments and Contingencies (Notes 2, 3, 5 and 6)

Total Stockholders' Investment and Liabilities                             $6,833          $6,949          $6,750
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


                                                Consumers Energy Company
                                 Consolidated Statements of Common Stockholder's Equity
                                                       (Unaudited)
                                                                    Three Months Ended        Twelve Months Ended
March 31                                                             1998         1997          1998         1997
                                                                                                      In Millions
Common Stock
  At beginning and end of period                                  $   841      $   841       $   841      $   841
                                                                   ------       ------        ------       ------
Other Paid-in Capital
  At beginning of period                                              452          504           504          504
  Preferred stock required                                              -            -            (2)           -
  Return of stockholder's contribution                                  -            -           (50)           -
                                                                   ------       ------        ------       ------
    At end of period                                                  452          504           452          504
                                                                   ------       ------        ------       ------
Revaluation Capital
  At beginning of period                                               58           37            36           29
  Change in unrealized investment-gain (loss) (a)                       7           (1)           29            7
                                                                   ------       ------        ------       ------
    At end of period                                                   65           36            65           36
                                                                   ------       ------        ------       ------
Retained Earnings
  At beginning of period                                              363          297           385          331
  Net income (a)                                                      112           97           336          290
  Common stock dividends declared                                     (80)           -          (299)        (200)
  Preferred stock dividends declared                                   (5)          (7)          (23)         (28)
  Preferred securities distributions                                   (5)          (2)          (14)          (8)
                                                                   ------       ------        ------       ------
    At end of period                                                  385          385           385          385
                                                                   ------       ------        ------       ------
Total Common Stockholder's Equity                                  $1,743       $1,766        $1,743       $1,766
                                                                   ======       ======        ======       ======

(a)       Disclosure of Comprehensive Income:
          Revaluation capital
            Unrealized investment-gain (loss), net of tax of
              $4, $(1), $16 and $4, respectively                     $  7         $ (1)         $ 29         $  7
          Net income                                                  112           97           336          290
                                                                     ----         ----          ----         ----
          Total Comprehensive Income                                 $119         $ 96          $365         $297
                                                                     ====         ====          ====         ====

The accompanying condensed notes are an integral part of these statements.


                          Consumers Energy Company
            Condensed Notes to Consolidated Financial Statements


These Consolidated Financial Statements and their related Condensed Notes should be read along with the Consolidated Financial Statements and Notes contained in the Consumers 1997 10-K that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


1:   Corporate Structure And Change of Significant Accounting Policies

Corporate Structure

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

Implementation of New Accounting Standard

In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement, which is effective for 1998 financial statement reporting, establishes standards for reporting and display of comprehensive income and its components. Equity adjustments related to unrealized investment gains and losses (net of tax), along with consolidated net income, comprise comprehensive income.

Change in Method of Accounting for Property Taxes

During the first quarter of 1998, Consumers implemented a change in the method of accounting for property taxes so that such taxes are recognized during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with the services provided by the taxing authorities, and is considered the most acceptable basis of recording property taxes. Prior to 1998, Consumers recorded property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this one-time change in accounting increased other income by $66 million, and earnings, net of tax, by $43 million. The pro forma effect on prior years' consolidated net income of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.


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

Summarized Statements of Income for CMS Midland and CMS Holdings:


                                                                         In
Millions

Three Months Ended                                    Twelve Months Ended
March 31
1998    1997     1998    1997
                              -----    -----           -----     -----
Pretax operating income         $10      $ 8             $47       $46
Income taxes and other            3        2              14        14

Net income                      $ 7      $ 6             $33       $32

Power Purchases from the MCV Partnership: After September 2007, pursuant to the terms of the PPA and related undertakings, Consumers will only be required to pay the MCV Partnership the capacity charge and energy charge amounts authorized for recovery from electric customers by the MPSC. Currently, Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The MPSC has, since January 1, 1993, permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Beginning January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of MCV Facility contract capacity. The order approving such recovery indicated that the recoverable capacity charge for the 325 MW would gradually increase from an initial average charge of 2.86 cents per kWh to an average charge of
3.62 cents per kWh over the 1996-2004 time period. Because the MPSC allowed Consumers to suspend the PSCR process as part of the electric industry restructuring order (see Note 3), Consumers expects to recover a portion of the future increases in approved capacity charges through an adjustment to the frozen PSCR charge.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At March 31, 1998 and December 31,1997, the after-tax present value of the PPA liability totaled $133 million and $117 million, respectively. The increase in the liability since December 31, 1997 reflects an additional $37 million accrual ($24 million after-tax) for higher than anticipated MCV Facility availability levels experienced in prior periods and an after-tax accretion expense of $3 million, partially offset by after-tax cash underrecoveries of $11 million. The undiscounted after-tax amount associated with the liability totaled $182 million at March 31, 1998. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For the first three months of 1998 the MCV Facility was available 99 percent of the time, resulting in $5 million over anticipated after-tax cash underrecoveries. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below.

                                                           In Millions
                               1998     1999     2000     2001    2002
                               ----     ----     ----     ----    ----
Estimated cash
 underrecoveries, net of tax    $28      $22      $21      $20     $19
                               ====     ====     ====     ====    ====

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

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. On the same day, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the order.

PSCR Matters Related to Power Purchases from the MCV Partnership: As part of a 1995 decision in the 1993 PSCR reconciliation case, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court which was denied in January 1998. This matter is now closed.


3:   Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see Note 2) and to accelerate recovery of its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers would transmit the power for a fee. The program is limited to 650 MW of load, of which 100 MW is available solely to direct-access customers for at least 18 months. The Commissions' order allowed existing special contracts to fill 410 MW of the load. The remaining 140 MW of the 650 MW load could be filled by either special contracts or direct access loads. The load was filled by new special contracts signed subsequent to the order. According to the MPSC order, Consumers held a lottery in April 1997 to select the customers to purchase 100 MW by direct access. Direct access for a portion of this 100 MW began in late 1997. Consumers expects the remaining amount of direct access to begin in 1998.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. By its terms, no retail wheeling has yet occurred pursuant to that program. Consumers filed with the Michigan Supreme Court seeking leave to appeal that ruling.

For information on other orders, see the Electric Restructuring section below.

Electric Restructuring: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order proposing that beginning January 1, 1998
Consumers transmit and distribute energy on behalf of competing power suppliers to serve retail customers.

Subsequent to the June 1997 order, the MPSC issued orders in October 1997 and in January and February 1998. Ultimately, the MPSC allowed Consumers:
1) to recover Transition Costs of $1.755 billion through a charge to all direct-access customers until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) to commence the phase-in of direct access in March 1998; 3) to suspend the power supply cost recovery clause; and 4) the MPSC order allows all customers to be free to choose power suppliers on January 1, 2002. See Note 2 for further information regarding the effect of the PSCR suspension on the recovery of MCV Facility capacity charges. The orders also confirm the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers believes that the Transition Cost surcharge will apply to all customers beginning in 2002. The recovery of prudent costs of implementing a direct-access program, estimated at an additional $200 million, would be reviewed for prudence in the annual true-up proceeding and stranded cost adjusted appropriately. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers and Detroit Edison. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal is limited to this jurisdictional issue. Consumers has filed an application for leave to appeal with the Michigan Supreme Court, which, if granted, would bypass the Court of Appeals, and thereby achieve an earlier resolution of the matter.

As directed in the MPSC's February 1998 order, Consumers submitted to the MPSC its draft plan in April 1998 for implementing retail open access.
The primary issues addressed in the proposed plan are: 1) the implementation schedule; 2) the retail open access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain retail open access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Under the proposed schedule in the draft plan, Consumers will allocate 750 MW of electric capacity for retail open access to customers. In 1998, 300 MW of retail open access for bidding will be open, and an additional 150 MW will open for each year from 1999 to 2001. This plan supports the previous order regarding the phase-in process. Due to the time required to provide an opportunity for interested parties and the MPSC to review the plan, Consumers does not believe retail open access will commence prior to the fourth quarter of 1998. For further information see Electric Business Outlook - Application of SFAS 71 in the MD&A.

Gas Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide experimental gas transportation pilot program. Consumers' expanded experimental program will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Participating customers will be selected on a first-come, first-served basis, up to a limit of 100,000 customers on April 1, 1998. As of May 8, 1998 approximately 7,500 customers chose alternative gas suppliers, representing approximately 10 bcf of gas load. Of these alternative gas suppliers, one was a CMS Energy affiliate. Up to 100,000 more customers will be added on April 1 of each of the next two years. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. The order allowing the implementation of this program: 1) suspends Consumers' gas cost recovery clause, effective April 1, 1998 for a three-year period, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism that will provide for refunds to customers if Consumers' earnings during the three year term of the program exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses concerns about the relationship between Consumers and marketers, including its affiliated marketers. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to a large number of retail customers in direct competition with Consumers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. To minimize the risk of exposure to higher gas costs, Consumers currently has contracts in place at known prices covering 75 percent of its 1998 requirements, 35 percent of its 1999 requirements and 25 percent of its 2000 requirements. Additional forward coverage is currently under review.

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


4:   Short-Term Financings and Capitalization

Authorization: At April 15, 1998, Consumers had remaining FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities, outstanding at any one time, through 1998; 2) guarantee, through 1999, up to $25 million in loans made by others, to residents of Michigan for making energy-related home improvements; and 3) issue long-term securities with maturities up to 30 years, through November 1998, up to $401 million and $300 million for refinancing purposes and for general corporate purposes, respectively. In May 1998, Consumers used $475 million of FERC authorization by issuing the following long-term debt: 1) $250 million in senior notes; and 2) $225 million for a long-term bank loan.

Additionally, in May 1998, Consumers requested authorization to issue from July 1998 through June 2000, up to $950 million of long-term securities for refinancing or refunding purposes and $200 million for general corporate purposes. This authorization would replace and supersede any remaining authorization previously granted to issue long-term securities, except for the $25 million in loan guarantees discussed above.

Short-Term Financings: Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At March 31, 1998, a total of $245 million was outstanding at a weighted average interest rate of 6.2 percent, compared with $88 million outstanding at March 31, 1997, at a weighted average interest rate of 6.8 percent. In January 1998, Consumers entered into interest rate swaps totaling $300 million. These swap arrangements have had an immaterial effect on interest expense.

Consumers also has in place a $500 million trade receivables sale program. At March 31, 1998 and 1997, receivables sold under the program totaled $340 million and $398 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Derivatives: Consumers entered into interest rate swap agreements (derivatives) to exchange variable rate interest payment obligations for fixed rate obligations. These swaps attempt to reduce the impact of interest rate fluctuations. To qualify for hedge accounting, derivatives must meet the following criteria initially: 1) the item to be hedged exposes the enterprise to interest rate risk; and 2) the derivative reduces that exposure and is designated as a hedge. The hedged amounts are used to measure interest to be paid or received and do not represent the exposure to principal loss. Consumers accrues the difference between the amounts paid and received under the swaps and records it as an adjustment to interest expense over the life of the hedged agreement.

Derivative instruments contain credit risk if the counterparties, including financial institutions, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties. The risk of nonperformance by the counterparties is considered remote.

Capital Stock: In 1996, 4 million shares of 8.36 percent Trust Preferred Securities were issued and sold through Consumers Power Company Financing I, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $97 million. In 1997, 4.8 million shares of 8.2 percent Trust Preferred Securities were issued and sold through Consumers Energy Company Financing II, a wholly owned business trust consolidated with Consumers. Net proceeds from the sale totaled $116 million. Consumers formed both trusts for the sole purpose of issuing the tax deductible Trust Preferred Securities. Consumers' obligations with respect to the Trust Preferred Securities under the notes, under the indenture through which Consumers issued the notes, under Consumers' guarantee of the Trust Preferred Securities, and under the declaration by the trusts, taken together, constitute a full and unconditional guarantee by Consumers of the trusts' obligations under the Trust Preferred Securities. For additional information, see footnote (a) on the Consolidated Balance Sheets.

Long-Term Financings: The following table describes the new issuances of long-term financings which have occurred during 1998 through early May 1998.

                                           In Millions
                    Month          Interest  Principal
                   Issued Maturity Rate (%)     Amount Use of Proceeds
                 -------- -------- --------   -------- ---------------
Senior Notes (a) February     2008    6.375       $250 Pay down First
                                                       Mortgage Bonds
Senior Notes (a)    March     2018    6.875        225 Pay down First
                                                       Mortgage Bonds
Senior Notes (a)      May     2008      6.2        250 Pay down First
                                                       Mortgage Bonds and
                                                       Long-Term Bank Debt
Long-Term
 Bank Debt           May 2001-2003 6.05 (b)        225 Pay down Long-Term
                                                       Bank Debt and
                                                       general corporate
                                                       purposes
                                                 -----
Total                                             $950
                                                 =====

(a) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount.
(b) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.
The following table describes the retirements of long-term financings which have occurred during 1998 through early May 1998.

                                                           In Millions
                             Month               Interest    Principal
                           Retired   Maturity   Rate (%)        Amount
                          --------  ---------   --------   -----------
First Mortgage Bonds      February       1998       8.75          $248
Long-Term Bank Debt       February  1998-1999    6.4 (a)            50
First Mortgage Bonds         March  2001-2002        7.5           119
First Mortgage Bonds         April       2023      7.375            36
                                                                 -----
Total                                                             $453
                                                                 =====

(a) The interest rate was variable; weighted average interest rate at December 31, 1997 was 6.4 percent.

Consumers had an unsecured, variable rate long-term bank loan with an outstanding balance at March 31, 1998 and 1997 of $350 million and $400 million, respectively. At March 31, 1998 and 1997 the loan carried a weighted average interest rate of 6.3 percent and 6.0 percent, respectively. In May 1998, Consumers refinanced this term loan with a new $225 million unsecured long-term loan, and issued $250 million of senior notes due 2008, at an interest rate of 6.2 percent to cover the remaining $125 million refinancing. The balance of the new senior notes, $125 million, is to be used to retire first mortgage bonds and for general corporate purposes.

Under the provisions of its Articles of Incorporation at March 31, 1998, Consumers had $302 million of unrestricted retained earnings available to pay common dividends. In January 1998, Consumers declared an $80 million common dividend paid in February 1998.


5:   Commitments and Contingencies

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, in order to comply with the Act, Consumers incurred capital expenditures totaling $46 million to install equipment at certain generating units. Consumers estimates capital expenditures for in-process and proposed modifications at other coal-fueled units to be an additional $26 million by the year 2000. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Consumers currently operates within all Clean Air Act requirements and meets current emission limits. The Act requires the EPA to review, periodically, the effectiveness of the national air quality standards in preventing adverse health affects. The EPA recently revised these standards. The revisions may further limit small particulate and ozone related emissions. Consumers supports the bipartisan effort in the U.S. Congress to delay implementation of the revised standards until the relationship between the new standards and health improvements is established scientifically.

In October 1997, pursuant to recommendations from the Ozone Transport Assessment Group and the requests of several Northeastern states, the EPA proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units.
The limits are an effort to reduce statewide nitrogen oxide emissions by 32 percent, as early as 2002. The State of Michigan will have one year to review and challenge the proposed recommendations, and one year after that to implement final requirements. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance is subject to significant revision.

The preliminary estimate of capital costs to reduce nitrogen oxide related emissions for Consumers' fossil-fueled generating units is approximately $210 million, plus an additional amount totaling $10 million per year for operation and maintenance costs. Consumers may need an equivalent amount to comply with the new small particulate standards. The State of Michigan has objected to the extent of the proposed EPA emission reductions. If the State of Michigan's position were to be adopted by the EPA, costs could be less than the current estimated amounts.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At March 31, 1998, Consumers has accrued $3 million for its estimated Superfund liability.

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. In 1998 Consumers plans to study indoor air issues at residences on some sites and ground water impacts or surface soil impacts at other sites. On sites where the company has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1998 costs. As of March 31, 1998, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation technique, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. According to an MPSC rate order issued in 1996, Consumers will defer and amortize, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with, or has initiated a lawsuit against, certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

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

In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. As a result, 21 individual plaintiffs have re-filed their claims with the trial court. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of March 31, 1998, Consumers had 6 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from 12 lawsuits as reported at year end 1997.

In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The parties are awaiting the court's decision on Consumers' and CMS Energy's motion for summary judgment and/or dismissal of the complaint. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

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


6:   Nuclear Matters

Consumers filed updated decommissioning information with the MPSC in 1995 that estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered Consumers to file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. On March 31, 1998, Consumers filed with the MPSC a new decommissioning cost estimate for Big Rock and Palisades of $294 million and $518 million (in 1997 dollars) respectively. The estimated decommissioning costs decreased from previous estimates primarily due to a decrease in offsite burial costs. Consumers recommended a reallocation of its existing surcharge between the two plants on January 1, 1999 to provide additional funds to decommission Big Rock. Consumers filed a revision to its Post Shutdown Activities Report (formerly decommissioning report) with the NRC to reflect the shutdown of Big Rock.

Big Rock is being decommissioned. It was closed permanently on August 29, 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. Consumers originally scheduled the plant to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and may take five to ten years to return the site to its original condition.

As of March 31, 1998 Consumers loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask at Palisades previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

A forty to fifty day planned outage at Palisades commenced on April 24, 1998 for refueling and maintenance. Consumers will replace a total of sixty nuclear fuel assemblies in the plant's reactor during the outage.

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


7:   Supplemental Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. Other cash flow activities and non-cash investing and financing activities were:

                                                           In Millions
                           Three Months Ended      Twelve Months Ended
March 31                      1998       1997       1998          1997
                             -----      -----      -----         -----
Cash transactions
  Interest paid (net of
    amounts capitalized)     $  53      $  48        $170         $160
  Income taxes paid
    (net of refunds)             3          1         119          115

Non-cash transactions
  Nuclear fuel placed
     under capital lease     $   5      $   3       $   6        $  31
  Other assets placed
      under capital leases       2          2           7            4

ARTHUR ANDERSEN LLP




Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's equity and cash flows for the three-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statements of long-term debt and preferred stock of Consumers Energy Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, common stockholder's equity and cash flows for the year then ended (not presented herein), and, in our report dated January 26, 1998, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


 Arthur Andersen LLP

Detroit, Michigan,
      May 11, 1998.

                    Quantitative and Qualitative
                    Disclosures About Market Risk

CMS Energy

Quantitative and Qualitative Disclosures About Market Risk is contained in
PART I: CMS ENERGY CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS which is incorporated by reference herein.



                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Form 10-K for the year ended December 31, 1997. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.

Consumers Stray Voltage Litigation

Consumers has a number of lawsuits relating to so-called stray voltage, which results when small electrical currents present in grounded electric systems are diverted from their intended path. Pursuant to a December 1997 Michigan Supreme Court order that remanded for further proceedings the March 1994 trial court decision, 165 plaintiffs were permitted to refile individual lawsuits. Of the 165 potential plaintiffs, only 21 refiled their claims prior to the court ordered deadline. Consumers presently intends vigorously to defend against these lawsuits, but is unable to predict the outcome. As of March 31, 1998, Consumers had 6 individual stray voltage lawsuits, unrelated to the cases above, awaiting trial court action, down from approximately 12 lawsuits at year end 1997.

CMS Energy and Consumers Antitrust Litigation

In October 1997, Indeck Energy Services, Inc., and an affiliate, Indeck Saginaw Limited Partnership, independent power producers, filed a lawsuit against CMS Energy and Consumers in the United States District Court for the Eastern District of Michigan. The suit alleges antitrust violations relating to contracts that Consumers entered into with some of its large customers as well as allegations that Consumers used its monopoly power to interfere with plaintiffs access to power facilities and business opportunities. The plaintiffs claim damages of $100 million (which can be trebled in antitrust cases as provided by law). The parties are presently awaiting the court's written opinion on CMS Energy's and Consumers' motions for summary judgment and or dismissal of the complaint. CMS Energy and Consumers believe the lawsuit is entirely without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

 Consumers' Joint Lawsuit Against DOE:

Under the Nuclear Waste Policy Act of 1982, by January 31, 1998 the DOE was required to begin accepting deliveries of spent nuclear fuel for disposal, even if a permanent storage repository was not then operational. Utilities, including Consumers, and their customers have been prepaying the costs of DOE transport and disposal through fees based on electric generation by their nuclear plants. In response to the DOE's declaration in December 1996 that it would not begin to accept spent nuclear fuel deliveries in 1998, Consumers, other utilities and states filed suit. The parties sought, among other relief, an order requiring the DOE to develop a program to begin acceptance of spent nuclear fuel by January 31, 1998. In November 1997, the United States Court of Appeals decided that DOE
could not engage in a   contract interpretation that violated the act and
that the contract between the DOE and the utilities provided a potentially adequate remedy if the DOE failed to fulfill its obligations. In February 1998, utilities and state regulatory parties to the lawsuits filed various motions designed to persuade the appellate court to grant further relief against DOE. In May 1998, the court issued an order granting the motion to consolidate the various lawsuits and denied all other motions. Further litigation before the courts or administrative proceedings before the DOE on this subject is likely as the utilities and their state regulatory agencies strive to secure the benefits of the Nuclear Waste Policy Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits

(4)(a)         -    Consumers:            First Supplemental Indenture
                                          dated as of May 1, 1998, between
                                          Consumers and The Chase Manhattan
                                          Bank, as Trustee
(4)(b)         -    Consumers:            Seventy-second Supplemental
                                          Indenture dated as of May 1,
                                          1998, between Consumers and The
                                          Chase Manhattan Bank, as Trustee
(12)           -    CMS Energy:           Statements regarding computation
                                          of Ratio of Earnings to Fixed
                                          Charges
(15)           -    CMS Energy:           Letter of Independent Public
                                          Accountant
(18)           -    Consumers:            Letter re change in accounting
                                          principles
(27)(a)        -    CMS Energy:           Financial Data Schedule
(27)(b)        -    Consumers:            Financial Data Schedule
(99)           -    CMS Energy:           Consumers Gas Group Financials

(b)  Reports on Form 8-K

There have been no Current Reports on Form 8-K since the filing of CMS Energy Corporation's and Consumers Energy Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                CMS ENERGY CORPORATION
                                        (Registrant)


Dated: May 15, 1998      By    A. M. Wright____________________

                                           Alan M. Wright
                                       Senior Vice President,
                                       Chief Financial Officer
                                            and Treasurer



                             CONSUMERS ENERGY COMPANY
                                        (Registrant)


Dated: May 15, 1998     By      A. M. Wright ____________________

                                           Alan M. Wright
                                      Senior Vice President and
                                       Chief Financial Officer