Form 10-Q
period 1998-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 1998-08-14
CIK 201533, 811156

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1998

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


Number of shares outstanding of each of the issuer's classes of common stock at July 31, 1998:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value            101,838,224
   CMS Energy Class G Common Stock, no par value        8,355,817
Consumers Energy Company, $10 par value, privately
   held by CMS Energy                                  84,108,789

                      CMS Energy Corporation
                               and
                     Consumers Energy Company


Quarterly reports on Form 10-Q to the Securities and Exchange
Commission
               for the Quarter Ended June 30, 1998



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                        TABLE OF CONTENTS


                                                             Page
Glossary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
PART I:
CMS Energy Corporation
  Management's Discussion and Analysis . . . . . . . . . . . . . . .       8
  Consolidated Statements of Income. . . . . . . . . . . . . . . . .      23
  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . .      25
  Consolidated Statements of Cash Flows. . . . . . . . . . . . . . .      27
  Consolidated Statements of Common Stockholders' Equity . . . . . .      28
  Condensed Notes to Consolidated Financial Statements . . . . . . .      29
  Report of Independent Public Accountants . . . . . . . . . . . . .      47
Consumers Energy Company
  Management's Discussion and Analysis . . . . . . . . . . . . . . .      48
  Consolidated Statements of Income. . . . . . . . . . . . . . . . .      57
  Consolidated Statements of Cash Flows. . . . . . . . . . . . . . .      58
  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . .      59
  Consolidated Statements of Common Stockholder's Equity . . . . . .      61
  Condensed Notes to Consolidated Financial Statements . . . . . . .      62
  Report of Independent Public Accountants . . . . . . . . . . . . .      72
Quantitative and Qualitative Disclosures about Market Risk . . . . .      73
PART II:
  Item 1.. . . . . . . . . . . . . . . . . . . . . . Legal Proceedings    73
  Item 6.. . . . . . . . . . . . . . .Exhibits and Reports on Form 8-K    74
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      75

                             GLOSSARY

   Certain terms used in the text and financial statements are defined below.


ABATE. . . . . . . . . . . . . . Association of Businesses Advocating
                                 Tariff Equity
ALJ. . . . . . . . . . . . . . . Administrative Law Judge
Ames . . . . . . . . . . . . . . Crescent and Ames gas gathering systems and processing plant in Oklahoma
Articles . . . . . . . . . . . . Articles of Incorporation
Attorney General . . . . . . . . Michigan Attorney General

bcf. . . . . . . . . . . . . . . Billion cubic feet
Big Rock . . . . . . . . . . . . Big Rock Point nuclear power plant, owned by Consumers
Board of Directors . . . . . . . Board of Directors of CMS Energy
Btu. . . . . . . . . . . . . . . British thermal unit

CFLCL. . . . . . . . . . . . . . Companhia Forcia e Luz Cataguazes-Leopoldina,
                                 a Brazilian utility
Class G Common Stock . . . . . . One of two classes of common stock of
                                 CMS Energy, no par value, which reflects
                                 the separate performance of the
                                 Consumers Gas Group
Clean Air Act. . . . . . . . . . Federal Clean Air Act, as amended
CMS Electric and Gas . . . . . . CMS Electric and Gas Company, a
                                 subsidiary of Enterprises
CMS Energy . . . . . . . . . . . CMS Energy Corporation
CMS Energy Common Stock . . . .  One of two classes of common stock of CMS
                                 Energy, par value $.01 per share
CMS Gas Marketing. . . . . . . . CMS Gas Marketing Company, a subsidiary of Enterprises
CMS Gas Transmission . . . . . . CMS Gas Transmission and Storage
                                 Company, a subsidiary of Enterprises
CMS Generation . . . . . . . . . CMS Generation Co., a subsidiary of
                                 Enterprises
CMS Holdings . . . . . . . . . . CMS Midland Holdings Company, a
                                 subsidiary of Consumers
CMS Midland. . . . . . . . . . . CMS Midland Inc., a subsidiary of
                                 Consumers
CMS MST. . . . . . . . . . . . . CMS Marketing, Services and Trading
                                 Company, a subsidiary of Enterprises
CMS NOMECO . . . . . . . . . . . CMS NOMECO Oil & Gas Co., a subsidiary of Enterprises
Common Stock . . . . . . . . . . CMS Energy Common Stock and Class G
                                 Common Stock
Consumers. . . . . . . . . . . . Consumers Energy Company, a subsidiary of CMS Energy
Consumers Gas Group. . . . . . . The gas distribution, storage and transportation businesses currently
                                 conducted by Consumers and Michigan Gas
                                 Storage
Court of Appeals . . . . . . . . Michigan Court of Appeals

Detroit Edison . . . . . . . . . The Detroit Edison Company
DOE. . . . . . . . . . . . . . . U.S. Department of Energy
Dow. . . . . . . . . . . . . . . The Dow Chemical Company
DSM. . . . . . . . . . . . . . . Demand-side management

Enterprises. . . . . . . . . . . CMS Enterprises Company, a subsidiary of
                                 CMS Energy
EPA. . . . . . . . . . . . . . . Environmental Protection Agency
EPS. . . . . . . . . . . . . . . Earning per share

FASB . . . . . . . . . . . . . . Financial Accounting Standards Board
FERC . . . . . . . . . . . . . . Federal Energy Regulatory Commission
FMLP . . . . . . . . . . . . . . First Midland Limited Partnership

GCR. . . . . . . . . . . . . . . Gas cost recovery
Grand Lacs partnership . . . . . Grand Lacs Limited Partnership, a marketing center for natural gas
GTNs . . . . . . . . . . . . . . CMS Energy General Term Notes , $250
                                 million Series A, $125 million Series B,
                                 $150 million Series C and $200 million
                                 Series D

Huron  . . . . . . . . . . . . . Huron Hydrocarbons, Inc., a subsidiary of Consumers

Jorf Lasfar. . . . . . . . . . . A 1,320 MW coal-fueled power plant in
                                 Morocco, Africa, jointly owned by CMS
                                 Generation and ABB Energy Venture, Inc.

kWh. . . . . . . . . . . . . . . Kilowatt-hour

LIHEAP . . . . . . . . . . . . . Low Income Home Energy Assistance
                                 Program
Loy Yang . . . . . . . . . . . . The 2,000 MW brown coal fueled Loy Yang
                                 A power plant and an associated coal
                                 mine in Victoria, Australia, in which
                                 CMS Generation holds a 50 percent
                                 ownership interest
Ludington. . . . . . . . . . . . Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf. . . . . . . . . . . . . . . Thousand cubic feet
MCV Facility . . . . . . . . . . A natural gas-fueled, combined-cycle cogeneration facility operated by the
                                 MCV Partnership
MCV Partnership. . . . . . . . . Midland Cogeneration Venture Limited
                                 Partnership in which Consumers has a 49
                                 percent interest through CMS Midland
MD&A . . . . . . . . . . . . . . Management's Discussion and Analysis
MichCon. . . . . . . . . . . . . Michigan Consolidated Gas Company
Michigan Gas Storage . . . . . . Michigan Gas Storage Company, a
                                 subsidiary of Consumers
Mbbls. . . . . . . . . . . . . . Thousand barrels
MMbbls . . . . . . . . . . . . . Million barrels
MMBtu. . . . . . . . . . . . . . Million British thermal unit
MMcf . . . . . . . . . . . . . . Million cubic feet
Moss Bluff . . . . . . . . . . . Moss Bluff Gas Storage Systems, a
                                 partnership that owns a gas storage
                                 facility
MPSC . . . . . . . . . . . . . . Michigan Public Service Commission
MW . . . . . . . . . . . . . . . Megawatts

Natural Gas Act. . . . . . . . . Federal Natural Gas Act
NGL. . . . . . . . . . . . . . . Natural gas liquids
Nitrotec . . . . . . . . . . . . Nitrotec Corporation, a propriety gas technology company in which CMS Gas
                                 Transmission owns an equity interest
NRC. . . . . . . . . . . . . . . Nuclear Regulatory Commission

Order 888 and Order 889 . . . . .FERC final rules issued on April 24, 1996
Outstanding Shares . . . . . . . Outstanding shares of Class G Common
                                 Stock

Palisades. . . . . . . . . . . . Palisades nuclear power plant, owned by
                                 Consumers
PCBs . . . . . . . . . . . . . . Poly chlorinated biphenyls
Pension Plan . . . . . . . . . . The trusteed, non-contributory, defined benefit pension plan of Consumers and
                                 CMS Energy
PPA. . . . . . . . . . . . . . . The Power Purchase Agreement between
                                 Consumers and the MCV Partnership with a
                                 35-year term commencing in March 1990
ppm. . . . . . . . . . . . . . . Parts per million
PSCR . . . . . . . . . . . . . . Power supply cost recovery
PUHCA. . . . . . . . . . . . . . Public Utility Holding Company Act of
                                 1935

Qualifying Facility. . . . . . . A facility that produces electricity or steam and electricity and meets the
                                 ownership and technical requirements of
                                 PURPA

Retained Interest Shares . . . . Authorized but unissued shares of Class
                                 G Common Stock not held by holders of
                                 the Outstanding Shares and attributable
                                 to the Retained Interest

SEC. . . . . . . . . . . . . . . Securities and Exchange Commission
Securitization . . . . . . . . . A financing authorized by statute in which the statutorily assured flow of
                                 revenues from a portion of the rates
                                 charged by a utility to its customers is
                                 set aside and pledged as security for
                                 the repayment of rate reduction bonds
                                 issued by a special purpose entity
                                 affiliated with such utility
SERP . . . . . . . . . . . . . . Supplemental Executive Retirement Plan
Senior Credit Facilities . . . . $1.125 billion senior credit facilities consisting of a $400 million 364-day
                                 revolving credit facility, a $600
                                 million three-year revolving credit
                                 facility and a five-year $125 million
                                 term loan facility
SFAS . . . . . . . . . . . . . . Statement of Financial Accounting
                                 Standards
Superfund. . . . . . . . . . . . Comprehensive Environmental Response,
                                 Compensation and Liability Act

TGN. . . . . . . . . . . . . . . Transportadora de Gas del Norte S. A., a
                                 natural gas pipeline located in
                                 Argentina
Transition Costs . . . . . . . . Costs incurred by utilities in order to serve their customers in a regulated
                                 monopoly environment, but which may not
                                 be recoverable in a competitive
                                 environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation, regulatory assets, and costs incurred in the transition to competition.
Trust Preferred Securities . . . Undivided beneficial interest in the assets of statutory business trusts,
                                 these interests have a preference with
                                 respect to certain trust distributions
                                 over the interests of either CMS Energy
                                 or Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union. . . . . . . . . . . . . . Utility Workers of America, AFL-CIO
UST. . . . . . . . . . . . . . . Underground storage tanks

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







               (This page intentionally left blank)

                      CMS Energy Corporation
               Management's Discussion and Analysis


The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 1997 Form 10-K and the restated financial information in a Form 8-K dated July 30, 1998. This MD&A also refers to, and in some sections specifically incorporates by reference from, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, that include without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this report. Refer to the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

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


RESULTS OF OPERATIONS

CMS Energy Consolidated Earnings

                                In Millions, Except Per Share Amounts
June 30                                   1998      1997(b)   Change
                                       -------      ------   -------

Three months ended
  Consolidated Net Income                $ 65       $ 47       $ 18
  Net Income Attributable
  to Common Stocks:
     CMS Energy                            64         45         19
     Class G                                1          2         (1)
  Earnings Per Average Common Share:
     CMS Energy
          Basic                           .63        .48        .15
          Diluted                         .62        .48        .14
     Class G
          Basic and Diluted               .12        .16       (.04)


Six months ended                          (a)
  Consolidated Net Income                $153       $125       $ 28
  Net Income Attributable to
  Common Stocks:
     CMS Energy                           143        114         29
     Class G                               10         11         (1)
  Earnings Per Average Common Share:
  CMS Energy
          Basic                          1.42       1.21        .21
          Diluted                        1.39       1.20        .19
     Class G
          Basic and Diluted              1.20       1.34       (.14)


Twelve months ended                       (a)
  Consolidated Net Income                $272       $218       $ 54
  Net Income Attributable to
  Common Stocks:
     CMS Energy                           258        206         52
     Class G                               14         12          2
  Earnings Per Average Common Share:
     CMS Energy
          Basic                          2.60       2.19        .41
          Diluted                        2.57       2.18        .39
     Class G
          Basic and Diluted              1.71       1.52        .19
                                       ======       =====     =====

(a) Includes the cumulative effect of an accounting change for property taxes which increased net income attributable to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted). Refer to the discussion below for further information.

(b) Restated as a result of change in method of accounting for investments in oil and gas properties. Refer to the discussion below and Note 1 for further information.

The combined effects of the changes in accounting for oil and gas investments resulted in decreases to net income of $7 million ($.07 per share), $13 million ($.13 per share) and $22 million ($.24 per share) for the three months, six months and twelve months ended June 30, 1997, respectively. The following discussion of earnings variations compares the results of this year's periods to the restated results of last year's periods.

CMS Energy's earnings for the second quarter of 1998 increased from the comparable period in 1997 as a result of (1) an increase in earnings from international independent power production plant operations and from the MCV Partnership and a gain on the sale of a biomass project power purchase agreement, and (2) lower operating expenses, higher oil volumes and gas prices, partially offset by lower oil prices in the oil and gas exploration and production business. Partially offsetting these increases were (1) lower earnings from the international energy distribution business due to losses incurred in new project investments and higher operating expenses and (2) increased interest on long-term debt due to higher amounts of debt outstanding.

CMS Energy's earnings for the six months ended June 30, 1998 increased from the comparable period in 1997 as a result of (1) Consumers' one-time change in accounting for the recognition of property tax expense from a calendar-year basis to a fiscal-year basis which resulted in a benefit of $66 million ($43 million after-tax), (2) Consumers' increased electric sales partially offset by increased operating and maintenance expenses, (3) a gain on the sale of Petal Gas Storage Company by the gas transmission, storage and processing business, (4) increased income from the international independent power production business and from the
MCV Partnership, and a gain on the sale of a biomass project power purchase agreement, and (5) lower oil and gas exploration and
production operating expenses.   Partially offsetting these
increases were (1) Consumers' decreased gas deliveries due to record warm 1998 temperatures, (2) an increased provision for underrecoveries under the PPA of $37 million ($24 million after-tax) due to higher than expected plant availability of the MCV
Facility, (3) lower earnings from international energy distribution businesses and (4) increased interest on long-term debt due to
higher amounts of debt outstanding.   For further information on
past and future underrecoveries under the PPA, see Power Purchases from the MCV Partnership in Note 2.

The increase in consolidated net income for the twelve months ended June 30, 1998 compared to the same period in 1997 reflects (1) Consumers' change in accounting for property taxes as discussed above and a $9 million adjustment of Consumers' prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds, (2) Consumers' increased electric sales partially offset by increased operating and maintenance expenses, (3) an increase in international plants earnings and operating fees from the independent power production business, increased earnings from the MCV Partnership, and a gain on the sale of a biomass project power purchase agreement, (4) a gain on the sale of Petal Gas Storage Company and a gain on the sale of Australian gas reserves in the gas transmission, storage and processing business and (5) an increase in oil production and recognition of a gain on the sale of CMS NOMECO's entire interest in oil and gas properties in Yemen. Partially offsetting these increases were the (1) recognition of Consumers' after-tax loss associated with the underrecovery of power costs under the PPA as discussed above, (2) Consumers' decreased gas deliveries due to warmer weather during the first half of 1998 (3) lower oil prices in the oil and gas exploration and production business, (4) a scheduled decrease in the industry expertise service fee income earned in connection with Loy Yang and (5) increased interest on long-term debt due to higher amounts of debt outstanding.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

Consumers' Electric Business Unit Results of Operations

Electric Pretax Operating Income:
                                                              In Millions
                                 Three Months    Six Months  Twelve Months
                               Ended June 30  Ended June 30  Ended June 30
Change Compared to Prior Year    1998 vs 1997  1998 vs 1997  1998 vs 1997
                                  ----------- -------------- ------------

Sales (including special
  contract discounts)                  $  5         $ 12         $ 12
Other non-commodity revenue               1           (1)           -
Operations and maintenance                1           10           35
General taxes and depreciation           (4)          (5)         (18)
                                      -----         -----        -----
Total change                           $  3         $ 16         $ 29
                                      =====         =====        =====

Electric Deliveries: Total electric deliveries increased 8.0 percent for the three months ended June 30, 1998 over the same period in 1997. The increase includes a 2.9 percent increase in deliveries to ultimate customers, primarily within the commercial and industrial classes, and a 5.1 percent increase in intersystem and wholesale customer deliveries. For the six months ended
June 30, 1998, total electric deliveries increased 7.2 percent over the comparable 1997 period. Deliveries to ultimate customers were up 2.1 percent, mainly from increased deliveries to commercial and industrial classes, with the remaining 5.1 percent attributable to an increase in sales between utility systems and wholesale deliveries. For the twelve months ended June 30, 1998, total electric deliveries increased 5.3 percent over the comparable 1997 period. The increase is primarily attributable to an increase in intersystem deliveries and a 1.3 percent increase in deliveries to ultimate customers, primarily within the industrial class.



Power Costs:

                                                              In Millions
June 30                                    1998         1997       Change
                                          -----        -----        -----
Three months ended                       $  312       $  270        $  42
Six months ended                            583          552           31
Twelve months ended                       1,170        1,119           51
                                          =====        =====        =====

Power costs increased for all the reported periods ended June 30, 1998 compared to 1997. Both internal generation and power purchases from outside sources increased during these periods to meet increased sales demand.

Uncertainties: CMS Energy's financial position may be affected by a number of trends or uncertainties that have had, or CMS Energy reasonably expects will have a materially favorable or unfavorable impact on net sales, revenues, or income from continuing electric operations. Such uncertainties are: 1) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 2) capital expenditures for compliance with the Clean Air Act; 3) suits by various parties relating to the effect of so-called stray voltage on certain livestock; 4) suits by two independent power producers alleging antitrust violations and economic losses due to special electric contracts signed by Consumers; 5) cost recovery relating to the MCV Facility, nuclear plant investments and an experimental direct-access program; 6) electric industry restructuring; 7) after-tax cash underrecoveries associated with power purchases from the MCV Partnership; and 8) Big Rock decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties see Note 2, "Consumers' Electric Business Unit Contingencies-Electric Environmental Matters", "Consumers' Electric Business Unit Contingencies-Stray Voltage", "Consumers' Electric Business Unit Contingencies-Anti-Trust", "Other Consumers' Electric Business Unit Uncertainties-Power Purchases from the MCV Partnership", "Consumers' Electric Business Unit Rate Matters-Electric Restructuring", "Consumers' Electric Business Unit Rate Matters-Electric Proceedings" and " Other Consumers' Electric Business Unit Uncertainties-Nuclear Matters", incorporated by reference herein.

For information about Consumers' electricity option contracts, see
Note 5, "Risk Management Activities and Derivatives Transactions-Commodity Price Hedges", incorporated by reference herein.

Consumers Gas Group Results of Operation
                                                               In Millions
                                Three Months     Six Months  Twelve Months
                               Ended June 30  Ended June 30  Ended June 30
Change Compared to Prior Year   1998 vs 1997   1998 vs 1997   1998 vs 1997
                               -------------    -----------    -----------
Sales                               $ (5)          $(18)          $(21)
Gas wholesale and
  retail service activities            -             (3)            (6)
Operations and maintenance            (1)            (9)             6
General taxes, depreciation
  and other                            4              4              5
                                     -----         -----           -----
Total change                        $ (2)           $(26)          $(16)
                                     =====         =====           =====

Gas Deliveries: System deliveries for the three month period ended June 30, 1998, including miscellaneous transportation, totaled 61 bcf, a decrease of 15 bcf or 19 percent compared to the three month period ended June 30, 1997. Deliveries for the six month period ended June 30, 1998, including miscellaneous transportation, totaled 208 bcf, a decrease of 37 bcf or 15 percent compared to the six month period ended June 30, 1997. For the twelve month period ended June 30, 1998, deliveries including miscellaneous transportation, totaled 383 bcf, a decrease of 41 bcf or 10 percent compared to the twelve month period ended June 30, 1997. The decreased deliveries for three month, six month and twelve month periods ended reflect warmer temperatures primarily for the first quarter of 1998.

Cost of Gas Sold:

                                             In Millions
June 30                      1998       1997      Change
                            -----      -----       -----

Three months ended           $ 74       $118       $ (44)
Six Months ended              338        432         (94)
Twelve months ended           600        729        (129)
                            =====      =====       =====

The cost decreases for the three month, six month and twelve month periods ended June 30, 1998 were the result of decreased sales and lower gas costs reflecting warmer temperatures during the winter heating seasons.

Uncertainties: CMS Energy's financial position may be affected by a number of trends or uncertainties that have had, or CMS Energy reasonably expects will have, a materially favorable or unfavorable impact on net sales or revenues or income from continuing gas operations. Such uncertainties are: 1) potential environmental costs at a number of sites including sites formerly housing manufactured gas plant facilities; 2) ongoing litigation relating to a pricing dispute with gas producers; and 3) a statewide experimental gas transportation pilot program. For detailed information about these uncertainties see Note 2, "Consumers' Gas Group Contingencies-Gas Environmental Matters", "Consumers' Gas Group Matters-GCR Matters", and "Consumers' Gas Group Matters-Gas Restructuring", incorporated by reference herein.

For information about Consumers' gas forward contracts, see Note 5, "Risk Management Activities and Derivatives Transactions-Commodity Price Hedges", incorporated by reference herein.

Independent Power Production Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended June 30, 1998 increased $25 million (100 percent) over the comparable period in 1997. This increase primarily reflects increased operating income from international plants earnings and fees, increased earnings from the MCV Partnership, lower net operating expenses and a $12 million gain on the sale of a biomass project power purchase agreement. Pretax operating income for the six months ended June 30, 1998 increased $31 million (89 percent) over the comparable period in 1997, primarily reflecting an increase in international plants earnings and operating fees, increased earnings from the MCV Partnership and a $12 million gain on the sale of a biomass project power purchase agreement. Pretax operating income for the twelve months ended June 30, 1998 increased $57 million (81 percent) from the comparable period in 1997, primarily reflecting increased operating income resulting from increased international earnings, construction management fees earned in connection with Jorf Lasfar, increased earnings from the MCV Partnership and a $12 million gain on the sale of a biomass project power purchase agreement, partially offset by lower industry expertise service fee income earned in connection with Loy Yang.

Oil and Gas Exploration and Production Results of Operations

Pretax Operating Income:   Pretax operating income for the three
months ended June 30, 1998 increased $4 million (133 percent) from the comparable period in 1997. This increase is the result of higher oil production, higher gas prices and decreased exploration
expenses, partially offset by sharply lower oil prices.   Pretax
operating income for the six months ended June 30, 1998 increased $6 million (200 percent) over the comparable period in 1997 due to lower exploration expenses, increased oil production and higher gas prices, partially offset by reduced oil prices. Pretax operating income for the twelve months ended June 30,1998 increased $14 million (78 percent) from the comparable period in 1997, primarily due to increased oil production, lower exploration expenses and a gain on the sale of CMS NOMECO's entire interest in oil and gas properties in Yemen, partially offset by sharply lower oil prices and decreased gas production.

CMS NOMECO changed its method of accounting effective January 1, 1998 for oil and gas operations from the full cost method to the successful efforts method. CMS NOMECO believes that the successful efforts method will minimize asset write-offs caused by periodic price swings, which may not be representive of overall or long-term markets, and will allow its results of operations to be more easily compared to other oil and gas companies. Nitrotec Corporation, in which CMS Gas Transmission has an equity investment, also elected to convert effective January 1, 1998 from the full cost method of accounting to the successful efforts method of accounting. All prior period financial statements have been restated to conform with successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $175 million for CMS NOMECO and $15 million for CMS Gas Transmission, primarily attributable to a decrease in net plant and property and deferred tax liability of $270 million and $95 million, respectively, for CMS NOMECO and a $15 million decrease in CMS Gas Transmission's equity investment in Nitrotec Corporation. The combined effects of the changes in accounting method resulted in an increase in net income of $5 million ($.06 per share) for the three months ended March 31, 1998, and a decrease of $6 million ($.06 per share) for the three months ended March 31, 1997; see Note 6.

Natural Gas Transmission, Storage and Processing Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended June 30, 1998 increased $2 million (29 percent) over the comparable period in 1997, primarily as a result of a gain on the sale of Australian gas reserves, lower operating expenses and higher earnings from domestic and international operations. Pretax operating income for the six months ended June 30, 1998 increased $6 million (38 percent) over the comparable 1997 period primarily reflecting a gain in the first quarter of 1998 on the sale of Petal Gas Storage Company, a gain on the sale of Australian gas reserves, and lower operating expenses, partially offset by a gain in the first quarter of 1997 on the sale of a portion of the Ames gas gathering system. Pretax operating income for the twelve months ended June 30, 1998 increased $9 million (38 percent) over the comparable period in 1997, reflecting a gain on the sale of Petal Gas Storage Company, a gain on the sale of Australian gas reserves, and increased earnings attributable to domestic and international operations.

Marketing, Services and Trading Results of Operations

Pretax Operating Income: CMS MST's 1998 results compared to prior year reflect management's substantial and continued commitment of resources to develop and capture the opening of the electric and energy management markets.

Wholesale electric marketing volumes reached 3,384,000 MW for the six months ended June 30, 1998 compared to none for the comparable period in 1997. Pretax operating income for the twelve months ended June 30, 1998 decreased $8 million from the comparable period in 1997, primarily reflecting lower gas margins and higher costs reflecting management's continuing commitment to future electric and energy management growth. Gas marketed for end users totaled 156 bcf and 79 bcf for the six months ended June 30, 1998 and 1997, respectively. Energy management service revenues for the six months ended June 30, 1998 increased 80 percent over the comparable 1997 period.

Market Risk Information

CMS Energy is exposed to market risk including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity prices. Derivative instruments including, but not limited to, futures contracts, swaps, options and forward contracts may be used to manage these exposures. Derivatives are principally used as hedges and not for trading purposes. During the second quarter of 1998, trading activities were immaterial. In the case of hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

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

Interest Rate Risk: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt (including current maturities) was $4.4 billion at June 30, 1998 with a fair value (including current maturities) of $4.4 billion. The fair value of CMS Energy's financial derivative instruments at June 30, 1998, with a notional amount of $803 million, was $2 million, representing the amount that CMS Energy would have paid to terminate these agreements on June 30, 1998. In accordance with SEC disclosure requirements, CMS Energy performed a sensitivity analysis. The analysis assesses the potential loss in fair value, cash flows and earnings based upon hypothetical increases and decreases in market interest rates. A hypothetical 10 percent adverse shift in market rates in the near term would not have a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of June 30, 1998.

Limitations of the Sensitivity Model: Management does not believe that a sensitivity analysis alone provides an accurate or reliable method for monitoring and controlling risk. Therefore, CMS Energy and its subsidiaries rely on the experience and judgement of senior management and traders to revise strategies and adjust positions as they deem necessary. Losses in excess of the amounts determined could occur if market rates or prices exceed the 10 percent shift used for the analysis. The model assumes that the maximum exposure associated with purchased options is limited to premiums paid. The model assumes that the Trust Preferred Securities are not converted into CMS Energy Common Stock. If the conversion occurred, the $173 million of Trust Preferred Securities would be discharged through the issuance of 4.2 million shares of CMS Energy Common Stock. The model also does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

For a discussion of accounting policies related to derivative transactions, see Note 5.


CAPITAL RESOURCES AND LIQUIDITY

Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from subsidiaries. In the second quarter of 1998, Consumers paid a $50 million common dividend to CMS Energy. In July 1998, Consumers declared a $44 million common dividend to be paid in August 1998. In the first quarter of 1998, Enterprises paid common dividends and other distributions of $34 million to CMS Energy. CMS Energy's consolidated operating cash requirements are further met by its operating and financing activities.

Operating Activities: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the sale and transportation of natural gas by Consumers; the generation, transmission, and sale of electricity by Consumers; the sale of oil and natural gas by CMS NOMECO; the transportation, storage and processing of natural gas by CMS Gas Transmission; and the production and sale of electricity by other affiliates. Consolidated cash from operations totaled $309 million and $358 million for the first six months of 1998 and 1997, respectively. The $49 million decrease resulted primarily from a decrease of $47 million in Consumers' sale of accounts receivable and a $29 million net decrease reflecting the cumulative effect of the accounting change for property taxes and an increased provision for underrecoveries under the PPA, both of which are noncash items. These decreases were partially offset by increases in consolidated net income and deferred income taxes. CMS Energy uses its operating cash primarily to expand its international businesses, to maintain and expand electric and gas systems of Consumers, to retire portions of its long-term debt and to pay dividends.

Investing Activities: CMS Energy's consolidated net cash used in investing activities totaled $467 million and $912 million for the first six months of 1998 and 1997, respectively. The decrease of $445 million primarily reflects decreased investments in international projects. CMS Energy's 1998 expenditures for its utility and international businesses were $181 million and $292 million, respectively, compared to $171 million and $711 million, respectively, during 1997.

Financing Activities: CMS Energy's consolidated net cash provided by financing activities totaled $319 million and $549 million for the first six months of 1998 and 1997, respectively. The decrease of $230 million in net cash provided by financing activities resulted from an $800 million increase in the issuance of new securities (see table below), offset by increases in the retirement of bonds and other long-term debt ($427 million) and the repayment of bank loans ($552 million).

                                                    In Millions
                                       Distribution/  Principal
               Month Issued  Maturity  Interest Rate    Amount Use of Proceeds
               ------------ ---------  ------------   -------  ---------------
CMS Energy
GTNs
   Series D           (1)        (1)      6.8% (1)    $ 104  General corporate
                                                               purposes

Extendible Tenor
  Rate Adjusted
  Securities       January      2005      7.0%           180  Pay down
                                                                borrowings

                                                    --------
                                                        $284

Consumers
Senior Notes (2)   February     2008       6.375%       $250     Pay down
                                                                   First
                                                                   Mortgage
                                                                   Bonds

Senior Notes (2)      March     2018       6.875%        225     Pay down
                                                                   First
                                                                   Mortgage
                                                                   Bonds

Senior Notes (2)        May     2008       6.2%(3)       250     Pay down
                                                                   First
                                                                   Mortgage
                                                                   Bonds and
                                                                   Long-Term
                                                                   Bank Debt

Senior Notes (2)       June     2018       6.5%(4)       200     Pay down
                                                                   First
                                                                   Mortgage
                                                                   Bonds and
                                                                   general
                                                                   corporate
                                                                   purposes



Long-Term Bank Debt      May   2001-2003   6.05%(5)      225     Pay down
                                                                   Long-Term
                                                                   Bank Debt

                                                 ------------

Total through June 30, 1998                           $1,434



(1) GTNs   are issued from time to time with various maturities.
The rate shown herein is a weighted average interest rate.
(2) The Senior Notes are secured by Consumers' First Mortgage Bonds issued contemporaneously in a similar amount.
(3) The interest rate may be reset in May 2003.
(4) The interest rate will be reset in June 2005.
(5) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.

As of June 30, 1998, CMS Energy had an aggregate $302 million in securities registered for future issuance and sale. CMS Energy also has Senior Credit Facilities, unsecured lines of credit and letters of credit as sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures. For detailed information, see "Short-Term and Long-Term Financing, and Capitalization-CMS Energy" in Note 3, incorporated by reference herein.

Consumers has FERC authorization to issue securities and guarantees. Consumers has a credit facility, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures as of June 30, 1998. For detailed information, see "Short-Term and Long-Term Financings, and Capitalization-Consumers" in Note 3, incorporated by reference herein.

In February and May 1998, CMS Energy declared and paid $61 million in cash dividends to holders of CMS Energy Common Stock and $5 million in cash dividends to holders of Class G Common Stock. In July 1998, the Board of Directors declared quarterly dividends of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock, payable in August 1998. This represents an increase in the annualized dividend on CMS Energy Stock to $1.32 per share from the previous amount of $1.20 per share (a 10 percent increase), and an increase in the annualized dividend on Class G Common Stock to $1.30 per share from the previous dividend of $1.24 per share (a 4.8 percent increase).

Other Investing and Financing Matters: At June 30, 1998, the book value per share of CMS Energy Common Stock and Class G Common Stock was $17.57 and $10.92, respectively.

CMS Energy has a bank commitment through December 1998 to enter into a $600 million credit agreement to fund investments in power projects.

CMS Energy's $400 million, 364-day revolving credit facility expired June 30, 1998, and was not renewed.

On August 3, 1998, CMS Energy announced the execution of a merger agreement with Continental Natural Gas, Inc. ("CNGL"), a $185 million (assets) energy company engaged in gathering, processing, purchasing and marketing natural gas and natural gas liquids in Oklahoma and Texas. Approximately $65 million of CMS Energy Common Stock will be issued to acquire 100 percent of CNGL's common stock and approximately $90 million of CNGL debt will be assumed in the transaction, which is intended to be accounted for as a pooling of interests. The merger agreement is subject to ratification by the holders of a majority of CNGL's common stock and certain regulatory filings. The transaction is expected to close in the fourth quarter of 1998.

The following discussions contain forward-looking statements. See the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those discussed herein.

Capital Expenditures

Looking forward, CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $3.8 billion over the next three years. Cash generated by operations is expected to satisfy a substantial portion of these capital expenditures. Nevertheless, CMS Energy will continue to evaluate capital markets in 1998 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:




                                                           In Millions
Years Ended December 31                       1998      1999      2000
                                             -----     -----     -----

Consumers electric operations (a) (b)      $   320   $   265   $   255
Consumers gas operations (a)                   115       115       115
Independent power production                   398       469       400
Oil and gas exploration and production         110       160       175
Natural gas transmission and storage           241        61       100
International energy distribution              141       125       100
Marketing, services and trading                 50        25        30
                                             -----     -----     -----

                                            $1,375    $1,220     $1,175
                                             =====     =====      =====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2.

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


OUTLOOK

As the deregulation and privatization of the energy industry takes place in the United States and internationally, CMS Energy has positioned itself to be a leading international energy infrastructure company developing and operating energy facilities and providing energy services in major world growth markets.
CMS Energy provides a complete range of international energy expertise from energy production to consumption. Beyond 1998 it intends to continue to grow its businesses by finding opportunities to invest in additional energy infrastructures and to capitalize on being a major, full-service energy company. CMS Energy will seek to increase its involvement in energy projects by pursuing opportunities in oil and gas exploration and production projects, natural gas pipelines, storage and processing facilities, power generation, and electric and gas distribution systems around the world. In addition, CMS Energy will focus more on marketing energy services and trading to take advantage of continued growth opportunities in both the domestic and international markets.

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

To improve the focus of its international energy businesses, CMS Energy has separated its development efforts from the operations of its assets. CMS Energy conducts its development efforts from offices in four regions of the world: Dearborn, Michigan for The Americas - Northern Hemisphere; Buenos Aires for The Americas - Southern Hemisphere; London for Africa and the Middle East; and Singapore for Asia.

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

Consumers' Electric Business Unit Outlook

Growth: Consumers expects average annual growth of two and one-half percent per year in electric system deliveries over the next five years, absent the impact of restructuring on the industry and its regulation in Michigan. Abnormal weather, changing economic conditions, or the developing competitive market for electricity may affect actual electric sales in future periods.

Electric Restructuring: Consumers' electric retail service is affected by competition. To meet the challenge of competition, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option of terminating their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool, through at least December 2000, while Detroit Edison contends that the pool agreement should be terminated immediately. Among Consumers' alternatives in the event of the pool being terminated would be joining an independent system operator. FERC has indicated this preference for structuring the operations of the electric transmission grid.

As discussed in the Form 10-K, several orders were issued and numerous appeals are pending at the Court of Appeals relating to the restructuring of the electric utility industry since June 1997. Consumers cannot predict the outcome or timing of these matters. For material changes relating to the restructuring of the electric utility industry see "Electric Business Unit Rate Matters - Electric Restructuring" in Note 2, incorporated by reference herein.

Electric Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. Consumers believes that the generation segment of its business is still subject to rate regulation based upon its present obligation to continue providing generation service to its customers, and the lack of definitive deregulation orders. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business. According to Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. Because the February 1998 MPSC order allows Consumers to fully recover its transition costs, Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business. At June 30, 1998, Consumers had $261 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.3 billion included in electric plant and property. For further information regarding electric restructuring, see "Restructuring" above.

Consumers' Gas Group Outlook

Growth: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption may affect actual gas deliveries in future periods. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety and home security.

In 1997, LIHEAP provided approximately $64 million in heating assistance to about 312,000 Michigan households, with approximately 13 percent of the funds going to Consumers' customers. Congress provided approximately $54 million in funding for Michigan for 1998. In June 1998, the House Labor, Health and Human Services Appropriations Subcommittee voted to propose elimination of LIHEAP for fiscal year 1999. In July 1998, the full Committee accepted the subcommittee proposal (which eliminates LIHEAP). The full House of Representatives is expected to vote on this bill before October 1, 1998. Many interested parties, including the Senate Labor and Human Resources Committee, are working to restore funding for the program; however, Consumers cannot predict the legislative outcome of funding for this program.

Gas Application of SFAS 71: Based on a regulated utility accounting standard, SFAS 71, Consumers may defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval.
Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.


OTHER  MATTERS

New Accounting Standards

In 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard requires expanded disclosure effective for 1998. Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which will be effective for 1999. CMS Energy does not expect the application of these standards to materially affect its financial position, liquidity or results of operations. In addition, in 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. CMS Energy has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

Computer Modifications For Year 2000

CMS Energy uses software and related technologies throughout its businesses that the year 2000 date change will affect and, if uncorrected, could cause CMS Energy to, among other things, issue inaccurate bills, report inaccurate data, or incur generating plant outages. In 1995, CMS Energy began modifying its own computer software systems by dividing programs requiring modification between critical and noncritical programs. All essential program modifications are expected to be completed by the year 2000. CMS Energy devoted significant internal and external resources to these modifications. It will expense anticipated spending for these modifications as incurred, while capitalizing and amortizing the costs for new software over the software's useful life. CMS Energy does not expect that the cost of these modifications will materially affect its financial position, liquidity or results of operations. There can be no guarantee, however, that these costs, plans or time estimates will be achieved, and actual results could differ materially. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer code, and the year 2000 readiness of CMS Energy's vendors, large customers and other third parties with whom it does business.

Because of the integrated nature of CMS Energy's business with other energy companies, utilities, jointly owned facilities operated by other entities, and business conducted with suppliers and large customers, CMS Energy may be indirectly affected by year 2000 compliance complications. At this time, CMS Energy is unable to anticipate the magnitude of the operational or financial impact on CMS Energy of year 2000 issues.

Foreign Currency Translation

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. As of June 30, 1998 the cumulative foreign currency translation adjustment was $123 million relating primarily to the U.S. and Australian dollar exchange rate fluctuations related to Loy Yang. Although management currently believes that the Australian economy is stable and does not expect currency exchange rate fluctuations over the long term to materially adversely affect CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar. CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $595 million at June 30, 1998, which includes $550 million for Australian foreign exchange contracts.




Forward-Looking Information

Forward-looking information is included throughout this report.
This report also describes material contingencies in the Notes to the Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ are set forth in CMS Energy's 1997 Form 10-K, "Management's Discussion and Analysis, Forward-Looking
Information."

               (This page intentionally left blank)

                                                CMS Energy Corporation
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                                Three Months Ended       Six Months Ended   Twelve Months Ended
June 30                                            1998      1997*        1998      1997*        1998     1997*
                                                                          In Millions, Except Per Share Amounts
Operating Revenue
  Electric utility                               $  649     $  598      $1,261     $1,218      $2,558    $2,492
  Gas utility                                       170        220         599        718       1,085     1,242
  Independent power production                       75         42         119         71         216       105
  Natural gas transmission, storage and processing   22         26          49         52          93        82
  Oil and gas exploration and production             19         20          31         37          87       147
  Marketing, services and trading                   196        114         443        213         922       339
  Other                                               1          2           4          8           9        18
                                                 ------     ------      ------     ------      ------    ------
                                                  1,132      1,022       2,506      2,317       4,970     4,425
                                                 ------     ------      ------     ------      ------    ------
Operating Expenses
  Operation
    Fuel for electric generation                     85         75         164        149         334       311
    Purchased power - related parties               144        146         290        297         592       600
    Purchased and interchange power                  88         53         142        115         270       226
    Cost of gas sold                                182        223         645        621       1,335     1,042
    Other                                           248        172         460        348         853       747
                                                 ------     ------      ------     ------      ------    ------
                                                    747        669       1,701      1,530       3,384     2,926
  Maintenance                                        42         41          79         82         171       182
  Depreciation, depletion and amortization          107        106         235        234         468       446
  General taxes                                      48         48         106        109         208       206
                                                 ------     ------      ------     ------      ------    ------
                                                    944        864       2,121      1,955       4,231     3,760
                                                 ------     ------      ------     ------      ------    ------
Pretax Operating Income (Loss)
  Electric utility                                  107        104         226        210         448       419
  Gas utility                                        21         23          75        101         127       143
  Independent power production                       50         25          66         35         127        70
  Natural gas transmission, storage and processing    9          7          22         16          33        24
  Oil and gas exploration and production              7          3           9          3          32        18
  Marketing, services and trading                     1          -           -          1          (7)        1
  Other                                              (7)        (4)        (13)        (4)        (21)      (10)
                                                 ------     ------      ------     ------      ------    ------
                                                    188        158         385        362         739       665
                                                 ------     ------      ------     ------      ------    ------
Other Income (Deductions)
  Loss on MCV power purchases                         -          -         (37)         -         (37)        -
  Accretion income                                    1          2           3          4           7         9
  Accretion expense                                  (4)        (4)         (8)        (9)        (17)      (17)
  Other, net                                          3          1           6          2           2         -
                                                 ------     ------      ------     ------      ------    ------
                                                      -         (1)        (36)        (3)        (45)       (8)
                                                 ------     ------      ------     ------      ------    ------
Fixed Charges
  Interest on long-term debt                         78         67         154        127         300       241
  Other interest                                     13         12          25         22          52        46
  Capitalized interest                               (7)        (4)        (11)        (6)        (18)       (9)
  Preferred dividends                                 5          7          10         14          21        28
  Preferred securities distributions                  8          3          16          5          29         9
                                                 ------     ------      ------     ------      ------    ------
                                                     97         85         194        162         384       315
                                                 ------     ------      ------     ------      ------    ------
Income Before Income Taxes                           91         72         155        197         310       342

Income Taxes                                         26         25          45         72          81       124
                                                 ------     ------      ------     ------      ------    ------
Consolidated Net Income before cumulative
  effect of change in accounting principle           65         47         110        125         229       218
Cumulative effect of change in accounting
  for property taxes, net of $23 tax (Note 1)         -          -          43          -          43         -
                                                 ------     ------      ------     ------      ------    ------
Consolidated Net Income                          $   65     $   47      $  153     $  125      $  272    $  218
                                                 ======     ======      ======     ======      ======    ======





                                                Three Months Ended       Six Months Ended   Twelve Months Ended
June 30                                            1998      1997*        1998      1997*        1998     1997*
                                                                          In Millions, Except Per Share Amounts
Net Income Attributable to Common Stocks
     CMS Energy                                  $   64    $    45      $  143    $   114      $  258    $  206
     Class G                                     $    1    $     2      $   10    $    11      $   14    $   12
                                                 ------     ------      ------     ------      ------    ------
Average Common Shares Outstanding
     CMS Energy                                     101         95         101         95          99        94
     Class G                                          8          8           8          8           8         8
                                                 ------     ------      ------     ------      ------    ------
Basic Earnings Per Average Common Share
  Before Change in Accounting Principle
     CMS Energy                                  $  .63    $   .48      $ 1.02    $  1.21      $ 2.20    $ 2.19
     Class G                                     $  .12    $   .16      $  .84    $  1.34      $ 1.35    $ 1.52
                                                 ------     ------      ------     ------      ------    ------
Cumulative Effect of Change in Accounting
  Principle, Net of Tax, Per Average
  Common Share
     CMS Energy                                  $    -    $     -      $  .40    $     -      $  .40    $    -
     Class G                                     $    -    $     -      $  .36    $     -      $  .36    $    -
                                                 ------     ------      ------     ------      ------    ------
Basic Earnings Per Average Common Share
     CMS Energy                                  $  .63    $   .48      $ 1.42    $  1.21      $ 2.60    $ 2.19
     Class G                                     $  .12    $   .16      $ 1.20    $  1.34      $ 1.71    $ 1.52
                                                 ------     ------      ------     ------      ------    ------
Diluted Earnings Per Average Common Share
     CMS Energy                                  $  .62    $   .48      $ 1.39    $  1.20      $ 2.57    $ 2.18
     Class G                                     $  .12    $   .16      $ 1.20    $  1.34      $ 1.71    $ 1.52
                                                 ------     ------      ------     ------      ------    ------
Dividends Declared Per Common Share
     CMS Energy                                  $  .30    $   .27      $  .60    $   .54      $ 1.20    $ 1.08
     Class G                                     $  .31    $  .295      $  .62    $   .59      $ 1.24    $ 1.18
                                                 ------     ------      ------     ------      ------    ------


* Restated, see Note 1.

The accompanying condensed notes are an integral part of these statements.


                                                CMS Energy Corporation
                                              Consolidated Balance Sheets

ASSETS                                                                   June 30                        June 30
                                                                            1998     December 31          1997*
                                                                      (Unaudited)          1997*     (Unaudited)
                                                                                                    In Millions
Plant and Property (At Cost)
  Electric                                                               $ 6,579         $ 6,491        $ 6,467
  Gas                                                                      2,478           2,528          2,467
  Oil and gas properties (successful efforts method)                       1,280           1,237          1,179
  Other                                                                      171             168             99
                                                                         -------         -------        -------
                                                                          10,508          10,424         10,212
  Less accumulated depreciation, depletion and amortization                5,667           5,541          5,381
                                                                         -------         -------        -------
                                                                           4,841           4,883          4,831
  Construction work-in-progress                                              307             261            281
                                                                         -------         -------        -------
                                                                           5,148           5,144          5,112
                                                                         -------         -------        -------
Investments
  Independent power production                                               890             792            846
  Natural gas transmission, storage and processing                           305             241            224
  International energy distribution                                          259             255             65
  First Midland Limited Partnership (Note 2)                                 247             242            237
  Midland Cogeneration Venture Limited Partnership (Note 2)                  189             171            148
  Other                                                                       36              45             23
                                                                         -------         -------        -------
                                                                           1,926           1,746          1,543
                                                                         -------         -------        -------
Current Assets
  Cash and temporary cash investments at cost, which approximates market     230              69             53
  Accounts receivable and accrued revenue, less allowances
    of $7, $7 and $9, respectively (Note 3)                                  509             495            353
  Inventories at average cost
    Gas in underground storage                                               178             197            125
    Materials and supplies                                                    89              87             95
    Generating plant fuel stock                                               35              35             28
  Deferred income taxes                                                        2              38             28
  Prepayments and other                                                      214             235            133
                                                                         -------         -------        -------
                                                                           1,257           1,156            815
                                                                         -------         -------        -------
Non-current Assets
  Nuclear decommissioning trust funds                                        521             486            443
  Postretirement benefits                                                    389             404            419
  Abandoned Midland Project                                                   83              93            103
  Other                                                                      534             479            429
                                                                         -------         -------        -------
                                                                           1,527           1,462          1,394
                                                                         -------         -------        -------
Total Assets                                                             $ 9,858         $ 9,508        $ 8,864
                                                                         =======         =======        =======





STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 June 30                        June 30
                                                                            1998     December 31          1997*
                                                                      (Unaudited)          1997*     (Unaudited)
                                                                                                    In Millions
Capitalization
  Common stockholders' equity                                            $ 1,877         $ 1,787        $ 1,635
  Preferred stock of subsidiary                                              238             238            356
  Company-obligated mandatorily redeemable Trust Preferred Securities of:
    Consumers Power Company Financing I (a)                                  100             100            100
    Consumers Energy Company Financing II (a)                                120             120              -
  Company-obligated convertible Trust Preferred Securities of
    CMS Energy Trust I (b)                                                   173             173            173
  Long-term debt                                                           4,294           3,272          3,077
  Non-current portion of capital leases                                       78              75             89
                                                                         -------         -------        -------
                                                                           6,880           5,765          5,430
                                                                         -------         -------        -------


Current Liabilities
  Current portion of long-term debt and capital leases                       126             643            690
  Notes payable                                                              255             382            246
  Accounts payable                                                           302             398            286
  Accrued taxes                                                              160             272            191
  Accounts payable - related parties                                         114              80             65
  Accrued interest                                                            56              51             50
  Power purchases (Note 2)                                                    47              47             47
  Accrued refunds                                                             11              12              7
  Other                                                                      178             190            171
                                                                         -------         -------        -------
                                                                           1,249           2,075          1,753
                                                                         -------         -------        -------


Non-current Liabilities
  Deferred income taxes                                                      693             648            599
  Postretirement benefits                                                    504             514            524
  Power purchases (Note 2)                                                   146             133            157
  Deferred investment tax credit                                             146             151            156
  Regulatory liabilities for income taxes, net                                59              54             81
  Other                                                                      181             168            164
                                                                         -------         -------        -------
                                                                           1,729           1,668          1,681
                                                                         -------         -------        -------


Commitments and Contingencies (Note 2)


Total Stockholders' Investment and Liabilities                           $ 9,858         $ 9,508        $ 8,864
                                                                         =======         =======        =======


(a)  The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers.  The primary asset of Consumers Energy Company
Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from
Consumers.
(b)  The primary asset of CMS Energy Trust I is $178 million principal amount of 7.75 percent convertible subordinated debentures due 2027 from CMS Energy.

* Restated, see Note 1.

The accompanying condensed notes are an integral part of these statements.


                            CMS Energy Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                       Six Months Ended  Twelve Months Ended
June 30                                     1998   1997*     1998    1997*
                                                               In Millions
Cash Flows from Operating Activities
  Consolidated net income                 $  153  $  125   $  272   $  218
    Adjustments to reconcile net income
      to net cash provided by
      operating activities
        Depreciation, depletion and
          amortization (includes nuclear
          decommissioning of $25, $24,
          $50 and $49, respectively)         235     234      468      446
        Deferred income taxes and
          investment tax credit               84      16       92       43
        Loss on MCV power purchases           37       -       37        -
        Capital lease and debt discount
          amortization                        29      22       51       41
        Accretion expense                      8       9       17       17
        Accretion income - abandoned
          Midland project                     (3)     (4)      (7)      (9)
        Cumulative effect of accounting
          change for property taxes          (66)      -      (66)       -
        Undistributed earnings of related
          parties                            (34)    (20)     (72)     (40)
        Power purchases                      (32)    (30)     (64)     (66)
        Other                                  3      (6)      (1)      16
        Changes in other assets and
          liabilities                       (105)     12     (152)    (138)
                                          ------  ------   ------   ------
          Net cash provided by operating
            activities                       309     358      575      528
                                          ------  ------   ------   ------
Cash Flows from Investing Activities
  Capital expenditures (excludes assets
    placed under capital lease)             (289)   (342)    (625)    (745)
  Investments in partnerships and
    unconsolidated subsidiaries             (162)   (534)    (458)    (564)
  Cost to retire property, net               (44)    (11)     (61)     (31)
  Investments in nuclear decommissioning
    trust funds                              (25)    (24)     (50)     (49)
  Other                                      (42)    (14)     (43)      (4)
  Proceeds from sale of property              68      13      104       77
  Proceeds from nuclear decommissioning
    trust funds                               27       -       27        -
                                          ------  ------   ------   ------
          Net cash used in investing
          activities                        (467)   (912)  (1,106)  (1,316)
                                          ------  ------   ------   ------
Cash Flows from Financing Activities
  Proceeds from bank loans, notes
    and bonds                              1,554     581    2,187      629
  Issuance of common stock                    30      30      224      109
  Repayment of bank loans                   (574)    (22)    (581)     (31)
  Retirement of bonds and other
    long-term debt                          (476)    (49)    (948)     (86)
  Increase (decrease) in notes payable, net (127)    (87)       9      138
  Payment of common stock dividends          (66)    (56)    (129)    (111)
  Payment of capital lease obligations       (22)    (21)     (45)     (39)
  Proceeds from preferred securities           -     173      113      173
  Retirement of common stock                   -       -       (2)      (1)
  Retirement of preferred stock                -       -     (120)       -
                                           -----   ------   ------  ------
          Net cash provided by financing
            activities                       319     549      708      781
                                           ------  ------   ------   ------
Net Increase (Decrease) in Cash and
  Temporary Cash Investments                 161      (5)     177       (7)
Cash and Temporary Cash Investments,
  Beginning of Period                         69      58       53       60
                                           ------  ------   ------   ------
Cash and Temporary Cash Investments,
  End of Period                           $  230  $   53   $  230   $   53
                                          ======   ======   ======   ======

Other cash flow activities and non-cash
  investing and financing activities were:
Cash transactions
  Interest paid (net of amounts
    capitalized)                          $  160  $  135   $  318   $  267
  Income taxes paid (net of refunds)          31      46       52       83
Non-cash transactions
  Nuclear fuel placed under capital lease $   15  $    3   $   16   $   31
  Other assets placed under capital leases     7       3       10        5
                                          ======  ======   ======   ======


All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

*Restated, see Note 1.

The accompanying condensed notes are an integral part of these statements.



                            CMS Energy Corporation
            Consolidated Statements of Common Stockholders' Equity
                                  (Unaudited)
                         Three Months EndedSix Months EndedTwelve Months Ended
June 30                        1998   1997*   1998    1997*  1998    1997*
                                                               In Millions
Common Stock
  At beginning and end
    of period                $    1  $    1 $    1  $    1  $    1   $    1
                             ------  ------ ------   ------  ------   ------
Other Paid-in Capital
  At beginning of period      2,287   2,062  2,267    2,045  2,075    1,967
  Common stock reacquired         -       -      -        -     (2)      (1)
  Common stock issued:
    CMS Energy                    9      12     27       28    216      104
    Class G                       1       1      3        2      8        5
                             ------  ------ ------   ------  ------   ------
      At end of period        2,297   2,075  2,297    2,075  2,297    2,075
                             ------  ------ ------   ------  ------   ------
Revaluation Capital
  At beginning of period         (3)     (6)    (6)      (6)    (6)      (8)
  Change in unrealized
  investment-gain
    (loss) (a)                   (3)      -      -        -      -        2
                             ------  ------ ------   -------  -----   ------
      At end of period           (6)     (6)    (6)      (6)    (6)      (6)
                             ------  ------ ------   -------  -----   ------
Foreign Currency Translation
  At beginning of period        (94)      -    (96)       -      -        -
  Change in foreign currency
    translation (a)             (29)      -    (27)       -   (123)       -
                             ------  ------ ------   ------  ------   ------
      At end of period         (123)      -   (123)       -   (123)       -
                             ------  ------ ------   ------  ------   ------
Retained Earnings (Deficit)
  At beginning of period       (324)   (454)  (379)    (504)  (435)    (542)
  Consolidated net income        65      47    153      125    272      218
  Common stock dividends declared:
    CMS Energy                  (31)    (26)   (61)     (52)  (118)    (102)
    Class G                      (2)     (2)    (5)      (4)   (11)      (9)
                             ------  ------ ------   -------  -----   ------
      At end of period         (292)   (435)  (292)    (435)  (292)    (435)
                             ------  ------ ------   -------  -----   ------
Total Common Stockholders'
  Equity                     $1,877  $1,635 $1,877    $1,635 $1,877   $1,635
                             ======  ====== ======     ===== ======   ======

(a)   Disclosure of Comprehensive Income:
      Revaluation capital
        Unrealized investment-
        gain(loss), net of tax
        $2, $-, $-,$-, $- and
        $(1), respectively   $  (3) $    - $    -     $    - $    - $    2
      Foreign currency
      translation               (29)     -    (27)         -   (123)     -
      Consolidated net income    65     47    153        125    272    218
                             ------  ------ ------     ------  ----- ------
      Total Consolidated
      Comprehensive Income   $   33 $   47 $  126      $ 125  $ 149  $  220
                             ======  ====== ======    =======  =====  ======


* Restated, see Note 1.

The accompanying condensed notes are an integral part of these statements.


               CMS Energy Corporation
       Condensed Notes to Consolidated Financial Statements


These Consolidated Financial Statements and their related Condensed Notes should be read along with the Consolidated Financial Statements and Notes contained in the 1997 Form 10-K and the restated financial information in a Form 8-K dated July 30, 1998 of CMS Energy Corporation, which include the Reports of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.

1:   Corporate Structure, Basis of Presentation And Changes of
Significant Accounting Policies

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

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three, six and twelve month periods ended June 30, 1998, undistributed equity earnings were $17 million, $34 million and $72 million, respectively, and $9 million, $20 million and $40 million for the three, six and twelve month periods ended June 30, 1997.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. As of June 30, 1998 the cumulative foreign currency translation adjustment was $123 million relating primarily to the U.S. and Australian dollar exchange rate fluctuations related to Loy Yang.

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

Change in Method of Accounting For Investments in Oil and Gas Properties

CMS NOMECO elected to convert effective January 1, 1998 from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. CMS NOMECO believes this accounting change will more accurately present the results of its exploration and development activities and minimize asset write-offs caused by periodic price swings, which may not be representative of overall or long-term markets. In addition, the FASB has stated a preference for the use of successful efforts accounting. Nitrotec Corporation, in which CMS Gas Transmission has an equity investment, also elected to convert effective January 1, 1998 from the full cost method of accounting to the successful efforts method of accounting. Accordingly, all prior period financial statements have been restated to conform with successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $175 million for CMS NOMECO and $15 million for CMS Gas Transmission, primarily attributable to a decrease in net plant and property and deferred tax liability of $270 million and $95 million, respectively, for CMS NOMECO and a $15 million decrease in CMS Gas Transmission's equity investment in Nitrotec Corporation. The combined effects of the changes in accounting method resulted in an increase in net income of $5 million ($.06 per share) for the three months ended March 31, 1998, and a decrease in net income of $6 million ($.06 per share) for the three months ended March 31,1997; see Note 6. For the three, six and twelve months ended June 30, 1997, the combined effects of the changes in accounting method resulted in decreases to net income of $7 million ($.07 per share), $13 million ($.13 per share), and $22 million ($.24 per share), respectively.

Oil and Gas Properties

CMS NOMECO utilizes the successful efforts method of accounting for its investments in oil and gas properties. CMS NOMECO capitalizes the costs of property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities when incurred. It expenses unsuccessful exploratory wells when they are determined to be non-productive. CMS NOMECO also charges to expense production costs, overhead, and all exploration costs other than exploratory drilling as incurred. Depreciation, depletion and amortization of proved oil and gas properties is determined on a field-by-field basis using the unit-of-production method over the life of the remaining proved reserves.



2:   Uncertainties

Consumers' Electric Business Unit Contingencies

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

In October 1997, following completion of the Ozone Transport Assessment Group process and requests by several Northeastern states, the EPA proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units. The limits would reduce nitrogen oxide emissions, as early as 2002, to only 32 percent of levels allowed for the year 2000 under current regulations. The EPA is expected to issue final regulations in the fall of 1999. The State of Michigan will have one year after final regulations are issued to implement the requirements. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance is subject to significant revision.

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

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At June 30, 1998, Consumers has accrued $3 million for its estimated Superfund liability.

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

In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. As a result, 21 individual plaintiffs have re-filed their claims with the trial court. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of June 30, 1998, Consumers had 5 individual stray voltage lawsuits awaiting trial court action, unrelated to the cases above. At year end 1997, Consumers had 12 such lawsuits awaiting trial court action.

Anti-Trust: In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The parties are awaiting the court's decision on Consumers' and CMS Energy's motion for summary judgment and/or dismissal of the complaint. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

Consumers' Electric Business Unit Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this Note) and recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense.
It also established an experimental direct-access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers would transmit the power for a fee. The program is limited to 650 MW of load, of which 100 MW is available solely to direct-access customers for at least 18 months. The Commission's order allowed existing special contracts to fill 410 MW of the load. Although the issue is still subject to MPSC review, it is Consumers' position that the remaining 140 MW of the 650 MW load could be filled by either special contracts or direct access loads. The load was filled by new special contracts signed subsequent to the order. According to the MPSC order, Consumers held a lottery in April 1997 to select the customers to purchase 100 MW by direct access. Direct access for a portion of this 100 MW began in late 1997. Consumers expects the remaining amount of direct access to begin in 1998.

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

Electric Restructuring: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to serve retail customers. Subsequent to the June 1997 order, the MPSC issued further restructuring orders in October 1997 and in January and February 1998. These orders provide for: 1) the recovery of estimated Transition Costs of $1.755 billion through a charge to all direct-access customers until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) the commencement of the phase-in of direct access in 1998; 3) the suspension of the power supply cost recovery clause; and 4) all customers to be free to choose power suppliers on January 1, 2002. See "Other Electric Uncertainties" below for further information regarding the effect of the PSCR suspension on the recovery of MCV Facility capacity charges. The orders also confirm the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers believes that the Transition Cost surcharge will apply to all customers beginning in 2002. The recovery of prudent costs of implementing a direct-access program, estimated at an additional $200 million, would be reviewed for prudence and recovered via a charge approved by the MPSC. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers and Detroit Edison. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal is limited to this jurisdictional issue.

As a result of an informal process involving consultations with MPSC staff and other interested parties, as directed in the MPSC's February 1998 order, Consumers submitted to the MPSC in June 1998 its plan for implementing direct access. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the direct access service options available to customers and suppliers;
3) the process and requirements for customers and others to obtain direct access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Under the schedule in the plan, Consumers will, over the 1998-2001 period, phase-in 750 MW of electric capacity for direct access to customers. In 1998, 300 MW of direct access for bidding will be open, and an additional 150 MW will open for each year from 1999 to 2001. This plan is consistent with the previous orders regarding the phase-in process. Due to the time required for the MPSC to review the plan, Consumers does not believe direct access will commence prior to the fourth quarter of 1998. For further information regarding the effects of the restructuring on accounting methods, see Consumers' Electric Business Unit Outlook - Electric Application of SFAS 71 in the MD&A. CMS Energy cannot predict the outcome or timing of electric restructuring on CMS Energy's financial position, liquidity, or results of operations.

Other Consumers' Electric Business Unit Uncertainties

The Midland Cogeneration Venture: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings holds, through FMLP, a 35 percent lessor interest in the MCV Facility.

Summarized Statements of Income for CMS Midland and CMS Holdings-

                                                     In Millions
----------------------------------------------------------------
                    Three Months     Six Months    Twelve Months
                         Ended          Ended          Ended
---------------------------------------------------- -----------
June 30               1998  1997      1998   1997    1998   1997
----------------------------------------------------------------
Pretax operating
  income              $13    $10      $23     $18     $51    $46
Income taxes and
  other                 4      3        7       5      16     14
----------------------------------------------------------------

Net income            $ 9    $ 7      $16     $13     $35    $32
================================================================

Power Purchases from the MCV Partnership- After September 2007, pursuant to the terms of the PPA and related undertakings, Consumers will only be required to pay the MCV Partnership the capacity charge and energy charge amounts authorized for recovery from electric customers by the MPSC. Currently, Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The MPSC has, since January 1, 1993, permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Beginning January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of MCV Facility contract capacity. The order approving such recovery indicated that the recoverable capacity charge for the 325 MW would gradually increase from an initial average charge of 2.86 cents per kWh to an average charge of 3.62 cents per kWh over the 1996-2004 time period. Because the MPSC allowed Consumers to suspend the PSCR process as part of the electric industry restructuring order (see "Electric Restructuring" in this Note), Consumers expects to recover a portion of the future increases in approved capacity charges through an adjustment to the frozen PSCR charge.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At
June 30, 1998 and December 31,1997, the after-tax present value of the PPA liability totaled $126 million and $117 million, respectively. The increase in the liability since December 31, 1997 reflects an additional $37 million accrual ($24 million after-tax) for higher than anticipated MCV Facility availability levels experienced in prior periods and an after-tax accretion expense of $5 million, partially offset by after-tax cash underrecoveries of $20 million. The undiscounted after-tax amount associated with the liability totaled $176 million at June 30, 1998. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For the first six months of 1998 the MCV Facility was available 99 percent of the time, resulting in $11 million over anticipated after-tax cash underrecoveries. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below.

                                                    In Millions
                          1998  1999   2000   2001     2002
----------------------------------------------------------------
Estimated cash under-
  recoveries, net of tax   $34   $22   $21    $20       $19
================================================================

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

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the order.

PSCR Matters Related to Power Purchases from the MCV Partnership-As part of a 1995 decision in the 1993 PSCR reconciliation case, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court which was denied in January 1998. This matter is now closed.

Nuclear Matters: Consumers filed updated decommissioning information with the MPSC in 1995 that estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered Consumers to file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. On March 31, 1998, Consumers filed with the MPSC a new decommissioning cost estimate for Big Rock and Palisades of $294 million and $518 million (in 1997 dollars) respectively. The estimated decommissioning costs decreased from previous estimates primarily due to a decrease in offsite burial costs. Consumers recommended a reallocation of its existing surcharge between the two plants on January 1, 1999 to provide additional funds to decommission Big Rock. Consumers filed a revision to its Post Shutdown Activities Report (formerly decommissioning report) with the NRC to reflect the shutdown of Big Rock.

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

As of June 30, 1998 Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask at Palisades previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

A planned outage for refueling and maintenance at Palisades was completed June 7, 1998. Consumers replaced 60 nuclear fuel assemblies in the plant's reactor during the outage.

The NRC requires Consumers to make certain calculations and report to it on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data in December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

Consumers Gas Group Contingencies

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. In 1998 Consumers plans to study indoor air issues at residences on some sites and ground water impacts or surface soil impacts at other sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1998 costs. As of June 30,1998, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. According to an MPSC rate order issued in 1996, Consumers will defer and amortize, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with, or has initiated a lawsuit against, certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

Consumers Gas Group Matters

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

Gas Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide experimental gas transportation pilot program. Consumers' expanded experimental program will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Participating customers are being selected on a first-come, first-served basis, up to a limit of 100,000 customers beginning April 1, 1998. As of July 23, 1998 approximately 21,800 customers chose alternative gas suppliers, representing approximately 13 bcf of gas load. Of these alternative gas suppliers, one was a CMS Energy affiliate. Up to 100,000 more customers may be added beginning April 1 of each of the next two years. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. The order allowing the implementation of this program:
1) suspends Consumers' gas cost recovery clause, effective April 1, 1998 for a three-year period, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism that will provide for refunds to customers if Consumers' earnings during the three year term of the program exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses concerns about the relationship between Consumers and marketers, including its affiliated marketers. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to a large number of retail customers in direct competition with Consumers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. For further information regarding the effects of the restructuring on accounting methods, see Consumers' Gas Group Outlook - Application of SFAS 71 in the MD&A.

Other Uncertainities

CMS Generation Environmental Matters: CMS Generation does not currently expect to incur significant capital costs, if any, at its power facilities to comply with current environmental regulatory standards.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.375 billion for 1998, $1.220 billion for 1999, and $1.175 million for 2000. For further information, see the Capital Resources and Liquidity-Capital Expenditures in the MD&A.

Other: As of June 30, 1998, CMS Energy and Enterprises have guaranteed up to $700 million in contingent obligations of unconsolidated affiliates and related parties.

In addition to the matters disclosed in this note, Consumers and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

CMS Energy has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.

3:  Short-Term and Long-Term Financings, and Capitalization

CMS Energy: CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $163 million. At June 30, 1998, the total amount utilized under the Senior Credit Facilities was $317 million, including $47 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $8 million.

At June 30, 1998 CMS Energy has $130 million of Series A GTNs, $125 million of Series B GTNs, $150 million of Series C GTNs, and $182 million of Series D GTNs issued and outstanding with weighted average interest rates of 7.8 percent, 7.9 percent, 7.7 percent, and 7.0 percent, respectively.

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

Consumers: At July 1, 1998, Consumers had remaining FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities outstanding at any one time, through June 2000; 2) guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements; and 3) issue long-term securities with maturities up to 30 years, through June 2000, up to $950 million and $200 million for refinancing purposes and for general corporate purposes, respectively.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 1998, a total of $255 million was outstanding at a weighted average interest rate of 6.0 percent, compared with $241 million outstanding at June 30, 1997, at a weighted average interest rate of 6.2 percent. In January 1998, Consumers entered into interest rate swaps totaling $300 million. These swap arrangements have had an immaterial effect on interest expense.

Consumers also has in place a $500 million trade receivables sale program. At June 30, 1998 and 1997, receivables sold under the program totaled $236 million and $266 million, respectively.
Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers.

The following table describes the new issuances of long-term financings which have occurred during 1998 through early August
1998.

                                                         In Millions
             Month                  Interest   Principal      Use of
             Issued   Maturity       Rate (%)      Amount    Proceeds
---------------------------------------------------------------------
Senior
 Notes (a)  February    2008          6.375        $  250    Pay down
                                                               First
                                                             Mortgage
                                                              Bonds
Senior
 Notes (a)   March      2018          6.875           225    Pay down
                                                               First
                                                             Mortgage
                                                               Bonds
Senior
 Notes (a)    May       2008            6.2 (b)       250    Pay down
                                                               First
                                                             Mortgage
                                                               Bonds
                                                             and Long-
                                                             Term Bank
                                                                Debt
Senior
 Notes (a)   June       2018            6.5 (c)        200   Pay down
                                                               First
                                                             Mortgage
                                                             Bonds and
                                                              general
                                                             corporate
                                                              purposes
Long-Term
 Bank Debt   May    2001-2003           6.05 (d)       225   Pay down
                                                             Long-Term
                                                             Bank Debt
                                                            and general
                                                              corporate
                                                              purposes
-------------------------------------------------------------------------
Total                                               $1,150
=========================================================================
(a) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount.
(b) The interest rate may be reset in 2003.
(c) The interest rate will be reset in June 2005.
(d) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.

The following table describes the retirements of long-term financings which have occurred during 1998 through early August
1998.


                                                         In Millions
                    Month                    Interest      Principal
                    Retired     Maturity     Rate (%)        Amount
--------------------------------------------------------------------

First Mortgage
 Bonds              February    1998         8.75             $248
Long-Term Bank
 Debt               February    1998         6.4 (a)            50
First Mortgage
 Bonds              March       2001-2002    7.5               119
First Mortgage
 Bonds              April       2023         7.375              36
First Mortgage
 Bonds              May         1998         6.875              43
Long-Term Bank
 Debt               May         1998-1999    6.3 (b)           350
First Mortgage
 Bonds              July        1999         8.875             136
------------------------------------------------------------------

Total                                                         $982
==================================================================

(a) The interest rate was variable; weighted average interest rate at December 31, 1997 was 6.4 percent.
(b) The interest rate was variable; weighted average interest rate at March 31, 1998 was 6.3 percent.

Consumers had unsecured, variable rate long-term bank debt with an outstanding balance at June 30, 1998 and 1997 of $225 million and $400 million, respectively. At June 30, 1998 and 1997 the debt carried weighted average interest rates of 6.1 percent and 6.2 percent, respectively. In February 1998, Consumers retired $50 million of its $400 million unsecured long-term bank debt. In May 1998, Consumers refinanced the remaining $350 million unsecured long-term bank debt, in part with $225 million unsecured long-term bank debt. To cover the remaining $125 million of bank debt refinancing, in May 1998 Consumers issued $250 million of senior notes due 2008, at an interest rate of 6.2 percent. The $125 million balance of senior notes due 2008 will be used for refunding or repurchasing various First Mortgage Bonds or for general corporate purposes.

Under the provisions of its Articles of Incorporation at June 30, 1998, Consumers had $312 million of unrestricted retained earnings available to pay common dividends. In July 1998, Consumers declared a $44 million common dividend to be paid in August 1998.

4:   Earnings Per Share and Dividends

Earnings per share attributable to Common Stock for the three, six and twelve month periods ended June 30, 1998 reflect the performance of the Consumers Gas Group. The Class G Common Stock has participated in earnings and dividends from its original issue date in July 1995. The allocation of earnings attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings attributable to the Outstanding Shares are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and Retained Interest Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for the three months ended June 30, 1998 and 1997 are based on 25.27 percent and 24.30 percent, respectively, of the income of Consumers Gas Group.


Computation of Earnings Per Share:

                            In Millions, Except Per Share Amounts
-----------------------------------------------------------------
                Three Months      Six Months       Twelve Months
                    Ended            Ended              Ended
                   June 30          June 30            June 30
                  1998  1997       1998  1997        1998   1997
-----------------------------------------------------------------
                        (b)       (a)    (b)        (a)     (b)
Net Income
 Applicable
 to Basic and
 Diluted EPS
Consolidated Net
 Income            $ 65  $ 47     $153   $125      $272     $218
`                  ================================================
Net Income
 Attributable to
 Common Stocks:
  CMS Energy -
   Basic EPS       $ 64  $ 45     $143   $114      $258     $206
  Add conversion
   of 7.75% Trust
   Preferred
   Securities
   (net of tax)        2    -        4      -         9        -
                    ------------------------------------------------

 CMS Energy -
   Diluted EPS      $ 66 $ 45     $147    $114      $267     $206
                    ================================================
 Class G:
   Basic and
   Diluted EPS      $  1 $  2      $ 10   $ 11      $ 14     $ 12
                    =================================================
Average Common
 Shares Outstanding
  Applicable to
   Basic and
   Diluted EPS
  CMS Energy:
     Average Shares -
      Basic           101   95       101    95        99        94
     Add conversion
      of 7.75% Trust
       Preferred
       Securities       4    -         4     -         4         -
     Options-Treasury
       Shares           1    1         1     1         1         2
                      -----------------------------------------------

     Average Shares
      - Diluted        106   96      106    96       104        96
                      ===============================================
Class G:
    Average Shares
      Basic and
      Diluted            8    8        8     8         8         8
                       ==============================================

Earnings Per
 Average Common
 Share
  CMS Energy:
   Basic               $.63 $.48   $1.42  $1.21     $2.60     $2.19
   Diluted             $.62 $.48   $1.39  $1.20     $2.57     $2.18
  Class G:
   Basic
   and Diluted         $.12 $.16   $1.20  $1.34     $1.71     $1.52

   =================================================================
(a) Includes the cumulative effect of an accounting change in the first quarter of 1998 which increased net income attributible to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted).

(b) Restated; see Note 1.

In February and May 1998, CMS Energy declared and paid dividends of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock. In July 1998, the Board of Directors declared a quarterly dividend of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock to be paid in August 1998.

5:   Risk Management Activities and Derivatives Transactions

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

Derivative instruments contain credit risk if the counter parties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counter parties. The risk of nonperformance by the counter parties is considered remote.

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

Consumers uses gas forward contracts and electricity option contracts to limit its risk associated with gas and electricity price increases. In both the gas forward contracts and the electricity option contracts, it is management's intent to take physical delivery of the commodities. For gas forward contracts, Consumers is obligated to take physical delivery of the gas and would incur a significant penalty for nonperformance. At June 30, 1998, Consumers had an exposure to gas price increases if the cost was to exceed $2.84 per mcf for the following volumes: 5 percent of its 1998 requirements; 40 percent of its 1999 requirements; and 65 percent of its 2000 requirements. Additional forward coverage is currently under review. The gas forward contracts currently in place were consummated at prices less than $2.84 per mcf. The contracts are being used to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf of gas delivered.

As of June 30, 1998, Consumers had recorded an asset of $4 million to recognize its option contracts to purchase electricity from July through September of 1998. These option contracts were entered into to insure a reliable source of capacity to meet Consumers customers' electricity requirements. Consumers continuously evaluates its daily capacity needs and would sell these option contracts, if marketable, when it has excess daily capacity. If Consumers did not exercise these option contracts because the additional capacity was not needed, and Consumers was unable to sell the option contracts, Consumers' maximum exposure associated with an adverse price change is limited to premiums paid.

CMS NOMECO has one arrangement which is used to fix the prices that CMS NOMECO will pay to supply gas to the MCV for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then-current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS NOMECO the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At June 30, 1998, no letter of credit was posted by either party to the agreement. As of June 30, 1998, the fair value of this contract reflected payment due from CMS NOMECO of $12 million.

CMS MST uses natural gas and oil futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

Interest Rates Hedges: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $803 million at June 30, 1998. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

Foreign Exchange Hedges: CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $595 million at June 30, 1998, which includes $550 million for Australian foreign exchange contracts.

6:  Restated Financial Statements - First Quarter 1998
(Unaudited)

As a result of the change in the method of accounting for investments in oil and gas properties as discussed in Note 1, certain financial information from the three and twelve months ended March 31, 1998 and 1997 has been restated as detailed below.


Income Statement Data (Unaudited)

              Three Months Ended                  Twelve Months Ended
March 31     1998               1997              1998              1997
------------------------------------------------------------------------------
           As                As                As                 As
       Reported Restated Reported Restated Reported Restated Reported Restated
       -------- -------- -------- -------- -------- -------- -------- -------

Operating
 Revenue  $1,374   $1,374   $1,295    $1,295  $4,866   $4,860   $4,345  $4,339
Operating
 Expenses  1,187    1,177    1,082     1,091   4,146    4,151    3,660   3,675
        ------- --------- -------- -------- --------- ------- ------- ------
Pretax
 Operating
 Income      187      197      213       204     720      709      685     664

Other Income
 (Deductions)(36)     (36)      (2)       (2)    (46)     (46)     (11)    (11)
Fixed Charges 96       97       77        77     368      372      303     306
Income Taxes  15       19       50        47      82       80      135     129

           ------    ------ -------- -------- -------- -------- ------ ------
Consolidated
 Net Income
 before
 cumulative
 effect
 of change in
 accounting
 principle    40        45      84        78     224      211      236     218
Consolidated
 Net Income  $83       $88     $84       $78    $267     $254     $236    $218

Basic Earnings
 Per Average
 Common Share
  CMS Energy $.73     $.79    $.79      $.73   $2.57     $2.45   $2.41   $2.21
    Class G $1.09    $1.09   $1.18     $1.18   $1.76     $1.76   $1.53   $1.53

Diluted Earnings Per
  Average Common
   Share CMS
    Energy   $.72     $.77    $.78      $.72    $2.55     $2.44  $ 2.39  $2.21
    Class G $1.09    $1.09   $1.18     $1.18    $1.76     $1.76   $1.53  $1.53



Balance Sheet Data (Unaudited)

March 31                1998                           1997
-------------------------------------------------------------------
                     As                          As
                  Reported   Restated          Reported   Restated
                  ---------  ---------         --------   --------
Assets
 Current Assets    $1,028         $1,023      $  768          $  770
 Plant and
   Property,net     5,379          5,114       5,279           5,022
 Investments        1,894          1,879       1,023           1,013
 Non-current Asset  1,480          1,489       1.332           1,335
                   --------------------------------------------------
    Total Assets   $9,781         $9,505      $8,402          $8,140
                   ======         ======      ======          ======
Liabilities and
  Equity
 Current
  Liabilities      $1,506        $1,506      $1,662          $1,662
 Non-current
  Liabilities       1,763         1,672       1,781           1,692
  Capitalization    6,512         6,327       4,959           4,786
                    --------------------------------------------------
     Total
      Liabilities
      and Equity   $9,781        $9,505      $8,402          $8,140
                   ==================================================

                     ARTHUR ANDERSEN LLP



           Report of Independent Public Accountants




  To CMS Energy Corporation:

  We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of June 30, 1998 and 1997, the related consolidated statements of income and common stockholders' equity for the three-month, six-month, and twelve-month periods then ended, and the related consolidated statements of cash flows for the six-month and twelve-month periods then ended. These financial statements are the responsibility of the company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of preferred stock of CMS Energy Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, common stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated July 27, 1998, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        Arthur Andersen LLP


  Detroit, Michigan,
       August 11, 1998.

                     Consumers Energy Company
               Management's Discussion and Analysis


The MD&A of this Form 10-Q should be read along with the MD&A and other parts of Consumers' 1997 Form 10-K. This MD&A also refers to, and in some sections specifically incorporates by reference, Consumers' Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Statements and Notes. This report contains forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995, that include without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this report. Refer to the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

Consumers is a combination electric and gas utility company serving the Lower Peninsula of Michigan and is the principal subsidiary of CMS Energy, a holding company. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.


Results of Operations

                                                              In Millions
June 30                                     1998         1997      Change

                                           -----        -----       -----
Three months ended                          $ 60         $ 54        $
Six months ended                             162          141          21
Twelve months ended                          305          258          47
                                           =====        =====       =====

The increase in earnings for the second quarter of 1998 compared with the same 1997 period reflects increased electric sales and improved operating results from the MCV Facility. These earnings were offset by decreased gas deliveries due to warmer 1998 temperatures. The first six months of 1998 were the third warmest since 1864. Net income available to common stockholders after the cumulative effect of a change in accounting for property taxes was $162 million for the first half of 1998 compared with $141 million for the same 1997 period. The increase in earnings for the first half of 1998 reflects revised accounting to recognize property tax expense on the fiscal year basis of the taxing units instead of on a calendar year basis. This one-time change in accounting for property taxes resulted in a benefit of $66 million ($43 million after-tax). Earnings for the first half of 1998 also reflect the recognition of a $37 million dollar loss ($24 million after tax) for the underrecovery of power costs under the PPA. The increase in earnings for the twelve months ended June 30, 1998 compared with the same 1997 period reflects the change in accounting for property taxes implemented during the first half of 1998 as discussed above and the one-time recognition of interest income of $7 million ($5 million after-tax) from a related party property sale. In addition, the improved net income for the twelve months ended
June 30, 1998 reflects an adjustment of prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds of $9 million. Partially offsetting these increases were the recognition, in the first half of 1998, of the loss associated with the underrecovery of power costs under the PPA as discussed above, and decreased gas deliveries due to warmer weather during the first half of 1998. For further information concerning results of operations, see the Electric and Gas Utility Results of Operations sections of this MD&A and Power Purchases from the MCV Partnership in Note 2.

ELECTRIC UTILITY RESULTS OF OPERATIONS

Electric Pretax Operating Income:

                                                              In Millions
June 30                                     1998         1997      Change
                                           -----        -----       -----

Three months ended                         $ 107        $ 104        $  3
Six months ended                             226          210          16
Twelve months ended                          448          419          29
                                           =====        =====       =====

Electric pretax operating income for all the above periods ended June 30, 1998 benefitted from increased sales and control of operation and maintenance costs compared to the same periods in 1997. These increases were partly offset by increased general taxes and depreciation. The following table quantifies these impacts on Pretax Operating Income.

                                                                In Millions
                                   Three Months     Six Months  Twelve Months
                                  Ended June 30  Ended June 30  Ended June 30
Change Compared to Prior Year      1998 vs 1997   1998 vs 1997   1998 vs 1997
                                       ---------    ---------    --------

Sales (including special
  contract discounts)                     $  5         $ 12        $ 12
Other non-commodity revenue                  1           (1)          -
Operations and maintenance                   1           10          35
General taxes and depreciation              (4)          (5)        (18)
                                           -----        -----       -----

Total change                              $  3         $ 16        $ 29
                                           =====        =====       =====

Electric Deliveries: Total electric deliveries increased 8.0 percent for the three months ended June 30, 1998 over the same period in 1997. The increase includes a 2.9 percent increase in deliveries to ultimate customers, primarily within the commercial and industrial classes, and a 5.1 percent increase in sales between utility systems and wholesale customer deliveries. For the six months ended June 30, 1998, total electric deliveries increased 7.2 percent over the comparable 1997 period. Deliveries to ultimate customers were up 2.1 percent, mainly from increased deliveries to commercial and industrial classes, with the remaining 5.1 percent attributable to an increase in sales between utility systems and wholesale deliveries. For the twelve months ended June 30, 1998, total electric deliveries increased 5.3 percent over the comparable 1997 period. The increase is primarily attributable to an increase in sales between utility systems deliveries and a 1.3 percent increase in deliveries to ultimate customers, primarily within the industrial class.

Power Costs:

                                                              In Millions
June 30                                     1998         1997      Change
                                           -----        -----       -----

Three months ended                        $  312       $  270       $  42
Six months ended                             583          552          31
Twelve months ended                        1,170        1,119          51
                                           =====        =====       =====

Power costs increased for all the reported periods ended June 30, 1998 compared to 1997. Both internal generation and power purchases from outside sources increased during these periods to meet increased sales demand.

Uncertainties: Consumers' financial position may be affected by a number of trends or uncertainties that have had, or Consumers reasonably expects will have, a materially favorable or unfavorable impact on net sales, revenues, or income from continuing electric operations. Such uncertainties are: 1) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 2) capital expenditures for compliance with the Clean Air Act; 3) suits by various parties relating to the effect of so-called stray voltage on certain livestock; 4) suits by two independent power producers alleging antitrust violations and economic losses due to special electric contracts signed by Consumers; 5) cost recovery relating to the MCV Facility and nuclear plant investments and an experimental direct-access program; 6) electric industry restructuring; 7) after-tax cash underrecoveries associated with power purchases from the MCV Partnership; and 8) Big Rock decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties see Note 2, Uncertainties, "Electric Contingencies-Electric Environmental Matters," "Electric Contingencies-Stray
Voltage," "Electric Contingencies-Anti-Trust," "Electric Rate Matters-Electric Proceedings," "Electric Rate Matters-Electric Restructuring," "Other Electric Uncertainties-The Midland
Cogeneration Venture-Power Purchases from the MCV Partnership," and "Other Electric Uncertainties-Nuclear Matters," incorporated by reference herein.

Consumers uses electricity option contracts to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. As of June 30, 1998, Consumers has recorded an asset of $4 million to recognize its option contracts to purchase electricity from July through September of 1998. These option contracts were entered into to insure a reliable source of capacity to meet Consumers customers' electricity requirements. Consumers continuously evaluates its daily capacity needs and would sell these option contracts, if marketable, when it has excess daily capacity. If Consumers did not exercise these option contracts because the additional capacity was not needed and Consumers was unable to sell the option contracts, Consumers' maximum exposure associated with an adverse price change is limited to premiums paid.


GAS UTILITY RESULTS OF OPERATIONS

Gas Pretax Operating Income:

                                                              In Millions
June 30                                     1998         1997      Change
                                           -----        -----       -----

Three months ended                          $ 21         $ 23      $  (2)
Six months ended                              75          101        (26)
Twelve months ended                          127          143        (16)

                                           =====        =====       =====

Gas pretax operating income decreased in the three month, six month and twelve month periods ended June 30, 1998, as a result of reduced gas deliveries due to warmer temperatures during the winter heating seasons. Revenues for wholesale services were also down for the six and twelve month periods ended June 30, 1998 due to the warmer temperature and the elimination of surcharges related to past conservation programs. The decreased gas pretax operating income for the three month and six month periods ended June 30, 1998 reflects higher operations expense related to growth in retail services programs and the absence of 1997 non-recurring expense reductions for uncollectible accounts and injuries and damages reserves. Gas pretax operating income for the twelve month period ended June 30, 1998 benefited from controlling operations and maintenance expenses. The benefit to gas pretax operating income from reduced costs in general taxes and depreciation for the three month, six month and twelve month periods ended June 30, 1998 is primarily a timing issue related to sales volumes. The following table quantifies these impacts on Pretax Operating Income.

                                                                In Millions
                                   Three Months    Six Months   Twelve Months
                                  Ended June 30  Ended June 30  Ended June 30
Change Compared to Prior Year      1998 vs 1997   1998 vs 1997   1998 vs 1997
                                         -------      -------     -------
Sales                                       $ (5)        $(18)       $(21)
Gas wholesale and retail
 service activities                            -           (3)         (6)
Operations and maintenance                    (1)          (9)          6
General taxes, depreciation
 and other                                     4            4           5
                                           -----        -----       -----
Total change                                $ (2)        $(26)       $(16)
                                            =====        =====       =====

Gas Deliveries: System deliveries for the three month period ended June 30, 1998, including miscellaneous transportation, totaled 61 bcf, a decrease of 15 bcf or 19 percent compared to the three month period ended June 30, 1997. Deliveries for the six month period ended June 30, 1998, including miscellaneous transportation, totaled 208 bcf, a decrease of 37 bcf or 15 percent compared to the six month period ended June 30, 1997. For the twelve month period ended June 30, 1998, deliveries including miscellaneous transportation, totaled 383 bcf, a decrease of 41 bcf or 10 percent compared to the twelve month period ended June 30, 1997. The decreased deliveries for three month, six month and twelve month periods ended reflect warmer temperatures primarily for the first quarter of 1998.

Cost of Gas Sold:

                                                              In Millions
June 30                                     1998         1997      Change
                                           -----        -----       -----

Three months ended                          $ 74         $118      $ (44)
Six Months ended                             338          432        (94)
Twelve months ended                          600          729       (129)
                                           =====        =====       =====

The cost decreases for the three month, six month and twelve month periods ended June 30, 1998 were the result of decreased sales and lower gas costs reflecting warmer temperatures during the winter heating seasons.

Uncertainties: Consumers' financial position may be affected by a number of trends or uncertainties that have had, or Consumers reasonably expects will have, a materially favorable or unfavorable impact on net sales or revenues or income from continuing gas operations. Such uncertainties are: 1) potential environmental costs at a number of sites including sites formerly housing manufactured gas plant facilities; 2) ongoing litigation relating to a pricing dispute with gas producers; and 3) a statewide experimental gas transportation pilot program. For detailed information about these uncertainties see Note 2, Uncertainties, "Gas Contingencies-Gas Environmental Matters," "Gas Rate Matters-GCR Matters," and "Gas Rate Matters-Gas Restructuring," incorporated by reference herein.

Consumers uses gas forward contracts to limit its risk associated with gas price increases. It is management's intent to take physical delivery of the commodity. For gas forward contracts, Consumers is obligated to take physical delivery of the gas and would incur a significant penalty for nonperformance. At June 30, 1998, Consumers had an exposure to gas price increases if the cost was to exceed $2.84 per mcf for the following volumes: 5 percent of its 1998 requirements; 40 percent of its 1999 requirements; and 65 percent of its 2000 requirements. Additional forward coverage is currently under review. The gas forward contracts currently in place were consummated at prices less than $2.84 per mcf. The contracts are being used to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf of gas delivered.


Capital Resources and Liquidity

CASH POSITION, INVESTING AND FINANCING

Operating Activities: Consumers derives cash from the sale and transportation of natural gas and the generation, transmission and sale of electricity. Cash from operations totaled $322 million and $413 million for the first six months of 1998 and 1997, respectively. The $91 million decrease resulted primarily from a decrease of $47 million in the sale of accounts receivable and to higher summer gas inventory balances because of lower sales resulting from warmer weather. Other items included in income but which had no effect on cash flow were a one-time change in accounting for property taxes resulting in a $66 million ($43 million after-tax) gain and the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. Consumers uses operating cash primarily to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

Investing Activities: Cash used in investing activities totaled $(171) million and $(205) million for the first six months of 1998 and 1997, respectively. The change of $34 million was primarily the result of receiving cash of $27 million from the sale of the Marysville Fractionation Partnership and $27 million from the nuclear decommissioning trust funds previously collected from electric customers for decommissioning Big Rock, offset by the payment of $33 million in cost of plant retired. Consumers used the cash primarily for capital expenditures,

Financing Activities: Cash provided by financing activities totaled zero for the first six months of 1998 compared to $(201) million used in the first six months of 1997. The change of $201 million is primarily the result of a net increase in cash of $266 million due to refinancing and issuance of Consumers' debt, offset by a $59 million increase in the payment of common stock dividends.

Consumers issued $250 million in senior notes in May 1998 and $200 million in senior notes in June 1998. For additional information about these offerings see "Long-Term Financings" in Note 3, incorporated by reference herein.

Consumers has FERC authorization to issue securities and guarantees. Consumers has a credit facility, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures. For detailed information about these source of funds, see "Authorization" and "Short-Term Financings" in
Note 3.


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

                                                              In Millions
Years Ended December 31                     1998         1999        2000
                                           -----        -----       -----
Consumers
  Construction                              $367         $358        $350
  Nuclear fuel lease                          54            -           1
  Capital leases other
    than nuclear fuel                         11           19          16
Michigan Gas Storage                           3            3           3
                                           -----        -----       -----

                                            $435         $380        $370
                                           =====        =====       =====

Electric utility operations (a)(b)          $320         $265        $255
Gas utility operations (a)                   115          115         115
                                           -----        -----       -----

                                            $435         $380        $370
                                           =====        =====       =====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2.

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

Restructuring: Consumers' electric retail service is affected by competition. To meet the challenge of competition, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option of terminating their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct-access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool, through at least December 2000, while Detroit Edison contends that the pool agreement should be terminated immediately. Among Consumers' alternatives in the event of the pool being terminated would be joining an independent system operator. FERC has indicated this preference for structuring the operations of the electric transmission grid.

As discussed in the Form 10-K, several orders were issued and numerous appeals are pending at the Court of Appeals relating to the restructuring of the electric utility industry since June 1997. Consumers cannot predict the outcome or timing of these matters. For material changes relating to the restructuring of the electric utility industry see "Electric Rate Matters - Electric Restructuring" in Note 2, incorporated by reference herein.

Electric Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. Consumers believes that the generation segment of its business is still subject to rate regulation based upon its present obligation to continue providing generation service to its customers, and the lack of definitive deregulation orders. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business. According to Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. Because the February 1998 MPSC order allows Consumers to fully recover its transition costs, Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business. At June 30, 1998, Consumers had $261 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.3 billion included in electric plant and property. For further information regarding electric restructuring, see "Restructuring" above.

GAS BUSINESS OUTLOOK

Growth: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption may affect actual gas deliveries in future periods. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety and home security.

In 1997, LIHEAP provided approximately $64 million in heating assistance to about 312,000 Michigan households, with approximately 13 percent of the funds going to Consumers' customers. Congress provided approximately $54 million in funding for Michigan for 1998. In June 1998, the House Labor, Health and Human Services Appropriations Subcommittee voted to propose elimination of LIHEAP for fiscal year 1999. In July 1998, the full Committee accepted the subcommittee proposal (which eliminates LIHEAP). The full House of Representatives is expected to vote on this bill before October 1, 1998. Many interested parties, including the Senate Labor and Human Resources Committee, are working to restore funding for the program; however, Consumers cannot predict the legislative outcome of funding for this program.

Gas Application of SFAS 71: Based on a regulated utility accounting standard, SFAS 71, Consumers may defer certain costs to the future and record regulatory assets, based on the recoverability of those costs through the MPSC's approval.
Consumers has evaluated its regulatory assets related to its gas business, and believes that sufficient regulatory assurance exists to provide for the recovery of these deferred costs.


Other Matters

NEW ACCOUNTING STANDARDS

In 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard requires expanded disclosure effective for 1998. Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which will be effective for 1999. Consumers does not expect the application of these standards to materially affect its financial position, liquidity or results of operations. In addition, in 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Consumers has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption.

COMPUTER MODIFICATIONS FOR YEAR 2000

Consumers uses software and related technologies throughout its businesses that the year 2000 date change will affect and, if uncorrected, could cause Consumers to, among other things, issue inaccurate bills, report inaccurate data, or incur generating plant outages. In 1995, Consumers began modifying its own computer software systems by dividing programs requiring modification between critical and noncritical programs. All essential program modifications are expected to be completed by the year 2000. Consumers devoted significant internal and external resources to these modifications. It will expense anticipated spending for these modifications as incurred, while capitalizing and amortizing the costs for new software over the software's useful life. Consumers does not expect that the cost of these modifications will materially affect its financial position, liquidity or results of operations. There can be no guarantee, however, that these costs, plans or time estimates will be achieved, and actual results could differ materially. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer code, and the year 2000 readiness of Consumers' vendors, large customers and other third parties with whom it does business.

Because of the integrated nature of Consumers' business with other energy companies, utilities, jointly owned facilities operated by other entities, and business conducted with suppliers and large customers, Consumers may be indirectly affected by year 2000 compliance complications. At this time, Consumers is unable to anticipate the magnitude of the operational or financial impact on Consumers of year 2000 issues.


Forward-Looking Information

Forward-looking information is included throughout this report.
This report also describes material contingencies in the Notes to the Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ are set forth in Consumers' 1997 Form 10-K, "Management's Discussion and Analysis, Forward-Looking
Information."






               (This page intentionally left blank)


                                          Consumers Energy Company
                                      Consolidated Statements of Income
                                                 (Unaudited)

                                           Three Months Ended      Six Months Ended    Twelve Months Ended
June 30                                        1998      1997         1998     1997         1998      1997
                                                                                               In Millions
Operating Revenue
  Electric                                   $  649    $  598       $1,261   $1,218       $2,558    $2,492
  Gas                                           170       220          599      718        1,085     1,242
  Other                                          13        11           23       20           53        50
                                             ------    ------       ------   ------       ------    ------
                                                832       829        1,883    1,956        3,696     3,784
                                             ------    ------       ------   ------       ------    ------
Operating Expenses
  Operation
    Fuel for electric generation                 80        71          151      140          308       293
    Purchased power - related parties           144       146          290      297          592       600
    Purchased and interchange power              88        53          142      115          270       226
    Cost of gas sold                             74       118          338      432          600       729
    Other                                       130       131          262      260          544       573
                                             ------    ------       ------   ------       ------    ------
                                                516       519        1,183    1,244        2,314     2,421
  Maintenance                                    42        41           78       80          168       178
  Depreciation, depletion and
    amortization                                 88        87          198      199          390       379
  General taxes                                  45        45          100      103          197       196
                                             ------    ------       ------   ------       ------    ------
                                                691       692        1,559    1,626        3,069     3,174
                                             ------    ------       ------   ------       ------    ------
Pretax Operating Income
  Electric                                      107       104          226      210          448       419
  Gas                                            21        23           75      101          127       143
  Other                                          13        10           23       19           52        48
                                             ------    ------       ------   ------       ------    ------
                                                141       137          324      330          627       610
                                             ------    ------       ------   ------       ------    ------
Other Income (Deductions)
  Loss on MCV power purchases                     -         -          (37)       -          (37)        -
  Dividends and interest from affiliates          4         4            8        9           22        17
  Accretion income                                1         2            3        4            7         9
  Accretion expense                              (4)       (4)          (8)      (9)         (17)      (17)
  Other, net                                      -         -            2        -            1        (4)
                                             ------    ------       ------   ------       ------    ------
                                                  1         2          (32)       4          (24)        5
                                             ------    ------       ------   ------       ------    ------
Interest Charges
  Interest on long-term debt                     35        35           68       69          137       139
  Other interest                                  8         7           19       16           39        32
  Capitalized interest                            -         -            -        -           (1)       (1)
                                             ------    ------       ------   ------       ------    ------
                                                 43        42           87       85          175       170
                                             ------    ------       ------   ------       ------    ------

Net Income Before Income Taxes                   99        97          205      249          428       445
Income Taxes                                     30        34           67       90          129       151
                                             ------    ------       ------   ------       ------    ------
Net Income before cumulative
  effect of change
  in accounting principle                        69        63          138      159          299       294

Cumulative effect of change
  in accounting for
  property taxes, net
  of $23 tax (Note 1)                             -         -           43        -           43         -
                                             ------    ------       ------   ------       ------    ------
Net Income                                       69        63          181      159          342       294
Preferred Stock Dividends                         5         7           10       14           21        28
Preferred Securities Distributions                4         2            9        4           16         8
                                             ------    ------       ------   ------       ------    ------

Net Income Available to Common Stockholder  $    60   $    54      $   162  $   141      $   305   $   258
                                             ======    ======       ======   ======       ======    ======

The accompanying condensed notes are an integral part of these statements.


                                 Consumers Energy Company
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                         Six Months Ended     Twelve Months Ended
June 30                                                    1998     1997         1998        1997
                                                         ------    ------       ------     ------
                                                                                      In Millions
Cash Flows from Operating Activities
  Net income                                              $ 181    $ 159         $ 342      $ 294
    Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation, depletion and amortization
      (includes nuclear decommissioning of
       $25, $24,$50 and $49, respectively)                  198      199           390        379
        Loss on MCV power purchases                          37        -            37          -
        Capital lease and other amortization                 21       21            44         40
        Deferred income taxes and investment
          tax credit                                         27       16            24         39
        Accretion expense                                     8        9            17         17
        Accretion income - abandoned
          Midland project                                    (3)      (4)           (7)        (9)
        Undistributed earnings of related parties           (24)     (20)          (50)       (50)
        Cumulative effect of accounting change              (66)       -           (66)         -
        MCV power purchases                                 (32)     (30)          (64)       (66)
        Changes in other assets and liabilities             (25)      63             -        (12)
                                                         ------     ------       ------      ------

          Net cash provided by operating
          activities                                        322      413           667        632
                                                         ------     ------        ------     ------

Cash Flows from Investing Activities
  Capital expenditures (excludes assets
     placed under capital lease)                           (159)    (165)         (355)      (391)
  Cost to retire property, net                              (44)     (11)          (61)       (31)
  Investments in nuclear decommissioning trust funds        (25)     (24)          (50)       (49)
  Proceeds from nuclear decommissioning trust funds          27        -            27          -
  Proceeds from the sale of Marysville
     Fractionation Partnership                               27        -            27          -
  Other                                                       3       (5)           54         (6)
                                                         ------     ------       ------      ------

          Net cash used in investing activities            (171)    (205)         (358)      (477)
                                                         ------    ------        ------      ------

Cash Flows from Financing Activities
  Proceeds from senior notes                                914        -           914          -
  Retirement of bonds and other long-term debt             (622)       -          (673)       (37)
  Payment of common stock dividends                        (129)     (70)         (278)      (195)
  Increase (decrease) in notes payable, net                (122)     (92)           14        133
  Payment of capital lease obligations                      (22)     (21)          (46)       (39)
  Payment of preferred stock dividends                      (10)     (14)          (25)       (28)
  Preferred securities distributions                         (9)      (4)          (16)        (8)
  Retirement of preferred stock                               -        -          (118)         -
  Proceeds from preferred securities                          -        -           116          -
  Contribution from stockholder                               -        -           (50)         -
  Proceeds from bank loans                                    -        -             -         23
                                                         ------     ------       ------     ------

          Net cash provided by (used in)
          financing activities                                -     (201)         (162)      (151)
                                                         ------     ------       ------     ------

Net Increase in Cash and Temporary Cash Investments        151         7           147          4

Cash and Temporary Cash Investments, Beginning of Period     7         4            11          7
                                                         ------    ------         ------    ------

Cash and Temporary Cash Investments, End of Period       $ 158   $    11        $  158     $   11
                                                         ======    ======         ======    ======

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
  Interest paid (net of amounts capitalized)            $    83  $    82        $  166      $ 127
  Income taxes paid (net of refunds)                         79       82           113        167
Non-cash transactions
Nuclear fuel placed under capital lease                 $    15  $     3       $    16     $   31
  Other assets placed under capital leases                    7        3            10          5

                                                          ======  ======        ======      ======


All highly liquid investments with an original maturity of three months or less are considered cash equivalents.
The accompanying condensed notes are an integral part of these statements.


                                               Consumers Energy Company
                                              Consolidated Balance Sheets
ASSETS                                                    June 30                    June 30
                                                             1998   December 31         1997
                                                       (Unaudited)         1997   (Unaudited)
                                                                                 In Millions
Plant (At original cost)
  Electric                                                 $6,579        $6,491       $6,467
  Gas                                                       2,307         2,322        2,270
  Other                                                        23            24           25
                                                           ------        ------       ------
                                                            8,909         8,837        8,762
  Less accumulated depreciation, depletion
    and amortization                                        4,707         4,603        4,490
                                                           ------        ------       ------
                                                            4,202         4,234        4,272
  Construction work-in-progress                               166           145          119
                                                           ------        ------       ------
                                                            4,368         4,379        4,391
                                                           ------        ------       ------

Investments
  Stock of affiliates                                         278           278          302
  First Midland Limited Partnership (Note 2)                  247           242          237
  Midland Cogeneration Venture Limited
    Partnership (Note 2)                                      189           171          148
  Other                                                         -             7           10
                                                           ------        ------       ------
                                                              714           698          697
                                                           ------        ------       ------

Current Assets
  Cash and temporary cash investments at cost,
    which approximates market                                 158             7           11
  Accounts receivable and accrued revenue,
    less allowances of $5, $6 and $8,
    respectively (Note 3)                                      76            82           80
  Accounts receivable - related parties                        71            62           87
  Inventories at average cost
    Gas in underground storage                                178           197          125
    Materials and supplies                                     63            63           75
    Generating plant fuel stock                                35            35           28
  Postretirement benefits                                      25            25           25
  Deferred income taxes                                         -            22           14
  Prepayments and other                                       148           161           78
                                                           ------        ------       ------
                                                              754           654          523
                                                           ------        ------       ------

Non-current Assets
  Nuclear decommissioning trust funds                         521           486          443
  Postretirement benefits                                     388           404          419
  Abandoned Midland Project                                    83            93          103
  Other                                                       248           235          240
                                                           ------        ------       ------
                                                            1,240         1,218        1,205
                                                           ------        ------       ------

Total Assets                                               $7,076        $6,949       $6,816
                                                           ======        ======       ======



STOCKHOLDERS' INVESTMENT AND LIABILITIES                  June 30                    June 30
                                                             1998   December 31         1997
                                                       (Unaudited)         1997   (Unaudited)
                                                                                 In Millions
Capitalization
  Common stockholder's equity
    Common stock                                           $  841        $  841       $  841
    Paid-in capital                                           452           452          504
    Revaluation capital                                        59            58           41
    Retained earnings since December 31, 1992                 396           363          368
                                                           ------        ------       ------
                                                            1,748         1,714        1,754
  Preferred stock                                             238           238          356
  Company-obligated mandatorily redeemable
   preferred securities of:
    Consumers Power Company Financing I (a)                   100           100          100
    Consumers Energy Company Financing II (a)                 120           120            -
  Long-term debt                                            2,159         1,369        1,612
  Non-current portion of capital leases                        77            74           88
                                                           ------        ------       ------
                                                            4,442         3,615        3,910
                                                           ------        ------       ------

Current Liabilities
  Current portion of long-term debt and capital leases         94           579          390
  Notes payable                                               255           377          241
  Accrued taxes                                               154           244          154
  Accounts payable                                            150           171          149
  Accounts payable - related parties                           76            79           70
  Power purchases (Note 2)                                     47            47           47
  Accrued interest                                             31            32           32
  Deferred income taxes                                        12             -            -
  Accrued refunds                                              11            12            7
  Other                                                       139           136          131
                                                           ------        ------       ------
                                                              969         1,677        1,221
                                                           ------        ------       ------

Non-current Liabilities
  Deferred income taxes                                       680           688          642
  Postretirement benefits                                     474           489          501
  Power purchases (Note 2)                                    146           133          157
  Deferred investment tax credit                              144           149          154
  Regulatory liabilities for income taxes, net                 59            54           81
  Other                                                       162           144          150
                                                           ------        ------       ------
                                                            1,665         1,657        1,685
                                                           ------        ------       ------
Commitments and Contingencies (Notes 2)

Total Stockholders' Investment and Liabilities             $7,076        $6,949       $6,816
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


                                    Consumers Energy Company
                     Consolidated Statements of Common Stockholder's Equity
                                           (Unaudited)
                                    Three Months Ended  Six Months Ended Twelve Months Ended
June 30                                 1998      1997     1998     1997      1998      1997
                                                                                 In Millions
Common Stock
  At beginning and end of period      $  841    $  841   $  841   $  841    $  841    $  841
                                      ------    ------   ------   ------    ------    ------
Other Paid-in Capital
  At beginning of period                 452       504      452      504       504       504
  Preferred stock reacquired               -         -        -        -        (2)        -
  Return of stockholder's
   contribution                            -         -        -        -       (50)        -
                                      ------    ------   ------   ------    ------    ------
    At end of period                     452       504      452      504       452       504
                                      ------    ------   ------   ------    ------    ------

Revaluation Capital
  At beginning of period                  65        36       58       37        41        31
  Change in unrealized investment -
    gain (loss) (a)                       (6)        5        1        4        18        10
                                      ------    ------   ------   ------    ------    ------
    At end of period                      59        41       59       41        59        41
                                      ------    ------   ------   ------    ------    ------

Retained Earnings
  At beginning of period                 385       384      363      297       368       305
  Net income (a)                          69        63      181      159       342       294
  Common stock dividends declared        (49)      (70)    (129)     (70)     (277)     (195)
  Preferred stock dividends declared      (5)       (7)     (10(10)  (14)      (21)      (28)
  Preferred securities distributions      (4)       (2)      (9)      (4)      (16)       (8)
                                      ------    ------   ------   ------    ------    ------
    At end of period                     396       368      396      368       396       368

                                      ------    ------   ------   ------    ------    ------
Total Common Stockholder's Equity     $1,748    $1,754   $1,748   $1,754    $1,748    $1,754
                                      ======    ======   ======   ======    ======    ======
(a) Disclosure of Comprehensive
     Income:
    Revaluation capital
      Unrealized investment -
      gain (loss), net of tax of
      $(3), $3, $-, $2, $10
      and $5, respectively            $   (6)   $    5   $    1   $    4    $   18    $   10
    Net income                            69        63      181      159       342       294
                                      ------    ------   ------   ------    ------    ------

    Total Comprehensive Income        $   63    $   68   $  182   $  163    $  360    $  304
                                      ======    ======   ======   ======    ======    ======

The accompanying condensed notes are an integral part of these statements.


                     Consumers Energy Company
       Condensed Notes to Consolidated Financial Statements


These Consolidated Financial Statements and their related Condensed Notes should be read along with the Consolidated Financial Statements and Notes contained in Consumers' 1997 Form 10-K that includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.


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


2:   Uncertainties

ELECTRIC CONTINGENCIES

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

In October 1997, following completion of the Ozone Transport Assessment Group process and requests by several Northeastern states, the EPA proposed that the State of Michigan impose additional nitrogen oxide limits on fossil-fueled emitters, such as Consumers' generating units. The limits would reduce nitrogen oxide emissions, as early as 2002, to only 32 percent of levels allowed for the year 2000 under current regulations. The EPA is expected to issue final regulations in the fall of 1999. The State of Michigan will have one year after final regulations are issued to implement the requirements. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance is subject to significant revision.

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

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At June 30, 1998, Consumers has accrued $3 million for its estimated Superfund liability.

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

In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. As a result, 21 individual plaintiffs have re-filed their claims with the trial court. Consumers intends to vigorously defend these cases, but is unable to predict the outcome. As of June 30, 1998, Consumers had 5 individual stray voltage lawsuits awaiting trial court action, unrelated to the cases above. At year end 1997, Consumers had 12 such lawsuits awaiting trial court action.

Anti-Trust: In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). The parties are awaiting the court's decision on Consumers' and CMS Energy's motion for summary judgment and/or dismissal of the complaint. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

ELECTRIC RATE MATTERS

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this Note) and recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense.
It also established an experimental direct-access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers would transmit the power for a fee. The program is limited to 650 MW of load, of which 100 MW is available solely to direct-access customers for at least 18 months. The Commission's order allowed existing special contracts to fill 410 MW of the load. Although the issue is still subject to MPSC review, it is Consumers' position that the remaining 140 MW of the 650 MW load could be filled by either special contracts or direct-access loads. The load was filled by new special contracts signed subsequent to the order. According to the MPSC order, Consumers held a lottery in April 1997 to select the customers to purchase 100 MW by direct-access. Direct-access for a portion of this 100 MW began in late 1997. Consumers expects the remaining amount of direct-access to begin in 1998.

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

Electric Restructuring: As part of ongoing proceedings relating to the restructuring of the electric utility industry in Michigan, in June 1997 the MPSC issued an order proposing that beginning January 1, 1998 Consumers transmit and distribute energy on behalf of competing power suppliers to serve retail customers.
Subsequent to the June 1997 order, the MPSC issued further restructuring orders in October 1997 and in January and February 1998. These orders provide for: 1) the recovery of estimated Transition Costs of $1.755 billion through a charge to all direct-access customers until the end of the transition period in 2007, subject to an adjustment through a true-up mechanism; 2) the commencement of the phase-in of direct-access in 1998; 3) the suspension of the power supply cost recovery clause; and 4) all customers to be free to choose power suppliers on January 1, 2002. See "Other Electric Uncertainties" below for further information regarding the effect of the PSCR suspension on the recovery of MCV Facility capacity charges. The orders also confirm the MPSC's belief that Securitization may be a beneficial mechanism for recovery of Transition Costs while recognizing that Securitization requires state legislation to occur. Consumers believes that the Transition Cost surcharge will apply to all customers beginning in 2002. The recovery of prudent costs of implementing a direct-access program, estimated at an additional $200 million, would be reviewed for prudence and recovered via a charge approved by the MPSC. Nuclear decommissioning costs will also continue to be collected through a separate surcharge to all customers. Consumers expects Michigan legislative consideration of the entire subject of electric industry restructuring in 1998. To be acceptable to Consumers, the legislation would have to provide for full recovery of Transition Costs. Consumers expects the legislature to review all of the policy choices made by the MPSC during the restructuring proceedings to assure that they are in accord with those that the legislature believes should be paramount.

There are numerous appeals pending at the Court of Appeals relating to the MPSC's restructuring orders, including appeals by Consumers and Detroit Edison. Consumers believes that the MPSC lacks statutory authority to mandate industry restructuring, and its appeal is limited to this jurisdictional issue.

As a result of an informal process involving consultations with MPSC staff and other interested parties, as directed in the MPSC's February 1998 order, Consumers submitted to the MPSC in June 1998 its plan for implementing direct-access. The primary issues addressed in the plan are: 1) the implementation schedule; 2) the direct-access service options available to customers and suppliers;
3) the process and requirements for customers and others to obtain direct-access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Under the schedule in the plan, Consumers will, over the 1998-2001 period, phase-in 750 MW of electric capacity for direct-access to customers. In 1998, 300 MW of direct-access for bidding will be open, and an additional 150 MW will open for each year from 1999 to 2001. This plan is consistent with the previous orders regarding the phase-in process. Due to the time required for the MPSC to review the plan, Consumers does not believe direct-access will commence prior to the fourth quarter of 1998. For further information regarding the effects of the restructuring on accounting methods, see Electric Business Outlook
- Electric Application of SFAS 71 in the MD&A. Consumers cannot predict the outcome or timing of electric restructuring on Consumers' financial position, liquidity, or results of operations.

OTHER ELECTRIC UNCERTAINTIES

The Midland Cogeneration Venture: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds the following assets related to the MCV Partnership and MCV Facility: 1) CMS Midland owns a 49 percent general partnership interest in the MCV Partnership; and 2) CMS Holdings holds, through FMLP, a 35 percent lessor interest in the MCV Facility.

Summarized Statements of Income for CMS Midland and CMS Holdings-

                                                             In Millions
               Three Months Ended   Six Months Ended  Twelve Months Ended
June 30              1998    1997      1998   1997         1998     1997
                     ----    ----      ----   ----         ----     ----

Pretax operating
   income             $13     $10       $23    $18          $51      $46
Income taxes and
 other                  4       3         7      5           16       14
                     ----    ----      ----   ----         ----     ----

Net income            $ 9     $ 7       $16    $13          $35      $32
                     ====    ====      ====   ====         ====     ====

Power Purchases from the MCV Partnership- After September 2007, pursuant to the terms of the PPA and related undertakings, Consumers will only be required to pay the MCV Partnership the capacity charge and energy charge amounts authorized for recovery from electric customers by the MPSC. Currently, Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a minimum levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The MPSC has, since January 1, 1993, permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Beginning January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of MCV Facility contract capacity. The order approving such recovery indicated that the recoverable capacity charge for the 325 MW would gradually increase from an initial average charge of 2.86 cents per kWh to an average charge of 3.62 cents per kWh over the 1996-2004 time period. Because the MPSC allowed Consumers to suspend the PSCR process as part of the electric industry restructuring order (see "Electric Restructuring" in this Note), Consumers expects to recover a portion of the future increases in approved capacity charges through an adjustment to the frozen PSCR charge.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At
June 30, 1998 and December 31,1997, the after-tax present value of the PPA liability totaled $126 million and $117 million, respectively. The increase in the liability since December 31, 1997 reflects an additional $37 million accrual ($24 million after-tax) for higher than anticipated MCV Facility availability levels experienced in prior periods and an after-tax accretion expense of $5 million, partially offset by after-tax cash underrecoveries of $20 million. The undiscounted after-tax amount associated with the liability totaled $176 million at June 30, 1998. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For the first six months of 1998 the MCV Facility was available 99 percent of the time, resulting in $11 million over anticipated after-tax cash underrecoveries. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts as those shown below.

                                            In Millions
                      1998   1999   2000   2001    2002
                      ----   ----   ----   ----    ----

Estimated cash
underrecoveries,
 net of tax            $34    $22    $21    $20     $19
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

In February 1998, the MCV Partnership filed a claim of appeal from the January 1998 and February 1998 MPSC orders in the electric utility industry restructuring. At the same time, the MCV Partnership filed suit in the U.S. District Court seeking a declaration that the MPSC's failure to provide Consumers and the MCV Partnership a certain source of recovery of capacity payments after 2007 deprived the MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. The MCV Partnership is seeking to prohibit the MPSC from implementing portions of the order.

PSCR Matters Related to Power Purchases from the MCV Partnership-As part of a 1995 decision in the 1993 PSCR reconciliation case, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court which was denied in January 1998. This matter is now closed.

Nuclear Matters: Consumers filed updated decommissioning information with the MPSC in 1995 that estimated decommissioning costs for Big Rock and Palisades. In April 1996, the MPSC issued an order in Consumers' nuclear decommissioning case, which fully supported Consumers' request and did not change the overall surcharge revenues collected from retail customers. The MPSC ordered Consumers to file a report on the adequacy of the surcharge revenues with the MPSC at three-year intervals beginning in 1998. On March 31, 1998, Consumers filed with the MPSC a new decommissioning cost estimate for Big Rock and Palisades of $294 million and $518 million (in 1997 dollars) respectively. The estimated decommissioning costs decreased from previous estimates primarily due to a decrease in offsite burial costs. Consumers recommended a reallocation of its existing surcharge between the two plants on January 1, 1999 to provide additional funds to decommission Big Rock. Consumers filed a revision to its Post Shutdown Activities Report (formerly decommissioning report) with the NRC to reflect the shutdown of Big Rock.

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

As of June 30, 1998 Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask at Palisades previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

A planned outage for refueling and maintenance at Palisades was completed June 7, 1998. Consumers replaced 60 nuclear fuel assemblies in the plant's reactor during the outage.

The NRC requires Consumers to make certain calculations and report to it on the continuing ability of the Palisades reactor vessel to withstand postulated pressurized thermal shock events during its remaining license life, considering the embrittlement of reactor vessel materials over time due to operation in a radioactive environment. Based on continuing analysis of data in December 1996, Consumers received an interim Safety Evaluation Report from the NRC indicating that the reactor vessel can be safely operated through 2003 before reaching the NRC's screening criteria for reactor embrittlement. Consumers believes that with fuel management designed to minimize embrittlement, it can operate Palisades to the end of its license life in the year 2007 without annealing the reactor vessel. Nevertheless, Consumers will continue to monitor the matter.

Capital Expenditures: Consumers estimates electric capital expenditures, including new lease commitments, of $320 million for 1998, $265 million for 1999, and $255 million for 2000. For further information, see the Capital Expenditures Outlook section in the MD&A.

GAS CONTINGENCIES

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. In 1998 Consumers plans to study indoor air issues at residences on some sites and ground water impacts or surface soil impacts at other sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million. These estimates are based on undiscounted 1998 costs. As of June 30,1998, Consumers has accrued a liability of $48 million and has established a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. According to an MPSC rate order issued in 1996, Consumers will defer and amortize, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers is continuing discussions with, or has initiated a lawsuit against, certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

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

Gas Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide experimental gas transportation pilot program. Consumers' expanded experimental program will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Participating customers are being selected on a first-come, first-served basis, up to a limit of 100,000 customers beginning April 1, 1998. As of July 23, 1998 approximately 21,800 customers chose alternative gas suppliers, representing approximately 13 bcf of gas load. Of these alternative gas suppliers, one was a CMS Energy affiliate. Up to 100,000 more customers may be added beginning April 1 of each of the next two years. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. The order allowing the implementation of this program:
1) suspends Consumers' gas cost recovery clause, effective April 1, 1998 for a three-year period, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism that will provide for refunds to customers if Consumers' earnings during the three year term of the program exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses concerns about the relationship between Consumers and marketers, including its affiliated marketers. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to a large number of retail customers in direct competition with Consumers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. At June 30, 1998, Consumers had an exposure to gas price increases if the cost was to exceed $2.84 per mcf for the following volumes: 5 percent of its 1998 requirements; 40 percent of its 1999 requirements; and 65 percent of its 2000 requirements. Additional forward coverage is currently under review. The forward contracts currently in place were consummated at prices less than $2.84 per mcf. The contracts are being used to hedge Consumers' gas commodity cost increases in a three-year experimental gas program. For further information regarding the effects of the restructuring on accounting methods, see Gas Business Outlook - Application of SFAS 71 in the MD&A.


OTHER GAS UNCERTAINTIES

Capital Expenditures: Consumers estimates gas capital expenditures, including new lease commitments, of $115 million for 1998, $115 million for 1999, and $115 million for 2000. For further information, see the Capital Expenditures Outlook section in the MD&A.

In addition to the matters disclosed in this note, Consumers and certain of its subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Consumers has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on Consumers' financial position, liquidity, or results of operations.


3:   Short-Term Financings and Capitalization

Authorization: At July 1, 1998, Consumers had remaining FERC authorization to: 1) issue or guarantee up to $900 million of short-term securities outstanding at any one time, through June 2000; 2) guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements; and 3) issue long-term securities with maturities up to 30 years, through June 2000, up to $950 million and $200 million for refinancing purposes and for general corporate purposes, respectively.

Short-Term Financings: Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $120 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At June 30, 1998, a total of $255 million was outstanding at a weighted average interest rate of 6.0 percent, compared with $241 million outstanding at June 30, 1997, at a weighted average interest rate of 6.2 percent. In January 1998, Consumers entered into interest rate swaps totaling $300 million. These swap arrangements have had an immaterial effect on interest expense.

Consumers also has in place a $500 million trade receivables sale program. At June 30, 1998 and 1997, receivables sold under the program totaled $236 million and $266 million, respectively.
Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Capital Stock: The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers.

Long-Term Financings: The following table describes the new issuances of long-term financings which have occurred during 1998 through early August 1998.

                                               In Millions
                  Month                Interest  Principal
                 Issued     Maturity   Rate (%)     Amount  Use of Proceeds

Senior Notes (a)  February     2008     6.375      $ 250   Pay down First
                                                            Mortgage Bonds
Senior Notes (a)     March     2018     6.875        225   Pay down First
                                                            Mortgage Bonds
Senior Notes (a)       May     2008     6.2 (b)      250   Pay down First
                                                            Mortgage Bonds
                                                            and Long-Term
                                                            Bank Debt
Senior Notes (a)      June     2018     6.5 (c)      200   Pay down First
                                                            Mortgage Bonds
                                                            and general
                                                            corporate purposes
Long-Term
 Bank Debt             May  2001-2003   6.05 (d)     225   Pay down Long-Term
                                                            Bank Debt
                                                            and general
                                                            corporate purposes
                                                   ------
Total                                             $1,150
                                                   ======

(a) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount.
(b) The interest rate may be reset in 2003.
(c) The interest rate will be reset in June 2005.
(d) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.

The following table describes the retirements of long-term financings which have occurred during 1998 through early August
1998.

                                                       In Millions
                      Month                  Interest    Principal
                      Retired   Maturity     Rate (%)       Amount
                      -------   --------     -----         -------

First Mortgage Bonds  February    1998         8.75        $248
Long-Term Bank Debt   February    1998         6.4 (a)       50
First Mortgage Bonds     March    2001-2002    7.5          119
First Mortgage Bonds     April    2023         7.375         36
First Mortgage Bonds       May    1998         6.875         43
Long-Term Bank Debt        May    1998-1999    6.3 (b)      350
First Mortgage Bonds      July    1999         8.875        136
                                                           ----
Total                                                      $982
                                                           ====

(a) The interest rate was variable; weighted average interest rate at December 31, 1997 was 6.4 percent.
(b) The interest rate was variable; weighted average interest rate at March 31, 1998 was 6.3 percent.

Consumers had unsecured, variable rate long-term bank debt with an outstanding balance at June 30, 1998 and 1997 of $225 million and $400 million, respectively. At June 30, 1998 and 1997 the debt carried weighted average interest rates of 6.1 percent and 6.2 percent, respectively. In February 1998, Consumers retired $50 million of its $400 million unsecured long-term bank debt. In May 1998, Consumers refinanced the remaining $350 million unsecured long-term bank debt, in part with $225 million unsecured long-term bank debt. To cover the remaining $125 million of bank debt refinancing, in May 1998 Consumers issued $250 million of senior notes due 2008, at an interest rate of 6.2 percent. The $125 million balance of senior notes due 2008 will be used for refunding or repurchasing various First Mortgage Bonds or for general corporate purposes.

Under the provisions of its Articles of Incorporation at June 30, 1998, Consumers had $312 million of unrestricted retained earnings available to pay common dividends. In July 1998, Consumers declared a $44 million common dividend to be paid in August 1998.

                     ARTHUR ANDERSEN LLP




           Report of Independent Public Accountants



  To Consumers Energy Company:

  We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of June 30, 1998 and 1997, the related consolidated statements of income and common stockholder's equity for the three-month, six-month, and twelve-month periods then ended, and the related consolidated statements of cash flows for the six-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

  Detroit, Michigan,
        August 11, 1998.

                        QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

CMS Energy

Quantitative and Qualitative Disclosures About Market Risk is contained in PART 1: CMS ENERGY CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS which is incorporated by reference herein.



                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For a discussion of certain legal proceedings see Note 2, subsections "Stray Voltage" and "Anti-Trust", of the Condensed Notes to the Consolidated Financial Statements in Part I of this Report, incorporated by reference herein. The discussion is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Form 10-K for the year ended December 31, 1997, and in their Form 10-Q for the quarter ended March 31, 1998. The Condensed Notes also include additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the CMS Energy Annual Meeting of Shareholders held on May 22, 1998, the shareholders ratified the appointment of Arthur Andersen LLP as independent auditors of CMS Energy for the year ended December 31, 1998. The vote was 91,399,366 shares in favor and 345,414 against, with 449,175 abstaining. The CMS Energy shareholders voted against a shareholder's proposal to adopt a five point program addressing Consumers' operating as a "Utility of Choice" and under "Utility of Choice" guidelines. The vote was 2,549,545 shares in favor and 76,358,536 against, with 3,770,814 abstaining. The CMS Energy shareholders also elected all ten nominees for the office of director. The votes for individual nominees were as follows:

                        CMS ENERGY CORPORATION

    Number of Votes:                    For    Withheld         Total

    William T. McCormick, Jr.    91,441,628     752,327    92,193,955
    John M. Deutch               91,480,907     713,048    92,193,955
    James J. Duderstadt          91,464,959     728,996    92,193,955
    Kathleen R. Flaherty         91,473,241     720,714    92,193,955
    Victor J. Fryling            91,486,712     707,243    92,193,955
    Earl D. Holton               91,501,516     692,439    92,193,955
    William U. Parfet            91,453,119     740,836    92,193,955
    Percy A. Pierre              91,474,471     719,484    92,193,955
    Kenneth Whipple              91,497,651     696,304    92,193,955
    John B. Yasinsky             91,504,196     689,759    92,193,955


Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 22, 1998 Consumers' Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of re-electing the above-named individuals as directors of Consumers and in favor of ratifying the appointment of Arthur Andersen LLP as independent auditors of Consumers for the year ended December 31, 1998. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.

ITEM 5. OTHER INFORMATION

A shareholder who intends to submit a proposal for a vote at CMS Energy's 1999 Annual Meeting of Shareholders but which will not be included in CMS Energy's 1999 proxy statement must send the proposal to reach
CMS Energy on or before March 6, 1999. The proposals should be addressed to: Mr. Thomas A. McNish, Corporate Secretary, Fairlane Plaza South, Suite 1100, 330 Town Center Drive, Dearborn, Michigan 48126. Failure to timely submit the proposal will allow management to use discretionary voting authority when the proposal is raised at the Annual Meeting.

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

(b)  REPORTS ON FORM 8-K

Current Reports on Form 8-K dated June 23, 1998 and July 30, 1998 were filed by CMS Energy covering matters pursuant to "Item 5. Other Events."

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                         CMS ENERGY CORPORATION

                                               (Registrant)


Dated: August 14, 1998            By





                                              Alan M. Wright
                                          Senior Vice President and
                                           Chief Financial Officer



                                      CONSUMERS ENERGY COMPANY

                                               (Registrant)


Dated: August 14, 1998            By





                                              Alan M. Wright
                                          Senior Vice President and
                                           Chief Financial Officer