Form 10-Q
period 1998-09-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 1998-11-13
CIK 201533, 811156

                                  FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

                                     OR

          [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from          to


 Commission             Registrant; State of Incorporation;       IRS Employer
 File Number               Address; and Telephone Number     Identification No.

 1-9513                       CMS ENERGY CORPORATION         38-2726431
                             (A Michigan Corporation)
                         Fairlane Plaza South, Suite 1100
                  330 Town Center Drive, Dearborn, Michigan  48126
                                  (313)436-9200

 1-5611                   CONSUMERS ENERGY COMPANY           38-0442310
                          (A Michigan Corporation)
                 212 West Michigan Avenue,Jackson, Michigan  49201
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


Number of shares outstanding of each of the issuer's classes of common stock at October 31, 1998:
CMS Energy Corporation:
   CMS Energy Common Stock, $.01 par value                      103,437,840
   CMS Energy Class G Common Stock, no par value                  8,411,559
Consumers Energy Company, $10 par value,
   privately held by CMS Energy                                  84,108,789





                           CMS Energy Corporation
                                     and
                          Consumers Energy Company


  Quarterly reports on Form 10-Q to the Securities and Exchange Commission
                  for the Quarter Ended September 30, 1998



This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.



                              TABLE OF CONTENTS


                                                                   Page
Glossary
PART I:
CMS Energy Corporation
          Management's Discussion and Analysis                        8
          Consolidated Statements of Income                          25
          Consolidated Balance Sheets                                27
          Consolidated Statements of Cash Flows                      29
          Consolidated Statements of Common Stockholders' Equity     30
          Condensed Notes to Consolidated Financial Statements       31
          Report of Independent Public Accountants                   48
Consumers Energy Company
          Management's Discussion and Analysis                       50
          Consolidated Statements of Income                          60
          Consolidated Statements of Cash Flows                      61
          Consolidated Balance Sheets                                63
          Consolidated Statements of Common Stockholder's Equity     65
          Condensed Notes to Consolidated Financial Statements       66
          Report of Independent Public Accountants                   77
Quantitative and Qualitative Disclosures about Market Risk           78
PART II:
          Item 1.    Legal Proceedings                               78
          Item 6.    Exhibits and Reports on Form 8-K                79
Signatures                                                           80

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

CFLCL . . . . . . . . . . . . . . . . . . .   Companhia Forcia e Luz
                                              Cataguazes-Leopoldina, a
                                              Brazilian utility
Class G Common Stock. . . . . . . . . . . .   One of two classes of common
                                              stock of CMS Energy, no par
                                              value, which reflects the
                                              separate performance of the
                                              Consumers Gas Group
Clean Air Act . . . . . . . . . . . . . . .   Federal Clean Air Act, as
                                              amended
CMS Electric and Gas. . . . . . . . . . . .   CMS Electric and Gas
                                              Company, a subsidiary of
                                              Enterprises
CMS Energy. . . . . . . . . . . . . . . . .   CMS Energy Corporation
CMS Energy Common Stock . . . . . . . . . .   One of two classes of common
                                              stock of CMS Energy, par
                                              value $.01 per share
CMS Gas Marketing . . . . . . . . . . . . .   CMS Gas Marketing Company, a
                                              subsidiary of Enterprises
CMS Gas Transmission. . . . . . . . . . . .   CMS Gas Transmission and
                                              Storage Company, a
                                              subsidiary of Enterprises
CMS Generation. . . . . . . . . . . . . . .   CMS Generation Co., a
                                              subsidiary of Enterprises
CMS Holdings. . . . . . . . . . . . . . . .   CMS Midland Holdings
                                              Company, a subsidiary of
                                              Consumers
CMS Midland . . . . . . . . . . . . . . . .   CMS Midland Inc., a
                                              subsidiary of Consumers
CMS MST . . . . . . . . . . . . . . . . . .   CMS Marketing, Services and
                                              Trading Company, a
                                              subsidiary of Enterprises
CMS Oil and Gas . . . . . . . . . . . . . .   CMS Oil and Gas Company, a
                                              subsidiary of Enterprises
Common Stock. . . . . . . . . . . . . . . .   CMS Energy Common Stock and
                                              Class G Common Stock
Consumers . . . . . . . . . . . . . . . . .   Consumers Energy Company, a
                                              subsidiary of CMS Energy
Consumers Gas Group . . . . . . . . . . . .   The gas distribution,
                                              storage and transportation
                                              businesses currently
                                              conducted by Consumers and
                                              Michigan Gas Storage
Court of Appeals. . . . . . . . . . . . . .   Michigan Court of Appeals

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

GCR . . . . . . . . . . . . . . . . . . . .   Gas cost recovery
Grand Lacs partnership. . . . . . . . . . .   Grand Lacs Limited
                                              Partnership, a marketing
                                              center for natural gas
GTNs. . . . . . . . . . . . . . . . . . . .   CMS Energy General Term
                                              Notes, $250 million Series
                                              A, $125 million Series B,
                                              $150 million Series C, $200
                                              million Series D and $400
                                              million Series E

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

LIHEAP. . . . . . . . . . . . . . . . . . .   Low Income Home Energy
                                              Assistance Program
Loy Yang. . . . . . . . . . . . . . . . . .   The 2,000 MW brown coal
                                              fueled Loy Yang A power
                                              plant and an associated coal
                                              mine in Victoria, Australia,
                                              in which CMS Generation
                                              holds a 50 percent ownership
                                              interest
Ludington . . . . . . . . . . . . . . . . .   Ludington pumped storage
                                              plant, jointly owned by
                                              Consumers and Detroit Edison

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

Natural Gas Act . . . . . . . . . . . . . .   Federal Natural Gas Act
NGL . . . . . . . . . . . . . . . . . . . .   Natural gas liquids
Nitrotec. . . . . . . . . . . . . . . . . .   Nitrotec Corporation, a
                                              propriety gas technology
                                              company in which CMS Gas
                                              Transmission owns an equity
                                              interest
NRC . . . . . . . . . . . . . . . . . . . .   Nuclear Regulatory
                                              Commission

Order 888 and Order 889 . . . . . . . . . .   FERC final rules issued on
                                              April 24, 1996
Outstanding Shares. . . . . . . . . . . . .   Outstanding shares of Class
                                              G Common Stock

Palisades . . . . . . . . . . . . . . . . .   Palisades nuclear power
                                              plant, owned by Consumers
Panhandle Companies . . . . . . . . . . . .   Panhandle Eastern Pipe Line
                                              Company and its principal
                                              subsidiaries, Trunkline Gas
                                              Company and Pan Gas Storage
                                              Company, as well as
                                              Panhandle Storage Company
                                              and Trunkline LNG Company
PCBs. . . . . . . . . . . . . . . . . . . .   Poly chlorinated biphenyls
Pension Plan. . . . . . . . . . . . . . . .   The trusteed, non-
                                              contributory, defined
                                              benefit pension plan of
                                              Consumers and CMS Energy
PPA . . . . . . . . . . . . . . . . . . . .   The Power Purchase Agreement
                                              between Consumers and the
                                              MCV Partnership with a 35-
                                              year term commencing in
                                              March 1990
ppm . . . . . . . . . . . . . . . . . . . .   Parts per million
PSCR. . . . . . . . . . . . . . . . . . . .   Power supply cost recovery
PUHCA . . . . . . . . . . . . . . . . . . .   Public Utility Holding
                                              Company Act of 1935

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

SEC . . . . . . . . . . . . . . . . . . . .   Securities and Exchange
                                              Commission
Securitization. . . . . . . . . . . . . . .   A financing authorized by
                                              statute in which the
                                              statutorily assured flow of
                                              revenues from a portion of
                                              the rates charged by a
                                              utility to its customers is
                                              set aside and pledged as
                                              security for the repayment
                                              of rate reduction bonds
                                              issued by a special purpose
                                              entity affiliated with such
                                              utility
SERP. . . . . . . . . . . . . . . . . . . .   Supplemental Executive
                                              Retirement Plan
Senior Credit Facilities. . . . . . . . . .   $725 million senior credit
                                              facilities consisting of a
                                              $600 million three-year
                                              revolving credit facility
                                              and a five-year $125 million
                                              term loan facility
SFAS. . . . . . . . . . . . . . . . . . . .   Statement of Financial
                                              Accounting Standards
Superfund . . . . . . . . . . . . . . . . .   Comprehensive Environmental
                                              Response, Compensation and
                                              Liability Act

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


RESULTS OF OPERATIONS

CMS Energy Consolidated Earnings
 . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . .     .   In Millions, Except Per Share Amounts
------------------------------------------------------------------------
September 30. . . . . . . . . . . . . . . . . 1998  1997(b) Change
------------------------------------------------------------------------

Three months ended
  Consolidated Net Income . . . . . . . . . . $ 81    $ 60  $ 21
  Net Income Attributable
   to Common Stocks:
     CMS Energy . . . . . . . . . . . . . . .   83      62    21
     Class G. . . . . . . . . . . . . . . . .   (2)     (2)    -

 . . . . . . . . . . . . . . . . . . . . . .
  Earnings Per Average
   Common Share:
     CMS Energy
          Basic . . . . . . . . . . . . . . .  .81     .64    .17
          Diluted . . . . . . . . . . . . . .  .80     .63    .17
     Class G. . . . . . . . . . . . . . . . .
          Basic and Diluted . . . . . . . . . (.16)   (.21)   .05


Nine months ended . . . . . . . . . . . . . .  (a)
  Consolidated Net Income . . . . . . . . . . $234    $185  $ 49
  Net Income Attributable
   to Common Stocks:
     CMS Energy . . . . . . . . . . . . . . .  226     176    50
     Class G. . . . . . . . . . . . . . . . .    8       9    (1)
  Earnings Per Average
   Common Share:
     CMS Energy
          Basic . . . . . . . . . . . . . . . 2.23    1.85   .38
          Diluted . . . . . . . . . . . . . . 2.19    1.83   .36
     Class G
          Basic and Diluted . . . . . . . . . 1.04    1.13  (.09)


Twelve months ended . . . . . . . . . . . .    (a)
  Consolidated Net Income . . . . . . . . . . $293   $ 223  $ 70
  Net Income Attributable
    to Common Stocks:
     CMS Energy . . . . . . . . . . . . . . .  279     210    69
     Class G. . . . . . . . . . . . . . . . .   14      13     1
  Earnings Per Average
   Common Share:
     CMS Energy . . . . . . . . . . . . . . .
          Basic . . . . . . . . . . . . . . . 2.77    2.22   .55
          Diluted . . . . . . . . . . . . . . 2.73    2.20   .53
     Class G
          Basic and Diluted . . . . . . . . . 1.73    1.57   .16
                                             ====================

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

The combined effects of the changes in accounting for oil and gas investments resulted in decreases to net income of $6 million ($.06 per share), $19 million ($.19 per share) and $25 million ($.26 per share) for the three months, nine months and twelve months ended September 30, 1997, respectively. The following discussion of earnings variations compares the results of this year's periods to the restated results of last year's periods.

CMS Energy's earnings for the third quarter of 1998 increased from the comparable period in 1997 as a result of (1) an increase in earnings from international independent power production plant operations and gains on the sales of a biomass power purchase agreement and plant assets and (2) Consumers' increased electric sales and gas deliveries. Partially offsetting these increases were (1) lower oil prices and the gain in the prior period from the sale of oil and gas properties in the oil and gas exploration and production business and (2) increased interest on long-term debt due to higher amounts of debt outstanding.

CMS Energy's earnings for the nine months ended September 30, 1998 increased from the comparable period in 1997 as a result of (1) Consumers' one-time change in accounting for the recognition of property tax expense from a calendar-year basis to a fiscal-year basis which resulted in a benefit of $66 million ($43 million after-tax), (2) Consumers' increased electric sales partially offset by an increase in general taxes and depreciation, (3) a gain on the sale of Petal Gas Storage Company by the gas transmission, storage and processing business,
(4) increased income from the international independent power production business, gains on the sale of two biomass project power purchase agreements, and gains on the sale of two biomass plants and (5) an increase in oil production and a decrease in exploration expenses and
depreciation, depletion and amortization expenses.   Partially offsetting
these increases were (1) Consumers' decreased gas deliveries due to warmer temperatures during the winter heating season, (2) an increased provision for underrecoveries under the PPA of $37 million ($24 million after-tax) due to higher than expected plant availability of the MCV Facility, (3) lower earnings from international energy distribution businesses, (4) lower oil prices and the gain in the prior period from the sale of oil and gas properties in the oil and gas exploration and production business and
(5) increased interest on long-term debt due to higher amounts of debt
outstanding.   For further information on past and future underrecoveries under the PPA, see Power Purchases from the MCV Partnership in Note 2.

The increase in consolidated net income for the twelve months ended September 30, 1998 compared to the same period in 1997 reflects (1) Consumers' change in accounting for property taxes as discussed above and a $9 million adjustment of Consumers' prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds, (2) Consumers' increased electric sales and lower operation and maintenance expenses partially offset by increased general taxes and depreciation, (3) an increase in international plants earnings and operating fees from the independent power production business, gains on the sale of two biomass project power purchase agreements, and gains on the sale of two biomass plants, (4) a gain on the sale of Petal Gas Storage Company and a gain on the sale of Australian gas reserves in the gas transmission, storage and processing business and (5) an increase in oil production and a decrease in exploration expenses and depreciation, depletion and amortization expenses. Partially offsetting these increases were the (1) recognition of Consumers' after-tax loss associated with the underrecovery of power costs under the PPA as discussed above, (2) Consumers' decreased gas deliveries due to warmer weather during the first nine months of 1998, (3) lower oil prices in the oil and gas exploration and production business,
(4) a scheduled decrease in the industry expertise service fee income earned in connection with Loy Yang, (5) lower earnings from international energy distribution businesses and (6) increased interest on long-term debt due to higher amounts of debt outstanding.

For further information, see the individual results of operations for each CMS Energy business segment in this MD&A.

Consumers' Electric Business Unit Results of Operations

Electric Pretax Operating Income:
          . . . . . . .        . . . . . . . . . . . . . . . .   In Millions
----------------------------------------------------------------------------
 . . . . .  . . . .        . . .  Three Months     Nine Months   Twelve Months
 . . . . . . . . .    . .     . Ended Sept. 30  Ended Sept. 30  Ended Sept. 30
Change Compared to Prior Year.   1998 vs 1997    1998 vs 1997    1998 vs 1997
-----------------------------------------------------------------------------

Deliveries (including
  special contract discounts) . . . . . $ 38         $ 50             $ 51
Other non-commodity revenue . . .  . . .  (1)          (2)              (3)
Operations and maintenance    . . .  . . (11)          (1)              15
General taxes, depreciation
  and other . . . . . . . .  . .. . . .   (5)         (11)             (18)
 . . . . .  . . . . . . . . . . . . ----------------------------------------
Total change. . . . . . . . . . . . . . $ 21         $ 36             $ 45
 . . . . .                          ========================================

Electric Deliveries: Total electric deliveries increased 10.1 percent for the three months ended September 30, 1998 over the same period in 1997. The increase includes a 5.8 percent increase in deliveries to ultimate customers, primarily within the residential and commercial classes, and an increase in sales intersystem and wholesale customer deliveries. For the nine months ended September 30, 1998, total electric deliveries increased
8.2 percent over the comparable 1997 period. Deliveries to ultimate customers were up 3.4 percent, with the remaining change attributable to an increase in sales between utility systems and wholesale deliveries.
For the twelve months ended September 30, 1998, total electric deliveries increased 8.0 percent over the comparable 1997 period. The increase is primarily attributable to an increase in sales between utility systems and a 2.7 percent increase in deliveries to ultimate customers.

Power Costs:

            . . . . . . . . . . . . . . . . . . . . . . .    In Millions
------------------------------------------------------------------------
September 30. . .     . . . . . . . . . . . . . .  1998     1997  Change
------------------------------------------------------------------------

Three months ended. . .     . . . . . . . . . . . $ 315    $ 296   $ 19
Nine months ended . . . . .     . . . . . . . . .   899      847     52
Twelve months ended . . . . . .     . . . . . . . 1,190    1,132     58
=========================================================================

Power costs increased for all the reported periods ended September 30, 1998 compared to 1997. Both internal generation and power purchases from outside sources increased during these periods to meet increased deliveries.

Uncertainties: CMS Energy's financial position may be affected by a number of trends or uncertainties that have had, or CMS Energy reasonably expects will have, a materially favorable or unfavorable impact on net sales, revenues, or income from continuing electric operations. Such uncertainties are: 1) environmental liabilities arising from compliance with various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Act and Superfund; 2) capital expenditures for compliance with the Clean Air Act; 3) suits by various parties relating to the effect of so-called stray voltage on certain livestock; 4) suits by two independent power producers alleging antitrust violations and economic losses due to special electric contracts signed by Consumers; 5) cost recovery relating to the MCV Facility and nuclear plant investments and an experimental direct-access program; 6) electric industry restructuring; 7) after-tax cash underrecoveries associated with power purchases from the MCV Partnership; and 8) Big Rock decommissioning issues and ongoing issues relating to the storage of spent fuel and the operating life of Palisades. For detailed information about these trends or uncertainties see Note 2, "Consumers' Electric Business Unit Contingencies-Electric Environmental Matters," "Consumers' Electric Business Unit Contingencies-Stray Voltage," "Consumers' Electric Business Unit Contingencies-Anti-Trust," "Consumers' Electric Business Unit Rate Matters-Electric Restructuring," and "Other Consumers' Electric Business Unit Uncertainties-Nuclear Matters," incorporated by reference herein.

For information about Consumers' electricity option contracts see Note 5, "Risk Management and Derivatives Transactions-Commodity Price Hedges", incorporated by reference herein.











Consumers Gas Group Results Of Operations

             . . . . . .   . . . . . . . . . . . . . . . . .    In Millions
---------------------------------------------------------------------------
 . . . . . . .. . .   . . . .   Three Months     Nine Months    Twelve Months
 . . . . . . . . . .   . .  . Ended Sept. 30  Ended Sept. 30   Ended Sept. 30
Change Compared to Prior Year. 1998 vs 1997    1998 vs 1997     1998 vs 1997
----------------------------------------------------------------------------

Gas deliveries. . . . . . . . . . .   $ 5             $(14)          $(15)
Gas wholesale and retail
 service activities . . . . . . . .     3                -             (2)
Operations and maintenance. . . . ..    1               (8)             6
General taxes, depreciation
  and other . . . . . . . . . .   .    (2)               3              3
---------------------------------------------------------------------------
Total change. . . . . . . . . . . .   $ 7             $(19)           $(8)
===========================================================================

Gas Deliveries: System deliveries for the three month period ended September 30, 1998, excluding miscellaneous transportation, totaled 31 bcf, an increase of 1 bcf or 3 percent compared to the three month period ended September 30, 1997. Deliveries for the nine month period ended September 30, 1998, excluding miscellaneous transportation, totaled 203 bcf, a decrease of 29 bcf or 13 percent compared to the nine month period ended September 30, 1997. For the twelve month period ended September 30, 1998, deliveries excluding miscellaneous transportation, totaled 311 bcf, a decrease of 31 bcf or 9 percent compared to the twelve month period ended September 30, 1997. The decreased deliveries for the nine month and twelve month periods reflect warmer temperatures primarily for the first quarter of 1998. Miscellaneous transportation deliveries for the three month period ended September 30, 1998 totaled 11 bcf, a decrease of 8 bcf, or 40 percent compared to the three month period ended September 30, 1997. Miscellaneous transportation deliveries for the nine month period ended September 30, 1998 totaled 47 bcf, a decrease of 14 bcf, or 23 percent compared to the nine month period ended September 30, 1997. Miscellaneous transportation deliveries for the twelve month period ended September 30, 1998 totaled 65 bcf, a decrease of 18 bcf, or 22 percent compared to the twelve month period ended September 30, 1997.

Cost of Gas Sold:

           . . . . . . . . . . . . . . . . . . . . . . .    In Millions
------------------------------------------------------------------------
September 30. . .      . . . . . . .. . . . . 1998     1997      Change
------------------------------------------------------------------------

Three months ended. . .      . . . . . . . . $ 39      $ 39        $ -
Nine Months ended . . . . .      . . . . . .  377       472         (95)
Twelve months ended . . . . . . .      . . .  600       718        (118)
==========================================================================

The cost decreases for the nine month and twelve month periods ended September 30, 1998 were the result of decreased sales and lower gas costs reflecting warmer temperatures during the winter heating season.

Uncertainties: CMS Energy's financial position may be affected by a number of trends or uncertainties that have had, or CMS Energy reasonably expects will have, a materially favorable or unfavorable impact on net sales or revenues or income from continuing gas operations. Such uncertainties are: 1) potential environmental costs at a number of sites including sites formerly housing manufactured gas plant facilities, and 2) a statewide experimental gas transportation pilot program. For detailed information about these uncertainties see Note 2, "Consumers' Gas Group Contingencies-Gas Environmental Matters," and "Consumers' Gas Group Matters-Gas Restructuring," incorporated by reference herein.

For information about Consumers' gas forward contracts, see Note 5, "Risk Management Activities and Derivatives Transactions-Commodity Price Hedges", incorporated by reference herein.

Independent Power Production Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1998 increased $25 million (78 percent) over the comparable period in 1997. This increase primarily reflects increased operating income from international plants earnings and fees, a $14 million gain on the sale of a biomass project power purchase agreement, and a $9 million gain on the sale of two biomass plants, partially offset by higher net operating expenses and decreased earnings from the MCV Partnership due to a 1997 property tax adjustment. Pretax operating income for the nine months ended September 30, 1998 increased $56 million (84 percent) over the comparable period in 1997, primarily reflecting an increase in international plants earnings and operating fees, a $26 million gain on the sale of two biomass project power purchase agreements, and a $9 million gain on the sale of two biomass plants, partially offset by higher net operating expenses and lower industry expertise service fee income earned in connection with Loy Yang. Pretax operating income for the twelve months ended September 30, 1998 increased $79 million (108 percent) from the comparable period in 1997, primarily reflecting increased operating income resulting from increased international and domestic earnings, construction management fees earned in connection with Jorf Lasfar, a $26 million gain on the sale of two biomass project power purchase agreements, and a $9 million gain on the sale of two biomass plants, partially offset by lower industry expertise service fee income earned in connection with Loy Yang and higher operating expenses.

Oil and Gas Exploration and Production Results of Operations

In October 1998, CMS Energy Corporation changed the name of its oil and gas exploration and production business to CMS Oil and Gas Company, formerly known as CMS NOMECO Oil & Gas Co.

Pretax Operating Income:   Pretax operating income for the three months
ended September 30, 1998 decreased $11 million (85 percent) from the comparable period in 1997. This decrease is the result of lower oil prices and the gain in the prior period from the sale of the entire interest in oil and gas properties in Yemen, partially offset by an increase in oil production and a decrease in depreciation, depletion and amortization charges. Pretax operating income for the nine months ended September 30, 1998 decreased $4 million (25 percent) over the comparable period in 1997 due to lower oil prices and the gain in the prior period from the sale of the entire interest in oil and gas properties in Yemen, partially offset by increased oil production, decreased exploration expenses, and decreased depreciation, depletion and amortization expenses. Pretax operating income for the twelve months ended September 30, 1998 was unchanged from the comparable period in 1997, primarily due to lower oil prices, offset by decreased exploration expenses and depreciation, depletion and amortization expenses, and increased oil volumes.

CMS Oil and Gas changed its method of accounting effective January 1, 1998 for oil and gas operations from the full cost method to the successful efforts method. CMS Oil and Gas believes that the successful efforts method will minimize asset write-offs caused by periodic price swings, which may not be representative of overall or long-term markets, and will allow its results of operations to be more easily compared to other oil and gas companies. Nitrotec, in which CMS Gas Transmission has an equity investment, also elected to convert effective January 1, 1998 from the full cost method of accounting to the successful efforts method of accounting. All prior period financial statements have been restated to conform with successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $175 million for CMS Oil and Gas and $15 million for CMS Gas Transmission, primarily attributable to a decrease in net plant and property and deferred tax liability of $270 million and $95 million, respectively, for CMS Oil and Gas and a $15 million decrease in CMS Gas Transmission's equity investment in Nitrotec.

Natural Gas Transmission, Storage and Processing Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1998 was unchanged from the comparable period in 1997, primarily as a result of a decrease in earnings from international operations and higher operating expenses, offset by an increase in earnings from domestic operations. Pretax operating income for the nine months ended September 30, 1998 increased $6 million (27 percent) over the comparable 1997 period primarily reflecting a gain in the first quarter of 1998 on the sale of Petal Gas Storage Company, a gain on the sale of Australian gas reserves, and lower operating expenses, partially offset by a gain in the first quarter of 1997 on the sale of a portion of the Ames gas gathering system and a decrease in earnings from international operations. Pretax operating income for the twelve months ended September 30, 1998 increased $6 million (22 percent) over the comparable period in 1997, reflecting a gain on the sale of Petal Gas Storage Company and a gain on the sale of Australian gas reserves, partially offset by the gain in the first quarter of 1997 on the sale of a portion of the Ames gas gathering system.

Marketing, Services and Trading Results of Operations

Pretax Operating Income: Pretax operating income for the three months ended September 30, 1998 increased $2 million from the comparable period in 1997. This increase is the result of improved margins on electricity sales combined with increased electric sales volumes, partially offset by higher operating costs. Pretax operating income for the twelve months ended September 30, 1998 decreased $5 million from the comparable period in 1997, primarily reflecting lower gas margins and higher costs reflecting management's continuing commitment to future electric and energy management growth, partially offset by higher electric sales volumes. Electric marketing volumes reached 6.4 million MW for the nine months ended September 30, 1998 compared to .3 million for the comparable period in 1997. Gas marketed for end users totaled 223 bcf and 144 bcf for the nine months ended September 30, 1998 and 1997, respectively. Energy management service revenues for the nine months ended September 30, 1998 increased 67 percent over the comparable 1997 period.

Market Risk Information

CMS Energy is exposed to market risk including, but not limited to, changes in interest rates, currency exchange rates, and certain commodity and equity prices. Derivative instruments including, but not limited to, futures contracts, swaps, options and forward contracts may be used to manage these exposures. Derivatives are principally used as hedges and not for trading purposes. During the third quarter of 1998, trading activities were immaterial. Regarding hedges, management believes that any losses incurred on derivative instruments used as a hedge would be offset by the opposite movement of the underlying hedged item.

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

Interest Rate Risk: Management uses a combination of fixed-rate and variable-rate debt to reduce interest rate exposure. Interest rate swaps and rate locks may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. The carrying amount of long-term debt (including current maturities) was $4.4 billion at September 30, 1998 with a fair value (including current maturities) of $4.5 billion.
The fair value of CMS Energy's financial derivative instruments at September 30, 1998, with a notional amount of $923 million, was $26 million, representing the amount that CMS Energy would have paid to terminate these agreements on September 30, 1998. In October 1998, Consumers unwound an interest rate guarantee of $145 million associated with the issuance of $150 million senior notes. The effective rate of the debt is 7 percent taking into consideration the issuance costs, interest rate guarantee and insurance costs. In accordance with SEC disclosure requirements, CMS Energy performed a sensitivity analysis. The analysis assesses the potential loss in fair value, cash flows and earnings based upon hypothetical increases and decreases in market interest rates. A hypothetical 10 percent adverse shift in market rates in the near term would not have a material impact on CMS Energy's consolidated financial position, results of operations or cash flows as of September 30, 1998.

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


CAPITAL RESOURCES AND LIQUIDITY

Cash Position, Investing and Financing

CMS Energy's primary ongoing source of operating cash is dividends from subsidiaries. During the nine months ended September 30, 1998, Consumers paid $94 million in common dividends to CMS Energy. In October 1998, Consumers declared a $68 million common dividend to be paid in November 1998. During 1998, Enterprises paid common dividends and other distributions of $76 million to CMS Energy. CMS Energy's consolidated operating cash requirements are met by its operating and financing activities.

Operating Activities: CMS Energy's consolidated net cash provided by operating activities is derived mainly from the sale and transportation of natural gas by Consumers; the generation, transmission, and sale of electricity by Consumers; the sale of oil and natural gas by CMS Oil and Gas; the transportation, storage and processing of natural gas by CMS Gas Transmission; and the production and sale of electricity by other affiliates. Consolidated cash from operations totaled $386 million and $334 million for the first nine months of 1998 and 1997, respectively. The $52 million increase resulted from increases in consolidated net income and deferred income taxes. These increases were partially offset by a $29 million net decrease reflecting the cumulative effect of the accounting change for property taxes and an increased provision for underrecoveries under the PPA, both of which are noncash items. CMS Energy uses its operating cash primarily to expand its international businesses, to maintain and expand electric and gas systems of Consumers, to retire portions of its long-term debt and to pay dividends.

Investing Activities: CMS Energy's consolidated net cash used in investing activities totaled $690 million and $1,141 million for the first nine months of 1998 and 1997, respectively. The decrease of $451 million primarily reflects decreased investments in international projects (1997 included an approximately $500 million investment in Loy Yang).
CMS Energy's 1998 expenditures for its utility and international businesses were $290 million and $424 million, respectively, compared to $269 million and $837 million, respectively, during 1997.

Financing Activities: CMS Energy's consolidated net cash provided by financing activities totaled $336 million and $885 million for the first nine months of 1998 and 1997, respectively. The decrease of $549 million in net cash provided by financing activities resulted from an increase of $524 million in the issuance of new securities (see table below), offset by increases in the retirement of bonds and other long-term debt ($548 million) and the repayment of bank loans ($488 million).

                . . . . . . . . . . . . . . . . . . . . . . .      In Millions
------------------------------------------------------------------------------
 . . . . . . . .. . . . . . . . . .      Distribution/ Principal
                Month Issued  Maturity  Interest Rate    Amount Use of Proceeds
------------------------------------------------------------------------------

CMS Energy
GTNs
   Series D . . .      . (1)        (1)      6.8% (1)      $119  General
                                                                  corporate
                                                                  purposes
Extendible Tenor
Rate Adjusted
 Securities .      . January        2005     7.0%           180  Pay down
                                  . . . . . . . . . . . . .       borrowings
 . . . . . . . . . . . . . . . . .             . . . . . . ------
            . . . . . . . . . . . . . . . . . . . . . . .  $299

Consumers
Senior Notes (2)   February.. . . . 2008.     6.375%       $250  Pay down
                                                                  First
      . . . . . . . . . . . . . . . . . . . . . . .               Mortgage Bonds
                                                                  and general
                     . . . . . . . . . . . . . . . . . . .        corporate
                                                                  purposes

Senior Notes (2)      March.  . . . 2018.     6.875%        225  Pay down First
                          . . . . . . . . . . . . . . . . . . . . Mortgage Bonds
                                                                  and pay down
                    . . . . . . . . . . . . . . . . . . . .       borrowings
                                                                  under credit
                      . . . . . . . . . . . . . . . . . . .       facilities

Senior Notes (2).   . .May        . 2008     6.2%(3)        250 Pay down First
                          . . . . . . . . . . . . . . . . . . . .Mortgage Bonds,
                                                                 long-term bank
                                                                 debt and
                                                                 general
                                                                 corporate
                                                                 purposes

Senior Notes (2).  . June.         2018      6.5%(4)        200 Pay down First
                 . . . . . . . . . . . . . . . . . . . .         Mortgage Bonds
                                                                 and general
                                                                 corporate
                                                                 purposes


Long-Term Bank Debt  May      2001-2003.    6.05%(5)         225 Pay down long-
                                                                  term bank debt

Senior Notes (2). October          2028.    6.5%             150 Pay down long-
                                                                  term bank debt
                                                                  and general
 . . . . . . . . . . . . . . . . .                                corporate
                                                                  purposes
 . . . . . . . . . . . . . . . . . . . . . . .            --------
 Total        . . . . . . . . . . . . . . . . . . . .      $1,599

===============================================================================


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

As of September 30, 1998, CMS Energy had an aggregate $684 million in securities registered for future issuance and sale. CMS Energy also has Senior Credit Facilities, unsecured lines of credit and letters of credit as sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures. For detailed information, see "Short-Term and Long-Term Financing, and Capitalization-CMS Energy" in
Note 3, incorporated by reference herein.

Consumers has FERC authorization to issue securities and guarantees. Consumers has a credit facility, lines of credit and a trade receivable sale program in place as anticipated sources of funds needed to fulfill, in whole or in part, material commitments for capital expenditures as of September 30, 1998. For detailed information, see "Short-Term and Long-Term Financings, and Capitalization-Consumers" in Note 3, incorporated by reference herein.

During the nine months ended September 30, 1998, CMS Energy declared and paid $94 million in cash dividends to holders of CMS Energy Common Stock and $8 million in cash dividends to holders of Class G Common Stock. In October 1998, the Board of Directors declared quarterly dividends of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock, payable in November 1998.

In August 1998, CMS Energy filed a shelf registration statement with the SEC pursuant to Rule 415 of the Securities Act, for the issuance and the sale of $400 million of GTNs Series E.

On November 10, 1998, CMS Energy sold 4.5 million new shares of CMS Energy Common Stock in a block trade. The net proceeds of approximately $208 million will be used for general corporate purposes.

Other Investing and Financing Matters: At September 30, 1998, the book value per share of CMS Energy Common Stock and Class G Common Stock was $17.98 and $10.57, respectively.

CMS Energy's $400 million, 364-day revolving credit facility expired June 30, 1998, and was not renewed, thus reducing the aggregate amount of the Senior Credit Facilities from $1.125 billion to $725 million.

In October 1998, CMS Energy exchanged 1.4 million shares of CMS Energy Common Stock for 100% of the outstanding common stock of Continental Natural Gas, Inc. ("CNG"), an energy company engaged in gathering, processing, purchasing and marketing natural gas and natural gas liquids
in Oklahoma and Texas.   The acquisition of CNG will be accounted for as a
pooling of interests, and all consolidated financial data for the periods subsequent to December 31, 1997 will be restated to include the financial data of CNG. The financial data of the pooled companies prior to January 1, 1998 will not be materially different from that previously reported by CMS Energy, and thus will not be restated.

On November 2, 1998, CMS Energy announced the execution of a definitive Stock Purchase Agreement (the "Agreement") with PanEnergy Corp ("PanEnergy") and certain other wholly-owned subsidiaries of Duke Energy Company to acquire all of the stock of the Panhandle Companies for a cash payment of $1.9 billion and existing Panhandle Companies debt of $300 million.

Closing of the transaction is subject to Hart-Scott-Rodino pre-merger notification clearance. The Agreement is subject to termination upon failure of CMS Energy to satisfy its financing contingency. The Agreement also provides that if, as a result of CMS's Energy's continuing due diligence investigation, CMS Energy learns of material facts not previously disclosed or inconsistent with representations and warranties made in the Agreement, CMS Energy may, on or prior to November 23, 1998, notify PanEnergy of its intent to terminate the Agreement and the Agreement will terminate unless PanEnergy corrects the asserted misrepresentations within 30 days.

CMS Energy expects to have $1.9 billion of bridge financing commitments available to fund the purchase price and it anticipates permanent financing of the acquisition at or near closing with approximately $900 million from the sale of common stock and/or securities convertible into common stock by CMS Energy and approximately $1 billion from the issuance of debt securities by the Panhandle Companies.

The following discussions contain forward-looking statements. See the Forward-Looking Information section of this MD&A for some important factors that could cause actual results or outcomes to differ materially from those discussed herein.

Capital Expenditures

Looking forward, CMS Energy estimates that capital expenditures, including new lease commitments and investments in partnerships and unconsolidated subsidiaries, will total $6.3 billion over the next three years. This total includes approximately $2.2 billion for the pending acquisition of the Panhandle Companies as discussed more fully in Note 6, Subsequent Event. Payment for the purchase of the Panhandle Companies is expected to be financed as described above. A substantial portion of the remaining capital expenditures is expected to be satisfied by cash from operations. Nevertheless, CMS Energy will continue to evaluate capital markets in 1998 as a potential source of financing its subsidiaries' investing activities. CMS Energy estimates capital expenditures by business segment over the next three years as follows:

                                                             In Millions
------------------------------------------------------------------------
Years Ended December 31                      1998        1999       2000
------------------------------------------------------------------------

Consumers electric operations (a) (b)     $   341     $   380    $   385
Consumers gas operations (a)                  117         125        125
Independent power production                  308         410        435
Oil and gas exploration and production        140         165        165
Natural gas transmission and storage          270       2,350(c)     165
International energy distribution             163         150        100
Marketing, services and trading                 1           5         15
------------------------------------------------------------------------

                                           $1,340      $3,585     $1,390
========================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts do not include preliminary estimates for capital expenditures possibly required to comply with recently revised national air quality standards under the Clean Air Act. For further information see Note 2.

(c) Includes approximately $2.2 billion for pending acquisition of the Panhandle Companies.

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

Electric Restructuring: Consumers' retail electric business is affected by competition. To meet its challenges, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option of terminating their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool through at least December 2000, while Detroit Edison contends that the pool agreement should be terminated immediately. Among Consumers' alternatives in the event of the pool being terminated would be joining an independent system operator. FERC has indicated this preference for structuring the operations of the electric transmission grid.

As discussed in the Form 10-K, since June 1997 several orders have been issued and numerous appeals are pending at the Court of Appeals relating to the restructuring of the electric utility industry. Consumers cannot predict the outcome or timing of these matters. For material changes relating to the restructuring of the electric utility industry see "Electric Business Unit Rate Matters - Electric Restructuring" in Note 2, incorporated by reference herein.

Electric Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. Consumers believes that the generation segment of its business is still subject to rate regulation based upon its present obligation to continue providing generation service to its customers, and the lack of definitive deregulation orders. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business. According to Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. Because the February 1998 MPSC order allows Consumers to fully recover its transition costs, Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business. At September 30, 1998, Consumers had $251 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.3 billion included in electric plant and property. For further information regarding electric restructuring, see "Electric Restructuring" above.

Consumers' Gas Group Outlook

Growth: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption may affect actual gas deliveries in future periods. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

In 1997, LIHEAP provided approximately $64 million in heating assistance to about 312,000 Michigan households, with approximately 13 percent of the funds going to Consumers' customers. Congress provided approximately $54 million in funding for Michigan for 1998. In October 1998, Congress approved funding for fiscal year 1999 of approximately $59 million for the state of Michigan. Consumers' expects presidential approval of the funding.

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

Year 2000 Computer Modifications

CMS Energy uses software and related technologies throughout its domestic and international businesses that the year 2000 date change will affect and, if uncorrected, could cause CMS Energy to, among other things, issue inaccurate bills, report inaccurate data, incur generating plant outages, or create energy delivery uncertainties. In 1995, CMS Energy established a Year 2000 Program to ensure the continued operation of the company at the turn of the century. CMS Energy's efforts included dividing the programs requiring modification between critical and noncritical programs. A formal methodology was established to identify critical business functions and risk scenarios, develop test plans and expected results, and execute tests. CMS Energy's Year 2000 Program involves an aggressive, comprehensive four-phase approach, including impact analysis, remediation, compliance review, and monitoring/contingency planning.

The impact analysis phase includes the analysis, inventory, prioritization and remediation plan development for all technology essential to core business processes. The remediation phase involves testing and implementation of remediation technology. A mainframe test environment was established in 1997 and a test environment for network servers and stand-alone personal computers was established in mid-1998. All essential corporate business systems have been, or will be, tested in these test environments. The compliance review phase includes the assembling of compliance documentation for each technology component as remediation efforts are completed, and additional verification testing of essential technology where necessary. The monitoring/contingency planning phase includes compliance monitoring to ensure that year 2000 problems are not reintroduced into remediated technology, as well as the development of contingency plans to address reasonably likely risk scenarios.

State of Readiness: CMS Energy is managing traditional information technology (IT), which consists of essential business systems such as payroll, billing, and purchasing, and infrastructure, including mainframe, wide area network, local area networks, personal computers, radios and telephone systems. CMS Energy is also managing process control computers and embedded systems contained in buildings, equipment and energy supply and delivery systems.

Essential goods and services for CMS Energy are electric fuel supply, gas fuel supply, independent electric power supplies, facilities, electronic commerce, telecommunications network carriers, financial institutions, purchasing vendors, and software and hardware technology vendors. CMS Energy is addressing the preparedness of these businesses and their risk through readiness assessment questionnaires.

The status of CMS Energy's Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of September 30, 1998, is as follows:

                                                              Monitoring/
                           Impact                Compliance  Contingency
                           Analysis   Remediation    Review     Planning
------------------------------------------------------------------------
                           (a)  (b)    (a) (b)     (a)  (b)    (a)   (b)


Electric utility          3/98  100%   6/99  53%    6/99 22%    6/99  10%
Gas utility               3/98  100%   6/99  66%    6/99  3%    6/99  10%
Independent power
  production             12/98   55%   9/99  17%    9/99  0%    9/99  10%
Oil and gas              12/98   79%   9/99  60%    9/99  0%    9/99  50%
Natural gas
 transmission            12/98   45%   9/99  50%    9/99  0%    9/99   5%
Marketing, services
 and trading             12/98   77%   9/99  50%    9/99  50%   9/99  10%
Essential goods
 and services             6/99   35%         N/A    9/99   0%   6/99  10%
==========================================================================

(a) Target date for completion.
(b) Current percentage complete.


Cost of Remediation: CMS Energy will expense anticipated spending for modifications as incurred, while capitalizing and amortizing the cost for new software over its useful life. The total estimated cost of the Year 2000 Program is approximately $30 million. Costs incurred through September 30, 1998 are approximately $15 million. CMS Energy's annual Year 2000 Program costs have represented approximately 2% to 10% of CMS Energy's annual IT budget through 1998 and are expected to represent approximately 25% of CMS Energy's annual IT budget in 1999. Year 2000 compliance work is being funded primarily from operations. The devotion of CMS Energy resources to the year 2000 problem has not deferred any material IT projects which could have a material adverse affect on CMS Energy's financial position, liquidity or results of operations.

Risk Assessment: CMS Energy considers the most reasonably likely worst-case scenarios to be: (1) a lack of communications to dispatch crews to electric or gas emergencies, (2) a lack of communications to contact generating units to balance electrical load, (3) power shortages due to the lack of stability of the electric grid and (4) a failure of fuel suppliers to deliver fuel to generating facilities. These scenarios could result in CMS Energy not being able to generate or distribute enough energy to meet customer demand for a period of time, which could result in lost sales and profits. Year 2000 remediation and testing efforts are concentrating on these risk areas and will continue through the end of 1999. Contingency plans will be revised and executed to further mitigate the risks associated with these scenarios.

Contingency Plans: Contingency planning efforts are currently underway for all business systems and providers of essential goods and services. Extensive contingency plans are already in place in many locations and are currently being revised for reasonably likely worst-case scenarios related to year 2000 issues. In many cases, Consumers already has arrangements with multiple vendors of similar goods and services so that in the event that one cannot meet its commitments, others can. Current contingency plans provide for manual dispatching of crews and manual coordination of electrical load balancing and are being revised to provide for radio or satellite communications. Coordinated contingency planning efforts are in progress with third parties to minimize risk to electric generation, transmission and distribution systems.

Expectations: CMS Energy does not expect that the cost of these modifications will materially affect its financial position, liquidity, or results of operations. There can be no guarantee, however, that these costs, plans or time estimates will be achieved, and actual results could differ materially.

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


Foreign Currency Translation

CMS Energy adjusts common stockholders' equity to reflect foreign currency translation adjustments for the operation of long-term investments in foreign countries. As of September 30, 1998 the cumulative foreign currency translation adjustment was $132 million. The adjustment is primarily due to the exchange rate fluctuations between the U.S. dollar and each of the Australian dollar and Brazilian real. From January 1, 1998 through September 30, 1998, the change in the foreign currency translation adjustment totaled $36 million. Although management currently believes that the currency exchange rate fluctuations over the long term will not materially adversely affect CMS Energy's financial position, liquidity or results of operations, CMS Energy has hedged its exposure to the Australian dollar and the Brazilian real. CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The notional amount of the outstanding foreign exchange contracts was $845 million at September 30, 1998, which includes $550 million and $250 million for Australian and Brazilian foreign exchange contracts, respectively.


Forward-Looking Information

Forward-looking information is included throughout this report. This report also describes material contingencies in the Notes to the Consolidated Financial Statements and should be read accordingly.

Some important factors that could cause actual results or outcomes to differ are set forth in CMS Energy's 1997 Form 10-K, "Management's Discussion and Analysis-Forward-Looking Information."

                                                 CMS Energy Corporation
                                            Consolidated Statements of Income
                                                       (Unaudited)

                                                 Three Months Ended      Nine Months Ended    Twelve Months Ended
September 30                                        1998      1997*        1998      1997*         1998     1997*
                                                                            In Millions, Except Per Share Amounts
Operating Revenue
  Electric utility                                $  729     $  670      $1,990     $1,888       $2,617    $2,507
  Gas utility                                        117        110         716        828        1,092     1,230
  Independent power production                        95         45         214        116          266       148
  Natural gas transmission, storage and processing    20         19          69         71           94        90
  Oil and gas exploration and production              15         30          46         67           72       103
  Marketing, services and trading                    305        153         748        366        1,074       433
  Other                                                5          3           9         11           11        16
                                                  ------     ------      ------     ------       ------    ------
                                                   1,286      1,030       3,792      3,347        5,226     4,527
                                                  ------     ------      ------     ------       ------    ------
Operating Expenses
  Operation
    Fuel for electric generation                     109         85         273        234          359       316
    Purchased power - related parties                143        151         433        447          585       600
    Purchased and interchange power                   77         65         220        180          282       235
    Cost of gas sold                                 154        164         799        785        1,325     1,100
    Other                                            371        191         830        540        1,031       753
                                                  ------     ------      ------     ------       ------    ------
                                                     854        656       2,555      2,186        3,582     3,004
  Maintenance                                         49         40         128        122          180       180
  Depreciation, depletion and amortization           112        108         347        342          472       458
  General taxes                                       49         48         155        157          209       209
                                                  ------     ------      ------     ------       ------    ------
                                                   1,064        852       3,185      2,807        4,443     3,851
                                                  ------     ------      ------     ------       ------    ------
Pretax Operating Income (Loss)
  Electric utility                                   153        132         378        342          468       423
  Gas utility                                          6         (1)         81        100          134       142
  Independent power production                        57         32         123         67          152        73
  Natural gas transmission, storage and processing     6          6          28         22           33        27
  Oil and gas exploration and production               2         13          12         16           22        22
  Marketing, services and trading                      2          -           2          1           (4)        1
  Other                                               (4)        (4)        (17)        (8)         (22)      (12)
                                                  ------     ------      ------     ------       ------    ------
                                                     222        178         607        540          783       676
                                                  ------     ------      ------     ------       ------    ------
Other Income (Deductions)
  Loss on MCV power purchases                          -          -         (37)         -          (37)         -
  Accretion income                                     1          2           5          6            7         8
  Accretion expense                                   (4)        (4)        (12)       (13)         (16)      (14)
  Other, net                                          (3)         3           2          5           (6)        2
                                                  ------     ------      ------     ------       ------    ------
                                                      (6)         1         (42)        (2)         (52)       (4)
                                                  ------     ------      ------     ------       ------    ------
Fixed Charges
  Interest on long-term debt                          79         71         234        198          309       254
  Other interest                                       8         12          33         34           48        47
  Capitalized interest                                (6)        (3)        (17)        (9)         (21)      (11)
  Preferred dividends                                  5          6          14         20           19        27
  Preferred securities distributions                   8          6          24         11           31        13
                                                  ------     ------      ------     ------       ------    ------
                                                      94         92         288        254          386       330
                                                  ------     ------      ------     ------       ------    ------
Income Before Income Taxes                           122         87         277        284          345       342

Income Taxes                                          41         27          86         99           95       119
                                                  ------     ------      ------     ------       ------    ------
Consolidated Net Income before cumulative
  effect of change in accounting principle            81         60         191        185          250       223
Cumulative effect of change in accounting
  for property taxes, net of $23 tax (Note 1)          -          -          43          -           43         -
                                                  ------     ------      ------     ------       ------    ------
Consolidated Net Income                           $   81     $   60      $  234     $  185       $  293    $  223
                                                  ======     ======      ======     ======       ======    ======






                                                 Three Months Ended      Nine Months Ended    Twelve Months Ended
September 30                                        1998      1997*        1998      1997*         1998     1997*
                                                                            In Millions, Except Per Share Amounts
Net Income (Loss) Attributable to
  Common Stocks
     CMS Energy                                   $   83    $    62      $  226     $  176      $   279    $  210
     Class G                                      $   (2)   $    (2)     $    8     $    9      $    14    $   13
                                                  ------     ------      ------     ------       ------    ------
Average Common Shares Outstanding
     CMS Energy                                      102         96         101         95          101        95
     Class G                                           8          8           8          8            8         8
                                                  ------     ------      ------     ------       ------    ------
Basic Earnings (Loss) Per Average
  Common Share Before Change in
  Accounting Principle
     CMS Energy                                   $  .81    $   .64      $ 1.83     $ 1.85      $  2.37    $ 2.22
     Class G                                      $ (.16)   $  (.21)     $  .68     $ 1.13      $  1.37    $ 1.57
                                                  ------     ------      ------     ------       ------    ------
Cumulative Effect of Change in Accounting
  Principle, Net of Tax, Per Average
  Common Share
     CMS Energy                                   $    -    $     -      $  .40     $    -      $   .40    $    -
     Class G                                      $    -    $     -      $  .36     $    -      $   .36    $    -
                                                  ------     ------      ------     ------       ------    ------
Basic Earnings (Loss) Per Average
  Common Share
     CMS Energy                                   $  .81    $   .64      $ 2.23     $ 1.85      $  2.77    $ 2.22
     Class G                                      $ (.16)   $  (.21)     $ 1.04     $ 1.13      $  1.73    $ 1.57
                                                  ------     ------      ------     ------       ------    ------
Diluted Earnings (Loss) Per Average
  Common Share
     CMS Energy                                   $  .80    $   .63      $ 2.19     $ 1.83      $  2.73    $ 2.20
     Class G                                      $ (.16)   $  (.21)     $ 1.04     $ 1.13      $  1.73    $ 1.57
                                                  ------     ------      ------     ------       ------    ------
Dividends Declared Per Common Share
     CMS Energy                                   $  .33    $   .30      $  .93     $  .84      $  1.23    $ 1.11
     Class G                                      $ .325    $   .31      $ .945     $  .90      $ 1.255    $1.195
                                                  ------     ------      ------     ------       ------    ------


* Restated, see Note 1.

The accompanying condensed notes are an integral part of these statements.


                                                 CMS Energy Corporation
                                               Consolidated Balance Sheets

ASSETS                                                               September 30                    September 30
                                                                             1998     December 31           1997*
                                                                       (Unaudited)          1997*      (Unaudited)
                                                                                                      In Millions
Plant and Property (At Cost)
  Electric                                                                $ 6,641         $ 6,491         $ 6,447
  Gas                                                                       2,498           2,528           2,502
  Oil and gas properties (successful efforts method)                          637             566             533
  Other                                                                       320             168             100
                                                                          -------         -------         -------
                                                                           10,096           9,753           9,582
  Less accumulated depreciation, depletion and amortization                 5,052           4,870           4,784
                                                                          -------         -------         -------
                                                                            5,044           4,883           4,798
  Construction work-in-progress                                               226             261             332
                                                                          -------         -------         -------
                                                                            5,270           5,144           5,130
                                                                          -------         -------         -------
Investments
  Independent power production                                                868             792             819
  Natural gas transmission, storage and processing                            341             241             236
  International energy distribution                                           272             255              65
  First Midland Limited Partnership (Note 2)                                  237             242             239
  Midland Cogeneration Venture Limited Partnership (Note 2)                   199             171             163
  Other                                                                        35              45              46
                                                                          -------         -------         -------
                                                                            1,952           1,746           1,568
                                                                          -------         -------         -------
Current Assets
  Cash and temporary cash investments at cost, which approximates market      101              69             136
  Accounts receivable and accrued revenue, less allowances
    of $8, $7 and $7, respectively (Note 3)                                   457             495             401
  Inventories at average cost
    Gas in underground storage                                                276             197             253
    Materials and supplies                                                     91              87              95
    Generating plant fuel stock                                                29              35              26
  Deferred income taxes                                                        14              38              18
  Prepayments and other                                                       170             235             108
                                                                          -------         -------         -------
                                                                            1,138           1,156           1,037
                                                                          -------         -------         -------
Non-current Assets
  Nuclear decommissioning trust funds                                         510             486             478
  Postretirement benefits                                                     381             404             411
  Abandoned Midland Project                                                    77              93              98
  Other                                                                       602             479             499
                                                                          -------         -------         -------
                                                                            1,570           1,462           1,486
                                                                          -------         -------         -------
Total Assets                                                              $ 9,930         $ 9,508         $ 9,221
                                                                          =======         =======         =======





STOCKHOLDERS' INVESTMENT AND LIABILITIES                             September 30                    September 30
                                                                             1998     December 31           1997*
                                                                       (Unaudited)          1997*      (Unaudited)
                                                                                                      In Millions
Capitalization
  Common stockholders' equity                                             $ 1,922         $ 1,787         $ 1,649
  Preferred stock of subsidiary                                               238             238             238
  Company-obligated mandatorily redeemable Trust Preferred Securities of:
    Consumers Power Company Financing I (a)                                   100             100             100
    Consumers Energy Company Financing II (a)                                 120             120             120
  Company-obligated convertible Trust Preferred Securities of
    CMS Energy Trust I (b)                                                    173             173             173
  Long-term debt                                                            4,248           3,272           3,060
  Non-current portion of capital leases                                        77              75              82
                                                                          -------         -------         -------
                                                                            6,878           5,765           5,422
                                                                          -------         -------         -------


Current Liabilities
  Current portion of long-term debt and capital leases                        171             643             911
  Notes payable                                                               302             382             394
  Accounts payable                                                            309             398             326
  Accrued taxes                                                               144             272             146
  Accounts payable - related parties                                           90              80              70
  Accrued interest                                                             64              51              61
  Power purchases (Note 2)                                                     47              47              47
  Accrued refunds                                                              12              12               7
  Other                                                                       189             190             191
                                                                          -------         -------         -------
                                                                            1,328           2,075           2,153
                                                                          -------         -------         -------


Non-current Liabilities
  Deferred income taxes                                                       654             648             581
  Postretirement benefits                                                     499             514             520
  Deferred investment tax credit                                              144             151             154
  Power purchases (Note 2)                                                    134             133             144
  Regulatory liabilities for income taxes, net                                 83              54              86
  Other                                                                       210             168             161
                                                                          -------         -------         -------
                                                                            1,724           1,668           1,646
                                                                          -------         -------         -------


Commitments and Contingencies (Note 2)


Total Stockholders' Investment and Liabilities                            $ 9,930         $ 9,508         $ 9,221
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


                                                 CMS Energy Corporation
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                                                     Nine Months Ended        Twelve Months Ended
September 30                                                         1998        1997*          1998        1997*
                                                                                                      In Millions
Cash Flows from Operating Activities
  Consolidated net income                                         $   234      $   185       $   293      $   223
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes
          nuclear decommissioning of $38, $37, $51 and $49,
          respectively)                                               347          342           472          458
        Deferred income taxes and investment tax credit                61           11            74           30
        Loss on MCV power purchases                                    37            -            37            -
        Capital lease and debt discount amortization                   29           36            37           44
        Accretion expense                                              12           13            16           14
        Accretion income - abandoned Midland project                   (5)          (6)           (7)          (8)
        Undistributed earnings of related parties                     (36)         (40)          (54)         (47)
        MCV power purchases                                           (48)         (47)          (63)         (67)
        Cumulative effect of accounting change for property taxes     (66)           -           (66)           -
        Other                                                          (8)         (10)           (7)           7
        Changes in other assets and liabilities                      (171)        (150)          (56)        (179)
                                                                  -------      -------       -------      -------
          Net cash provided by operating activities                   386          334           676          475
                                                                  -------      -------       -------      -------
Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed under
    capital lease)                                                   (448)        (509)         (617)        (740)
  Investments in partnerships and unconsolidated subsidiaries        (234)        (588)         (476)        (604)
  Cost to retire property, net                                        (65)         (26)          (68)         (37)
  Investments in nuclear decommissioning trust funds                  (38)         (37)          (51)         (49)
  Investment in Electric Restructuring Implementation Plan             (9)           -           (10)           -
  Other                                                                (7)         (27)            8          (23)
  Proceeds from sale of property                                       56           46            59           91
  Proceeds from nuclear decommissioning trust funds                    43            -            43            -
  Proceeds from FMLP                                                   12            -            12            -
                                                                  -------      -------       -------      -------
          Net cash used in investing activities                      (690)      (1,141)       (1,100)      (1,362)
                                                                  -------      -------       -------      -------
Cash Flows from Financing Activities
  Proceeds from bank loans, notes and bonds                         1,636          827         2,023          875
  Issuance of common stock                                             49           60           213          126
  Retirement of bonds and other long-term debt                       (621)         (73)       (1,069)         (73)
  Repayment of bank loans                                            (520)         (32)         (517)         (24)
  Payment of common stock dividends                                  (102)         (87)         (134)        (115)
  Increase (decrease) in notes payable, net                           (80)          61           (92)          53
  Payment of capital lease obligations                                (26)         (35)          (35)         (42)
  Proceeds from preferred securities                                    -          286             -          286
  Retirement of preferred stock                                         -         (120)            -         (120)
  Retirement of common stock                                            -           (2)            -           (2)
                                                                  -------      -------       -------      -------
          Net cash provided by financing activities                   336          885           389          964
                                                                  -------      -------       -------      -------
Net Increase (Decrease) in Cash and Temporary Cash Investments         32           78           (35)          77

Cash and Temporary Cash Investments, Beginning of Period               69           58           136           59
                                                                  -------      -------       -------      -------
Cash and Temporary Cash Investments, End of Period                $   101      $   136       $   101      $   136
                                                                  =======      =======       =======      =======

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
  Interest paid (net of amounts capitalized)                      $   229      $   201       $   321      $   267
  Income taxes paid (net of refunds)                                   51           57            61           78
Non-cash transactions
  Nuclear fuel placed under capital lease                         $    21      $     4       $    21      $    24
  Other assets placed under capital leases                             11            5            12            6
                                                                  =======      =======       =======      =======

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

*Restated, see Note 1.

The accompanying condensed notes are an integral part of these statements.



                                                 CMS Energy Corporation
                                 Consolidated Statements of Common Stockholders' Equity
                                                       (Unaudited)

                                                 Three Months Ended      Nine Months Ended    Twelve Months Ended
September 30                                      1998        1997*      1998        1997*      1998        1997*
                                                                                                      In Millions
Common Stock
  At beginning and end of period                $    1       $    1    $    1       $    1    $    1       $    1
                                                ------       ------    ------       ------     -----       ------
Other Paid-in Capital
  At beginning of period                         2,297        2,075     2,267        2,045     2,103        1,979
  Common stock reacquired                            -           (2)        -           (2)        -           (2)
  Common stock issued:
    CMS Energy                                      18           28        45           56       206          120
    Class G                                          1            2         4            4         7            6
                                                ------       ------    ------       ------    ------       ------
      At end of period                           2,316        2,103     2,316        2,103     2,316        2,103
                                                ------       ------    ------       ------    ------       ------
Revaluation Capital
  At beginning of period                            (6)          (6)       (6)          (6)       (4)          (7)
  Change in unrealized investment-gain
    (loss) (a)                                     (10)           2       (10)           2       (12)           3
                                                ------       ------    ------       ------    ------       ------
      At end of period                             (16)          (4)      (16)          (4)      (16)          (4)
                                                ------       ------    ------       ------    ------       ------
Foreign Currency Translation
  At beginning of period                          (123)           -       (96)           -       (45)           -
  Change in foreign currency
    translation (a)                                 (9)         (45)      (36)         (45)      (87)         (45)
                                                ------       ------    ------       ------    ------       ------
      At end of period                            (132)         (45)     (132)         (45)     (132)         (45)
                                                ------       ------    ------       ------    ------       ------
Retained Earnings (Deficit)
  At beginning of period                          (292)        (435)     (379)        (504)     (406)        (514)
  Consolidated net income (a)                       81           60       234          185       293          223
  Common stock dividends declared:
    CMS Energy                                     (33)         (28)      (94)         (80)     (123)        (105)
    Class G                                         (3)          (3)       (8)          (7)      (11)         (10)
                                                ------       ------    ------       ------    ------       ------
      At end of period                            (247)        (406)     (247)        (406)     (247)        (406)
                                                ------       ------    ------       ------    ------       ------
Total Common Stockholders' Equity               $1,922       $1,649    $1,922       $1,649    $1,922       $1,649
                                                ======       ======    ======       ======    ======       ======

(a)       Disclosure of Comprehensive Income:
          Revaluation capital
            Unrealized investment-gain
              (loss), net of tax of $5, $-, $5,
              $-, $6 and $(1), respectively     $  (10)      $    2    $  (10)      $    2    $  (12)      $    3
          Foreign currency translation              (9)         (45)      (36)         (45)      (87)         (45)
          Consolidated net income                   81           60       234          185       293          223
                                                ------       ------    ------       ------    ------       ------
          Total Consolidated Comprehensive
            Income                              $   62       $   17    $  188       $  142    $  194       $  181
                                                ======       ======    ======       ======    ======       ======


* Restated, see Note 1.

The accompanying condensed notes are an integral part of these statements.


                           CMS Energy Corporation
            Condensed Notes to Consolidated Financial Statements


These Consolidated Financial Statements and their related Condensed Notes should be read along with the Consolidated Financial Statements and Notes contained in the 1997 Form 10-K and the restated financial information in a Form 8-K dated July 30, 1998 of CMS Energy, which include the Reports of Independent Public Accountants. Certain prior year amounts have been reclassified to conform with the presentation in the current year. In the opinion of management, the unaudited information herein reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented.

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

CMS Energy uses the equity method of accounting for investments in companies and partnerships where it has more than a 20 percent but less than a majority ownership interest and includes these results in operating income. For the three, nine and twelve month periods ended September 30, 1998, undistributed equity earnings were $2 million, $36 million and $54 million, respectively, compared to $19 million, $40 million and $47 million for the three, nine and twelve month periods ended September 30, 1997.

Foreign currency translation adjustments relating to the operation of CMS Energy's long-term investments in foreign countries are included in common stockholders' equity. As of September 30, 1998 the cumulative foreign currency translation adjustment was $132 million relating primarily to the U.S. and Australian dollar exchange rate fluctuations related to Loy Yang. From January 1, 1998 through September 30, 1998, the change in the foreign currency translation adjustment totaled $36 million.

In October 1998, CMS Energy changed the name of its oil and gas exploration and production business to CMS Oil and Gas Company, formerly known as CMS NOMECO Oil & Gas Co.

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

Change in Method of Accounting For Investments in Oil and Gas Properties

CMS Oil and Gas elected to convert effective January 1, 1998 from the full cost method to the successful efforts method of accounting for its investments in oil and gas properties. CMS Oil and Gas believes this accounting change will more accurately present the results of its exploration and development activities and minimize asset write-offs caused by periodic price swings, which may not be representative of overall or long-term markets. In addition, the FASB has stated a preference for the use of successful efforts accounting. Nitrotec, in which CMS Gas Transmission has an equity investment, also elected to convert effective January 1, 1998 from the full cost method of accounting to the successful efforts method of accounting. Accordingly, all prior period financial statements have been restated to conform with successful efforts accounting. The effect, after tax, of the change in accounting method as of December 31, 1997, was a reduction to retained earnings of $175 million for CMS Oil and Gas and $15 million for CMS Gas Transmission, primarily attributable to a decrease in net plant and property and deferred tax liability of $270 million and $95 million, respectively, for CMS Oil and Gas and a $15 million decrease in CMS Gas Transmission's equity investment in Nitrotec. For the three, nine and twelve months ended September 30, 1997, the combined effects of the changes in accounting method resulted in decreases to net income of $6 million ($.06 per share), $19 million ($.19 per share), and $25 million ($.26 per share), respectively.

Oil and Gas Properties

CMS Oil and Gas utilizes the successful efforts method of accounting for its investments in oil and gas properties. CMS Oil and Gas capitalizes the costs of property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities when incurred. It expenses unsuccessful exploratory wells when they are determined to be non-productive. CMS Oil and Gas also charges to expense production costs, overhead, and all exploration costs other than exploratory drilling as incurred. Depreciation, depletion and amortization of proved oil and gas properties is determined on a field-by-field basis using the unit-of-production method over the life of the remaining proved reserves.



Business Combination

In October 1998, CMS Energy exchanged 1.4 million shares of CMS Energy Common Stock for 100% of the outstanding common stock of Continental Natural Gas, Inc. ("CNG"), an energy company engaged in gathering, processing, purchasing and marketing natural gas and natural gas liquids
in Oklahoma and Texas.   The acquisition of CNG will be accounted for as a
pooling of interests, and all consolidated financial data for the periods subsequent to December 31, 1997 will be restated to include the financial data of CNG. The financial data of the pooled companies prior to January 1, 1998 will not be materially different from that previously reported by CMS Energy, and thus will not be restated.

2:   Uncertainties

Consumers' Electric Business Unit Contingencies

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, in order to comply with the Act, Consumers incurred capital expenditures totaling $46 million to install equipment at certain generating units. Consumers estimates capital expenditures for ongoing and proposed modifications at other coal-fueled units to be an additional $26 million by the year 2000. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Consumers currently operates within all Clean Air Act requirements and meets current emission limits. The Act requires the EPA to review, periodically, the effectiveness of the national air quality standards in preventing adverse health affects. In 1997 the EPA revised these standards. Monitoring for the new standards is reasonably likely to result in further limitations on small particulate and ozone related emissions.

Following completion of the Ozone Transport Assessment Group process and requests by several Northeastern states, in September 1998, the EPA Administrator signed final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Fossil-fueled emitters, such as Consumers' generating units, can anticipate reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The State of Michigan has one year to submit an implementation plan. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance is subject to significant revision.

The preliminary estimate of capital costs to reduce nitrogen oxide-related emissions for Consumers' fossil-fueled generating units is approximately $290 million, plus an additional amount totaling $10 million per year for operation and maintenance costs. Consumers may need an equivalent amount of capital expenditures and operation and maintenance costs to comply with the new small particulate standards. The State of Michigan has objected to the extent of the required EPA emission reductions. If a court were to order the EPA to adopt the State of Michigan's position, costs could be less than the current estimated amounts.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At September 30, 1998, Consumers has accrued $3 million for its estimated Superfund liability.

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

In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. As a result, 21 individual plaintiffs elected to exercise their right to proceed with separate actions. Consumers has now resolved all 21 of those cases. As of November 3, 1998, Consumers had 3 individual stray voltage lawsuits awaiting trial court action, down from 12 cases as reported at year end 1997.

Anti-Trust: In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). In September 1998, the court issued an opinion and order granting CMS Energy's motion to dismiss. The court has not yet ruled on Consumers' motion to dismiss. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

Consumers' Electric Business Unit Rate Matters

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this Note) and recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers would transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. Consumers expects the remaining amount of direct access to begin later in 1998.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. By its terms, no retail wheeling has yet occurred pursuant to that program. In October 1998, the Michigan Supreme Court
issued an order granting Consumers' application for leave to appeal.   A
decision by the Michigan Supreme Court in this matter is expected in mid-
1999.

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

As a result of an informal process involving consultations with MPSC staff and other interested parties, as directed in the MPSC's February 1998 order, Consumers submitted to the MPSC in June 1998 its plan for implementing direct access. The primary issues addressed in the plan are:
1) the implementation schedule; 2) the direct-access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain direct-access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Under the schedule in the plan, Consumers will, over the 1998-2001 period, phase-in 750 MW of retail customer load to direct-access customers. At one time, 300 MW of direct-access load was to be opened for bidding in 1998, and an additional 150 MW each year from 1999 to 2001. This plan is consistent with the previous orders regarding the phase-in process. Due to the time required for the MPSC to review the plan, Consumers does not believe direct access will commence prior to the first quarter of 1999. For further information regarding the effects of the restructuring on accounting methods, see Consumers' Electric Business Unit Outlook - Electric Application of SFAS 71 in the MD&A. CMS Energy cannot predict the outcome or timing of electric restructuring on CMS Energy's financial position, liquidity, or results of operations.

On October 2, 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to 1,240 MW of contract capacity and associated energy under its PPA with the MCV Partnership. Consumers' rights to the 1,240 MW of contract capacity and associated energy are being offered in one 1,240 MW block or in two 620 MW pieces, for the period from the effective date in 1999 through either September 2007 or March 2025.

Consumers has reserved the right at any time, in its sole discretion, to terminate the bidding process or to reject any or all bids. Consumers will not consummate a transaction unless important customer benefits flow from that transaction. Any such transaction would be subject to the approval of Consumers' Board of Directors and obtaining satisfactory rate making and accounting treatment from the MPSC and the FERC with respect to the definitive agreements, including any necessary approval by FERC of the transfer of the 1,240 MW of contract capacity and associated energy.

In an order issued October 12, 1998, the MPSC delayed its consideration of the auction process until the definitive agreements with the winning bidder(s) are presented for review, but stated that Consumers' approach offers a legitimate way to utilize independent market forces to determine the above-market or stranded portion of Consumers' obligations under the PPA with the MCV Partnership. Consumers anticipates that such definitive agreements, if any, will be negotiated by early February 1999 and appropriate filings will be made with MPSC for consideration during the first quarter of 1999.

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

Summarized Statements of Income for CMS Midland and CMS Holdings-

                                                             In Millions
--------------------------------------------------------------------------
               Three Months Ended  Nine Months Ended  Twelve Months Ended
September 30          1998   1997       1998    1997        1998     1997
--------------------------------------------------------------------------

Pretax operating
 income              $13    $18        $36      $36         $46       $45
Income taxes
 and other             4      6         11       11          14        13
-------------------------------------------------------------------------

Net income           $ 9    $12        $25      $25         $32       $32
=========================================================================

Power Purchases from the MCV Partnership- After September 2007, pursuant to the terms of the PPA and related undertakings, Consumers will only be required to pay the MCV Partnership the capacity charge and energy charge amounts authorized for recovery from electric customers by the MPSC. Currently, Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The MPSC has, since January 1, 1993, permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Beginning January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of MCV Facility contract capacity. The order approving such recovery indicated that the recoverable capacity charge for the 325 MW would gradually increase from an initial average charge of 2.86 cents per kWh to an average charge of 3.62 cents per kWh by 2004, which latter would be collected thereafter. Because the MPSC suspended the PSCR process as part of the electric industry restructuring order (see "Electric Restructuring" in this Note), Consumers expects to recover the future increases approved for the 325 MW capacity through an adjustment to the frozen PSCR level; this adjustment is currently under consideration by the MPSC.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At September 30, 1998 and December 31,1997, the after-tax present value of the PPA liability totaled $118 million and $117 million, respectively. The increase in the liability since December 31, 1997 reflects an additional $37 million accrual ($24 million after-tax) for higher than anticipated MCV Facility availability levels experienced in prior periods and an after-tax accretion expense of $8 million, partially offset by after-tax cash underrecoveries of $31 million. The undiscounted after-tax amount associated with the liability totaled $170 million at September 30, 1998. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For the first nine months of 1998 the MCV Facility was available 99.3 percent of the time, resulting in $14 million over anticipated after-tax cash underrecoveries. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts comparable to those shown below.


                                                           In Millions
----------------------------------------------------------------------
                                      1998   1999   2000   2001   2002
----------------------------------------------------------------------

Estimated cash underrecoveries,
 net of tax                            $37   $22     $21    $20    $19
======================================================================

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

PSCR Matters Related to Power Purchases from the MCV Partnership- As part of a 1995 decision in the 1993 PSCR reconciliation case, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court which was denied in January 1998. This matter is now closed.

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

Big Rock is being decommissioned. It was closed permanently on August 29, 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. Consumers had originally scheduled the plant to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and may take five to ten years to return the site to its original condition.

In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good,
unchanged from the previous assessment.   The NRC suspended the Systematic
Assessment of Licensee Performance process for all licensees.   Palisades
was  to have been reevaluated in September 1998.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage.

As of September 30, 1998 Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask at Palisades previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

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

Consumers Gas Group Contingencies

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. In 1998 Consumers plans to study indoor air issues at residences on some sites and ground water impacts or surface soil impacts at other sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million of which Consumers accrued a liability for $48 million. These estimates are based on undiscounted 1998 costs. As of September 30,1998, Consumers has a remaining accrued liability of $46 million and a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. According to an MPSC rate order issued in 1996, Consumers will defer and amortize, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers has initiated a lawsuit against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.




Consumers Gas Group Matters

Gas Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide experimental gas transportation pilot program. Consumers' expanded experimental program will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Participating customers are being selected on a first-come, first-served basis, up to a limit of 100,000 customers beginning April 1, 1998. As of October 23, 1998, more than 80,000 customers chose alternative gas suppliers, representing approximately 24 bcf of gas load. Of these alternative gas suppliers, one was a CMS Energy affiliate. Up to 100,000 more customers may be added beginning April 1 of each of the next two years. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. The order allowing the implementation of this program:
1) suspends Consumers' gas cost recovery clause, effective April 1, 1998 for a three-year period, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism that will provide for refunds to customers if Consumers' earnings during the three-year term of the program exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses concerns about the relationship between Consumers and marketers, including its affiliated marketers. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to a large number of retail customers in direct competition with Consumers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. For further information regarding the effects of the restructuring on accounting methods, see Consumers' Gas Group Outlook - Application of SFAS 71 in the MD&A.

Other Uncertainities

CMS Generation Environmental Matters: CMS Generation does not currently expect to incur significant capital costs, if any, at its power facilities to comply with current environmental regulatory standards.

Capital Expenditures: CMS Energy estimates capital expenditures, including investments in unconsolidated subsidiaries and new lease commitments, of $1.340 billion for 1998, $3.585 billion for 1999 (which includes approximately $2.2 billion for pending acquisition of the Panhandle Companies), and $1.390 billion for 2000. For further information, see the Capital Resources and Liquidity-Capital Expenditures in the MD&A.

Other: As of September 30, 1998, CMS Energy and Enterprises have guaranteed up to $415 million in contingent obligations of unconsolidated affiliates and related parties.

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


3:  Short-Term and Long-Term Financings, and Capitalization

CMS Energy: CMS Energy's Senior Credit Facilities consist of a $600 million three-year revolving credit facility and a five-year $125 million term loan facility. Additionally, CMS Energy has unsecured lines of credit and letters of credit in an aggregate amount of $167 million. At September 30, 1998, the total amount utilized under the Senior Credit Facilities was $407 million, including $47 million of contingent obligations, and under the unsecured lines of credit and letters of credit was $51 million.

At September 30, 1998 CMS Energy has $123 million of Series A GTNs, $125 million of Series B GTNs, $150 million of Series C GTNs, and $198 million of Series D GTNs issued and outstanding with weighted average interest rates of 7.8 percent, 7.9 percent, 7.7 percent, and 7.0 percent, respectively.

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

In August 1998, CMS Energy filed a shelf registration statement with the SEC pursuant to Rule 415 of the Securities Act, for the issuance and the sale of $400 million of General Term Notes Series E.

On November 10, 1998, CMS Energy sold 4.5 million new shares of CMS Energy Common Stock in a block trade. The net proceeds of aproximately $208 million will be used for general corporate purposes.

The primary asset of CMS Energy Trust I is $178 million principal amount of 7.75 percent convertible subordinated debentures due 2027 from CMS Energy.

Consumers: At November 1, 1998, Consumers had remaining FERC authorization to: 1) issue or guarantee through June 2000, up to $900 million of short-term securities outstanding at any one time; 2) guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements; and 3) issue through June 2000, up to $900 million long-term securities with maturities up to 30 years for refinancing purposes.

Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $130 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 1998, a total of $302 million was outstanding at a weighted average interest rate of 6.3 percent, compared with $389 million outstanding at September 30, 1997, at a weighted average interest rate of 6.2 percent. In January 1998, Consumers entered into interest rate swaps totaling $300 million. These swap arrangements have had an immaterial effect on interest expense.

Consumers also has in place a $500 million trade receivables sale program. At September 30, 1998 and 1997, receivables sold under the program totaled $307 million and $250 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers.

The following table describes the new issuances of long-term financings which have occurred during 1998 through early November 1998.

                                                                       In
                                                                 Millions
-------------------------------------------------------------------------
                  Month              Interest  Principal
                  Issued   Maturity  Rate (%)     Amount Use of Proceeds
-------------------------------------------------------------------------

Senior Notes (a)  February  2008      6.375    $   250   Pay down First
                                                          Mortgage Bonds
                                                          and general
                                                          corporate purposes
Senior Notes (a)  March     2018       6.875        225  Pay down First
                                                          Mortgage Bonds and
                                                          other long-term debt
Senior Notes (a)   May      2008       6.2 (b)      250  Pay down First
                                                          Mortgage Bonds,
                                                          long-term bank debt
                                                          and general corporate
                                                          purposes
Long-Term
 Bank Debt         May     2001-2003   6.05 (d)     225  Pay down long-term
                                                          bank debt and general
                                                          corporate purposes
Senior Notes (a)   June    2018        6.5 (c)      200  Pay down First Mortgage
                                                          Bonds and general
                                                          corporate purposes
Senior Notes (e)   October 2028        6.5          150  Pay down long-term
                                                          bank debt and
                                                          general corporate
                                                          purposes
------------------------------------------------------------------------

Total                                           $1,300
========================================================================

(a) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount.
(b) The interest rate may be reset in 2003.
(c) The interest rate will be reset in June 2005.
(d) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.
(e) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount and are insured for full debt service.

The following table describes the retirements of long-term financings which have occurred during 1998 through early November 1998.


                                                                   In
                                                             Millions
----------------------------------------------------------------------
                      Month                Interest      Principal
                      Retired  Maturity    Rate (%)      Amount
----------------------------------------------------------------------

First Mortgage Bonds  February   1998         8.75            $248
Long-Term Bank Debt   February   1998         6.4 (a)           50
First Mortgage Bonds  March      2001-2002    7.5              119
First Mortgage Bonds  April      2023         7.375             36
First Mortgage Bonds  May        1998         6.875             43
Long-Term Bank Debt   May        1998-1999    6.3 (b)          350
First Mortgage Bonds  July       1999         8.875            136
First Mortgage Bonds  October    1998         6.625             45
Long-Term Bank Debt   November   2001-2003    6.05              50
----------------------------------------------------------------------

Total                                                       $1,077
======================================================================

(a) The interest rate was variable; weighted average interest rate at December 31, 1997 was 6.4 percent.
(b) The interest rate was variable; weighted average interest rate at March 31, 1998 was 6.3 percent.

Consumers had unsecured, variable rate long-term bank debt with an outstanding balance at September 30, 1998 and 1997 of $225 million and $400 million, respectively. At September 30, 1998 and 1997 the debt carried weighted average interest rates of 6.1 percent and 6.3 percent, respectively. In February 1998, Consumers retired $50 million of its $400 million unsecured long-term bank debt. In May 1998, Consumers refinanced the remaining $350 million unsecured long-term bank debt, in part with $225 million unsecured long-term bank debt. To cover the remaining $125 million of bank debt refinancing, in May 1998 Consumers issued $250 million of senior notes due 2008, at an interest rate of 6.2 percent. The $125 million balance of senior notes due 2008 was used for repurchasing $36 million of 7.375 percent First Mortgage Bonds and for general corporate purposes.

Under the provisions of its Articles of Incorporation at September 30, 1998, Consumers had $295 million of unrestricted retained earnings available to pay common dividends. In October 1998, Consumers declared a $68 million common dividend to be paid in November 1998.


4:   Earnings Per Share and Dividends

Earnings per share attributable to Common Stock for the three, nine and twelve month periods ended September 30, 1998 reflect the performance of the Consumers Gas Group. The Class G Common Stock has participated in earnings and dividends from its original issue date in July 1995. The allocation of earnings attributable to each class of common stock and the related amounts per share are computed by considering the weighted average number of shares outstanding.

Earnings attributable to the Outstanding Shares are equal to Consumers Gas Group net income multiplied by a fraction; the numerator is the weighted average number of Outstanding Shares during the period and the denominator is the weighted average number of Outstanding Shares and Retained Interest Shares during the period. The earnings attributable to Class G Common Stock on a per share basis for the nine months ended September 30, 1998 and 1997 are based on 25.38 percent and 24.65 percent, respectively, of the income of Consumers Gas Group.


Computation of Earnings Per Share:

                                        In Millions, Except Per Share Amounts
------------------------------------------------------------------------------
                            Three Months       Nine Months      Twelve Months
                                Ended             Ended            Ended
                            September 30       September 30      September 30
                            1998   1997         1998   1997       1998   1997
------------------------------------------------------------------------------
                                    (b)          (a)    (b)        (a)    (b)
Net Income Applicable
 to Basic and
 Diluted EPS
Consolidated
 Net Income                 $ 81   $ 60          $234  $185       $293    $223
                            ==================================================
Net Income
 Attributable to
 Common Stocks:
 CMS Energy -
   Basic EPS                $ 83  $ 62          $226   $176       $279    $210
 Add conversion of
   7.75% Trust
     Preferred
     Securities
     (net of tax)             2      2             6      2          9       2
                          ----------------------------------------------------

 CMS Energy -
   Diluted EPS             $ 85   $ 64          $232   $178       $288    $212
                          ====================================================
 Class G:
   Basic and
    Diluted EPS           $ (2)   $ (2)         $  8   $  9       $ 14    $ 13
                          ====================================================

Average Common Shares
 Outstanding Applicable
 to Basic and
 Diluted EPS
  CMS Energy:
     Average Shares -
      Basic                102      96           101     95        101      95
    Add conversion
      of 7.75% Trust
        Preferred
         Securities          4       4             4      1          4       1
     Options-Treasury
         Shares              1       1             1      1          1       1
                          ----------------------------------------------------

     Average Shares -
       Diluted             107     101           106     97        106      97
                          ====================================================

  Class G:
    Average Shares
      Basic and
        Diluted              8       8             8      8          8       8
                          ====================================================

Earnings Per Average
 Common Share
  CMS Energy:
      Basic              $ .81   $ .64        $ 2.23   $1.85      $2.77  $2.22
      Diluted            $ .80   $ .63        $ 2.19   $1.83      $2.73  $2.20
  Class G:
      Basic and
       Diluted           $(.16)  $(.21)        $1.04   $1.13      $1.73  $1.57
================================================================================

(a) Includes the cumulative effect of an accounting change in the first quarter of 1998 which increased net income attributible to CMS Energy Common Stock $43 million ($.40 per share - basic and diluted) and Class G Common Stock $12 million ($.36 per share - basic and diluted).

(b) Restated; see Note 1.

In February and May 1998, CMS Energy paid dividends of $.30 per share on CMS Energy Common Stock and $.31 per share on Class G Common Stock. In August 1998, CMS Energy paid dividends of $.33 per share on CMS Energy Common Stock and $.325 per share on Class G Common Stock. In October 1998, the Board of Directors declared a quarterly dividend of $.33 per share on CMS Energy Common Stock and $ .325 per share on Class G Common Stock to be paid in November 1998.

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


Derivative instruments contain credit risk if the counter parties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counter parties. Nonperformance by counter parties is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.

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

Consumers uses gas forward contracts and electricity option contracts to limit its risk associated with gas and electricity price increases. In both the gas forward contracts and the electricity option contracts, it is management's intent to take physical delivery of the commodities. For gas forward contracts, Consumers is obligated to take physical delivery of the gas and would incur a significant penalty for nonperformance. At September 30, 1998, Consumers had an exposure to gas price increases if the cost was to exceed $2.84 per mcf for the following volumes: 5 percent of its 1998 requirements; 40 percent of its 1999 requirements; and 65 percent of its 2000 requirements. Additional forward contract coverage is currently under review. The gas forward contracts currently in place were consummated at prices less than $2.84 per mcf. The contracts are being used to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas delivered.

Consumers enters into electricity option contracts to insure a reliable source of capacity to meet its customers' electricity requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.


Consumers purchased $5 million of options to insure a reliable source of capacity during the summer months of 1998. As a result of weather conditions and fluctuations in the price of electricity, some options were sold to third parties for $11 million during June, July, and August 1998. As of September 30, 1998, all of the remaining options had expired. The costs relating to the expired options and income received from the sale of options were reflected as purchased power costs.

CMS Oil and Gas has one arrangement which is used to fix the prices that CMS Oil and Gas will pay to supply gas to the MCV for the years 2001 through 2006 by purchasing the economic equivalent of 10,000 MMBtu per day at a fixed price, escalating at 8 percent per year thereafter, starting at $2.82 per MMBtu in 2001. The settlement periods are each a one-year period ending December 31, 2001 through 2006 on 3.65 million MMBtu. If the floating price, essentially the then-current Gulf Coast spot price, for a period is higher than the fixed price, the seller pays CMS Oil and Gas the difference, and vice versa. If a party's exposure at any time exceeds $5 million, that party is required to obtain a letter of credit in favor of the other party for the excess over $5 million and up to $10 million. At September 30, 1998, no letter of credit was posted by either party to the agreement. As of September 30, 1998, the fair value of this contract reflected payment due from CMS Oil and Gas of $13 million.

CMS MST uses natural gas and oil futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price).

Interest Rate Hedges: CMS Energy and some of its subsidiaries enter into interest rate swap agreements to exchange variable rate interest payment obligations to fixed rate obligations without exchanging the underlying notional amounts. These agreements convert variable rate debt to fixed rate debt to reduce the impact of interest rate fluctuations. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. The notional amount of CMS Energy's and its subsidiaries' interest rate swaps was $923 million at September 30, 1998. In October 1998, Consumers unwound an interest rate guarantee of $145 million associated with the issuance of $150 million senior notes. The effective rate of the debt is 7 percent taking into consideration the issuance costs, interest rate guarantee and insurance costs. The difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the life of the hedged agreement.

Foreign Exchange Hedges: CMS Energy uses forward exchange contracts and collared options to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The notional amount of the outstanding foreign exchange contracts was $845 million at September 30, 1998, which includes $550 million and $250 million for Australian and Brazilian foreign exchange contracts, respectively.


6:  Subsequent Event

On November 2, 1998, CMS Energy announced the execution of a definitive Stock Purchase Agreement (the "Agreement") with PanEnergy Corp ("PanEnergy") and certain other wholly-owned subsidiaries of Duke Energy Company to acquire all of the stock of the Panhandle Companies for a cash payment of $1.9 billion and existing Panhandle Companies debt of $300 million. This transaction will be accounted for under the purchase method of accounting.

The Panhandle Companies are primarily engaged in the interstate transportation and storage of natural gas. The assets to be acquired include 1,400 miles of mainline gas pipeline extending from the Texas Gulf Coast to Michigan and 1,300 miles of mainline gas pipeline extending from the Kansas/Oklahoma mid-continent to Michigan, 340 miles of pipeline in the offshore Gulf of Mexico, 70 billion cubic feet of underground gas storage facilities, a liquified natural gas port, and unloading and regasification facilities.

Closing of the transaction is subject to Hart-Scott-Rodino pre-merger notification clearance. The Agreement is subject to termination upon failure of CMS Energy to satisfy its financing contingency. The Agreement also provides that if, as a result of CMS Energy's continuing due diligence investigation, CMS Energy learns of material facts not previously disclosed or inconsistent with representations and warranties made in the Agreement, CMS Energy may, on or prior to November 23, 1998, notify PanEnergy of its intent to terminate the Agreement and the Agreement will terminate unless PanEnergy corrects the asserted misrepresentations within 30 days.

CMS Energy expects to have $1.9 billion of bridge financing commitments available to fund the purchase price and it anticipates permanent financing of the acquisition at or near closing with approximately $900 million from the sale of common stock and/or securities convertible into common stock by CMS Energy and approximately $1 billion from the issuance of debt securities by the Panhandle Companies. If CMS Energy is unable to provide the appropriate financing commitments by November 23, 1998 or is unable to close the purchase when it otherwise would be obligated to close, it must pay PanEnergy a $75 million termination fee. The closing is scheduled for January 4, 1999, but may be delayed by mutual agreement.

ARTHUR ANDERSEN LLP



Report of Independent Public Accountants




To CMS Energy Corporation:

We have reviewed the accompanying consolidated balance sheets of CMS ENERGY CORPORATION (a Michigan corporation) and subsidiaries as of September 30, 1998 and 1997, the related consolidated statements of income and common stockholders' equity for the three-month, nine-month, and twelve-month periods then ended, and the related consolidated statements of cash flows for the nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Detroit, Michigan,
     November 10, 1998.

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


Results of Operations

                                                      In Millions
September 30                        1998         1997       Change
                                   -----        -----       ------
Three months ended                  $ 77         $ 71          $ 6
Nine months ended                    239          212           27
Twelve months ended                  311          269           42

Net income available to common stockholders was $77 million for the third quarter of 1998 compared with $71 million for the same 1997 period. The improved net income reflects increased electric and gas deliveries, the operation of the gas customer choice program (see note 2, Gas Rate Matters), along with increased revenues from gas retail and wholesale services activities. Net income available to common stockholders after the cumulative effect of a change in accounting for property taxes was $239 million for the first nine months of 1998 compared with $212 million for the same 1997 period. The increase in earnings for the first nine months of 1998 reflects revised accounting to recognize property tax expense on the fiscal year basis of the taxing units instead of on a calendar year basis. This one-time change in accounting for property taxes resulted in a benefit of $66 million ($43 million after-tax). Earnings for the first nine months of 1998 also reflect the recognition of a $37 million dollar loss ($24 million after tax) for the underrecovery of power costs under the PPA. Net income available to common stockholders was $311 million for the twelve months ended September 30,1998 compared with $269 million for the same 1997 period. The increase in earnings for this twelve months reflects the change in accounting for property taxes implemented during the first half of 1998 as discussed above. In addition, the improved net income for the twelve months ended
September 30, 1998 reflects an adjustment of prior years' income taxes associated with non-taxable earnings on nuclear decommissioning trust funds of $9 million. Partially offsetting these increases were the recognition, in the first half of 1998, of the loss associated with the underrecovery of power costs under the PPA as discussed above, and decreased gas deliveries due to warmer weather during the first half of 1998. The first nine months of 1998 were the fourth warmest since 1864. For further information concerning results of operations, see the Electric and Gas Utility Results of Operations sections of this MD&A and Power Purchases from the MCV Partnership in Note 2.

ELECTRIC UTILITY RESULTS OF OPERATIONS

Electric Pretax Operating Income:

                                                       In Millions
September 30                        1998         1997       Change
                                   -----        -----       ------
Three months ended                 $ 153        $ 132         $ 21
Nine months ended                    378          342           36
Twelve months ended                  468          423           45

Electric pretax operating income for all the above periods ended September 30, 1998 benefitted from increased deliveries compared to the same periods in 1997. These increases were partly offset by increased general taxes and depreciation associated with additional plant investment. Electric pretax operating income for the three months ended had increased operation and maintenance costs while the twelve months ended September 30, 1998 benefited from controlling operation expenses. The following table quantifies these impacts on pretax operating income.

                                                               In Millions
                            Three Months     Nine Months     Twelve Months
                          Ended Sept. 30  Ended Sept. 30    Ended Sept. 30
Change Compared to
 Prior Year                 1998 vs 1997    1998 vs 1997      1998 vs 1997
                                 -------         -------           -------
Deliveries (including special
 contract discounts)                $ 38           $ 50              $ 51
Other non-commodity revenue           (1)            (2)               (3)
Operations and maintenance           (11)            (1)               15
General taxes, depreciation
 and other                            (5)           (11)              (18)
                                  ------          ------            ------
Total change                        $ 21           $ 36              $ 45
                                  ======          ======            ======

Electric Deliveries: Total electric deliveries increased 10.1 percent for the three months ended September 30, 1998 over the same period in 1997. The increase includes a 5.8 percent increase in deliveries to ultimate customers, primarily within the residential and commercial classes and an increase in sales between utility systems and wholesale customer deliveries. For the nine months ended September 30, 1998, total electric deliveries increased 8.2 percent over the comparable 1997 period. Deliveries to ultimate customers were up 3.4 percent, with the remaining change attributable to an increase in sales between utility systems and wholesale deliveries. For the twelve months ended September 30, 1998, total electric deliveries increased 8.0 percent over the comparable 1997 period. The increase is primarily attributable to an increase in sales between utility systems and a 2.7 percent increase in deliveries to ultimate customers.

Power Costs:

                                                               In Millions
September 30                        1998            1997            Change
                                   -----           -----            ------
Three months ended                 $ 315           $ 296              $ 19
Nine months ended                    899             847                52
Twelve months ended                1,190           1,132                58

Power costs increased for all the reported periods ended September 30, 1998 compared to 1997. Both internal generation and power purchases from outside sources increased during these periods to meet increased deliveries.

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

Consumers enters into electricity option contracts to insure a reliable source of capacity to meet its customers' electricity requirements and to limit its risk associated with electricity price increases. It is management's intent to take physical delivery of the commodity. Consumers continuously evaluates its daily capacity needs and sells the option contracts, if marketable, when it has excess daily capacity. Consumers' maximum exposure associated with these options is limited to premiums paid.

Consumers purchased $5 million of options to insure a reliable source of capacity during the summer months of 1998. As a result of weather conditions and fluctuations in the price of electricity, some options were sold to third parties for $11 million during June, July, and August 1998. As of September 30, 1998, all of the remaining options had expired. The costs relating to the expired options and income received from the sale of options were reflected as purchased power costs.


GAS UTILITY RESULTS OF OPERATIONS

Gas Pretax Operating Income:

                                                               In Millions
September 30                        1998            1997            Change
                                   -----           -----            ------
Three months ended                   $ 6            $ (1)            $  7
Nine months ended                     81             100              (19)
Twelve months ended                  134             142               (8)

Gas pretax operating income increased in the three month period ended September 30, 1998 as a result of increased gas deliveries, operation of the gas customer choice program (see note 2, Gas Rate Matters) and increased revenues from gas retail and wholesale services. The change in general taxes and depreciation for the three month period ended
September 30, 1998 is primarily a timing issue. Warmer temperatures during the winter heating seasons resulted in reduced gas deliveries which decreased gas pretax operating income in the nine month and twelve month periods ended September 30,1998. The decreased gas pretax operating income for the nine month period ended September 30, 1998 also reflects higher operations expense. In part, the higher operations expense reflects the absence of 1997 non-recurring expense reductions for uncollectible accounts and injuries and damages reserves. Gas pretax operating income for the three month and twelve month periods ended September 30, 1998 benefited from controlling operations and maintenance expenses. Gas wholesale and retail service revenues were down for the twelve month period ended September 30, 1998 due to the elimination of surcharges related to past conservation programs. The benefit to gas pretax operating income from reduced costs in general taxes and depreciation for the nine month and twelve month periods ended
September 30, 1998 is primarily a timing issue. The following table quantifies these impacts on pretax operating income.

                                                               In Millions
                            Three Months     Nine Months     Twelve Months
                          Ended Sept. 30  Ended Sept. 30    Ended Sept. 30
Change Compared to
 Prior Year                 1998 vs 1997    1998 vs 1997      1998 vs 1997
                             -----------     -----------      ------------
Gas deliveries                       $ 5            $(14)            $(15)
Gas wholesale and retail
 service activities                    3               -               (2)
Operations and maintenance             1              (8)               6
General taxes, depreciation
 and other                            (2)              3                3
                                    ----            ----              ----
Total change                         $ 7            $(19)             $(8)
                                    ====            ====              ====

Gas Deliveries: System deliveries for the three month period ended September 30, 1998, excluding miscellaneous transportation, totaled 31 bcf, an increase of 1 bcf or 3 percent compared to the three month period ended September 30, 1997. Deliveries for the nine month period ended September 30, 1998, excluding miscellaneous transportation, totaled 203 bcf, a decrease of 29 bcf or 13 percent compared to the nine month period ended September 30, 1997. For the twelve month period ended September 30, 1998, deliveries excluding miscellaneous transportation, totaled 311 bcf, a decrease of 31 bcf or 9 percent compared to the twelve month period ended September 30, 1997. The decreased deliveries for the nine month and twelve month periods reflect warmer temperatures primarily for the first quarter of 1998. Miscellaneous transportation deliveries for the three month period ended September 30, 1998 totaled 11 bcf, a decrease of 8 bcf or 40 percent compared to the three month period ended September 30, 1997. Miscellaneous transportation deliveries for the nine month period ended September 30, 1998, totaled 47 bcf, a decrease of 14 bcf or 23 percent compared to the nine month period ended September 30, 1997. Miscellaneous transportation deliveries for the twelve month period ended September 30, 1998, totaled 65 bcf, a decrease of 18 bcf or 22 percent compared to the twelve month period ended September 30, 1997.





Cost of Gas Sold:

                                                               In Millions
September 30                        1998            1997            Change
                                    ----            ----              ----
Three months ended                  $ 39            $ 39             $  -
Nine Months ended                    377             472              (95)
Twelve months ended                  600             718             (118)

The cost decreases for the nine month and twelve month periods ended September 30, 1998 were the result of decreased sales and lower gas costs reflecting warmer temperatures during the winter heating season.

Uncertainties: Consumers' financial position may be affected by a number of trends or uncertainties that have had, or Consumers reasonably expects will have, a materially favorable or unfavorable impact on net sales or revenues or income from continuing gas operations. Such uncertainties are: 1) potential environmental costs at a number of sites including sites formerly housing manufactured gas plant facilities, and 2) a statewide experimental gas transportation pilot program. For detailed information about these uncertainties see Note 2, Uncertainties, "Gas Contingencies-Gas Environmental Matters," and "Gas Rate Matters-Gas Restructuring," incorporated by reference herein.

Consumers uses gas forward contracts to limit its risk associated with gas price increases. It is management's intent to take physical delivery of the commodity. For gas forward contracts, Consumers is obligated to take physical delivery of the gas and would incur a significant penalty for nonperformance. At September 30, 1998, Consumers had an exposure to gas price increases if the cost was to exceed $2.84 per mcf for the following volumes: 5 percent of its 1998 requirements; 40 percent of its 1999 requirements; and 65 percent of its 2000 requirements. Additional forward contract coverage is currently under review. The gas forward contracts currently in place were consummated at prices less than $2.84 per mcf.
The contracts are being used to protect against gas price increases in a three-year experimental gas program where Consumers is recovering from its customers $2.84 per mcf for gas delivered.


Capital Resources and Liquidity

CASH POSITION, INVESTING AND FINANCING

Operating Activities: Consumers derives cash from the sale and transportation of natural gas and the generation, transmission and sale of electricity. Cash from operations totaled $452 million and $458 million for the first nine months of 1998 and 1997, respectively. The $6 million decrease resulted primarily from the timing of cash payments related to normal operations. Other items included in income but which had no effect on cash flow were a one-time change in accounting for property taxes resulting in a $66 million ($43 million after-tax) gain and the recognition of a $37 million loss ($24 million after-tax) for the underrecovery of power costs under the PPA. Consumers uses operating cash primarily to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends.

Investing Activities: Cash used in investing activities totaled $(235) million and $(277) million for the first nine months of 1998 and 1997, respectively. The change of $(42) million was primarily the result of receiving $27 million from the sale of two partnerships, $12 million distribution from FMLP and $43 million from the nuclear decommissioning trust funds previously collected from electric customers for decommissioning Big Rock, offset by the payment of $39 million in cost of plant retired.

Financing Activities: Cash used in financing activities totaled $(196) and $(176) million for the first nine months of 1998 and 1997, respectively. The change of $20 million is primarily the result of a net increase in cash of $79 million due to refinancing and issuance of Consumers' debt and $8 million decrease in capital lease payments. Offsetting this increase was a $60 million increase in the payment of common stock dividends and a $50 million return of paid in capital to Consumers' common stockholder.

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

                                                               In Millions
Years Ended December 31             1998(b)         1999              2000
                                    ----            ----              ----
Consumers
  Construction                      $388            $465              $490
  Nuclear fuel lease                  54              20                 -
  Capital leases other
    than nuclear fuel                 13              17                17
Michigan Gas Storage                   3               3                 3
                                    ----            ----              ----
                                    $458            $505              $510
                                    ====            ====              ====

Electric utility operations (a)     $341            $380              $385
Gas utility operations (a)           117             125               125
                                    ----            ----              ----
                                    $458            $505              $510
                                    ====            ====              ====

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) Includes actual amounts incurred during the first three quarters and estimate for fourth quarter.

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

Restructuring: Consumers' retail electric business is affected by competition. To meet its challenges, Consumers entered into multi-year contracts with some of its largest industrial customers to serve certain facilities. The MPSC has approved these contracts as part of its phased introduction to competition. Certain customers have the option of terminating their contracts early.

FERC Orders 888 and 889, as amended, require utilities to provide direct access to the interstate transmission grid for wholesale transactions. Consumers and Detroit Edison disagree on the effect of the orders on the Michigan Electric Power Coordination Center pool. Consumers proposes to maintain the benefits of the pool through at least December 2000, while Detroit Edison contends that the pool agreement should be terminated immediately. Among Consumers' alternatives in the event of the pool being terminated would be joining an independent system operator. FERC has indicated this preference for structuring the operations of the electric transmission grid.

As discussed in the Form 10-K, since June 1997 several orders have been issued and numerous appeals are pending at the Court of Appeals relating to the restructuring of the electric utility industry. Consumers cannot predict the outcome or timing of these matters. For material changes relating to the restructuring of the electric utility industry see "Electric Rate Matters - Electric Restructuring" in Note 2, incorporated by reference herein.

Electric Application of SFAS 71: Consumers applies the utility accounting standard, SFAS 71, that recognizes the economic effects of rate regulation and, accordingly, has recorded regulatory assets and liabilities related to the generation, transmission and distribution operations of its business in its financial statements. Consumers believes that the generation segment of its business is still subject to rate regulation based upon its present obligation to continue providing generation service to its customers, and the lack of definitive deregulation orders. If rate recovery of generation-related costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard may no longer apply to the generation segment of Consumers' business. According to Emerging Issues Task Force Issue 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101, Consumers can continue to carry its generation-related regulatory assets or liabilities for the part of the business being deregulated if deregulatory legislation or an MPSC rate order allows the collection of cash flows from its regulated transmission and distribution customers to recover these specific costs or settle obligations. Because the February 1998 MPSC order allows Consumers to fully recover its transition costs, Consumers believes that even if it was to discontinue application of SFAS 71 for the generation segment of its business, its regulatory assets, including those related to generation, are probable of future recovery from the regulated portion of the business. At September 30, 1998, Consumers had $251 million of generation-related net regulatory assets recorded on its balance sheet, and a net investment in generation facilities of $1.3 billion included in electric plant and property. For further information regarding electric restructuring, see "Restructuring" above.

GAS BUSINESS OUTLOOK

Growth: Consumers currently anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average annual rate of between one and two percent over the next five years based primarily on a steadily growing customer base. Abnormal weather, alternative energy prices, changes in competitive conditions, and the level of natural gas consumption may affect actual gas deliveries in future periods. Consumers is also offering a variety of energy-related services to its customers focused upon appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment.

In 1997, LIHEAP provided approximately $64 million in heating assistance to about 312,000 Michigan households, with approximately 13 percent of the funds going to Consumers' customers. Congress provided approximately $54 million in funding for Michigan for 1998. In October 1998, Congress approved funding for fiscal year 1999 of approximately $59 million for the state of Michigan. Consumers' expects presidential approval of the funding.

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

YEAR 2000 COMPUTER MODIFICATIONS

Consumers uses software and related technologies throughout its businesses that the year 2000 date change will affect and, if uncorrected, could cause Consumers to, among other things, issue inaccurate bills, report inaccurate data, incur generating plant outages, or create energy delivery uncertainties. In 1995, Consumers established a Year 2000 Program to ensure the continued operation of the company at the turn of the century. Consumers efforts included dividing the programs requiring modification between critical and noncritical programs. A formal methodology was established to identify critical business functions and risk scenarios, develop test plans and expected results, and execute tests. Consumers Year 2000 Program involves an aggressive, comprehensive, four-phase approach, including impact analysis, remediation, compliance review, and monitoring/contingency planning.

The impact analysis phase includes the analysis, inventory, prioritization and remediation plan development for all technology essential to core business processes. The remediation phase involves testing and implementation of remediation technology. A mainframe test environment was established in 1997 and a test environment for network servers and stand-alone personal computers was established in mid-1998. All essential corporate business systems have been, or will be, tested in this test environment. The compliance review phase includes the assembling of compliance documentation for each technology component as remediation efforts are completed, and additional verification testing of essential technology where necessary. The monitoring/contingency planning phase includes compliance monitoring to ensure that year 2000 problems are not reintroduced into remediated technology, as well as the development of contingency plans to address reasonably likely risk scenarios.

State of Readiness: Year 2000 issues are being managed by the major departments of Consumers. Traditional information technology consists of essential business systems such as payroll, billing and purchasing, and infrastructure, including mainframe, wide area network, local area networks, personal computers, radios and telephone systems. Process control computers and embedded systems contained in buildings, equipment and energy supply and delivery systems are also being managed.

Essential goods and services for Consumers are electric fuel supply, gas fuel supply, independent electric power supplies, facilities, electronic commerce, telecommunications network carriers, financial institutions, purchasing vendors, and software and hardware technology vendors. Consumers is addressing the preparedness of these businesses and their risk through readiness assessment questionnaires.

The status of Consumers Year 2000 Program by phase, with target dates for completion and current percentage complete based upon software and hardware inventory counts as of September 30, 1998, is as follows:

                                                             Monitoring/
                            Impact               Compliance  Contingency
                          Analysis  Remediation  Review      Planning
                        ----------  ----------- ----------  ----------
Business System         (a)    (b)  (a)   (b)   (a)   (b)   (a)    (b)
Electric                3/98  100%  6/99  53%   6/99  22%    6/99  10%
Gas                     3/98  100%  6/99  66%   6/99   3%    6/99  10%
Corporate               3/98  100%  6/99  62%   6/99   3%    6/99  10%
Operating
 Services               3/98  100%  6/99  63%   6/99  40%    6/99  10%
Essential Goods
& Services              6/99  35%   NA          9/99   0%    6/99  10%

(a) Target date for completion.
(b) Current percentage complete.

Cost of Remediation: Consumers will expense anticipated spending for modifications as incurred, while capitalizing and amortizing the cost for new software over its useful life. The total estimated cost of the Year 2000 Program is approximately $22 million. Costs incurred through September 30, 1998 are $14 million. Consumers annual Year 2000 Program costs represent approximately 1% to 10% of a typical Consumers annual information technology budget. Year 2000 compliance work is being funded primarily from operations. The devotion of Consumers resources to the year 2000 problem has not deferred any material information technology projects which could have a material adverse affect on Consumers financial position, liquidity or results of operations.

Risk Assessment: Consumers considers the most reasonably likely worst-case scenarios to be: (1) a lack of communications to dispatch crews to electric or gas emergencies, (2) a lack of communications to contact generating units to balance electrical load, and (3) power shortages due to the lack of stability of the regional or national electric grid. These scenarios could result in Consumers not being able to generate or distribute enough energy to meet customer demand for a period of time, which could result in lost sales and profits. Year 2000 remediation and testing efforts are concentrating on these risk areas and will continue through the end of 1999. Contingency plans will be revised and executed to further mitigate the risks associated with these scenarios.

Contingency Plans: Contingency planning efforts are currently underway for all business systems and providers of essential goods and services. Extensive contingency plans are already in place in many locations and are currently being revised for reasonably likely worst-case scenarios related to year 2000 issues. In many cases, Consumers already has arrangements with multiple vendors of similar goods and services so that in the event that one cannot meet its commitments, others can. Current contingency plans provide for manual dispatching of crews and manual coordination of electrical load balancing, and are being revised to provide for radio or satellite communications. Coordinated contingency planning efforts are in progress with the North American Electric Reliability Council and its Regional Reliability Councils to minimize risk to electric generation, transmission and distribution systems.

Expectations: Consumers does not expect that the cost of these modifications will materially affect its financial position, liquidity, or results of operations. There can be no guarantee, however, that these costs, plans or time estimates will be achieved, and actual results could differ materially.

Because of the integrated nature of Consumers business with other energy companies, utilities, jointly owned facilities operated by other entities, and business conducted with suppliers and large customers, Consumers may be indirectly affected by year 2000 compliance complications. At this time, Consumers is unable to anticipate the magnitude of the operational or financial impact on Consumers of year 2000 issues.

Forward-Looking Information

Forward-looking information is included throughout this report. This report also describes material contingencies in the Notes to the Consolidated Financial Statements and should be read accordingly.

Important factors that could cause actual results or outcomes to differ are set forth in Consumers' 1997 Form 10-K, "Management's Discussion and Analysis-Forward-Looking Information."

                                                Consumers Energy Company
                                            Consolidated Statements of Income
                                                       (Unaudited)
                                                   Three Months Ended      Nine Months Ended    Twelve Months Ended
September 30                                        1998         1997      1998         1997       1998        1997
                                                                                                        In Millions
Operating Revenue
  Electric                                        $  729       $  670    $1,990       $1,888     $2,617      $2,507
  Gas                                                117          110       716          828      1,092       1,230
  Other                                               14           19        37           39         48          49
                                                  ------       ------    ------       ------     ------      ------
                                                     860          799     2,743        2,755      3,757       3,786
                                                  ------       ------    ------       ------     ------      ------
Operating Expenses
  Operation
    Fuel for electric generation                      95           80       246          220        323         297
    Purchased power - related parties                143          151       433          447        585         600
    Purchased and interchange power                   77           65       220          180        282         235
    Cost of gas sold                                  39           39       377          472        600         718
    Other                                            147          144       409          404        548         566
                                                  ------       ------    ------       ------     ------      ------
                                                     501          479     1,685        1,723      2,338       2,416
  Maintenance                                         48           38       126          119        177         176
  Depreciation, depletion and amortization            93           88       291          286        395         384
  General taxes                                       47           45       146          148        199         198
                                                  ------       ------    ------       ------     ------      ------
                                                     689          650     2,248        2,276      3,109       3,174
                                                  ------       ------    ------       ------     ------      ------
Pretax Operating Income
  Electric                                           153          132       378          342        468         423
  Gas                                                  6           (1)       81          100        134         142
  Other                                               12           18        36           37         46          47
                                                  ------       ------    ------       ------     ------      ------
                                                     171          149       495          479        648         612
                                                  ------       ------    ------       ------     ------      ------
Other Income (Deductions)
  Loss on MCV power purchases                          -            -       (37)           -        (37)          -
  Dividends and interest from affiliates               4           11        11           20         15          24
  Accretion income                                     1            2         5            6          7           8
  Accretion expense                                   (4)          (4)      (12)         (13)       (16)        (14)
  Other, net                                           1            1         3            1          -          (3)
                                                  ------       ------    ------       ------     ------      ------
                                                       2           10       (30)          14        (31)         15
                                                  ------       ------    ------       ------     ------      ------
Interest Charges
  Interest on long-term debt                          35           34       103          103        137         138
  Other interest                                       9            9        28           25         39          33
  Capitalized interest                                 -            -         -            -         (1)          -
                                                  ------       ------    ------       ------     ------      ------
                                                      44           43       131          128        175         171
                                                  ------       ------    ------       ------     ------      ------

Net Income Before Income Taxes                       129          116       334          365        442         456
Income Taxes                                          43           36       111          126        137         151
                                                  ------       ------    ------       ------     ------      ------

Net Income before cumulative effect of change
  in accounting principle                             86           80       223          239        305         305
Cumulative effect of change in accounting for
  property taxes, net of $23 tax (Note 1)              -            -        43            -         43           -
                                                  ------       ------    ------       ------     ------      ------

Net Income                                            86           80       266          239        348         305
Preferred Stock Dividends                              5            6        14           20         19          27
Preferred Securities Distributions                     4            3        13            7         18           9
                                                  ------       ------    ------       ------     ------      ------

Net Income Available to Common Stockholder        $   77       $   71    $  239       $  212     $  311      $  269
                                                  ======       ======    ======       ======     ======      ======

The accompanying condensed notes are an integral part of these statements.


                                                Consumers Energy Company
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                     Nine Months Ended        Twelve Months Ended
September 30                                                         1998         1997          1998         1997
                                                                     ----         ----          ----         ----
                                                                                                      In Millions
Cash Flows from Operating Activities
  Net income                                                        $ 266         $239         $ 348        $ 305
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $38, $37, $51 and $49, respectively)     291          286           395          384
        Loss on MCV power purchases                                    37            -            37            -
        Capital lease and other amortization                           27           35            36           42
        Deferred income taxes and investment tax credit                21           11            24           32
        Accretion expense                                              12           13            16           14
        Accretion income - abandoned Midland project                   (5)          (6)           (7)          (8)
        Undistributed earnings of related parties                     (37)         (35)          (48)         (45)
        MCV power purchases                                           (48)         (47)          (63)         (67)
        Cumulative effect of accounting change                        (66)           -           (66)           -
        Changes in other assets and liabilities                       (46)         (38)           81           13
                                                                     ----         ----          ----         ----
          Net cash provided by operating activities                   452          458           753          670
                                                                     ----         ----          ----         ----
Cash Flows from Investing Activities
  Capital expenditures (excludes assets placed under capital lease)  (258)        (260)         (358)        (371)
  Associated company preferred stock redemption                        50           50            50           50
  Proceeds from nuclear decommissioning trust funds                    43            -            43            -
  Proceeds from the sale of two partnerships                           27            -            27            -
  Proceeds from FMLP                                                   12            -            12            -
  Investment in Electric Restructuring Implementatioin Plan            (9)           -           (10)           -
  Investments in nuclear decommissioning trust funds                  (38)         (37)          (51)         (49)
  Cost to retire property, net                                        (65)         (26)          (68)         (37)
  Other                                                                 3           (4)            4           (4)
                                                                     ----         ----          ----         ----
          Net cash used in investing activities                      (235)        (277)         (351)        (411)
                                                                     ----         ----          ----         ----
Cash Flows from Financing Activities
  Proceeds from senior notes                                          914            -           914            -
  Retirement of bonds and other long-term debt                       (759)         (51)         (759)         (51)
  Payment of common stock dividends                                  (173)        (113)         (278)        (199)
  Increase (decrease) in notes payable, net                           (75)          56           (87)          49
  Contribution from stockholder                                       (50)           -          (100)           -
  Payment of capital lease obligations                                (26)         (34)          (36)         (42)
  Payment of preferred stock dividends                                (14)         (23)          (19)         (29)
  Preferred securities distributions                                  (13)          (7)          (18)          (9)
  Retirement of preferred stock                                         -         (120)            -         (120)
  Proceeds from Trust Preferred Securities                              -          116             -          116
  Proceeds from bank loans                                              -            -             -           23
                                                                     ----         ----          ----         ----
          Net cash provided by (used in) financing activities        (196)        (176)         (383)        (262)
                                                                     ----         ----          ----         ----
Net Increase (Decrease) in Cash and Temporary Cash Investments         21            5            19           (4)

Cash and Temporary Cash Investments, Beginning of Period                7            4             9           13
                                                                     ----          ----         ----         ----
Cash and Temporary Cash Investments, End of Period                  $ 28         $   9         $  28        $   9
                                                                     ====          ====         ====         ====




                                                                     Nine Months Ended        Twelve Months Ended
September 30                                                         1998         1997          1998         1997
                                                                     ----         ----          ----         ----
                                                                                                      In Millions
Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
  Interest paid (net of amounts capitalized)                     $    128      $   129        $  165        $ 164
  Income taxes paid (net of refunds)                                  113          122           108          135
Non-cash transactions
  Nuclear fuel placed under capital lease                         $    21      $     4        $   21        $  24
  Other assets placed under capital leases                             11            5            12            6
                                                                     ====         ====          ====         ====

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.
The accompanying condensed notes are an integral part of these statements.



                                                Consumers Energy Company
                                               Consolidated Balance Sheets
ASSETS                                                               September 30                    September 30
                                                                             1998     December 31            1997
                                                                       (Unaudited)           1997      (Unaudited)
                                                                                                      In Millions
Plant (At original cost)
  Electric                                                                 $6,641          $6,491          $6,447
  Gas                                                                       2,328           2,322           2,292
  Other                                                                        26              24              25
                                                                           ------          ------          ------
                                                                            8,995           8,837           8,764
  Less accumulated depreciation, depletion and amortization                 4,748           4,603           4,540
                                                                           ------          ------          ------
                                                                            4,247           4,234           4,224
  Construction work-in-progress                                               165             145             146
                                                                           ------          ------          ------
                                                                            4,412           4,379           4,370
                                                                           ------          ------          ------
Investments
  Stock of affiliates                                                         227             278             258
  First Midland Limited Partnership (Note 2)                                  237             242             239
  Midland Cogeneration Venture Limited Partnership (Note 2)                   199             171             163
  Other                                                                         -               7               7
                                                                           ------          ------          ------
                                                                              663             698             667
                                                                           ------          ------          ------
Current Assets
  Cash and temporary cash investments at cost, which approximates market       28               7               9
  Accounts receivable and accrued revenue, less allowances
    of $5, $6 and $6, respectively (Note 3)                                     -              82              47
  Accounts receivable - related parties                                        77              62              87
  Inventories at average cost
    Gas in underground storage                                                276             197             253
    Materials and supplies                                                     65              63              69
    Generating plant fuel stock                                                29              35              26
  Postretirement benefits                                                      25              25              25
  Deferred income taxes                                                         -              22               9
  Prepayments and other                                                       124             161              51
                                                                           ------          ------          ------
                                                                              624             654             576
                                                                           ------          ------          ------
Non-current Assets
  Nuclear decommissioning trust funds                                         510             486             478
  Postretirement benefits                                                     380             404             411
  Abandoned Midland Project                                                    77              93              98
  Other                                                                       250             235             238
                                                                           ------          ------          ------
                                                                            1,217           1,218           1,225
                                                                           ------          ------          ------
Total Assets                                                               $6,916          $6,949          $6,838
                                                                           ======          ======          ======



STOCKHOLDERS' INVESTMENT AND LIABILITIES                             September 30                    September 30
                                                                             1998     December 31            1997
                                                                       (Unaudited)           1997      (Unaudited)
                                                                                                      In Millions
Capitalization
  Common stockholder's equity
    Common stock                                                           $  841          $  841          $  841
    Paid-in capital                                                           402             452             502
    Revaluation capital                                                        57              58              45
    Retained earnings since December 31, 1992                                 429             363             396
                                                                           ------          ------          ------
                                                                            1,729           1,714           1,784
  Preferred stock                                                             238             238             238
  Company-obligated mandatorily redeemable preferred securities of:
    Consumers Power Company Financing I (a)                                   100             100             100
    Consumers Energy Company Financing II (a)                                 120             120             120
  Long-term debt                                                            1,977           1,369           1,462
  Non-current portion of capital leases                                        77              74              82
                                                                           ------          ------          ------
                                                                            4,241           3,615           3,786
                                                                           ------          ------          ------
Current Liabilities
  Current portion of long-term debt and capital leases                        146             579             483
  Notes payable                                                               302             377             389
  Accounts payable                                                            160             171             140
  Accrued taxes                                                               109             244              97
  Accounts payable - related parties                                           72              79              75
  Power purchases (Note 2)                                                     47              47              47
  Accrued interest                                                             26              32              25
  Accrued refunds                                                              12              12               7
  Deferred income taxes                                                         4               -               -
  Other                                                                       143             136             139
                                                                           ------          ------          ------
                                                                            1,021           1,677           1,402
                                                                           ------          ------          ------
Non-current Liabilities
  Deferred income taxes                                                       661             688             630
  Postretirement benefits                                                     467             489             495
  Power purchases (Note 2)                                                    134             133             144
  Deferred investment tax credit                                              142             149             152
  Regulatory liabilities for income taxes, net                                 83              54              86
  Other                                                                       167             144             143
                                                                           ------          ------          ------
                                                                            1,654           1,657           1,650
                                                                           ------          ------          ------
Commitments and Contingencies (Note 2)

Total Stockholders' Investment and Liabilities                             $6,916          $6,949          $6,838
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


                                                Consumers Energy Company
                                 Consolidated Statements of Common Stockholder's Equity
                                                       (Unaudited)
                                                 Three Months Ended      Nine Months Ended    Twelve Months Ended
September 30                                      1998         1997      1998         1997      1998         1997
                                                                                                      In Millions
Common Stock
  At beginning and end of period               $   841      $   841   $   841      $   841   $   841      $   841
                                               -------      -------   -------      -------   -------      -------
Other Paid-in Capital
  At beginning of period                           452          504       452          504       502          504
  Return of stockholder's contribution             (50)           -       (50)           -      (100)           -
  Preferred stock reacquired                         -          (2)         -           (2)        -           (2)
                                               -------      -------   -------      -------   -------      -------
    At end of period                               402          502       402          502       402          502
                                               -------      -------   -------      -------   -------      -------
Revaluation Capital
  At beginning of period                            59           41        58           37        45           30
  Change in unrealized investment -
    gain (loss) (a)                                 (2)           4        (1)           8        12           15
                                               -------      -------   -------      -------   -------      -------
    At end of period                                57           45        57           45        57           45
                                               -------      -------   -------      -------   -------      -------
Retained Earnings
  At beginning of period                           396          368       363          297       396          326
  Net income (a)                                    86           80       266          239       348          305
  Common stock dividends declared                  (44)         (43)     (173)        (113)     (278)        (199)
  Preferred stock dividends declared                (5)          (6)      (14)         (20)      (19)         (27)
  Preferred securities distributions                (4)          (3)      (13)          (7)      (18)          (9)
                                               -------      -------   -------      -------   -------      -------
    At end of period                               429          396       429          396       429          396
                                               -------      -------   -------      -------   -------      -------
Total Common Stockholder's Equity               $1,729       $1,784    $1,729       $1,784    $1,729       $1,784
                                               =======      =======   =======      =======   =======      =======

(a)  Disclosure of Comprehensive Income:
     Revaluation capital
       Unrealized investment - gain (loss),
         net of tax of  $(1), $2, $-, $4,
         $7 and $8, respectively                $   (2)      $    4    $   (1)      $    8    $   12       $   15
     Net income                                     86           80       266          239       348          305
                                               -------      -------   -------      -------   -------      -------
     Total Comprehensive Income                 $   84       $   84    $  265       $  247    $  360       $  320
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


2:   Uncertainties

ELECTRIC CONTINGENCIES

Electric Environmental Matters: The Clean Air Act limits emissions of sulfur dioxide and nitrogen oxides and requires emissions monitoring. Consumers' coal-fueled electric generating units burn low-sulfur coal and are currently operating at or near the sulfur dioxide emission limits that will be effective in the year 2000. During the past few years, in order to comply with the Act, Consumers incurred capital expenditures totaling $46 million to install equipment at certain generating units. Consumers estimates capital expenditures for ongoing and proposed modifications at other coal-fueled units to be an additional $26 million by the year 2000. Management believes that these expenditures will not materially affect Consumers' annual operating costs.

Consumers currently operates within all Clean Air Act requirements and meets current emission limits. The Act requires the EPA to review, periodically, the effectiveness of the national air quality standards in preventing adverse health affects. In 1997 the EPA revised these standards. Monitoring for the new standards is reasonably likely to result in further limitations on small particulate and ozone related emissions.

Following completion of the Ozone Transport Assessment Group process and requests by several Northeastern states, in September 1998, the EPA Administrator signed final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. Fossil-fueled emitters, such as Consumers' generating units, can anticipate reduction in nitrogen oxide emissions by 2003 to only 32 percent of levels allowed for the year 2000. The State of Michigan has one year to submit an implementation plan. It is unlikely that the State of Michigan will establish Consumers' nitrogen oxide emissions reduction target until mid-to-late 1999. Until this target is established, the estimated cost of compliance is subject to significant revision.

The preliminary estimate of capital costs to reduce nitrogen oxide-related emissions for Consumers' fossil-fueled generating units is approximately $290 million, plus an additional amount totaling $10 million per year for operation and maintenance costs. Consumers may need an equivalent amount of capital expenditures and operation and maintenance costs to comply with the new small particulate standards. The State of Michigan has objected to the extent of the required EPA emission reductions. If a court were to order the EPA to adopt the State of Michigan's position, costs could be less than the current estimated amounts.

Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Nevertheless, it believes that these costs are properly recoverable in rates under current ratemaking policies.

Consumers is a so-called potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several; along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $3 million and $9 million. At September 30, 1998, Consumers has accrued $3 million for its estimated Superfund liability.

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

In December 1997, the Michigan Supreme Court remanded for further proceedings a 1994 Michigan trial court decision that refused to allow the claims of over 200 named plaintiffs to be joined in a single action. The trial court dismissed all of the plaintiffs except the first-named plaintiff, allowing the others to re-file separate actions. Of the original plaintiffs, only 49 re-filed separate cases. All of those 49 cases have been resolved. The Michigan Supreme Court remanded the matter, finding that the proper remedy for misjoinder was not dismissal, but to automatically allow each case to go forward separately. Consumers filed a motion for reconsideration with the Michigan Supreme Court, which was denied. As a result, 21 individual plaintiffs elected to exercise their right to proceed with separate actions. Consumers has now resolved all 21 of those cases. As of November 3, 1998, Consumers had 3 individual stray voltage lawsuits awaiting trial court action, down from 12 cases as reported at year end 1997.

Anti-Trust: In October 1997, two independent power producers sued Consumers and CMS Energy in a federal court. The suit alleges antitrust violations relating to contracts which Consumers entered into with some of its customers and claims relating to power facilities. The plaintiffs claim damages of $100 million (which a court can treble in antitrust cases as provided by law). In September 1998, the court issued an opinion and order granting CMS Energy's motion to dismiss. The court has not yet ruled on Consumers' motion to dismiss. Consumers believes the lawsuit is without merit and will vigorously defend against it, but cannot predict the outcome of this matter.

ELECTRIC RATE MATTERS

Electric Proceedings: In 1996, the MPSC issued a final order that authorized Consumers to recover costs associated with the purchase of the additional 325 MW of MCV Facility capacity (see "Power Purchases from the MCV Partnership" in this Note) and recover its nuclear plant investment by increasing prospective annual nuclear plant depreciation expense by $18 million, with a corresponding decrease in fossil-fueled generating plant depreciation expense. It also established an experimental direct-access program. Customers having a maximum demand of at least 2 MW are eligible to purchase generation services directly from any eligible third-party power supplier and Consumers would transmit the power for a fee. The direct-access program is limited to 134 MW of load. In accordance with the MPSC order, Consumers held a lottery in April 1997 to select the customers to participate in the direct-access program. Subsequently, direct access for a portion of this 134 MW began in late 1997. Consumers expects the remaining amount of direct access to begin later in 1998.

In January 1998, the Court of Appeals affirmed an MPSC conclusion that the MPSC has statutory authority to authorize an experimental electric retail wheeling program. By its terms, no retail wheeling has yet occurred pursuant to that program. In October 1998, the Michigan Supreme Court
issued an order granting Consumers' application for leave to appeal.   A
decision by the Michigan Supreme Court in this matter is expected in mid-
1999.

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

As a result of an informal process involving consultations with MPSC staff and other interested parties, as directed in the MPSC's February 1998 order, Consumers submitted to the MPSC in June 1998 its plan for implementing direct access. The primary issues addressed in the plan are:
1) the implementation schedule; 2) the direct-access service options available to customers and suppliers; 3) the process and requirements for customers and others to obtain direct-access service; and 4) the roles and responsibilities for Consumers, customers and suppliers. Under the schedule in the plan, Consumers will, over the 1998-2001 period, phase in 750 MW of retail customer load to direct-access customers. At one time, 300 MW of direct-access load was to be opened for bidding in 1998, and an additional 150 MW each year from 1999 to 2001. This plan is consistent with the previous orders regarding the phase-in process. Due to the time required for the MPSC to review the plan, Consumers does not believe direct access will commence prior to the first quarter of 1999. For further information regarding the effects of the restructuring on accounting methods, see Electric Business Outlook - Electric Application of SFAS 71 in the MD&A. Consumers cannot predict the outcome or timing of electric restructuring on Consumers' financial position, liquidity, or results of operations.

On October 2, 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to 1,240 MW of contract capacity and associated energy under its PPA with the MCV Partnership. Consumers' rights to the 1,240 MW of contract capacity and associated energy are being offered in one 1,240 MW block or in two 620 MW pieces, for the period from the effective date in 1999 through either September 2007 or March 2025.

Consumers has reserved the right at any time, in its sole discretion, to terminate the bidding process or to reject any or all bids. Consumers will not consummate a transaction unless important customer benefits flow from that transaction. Any such transaction would be subject to the approval of Consumers' Board of Directors and obtaining satisfactory rate making and accounting treatment from the MPSC and the FERC with respect to the definitive agreements, including any necessary approval by FERC of the transfer of the 1,240 MW of contract capacity and associated energy.

In an order issued October 12, 1998, the MPSC delayed its consideration of the auction process until the definitive agreements with the winning bidder(s) are presented for review, but stated that Consumers' approach offers a legitimate way to utilize independent market forces to determine the above-market or stranded portion of Consumers' obligations under the PPA with the MCV Partnership. Consumers anticipates that such definitive agreements, if any, will be negotiated by early February 1999 and appropriate filings will be made with MPSC for consideration during the first quarter of 1999.


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

Summarized Statements of Income for CMS Midland and CMS Holdings-

                                                         In Millions
           Three Months Ended  Nine Months Ended Twelve Months Ended
September 30       1998  1997     1998      1997     1998       1997
                   ----  ----     ----      ----     ----       ----
Pretax operating
 income             $13   $18      $36       $36      $46        $45
Income taxes
 and other            4     6       11        11       14         13
                   ----  ----     ----      ----     ----       ----
Net income          $ 9   $12      $25       $25      $32        $32
                   ====  ====     ====      ====     ====       ====

Power Purchases from the MCV Partnership- After September 2007, pursuant to the terms of the PPA and related undertakings, Consumers will only be required to pay the MCV Partnership the capacity charge and energy charge amounts authorized for recovery from electric customers by the MPSC. Currently, Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA provides that Consumers is to pay the MCV Partnership a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed. The MPSC has, since January 1, 1993, permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Beginning January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of MCV Facility contract capacity. The order approving such recovery indicated that the recoverable capacity charge for the 325 MW would gradually increase from an initial average charge of 2.86 cents per kWh to an average charge of 3.62 cents per kWh by 2004, which latter amount would be collected thereafter. Because the MPSC suspended the PSCR process as part of the electric industry restructuring order (see "Electric Restructuring" in this Note), Consumers expects to recover the future increases approved for the 325 MW capacity through an adjustment to the frozen PSCR level; this adjustment is currently under consideration by the MPSC.

Consumers recognized a loss in 1992 for the present value of the estimated future underrecoveries of power costs under the PPA. At September 30, 1998 and December 31,1997, the after-tax present value of the PPA liability totaled $118 million and $117 million, respectively. The increase in the liability since December 31, 1997 reflects an additional $37 million accrual ($24 million after-tax) for higher than anticipated MCV Facility availability levels experienced in prior periods and an after-tax accretion expense of $8 million, partially offset by after-tax cash underrecoveries of $31 million. The undiscounted after-tax amount associated with the liability totaled $170 million at September 30, 1998. The after-tax cash underrecoveries are currently based on the assumption that the MCV Facility will be available to generate electricity 91.5 percent of the time over its expected life. For the first nine months of 1998 the MCV Facility was available 99.3 percent of the time, resulting in $14 million over anticipated after-tax cash underrecoveries. Consumers believes it will continue to experience after-tax cash underrecoveries associated with the PPA in amounts comparable to those shown below.

                                                     In Millions
                            1998     1999     2000   2001   2002

Estimated cash
 underrecoveries,
 net of tax                  $37      $22      $21    $20    $19

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

PSCR Matters Related to Power Purchases from the MCV Partnership- As part of a 1995 decision in the 1993 PSCR reconciliation case, the MPSC disallowed a portion of the costs related to purchases from the MCV Partnership and instead assumed recovery of those costs from wholesale customers. Consumers believed this was contrary to the terms of an earlier 1993 settlement order and appealed. The MCV Partnership and ABATE also filed separate appeals of this order. In November 1996, the Court of Appeals affirmed the MPSC's 1995 decision. The MCV Partnership filed an application for leave to appeal with the Michigan Supreme Court which was denied in January 1998. This matter is now closed.

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

Big Rock is being decommissioned. It was closed permanently on August 29, 1997 because management determined that it would be uneconomical to operate in an increasingly competitive environment. Consumers had originally scheduled the plant to close May 31, 2000, at the end of the plant's operating license. Plant decommissioning began in September 1997 and may take five to ten years to return the site to its original condition.

In January 1997, the NRC issued its Systematic Assessment of Licensee Performance report for Palisades. The report rated all areas as good,
unchanged from the previous assessment.   The NRC suspended the Systematic
Assessment of Licensee Performance process for all licensees.   Palisades
was  to have been reevaluated in September 1998.

Palisades' temporary on-site storage pool for spent nuclear fuel is at capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage.

As of September 30, 1998 Consumers had loaded 13 dry storage casks with spent nuclear fuel at Palisades. Consumers plans to load five additional casks at Palisades in 1999 pending approval by the NRC. In June 1997, the NRC approved Consumers' process for unloading spent fuel from a cask at Palisades previously discovered to have minor weld flaws. Consumers intends to transfer the spent fuel to a new transportable cask when one is available.

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

Capital Expenditures: Consumers estimates electric capital expenditures, including new lease commitments, of $341 million for 1998, $380 million for 1999, and $385 million for 2000. For further information, see the Capital Expenditures Outlook section in the MD&A.

GAS CONTINGENCIES

Gas Environmental Matters: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites, including some 23 sites that formerly housed manufactured gas plant facilities, even those in which it has a partial or no current ownership interest. In 1998 Consumers plans to study indoor air issues at residences on some sites and ground water impacts or surface soil impacts at other sites. On sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Data available to Consumers and its continued internal review have resulted in an estimate for all costs related to investigation and remedial action for all 23 sites of between $48 million and $98 million, of which Consumers accrued a liability for $48 million. These estimates are based on undiscounted 1998 costs. As of September 30,1998, Consumers has a remaining accrued liability of $46 million and a regulatory asset for approximately the same amount. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. According to an MPSC rate order issued in 1996, Consumers will defer and amortize, over a period of ten years, environmental clean-up costs above the amount currently being recovered in rates. Rate recognition of amortization expense will not begin until after a prudence review in a general rate case. The order authorizes current recovery of $1 million annually. Consumers has initiated a lawsuit against certain insurance companies regarding coverage for some or all of the costs that it may incur for these sites.

GAS RATE MATTERS

Gas Restructuring: In December 1997, the MPSC approved Consumers' application to implement a statewide experimental gas transportation pilot program. Consumers' expanded experimental program will extend over a three-year period, eventually allowing 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier. The program is voluntary for natural gas customers. Participating customers are being selected on a first-come, first-served basis, up to a limit of 100,000 customers beginning April 1, 1998. As of October 23, 1998, more than 80,000 customers chose alternative gas suppliers, representing approximately 24 bcf of gas load. Of these alternative gas suppliers, one was a CMS Energy affiliate. Up to 100,000 more customers may be added beginning April 1 of each of the next two years. Customers choosing to remain as sales customers of Consumers will not see a rate change in their natural gas rates. The order allowing the implementation of this program:
1) suspends Consumers' gas cost recovery clause, effective April 1, 1998 for a three-year period, establishing a gas commodity cost at a fixed rate of $2.84 per mcf; 2) establishes an earnings sharing mechanism that will provide for refunds to customers if Consumers' earnings during the three-year term of the program exceed certain pre-determined levels; and 3) establishes a gas transportation code of conduct that addresses concerns about the relationship between Consumers and marketers, including its affiliated marketers. This experimental program will allow competing gas suppliers, including marketers and brokers, to market natural gas to a large number of retail customers in direct competition with Consumers. In January 1998, the Attorney General, ABATE and other parties filed claims of appeal regarding the program with the Court of Appeals. At September 30, 1998, Consumers had an exposure to gas price increases if the cost was to exceed $2.84 per mcf for the following volumes: 5 percent of its 1998 requirements; 40 percent of its 1999 requirements; and 65 percent of its 2000 requirements. Additional forward coverage is currently under review. The forward contracts currently in place were consummated at prices less than $2.84 per mcf. The contracts are being used to manage Consumers' exposure to gas commodity cost increases in a three-year experimental gas program. For further information regarding the effects of the restructuring on accounting methods, see Gas Business Outlook - Application of SFAS 71 in the MD&A.


OTHER GAS UNCERTAINTIES

Capital Expenditures: Consumers estimates gas capital expenditures, including new lease commitments, of $117 million for 1998, $125 million for 1999, and $125 million for 2000. For further information, see the Capital Expenditures Outlook section in the MD&A.

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


3:   Short-Term Financings and Capitalization

Authorization: At November 1, 1998, Consumers had remaining FERC authorization to: 1) issue or guarantee through June 2000, up to $900 million of short-term securities outstanding at any one time; 2) guarantee, through 1999, up to $25 million in loans made by others to residents of Michigan for making energy-related home improvements; and 3) issue through June 2000, up to $900 million long-term securities with maturities up to 30 years for refinancing purposes.

Short-Term Financings: Consumers has an unsecured $425 million credit facility and unsecured lines of credit aggregating $130 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 1998, a total of $302 million was outstanding at a weighted average interest rate of 6.3 percent, compared with $389 million outstanding at September 30, 1997, at a weighted average interest rate of
6.2 percent. In January 1998, Consumers entered into interest rate swaps totaling $300 million. These swap arrangements have had an immaterial effect on interest expense.

Consumers also has in place a $500 million trade receivables sale program. At September 30, 1998 and 1997, receivables sold under the program totaled $307 million and $250 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Capital Stock: The primary asset of Consumers Power Company Financing I is $103 million principal amount of 8.36 percent subordinated deferrable interest notes due 2015 from Consumers. The primary asset of Consumers Energy Company Financing II is $124 million principal amount of 8.20 percent subordinated deferrable interest notes due 2027 from Consumers.

Long-Term Financings: The following table describes the new issuances of long-term financings which have occurred during 1998 through early November 1998.


                                                          In Millions
                     Month                      Interest    Principal
                     Issued      Maturity       Rate (%)       Amount          Use of Proceeds
----------------     ------      --------       -------     ---------         ---------------------------
Senior Notes (a)     February    2008           6.375         $   250         Pay down First Mortgage Bonds
                                                                               and general corporate purposes
Senior Notes (a)     March       2018           6.875             225         Pay down First Mortgage Bonds
                                                                               and other long-term debt
Senior Notes (a)     May         2008           6.2 (b)           250         Pay down First Mortgage Bonds,
                                                                               long-term bank debt and
                                                                               general corporate purposes
Long-Term
 Bank Debt           May         2001-2003      6.05 (d)          225         Pay down long-term bank debt
                                                                               and general corporate purposes
 Senior Notes (a)    June        2018           6.5 (c)           200         Pay down First Mortgage Bonds and
                                                                               general corporate purposes
Senior Notes (e)     October     2028           6.5               150         Pay down long-term bank debt
                                                                              and general corporate purposes
                                                              -------
Total                                                          $1,300


(a) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount.
(b) The interest rate may be reset in 2003.
(c) The interest rate will be reset in June 2005.
(d) The interest rate is variable; weighted average interest rate upon original issuance was 6.05 percent.
(e) The Senior Notes are secured by Consumers First Mortgage Bonds issued contemporaneously in a similar amount and are insured for full debt service.


In October 1998, Consumers unwound an interest rate guarantee of $145 million associated with the issuance of $150 million senior notes. The effective rate of the debt is 7 percent taking into consideration the issuance costs, interest rate guarantee and insurance costs.

The following table describes the retirements of long-term financings which have occurred during 1998 through early November 1998.

                                                          In Millions
                        Month                   Interest    Principal
                        Retired     Maturity    Rate (%)       Amount
                        -------     -------     -------    ----------
First Mortgage Bonds    February    1998        8.75             $248
Long-Term Bank Debt     February    1998        6.4 (a)            50
First Mortgage Bonds    March       2001-2002   7.5               119
First Mortgage Bonds    April       2023        7.375              36
First Mortgage Bonds    May         1998        6.875              43
Long-Term Bank Debt     May         1998-1999   6.3 (b)           350
First Mortgage Bonds    July        1999        8.875             136
First Mortgage Bonds    October     1998        6.625              45
Long-Term Bank Debt     November    2001-2003   6.05               50
                                                                -----
Total                                                          $1,077
                                                                =====

(a) The interest rate was variable; weighted average interest rate at December 31, 1997 was 6.4 percent.
(b) The interest rate was variable; weighted average interest rate at March 31, 1998 was 6.3 percent.

Consumers had unsecured, variable rate long-term bank debt with an outstanding balance at September 30, 1998 and 1997 of $225 million and $400 million, respectively. At September 30, 1998 and 1997 the debt carried weighted average interest rates of 6.1 percent and 6.3 percent, respectively. In February 1998, Consumers retired $50 million of its $400 million unsecured long-term bank debt. In May 1998, Consumers refinanced the remaining $350 million unsecured long-term bank debt, in part with $225 million unsecured long-term bank debt. To cover the remaining $125 million of bank debt refinancing, in May 1998 Consumers issued $250 million of senior notes due 2008, at an interest rate of 6.2 percent. The $125 million balance of senior notes due 2008 was used for repurchasing $36 million of 7.375 percent First Mortgage Bonds and for general corporate purposes.

Under the provisions of its Articles of Incorporation at September 30, 1998, Consumers had $295 million of unrestricted retained earnings available to pay common dividends. In October 1998, Consumers declared a $68 million common dividend to be paid in November 1998.

ARTHUR ANDERSEN LLP




Report of Independent Public Accountants



To Consumers Energy Company:

We have reviewed the accompanying consolidated balance sheets of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of September 30, 1998 and 1997, the related consolidated statements of income and common stockholder's equity for the three-month, nine-month, and twelve-month periods then ended, and the related consolidated statements of cash flows for the nine-month and twelve-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan,
      November 10, 1998.

Quantitative and Qualitative
 Disclosures about Market Risk

CMS Energy

Quantitative and Qualitative Disclosures About Market Risk is contained in
PART I: CMS Energy Corporation Management's Discussion and Analysis which is incorporated by reference herein.



                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Form 10-K for the year ended December 31, 1997, and in their Form 10-Q for the quarters ended March 31, and June 30, 1998. Reference is made to the Notes to the Consolidated Financial Statements included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating and environmental matters.

Consumers Stray Voltage Litigation

For a discussion of Consumers' stray voltage litigation see Note 2, subsection "Stray Voltage" of the Condensed Notes to the Consolidated Financial Statements in Part I of this Report, incorporated by reference herein.

CMS Energy and Consumers Antitrust Litigation

For a discussion of CMS Energy's and Consumers' antitrust litigation see
Note 2, subsection "Anti-Trust" of the Condensed Notes to the Consolidated Financial Statements in Part I of this Report, incorporated by reference herein.

CMS Energy Independent Power Production Project Litigation

In August 1995, William R. Williams and two of his corporations, Altresco Philippines, Inc. and WRW Corporation (formerly Altresco International, Inc.), filed a lawsuit against CMS Generation in connection with a project to be developed in the Philippines by Luzon Power Associates, Inc. in which CMS Generation owned a 50 percent interest. The plaintiffs' claims primarily relate to a confidentiality agreement between the parties and CMS Generation's alleged violation of a restrictive covenant in the confidentiality agreement. The plaintiffs claimed direct damages of approximately $85 million and indirect damages in a like amount from loss of future business, plus punitive damages, interest, and attorney's fees. Arbitration was completed in June 1998 and a decision by the International Chamber of Commerce ("ICC"), International Court of Arbitration was rendered in September 1998. The ICC ruled that the plaintiffs are entitled to a sum of $3 million in direct damages together with interest thereon at 7 percent per annum, plus a total of $3.7 million in attorneys fees and costs. Related litigation in Denver Federal District Court remains pending, with a trial scheduled for April 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits

(4)(a)  -  Consumers:      Third Supplemental Indenture dated as of
                           October 29, 1998, between Consumers and The
                           Chase Manhattan Bank, as Trustee
(4)(b)  -  Consumers:      Seventy-fourth Supplemental Indenture dated as
                           of October 29, 1998, between Consumers and The
                           Chase Manhattan Bank, as Trustee
(12)    -  CMS Energy:     Statements regarding computation of Ratio of
                           Earnings to Fixed Charges
(15)(a) -  Consumers:      Letter of Independent Public Accountant
(15)(b) -  CMS Energy:     Letter of Independent Public Accountant
(27)(a) -  CMS Energy:     Financial Data Schedule
(27)(b) -  Consumers:      Financial Data Schedule
(99)    -  CMS Energy:     Consumers Gas Group Financials

(b)  Reports on Form 8-K

A Current Report on Form 8-K dated October 2, 1998 was filed by each of CMS Energy and Consumers, and Current Reports on Form 8-K dated June 23, July 30, October 2, and November 3, 1998 were filed by CMS Energy, all covering matters pursuant to "Item 5. Other Events."

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                                   CMS ENERGY CORPORATION
                                                       (Registrant)


Dated: November 12, 1998                          By_____________________

                                                     Alan M. Wright
                                                 Senior Vice President and
                                                  Chief Financial Officer



                                                  CONSUMERS ENERGY COMPANY
                                                      (Registrant)


Dated: November 12, 1998                          By_____________________

                                                      Alan M. Wright
                                                 Senior Vice President and
                                                  Chief Financial Officer

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549



                           CMS ENERGY CORPORATION

                                     AND

                          CONSUMERS ENERGY COMPANY



                                  FORM 10-Q

                                  EXHIBITS



                    FOR QUARTER ENDED SEPTEMBER 30, 1998


                                EXHIBIT INDEX

Exhibit
Numbers                          Description

(4)(a) Consumers: Third Supplemental Indenture dated as of October 29, 1998, between Consumers and The Chase Manhattan Bank, as Trustee
(4)(b) Consumers: Seventy-fourth Supplemental Indenture dated as of October 29, 1998, between Consumers and The Chase Manhattan Bank, as Trustee
(12)          CMS Energy:      Statements regarding computation of Ratio
                               of Earnings to Fixed Charges
(15)(a)       Consumers:       Letter of Independent Public Accountant
(15)(b)       CMS Energy:      Letter of Independent Public Accountant
(27)(a)       CMS Energy:      Financial Data Schedule
(27)(b)       Consumers:       Financial Data Schedule
(99)          CMS Energy:      Consumers Gas Group Financials