Form 10-K/A
period 2001-12-31
CONSUMERS ENERGY CO
filed 2003-02-21
CIK 201533

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

================================================================================

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________


       Commission     Registrant; State of Incorporation;       IRS Employer
       File Number       Address; and Telephone Number       Identification No.
       -----------       -----------------------------       ------------------



         1-5611            CONSUMERS ENERGY COMPANY              38-0442310
                           (A Michigan Corporation)
             212 West Michigan Avenue, Jackson, Michigan 49201
                               (517)788-0550



SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                                    Name of Each Exchange
         Registrant                                    Title of Class                                on Which Registered
         ----------                                    --------------                                -------------------
CONSUMERS ENERGY COMPANY        Preferred Stocks, $100 par value: $4.16 Series, $4.50 Series       New York Stock Exchange

CONSUMERS POWER
 COMPANY FINANCING I                     8.36% Trust Originated Preferred Securities               New York Stock Exchange

CONSUMERS ENERGY
 COMPANY FINANCING II                    8.20% Trust Originated Preferred Securities               New York Stock Exchange

CONSUMERS ENERGY
 COMPANY FINANCING III                   9.25% Trust Originated Preferred Securities               New York Stock Exchange

CONSUMERS ENERGY
  COMPANY FINANCING IV                   9.00% Trust Originated Preferred Securities               New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference: CMS Energy's proxy statement and Consumers information statement relating to the 2002 annual meeting of shareholders to be held May 24, 2002, are incorporated by reference in Part III, except for the organization and compensation committee report, performance graph and audit committee report contained therein.


================================================================================

                            Consumers Energy Company


           ANNUAL REPORT ON FORM 10-K\A TO THE SECURITIES AND EXCHANGE
                 COMMISSION FOR THE YEAR ENDED DECEMBER 31, 2001


                                EXPLANATORY NOTE

This Form 10-K/A amends Consumers' annual report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the SEC on March 29, 2002. As discussed below, Consumers' consolidated financial statements for the years 2001 and 2000 have been restated pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for 2001 and 2000 of CMS Energy, Consumers' parent company, which included audit work at Consumers.

In April 2002, Consumers' Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the Consumers' financial statements for the year ending December 31, 2002. Consumers had previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Consumers for the applicable years, the re-audit did include audit work at Consumers for these years.

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. For detailed information about the restatement of Consumers' financial statements reflecting these audit adjustments, see Note 12, Restatement, in the notes to the consolidated financial statements.

Each item of the 2001 Form 10-K that is affected by the restatement has been amended and restated. Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2001 Form 10-K except as required to reflect the effects of the restatement. However, material subsequent events have been reported in a separate section of the MD&A, entitled "Subsequent Events", and in Note 13, Subsequent Events, in the notes to the consolidated financial statements.

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
Glossary .....................................................................    4

PART I

Item  1.   Business ..........................................................    8
Item  2.   Properties ........................................................   21
Item  3.   Legal Proceedings .................................................   21
Item  4.   Submission of Matters to a Vote of Security Holders ...............   21

PART II

Item  5.   Market for CMS Energy's, Consumers' and Panhandle's Common Equity
                and Related Stockholder Matters ..............................   22
Item  6.   Selected Financial Data ...........................................   22
Item  7.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations ........................................   22
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk ........   22
Item  8.   Financial Statements and Supplementary Data .......................   23
Item  9.   Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure .........................................  116

PART III

Item 10.   Directors and Executive Officers of CMS Energy and Consumers ......  117
Item 11.   Executive Compensation ............................................  117
Item 12.   Security Ownership of Certain Beneficial Owners and Management ....  117
Item 13.   Certain Relationships and Related Transactions ....................  117
Item 14.   Controls and Procedures ...........................................  117

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...  118

                                    GLOSSARY

     Certain terms used in the text and financial statements are defined below.


ABATE.....................................   Association of Businesses Advocating Tariff Equity
Accumulated Benefit Obligation............   The liabilities of a pension plan based on service and pay to date. This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases
AEP.......................................   American Electric Power Co.
ALJ.......................................   Administrative Law Judge
Alliance..................................   Alliance Regional Transmission Organization
AMT.......................................   Alternative minimum tax
APB.......................................   Accounting Principles Board
APB Opinion No. 25........................   APB Opinion No. 25, "Accounting for Stock Issued to Employees"
APB Opinion No. 30........................   APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of
                                             Disposal of a Segment of a Business"
Articles..................................   Articles of Incorporation
Attorney General..........................   Michigan Attorney General

bcf.......................................   Billion cubic feet
Big Rock..................................   Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................   Board of Directors of CMS Energy
Bookouts..................................   Unplanned netting of transactions from multiple contracts
Btu.......................................   British thermal unit

CEO.......................................   Chief Executive Officer
CFO.......................................   Chief Financial Officer
Class G Common Stock......................   One of two classes of common stock of CMS Energy, no par value, which reflects the separate performance of the Consumers Gas Group, redeemed in October 1999
Clean Air Act.............................   Federal Clean Air Act, as amended
CMS Energy................................   CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock...................   Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission......................   CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Holdings..............................   CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland...............................   CMS Midland Inc., a subsidiary of Consumers
CMS MST...................................   CMS Marketing, Services and Trading Company, a subsidiary of Enterprises
CMS Oil and Gas ..........................   CMS Oil and Gas Company, a subsidiary of Enterprises
Common Stock..............................   All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance
                                             Incentive Stock Plan
Consumers.................................   Consumers Energy Company, a subsidiary of CMS Energy
Consumers Campus Holdings.................   Consumers Campus Holdings, L.L.C., a wholly owned subsidiary of Consumers
Consumers Gas Group.......................   The gas distribution, storage and transportation businesses currently conducted by Consumers and Michigan Gas Storage
Consumers Receivables Funding.............   Consumers Receivables Funding, L.L.C., a wholly owned subsidiary of Consumers
Court of Appeals..........................   Michigan Court of Appeals

Customer Choice Act.......................   Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June
                                             2000 that allows all retail customers choice of alternative electric suppliers no later than January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison............................   The Detroit Edison Company, a non-affiliated company
DIG Statement No. C15.....................   Derivatives Implementation Group, Statement 133 Implementation Issue No. C15,
                                             "Scope Exceptions:  Normal Purchases and Normal Sales Exception for Certain
                                             Option-Type Contracts and Forward Contracts in Electricity"
DIG Statement No. C16.....................   Derivatives Implementation Group, Statement 133 Implementation Issue No. C16,
                                             "Scope Exceptions:  Applying the Normal Purchases and Normal Sales Exception to
                                             Contracts That Combine a Forward Contract and a Purchased Option Contract"
DOE.......................................   U.S. Department of Energy
Dow.......................................   The Dow Chemical Company, a non-affiliated company
DSM.......................................   Demand-side management

EITF......................................   Emerging Issues Task Force
Enterprises...............................   CMS Enterprises Company, a subsidiary of CMS Energy
EPA.......................................   U. S. Environmental Protection Agency
EPS.......................................   Earnings per share
ERISA.....................................   Employee Retirement Income Security Act
Ernst & Young.............................   Ernst & Young LLP

FASB......................................   Financial Accounting Standards Board
FERC......................................   Federal Energy Regulatory Commission
FMLP......................................   First Midland Limited Partnership, a partnership which holds a lessor interest in the MCV facility

GCR.......................................   Gas cost recovery

Health Care Plan..........................   The medical, dental, and prescription drug programs offered to eligible employees of Panhandle, Consumers and CMS Energy

IPP.......................................   Independent Power Producer
ISO.......................................   Independent System Operator
ITC.......................................   Investment tax credit

kWh.......................................   Kilowatt-hour

LIBOR.....................................   London Inter-Bank Offered Rate
Ludington.................................   Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf.......................................   Thousand cubic feet
MCV Facility..............................   A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                                             Partnership
MCV Partnership...........................   Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A......................................   Management's Discussion and Analysis

MEPCC.....................................   Michigan Electric Power Coordination Center
METC......................................   Michigan Electric Transmission Company, a subsidiary of Consumers Energy
Michigan Gas Storage......................   Michigan Gas Storage Company, a subsidiary of Consumers
MISO......................................   Midwest Independent System Operator
MPSC......................................   Michigan Public Service Commission
MTH.......................................   Michigan Transco Holdings, Limited Partnership
MW........................................   Megawatts

NEIL......................................   Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC.......................................   Nuclear Management Company, a Wisconsin company, formed in 1999 by Northern
                                             States Power Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric
                                             Power Company, and Wisconsin Public Service Company to operate and manage nuclear generating facilities owned by the four utilities
NOx.......................................   Nitrogen Oxide
NRC.......................................   Nuclear Regulatory Commission
NYMEX.....................................   New York Mercantile Exchange

OATT......................................   Open Access Transmission Tariff
OPEB......................................   Postretirement benefit plans other than pensions for retired employees

Palisades.................................   Palisades nuclear power plant, owned by Consumers
Panhandle.................................   Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan
                                             Gas Storage, Panhandle Storage, and Trunkline LNG.  Panhandle is a wholly owned subsidiary of CMS Gas Transmission
PCB.......................................   Polychlorinated biphenyl
Pension Plan..............................   The trusteed, non-contributory, defined benefit pension plan of  Panhandle,
                                             Consumers and CMS Energy
PFD.......................................   Proposal For Decision
PJM.......................................   Pennsylvania-Jersey-Maryland
PPA.......................................   The Power Purchase Agreement between Consumers and the MCV Partnership with a
                                             35-year term commencing in March 1990
Price Anderson Act........................   Price Anderson Act, enacted in 1957 as an amendment to the Atomic Energy Act of
                                             1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR......................................   Power supply cost recovery
PUHCA.....................................   Public Utility Holding Company Act of 1935
PURPA.....................................   Public Utility Regulatory Policies Act

RTO.......................................   Regional Transmission Organization

SAB.......................................   Staff Accounting Bulletin
SEC.......................................   U.S. Securities and Exchange Commission
Securitization............................   A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility

SERP......................................   Supplemental Executive Retirement Plan
SFAS......................................   Statement of Financial Accounting Standards
SFAS No. 5................................   SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13...............................   SFAS No. 13 "Accounting for Leases"
SFAS No. 71...............................   SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS No. 87...............................   SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106..............................   SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
                                             Pensions"
SFAS No. 115..............................   SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"
SFAS No. 121..............................   SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
                                             Long-Lived Assets to be Disposed Of"
SFAS No. 123..............................   SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133..............................   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as
                                             amended and interpreted"
SFAS No. 141..............................   SFAS No. 141, "Business Combinations"
SFAS No. 142..............................   SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143..............................   SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144..............................   SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
SFAS No. 145..............................   SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
                                             Statement No. 13, and Technical Corrections"
SFAS No. 146..............................   SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
SIPS......................................   State Implementation Plans
SOP.......................................   Statement of Position
Special Committee.........................   A special committee of independent directors, established by CMS Energy's Board of Directors, to investigate matters surrounding round-trip trading
Stranded Costs............................   Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation and regulatory assets.
Superfund.................................   Comprehensive Environmental Response, Compensation and Liability Act

Transition Costs..........................   Stranded Costs, as defined, plus the costs incurred in the transition to competition.
Trunkline.................................   Trunkline Gas Company, a subsidiary of Panhandle Eastern Pipe Line Company
Trust Preferred Securities................   Securities representing an undivided beneficial interest in the assets of statutory business trusts, which
                                             interests have a preference with
                                             respect to certain trust
                                             distributions over the interests of
                                             either CMS Energy or Consumers, as
                                             applicable, as owner of the common
                                             beneficial interests of the trusts

Union.....................................   Utility Workers of America, AFL-CIO

VEBA Trusts...............................   VEBA (voluntary employees' beneficiary association) Trusts are tax-exempt accounts established to specifically set aside employer contributed assets to pay for future expenses of the OPEB plan

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

CMS ENERGY

    CMS Energy, formed in Michigan in 1987, is an integrated energy company operating in the United States and in selected growth markets around the world. CMS Energy has a strong asset base, supplemented with an active marketing, services and trading capability. Its two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas and/or electricity to almost 6 million of the 10 million residents in the 68 Michigan lower peninsula counties. Enterprises, through subsidiaries, is engaged in several energy businesses in the United States and in selected international growth markets.

CONSUMERS

    Consumers, formed in Michigan in 1968, is the successor to a corporation organized in Maine in 1910 that conducted business in Michigan from 1915 to 1968. In 1997, Consumers, formerly named Consumers Power Company, changed its name to Consumers Energy Company to better reflect its integrated electricity and gas businesses.

    Consumers' service areas include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers' consolidated operations account for a majority of CMS Energy's total assets and income, as well as a substantial portion of its operating revenue. At year-end 2001, Consumers' customer base and operating revenues were as follows:


                                                    Customers    Operating     2001 vs. 2000
                                                     Served       Revenue    Operating Revenue
                                                   (millions)   (millions)  % Increase/(Decrease)
                                                   ----------   ----------  ---------------------
Electric Utility Business......................       1.70       $2,633              (1.61)
Gas Utility Business...........................       1.63        1,338              11.87
Other..........................................          -           43(a)          (31.75)
  Total........................................       3.33       $4,014               2.01

----------

(a) Primarily represents earnings attributable to Consumers' interest in the MCV Partnership and MCV Facility.

    Consumers' rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in CONSUMERS REGULATION later in this Item 1.

    CONSUMERS PROPERTIES -- GENERAL: The principal properties of Consumers and its subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others. Substantially all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers' properties see BUSINESS SEGMENTS -- Consumers Electric Utility Operations -- Electric Utility Properties, and -- Consumers Gas Utility Operations -- Gas Utility Properties, below.

    For information on capital expenditures, see ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 10 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BUSINESS SEGMENTS


    For information with respect to the operating revenue, net operating income, identifiable assets and liabilities attributable to Consumers' business segments, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- SELECTED FINANCIAL INFORMATION AND CONSUMERS' CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSUMERS' ELECTRIC UTILITY OPERATIONS

    Based on the number of customers, Consumers' electric utility operations, if independent, would be the thirteenth largest electric utility company in the United States. Consumers' electric utility operations include the generation, purchase, transmission, distribution and sale of electricity. At year-end 2001, it served customers in 61 of the 68 counties of Michigan's lower peninsula. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers' electric utility customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers' electric utility operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

    Consumers' electric utility operations are seasonal. The summer months usually increase demand for electric energy, principally due to the use of air conditioners and other cooling equipment, thereby affecting revenues. In 2001 and 2000, total electric deliveries were 40 billion kWh and 41 billion kWh, respectively. In 2001, electric sales totaled 39 billion kWh and retail open access deliveries totaled 1 billion kWh. In 2000, electric sales totaled 40 billion kWh and retail open access deliveries totaled 1 billion kWh.

    Consumers experienced a 2001 winter peak demand of 5,769 MW and a summer peak demand of 8,289 MW. The summer peak of 8,289 MW was significantly higher than the 2001 projection of 7,741 MW, and 10.8 percent higher than the previous record peak of 7,460 MW reached in 1999. In 2001, based on the actual summer peak, Consumers' power reserve, also called a reserve margin, was 7.4 percent compared to 21 percent in 2000. Based on its summer 2001 forecast, Consumers carried a 15.4 percent reserve margin. Consumers estimates that during the summer of 2002, it will be able to satisfy its peak demand with a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements.

    ELECTRIC UTILITY PROPERTIES: At December 31, 2001, Consumers' electric generating system consists of the following:

                                                                                                          2001 Net
                                                                                    2001 Summer Net      Generation
                                                              Size and Year          Demonstrated        (Thousands
Name and Location (Michigan)                                Entering Service       Capability (kWhs)      of kWhs)
----------------------------                                ----------------       -----------------     ----------
Coal Generation
  J H Campbell 1&2 -- West Olive....................    2 Units, 1962-1967               615,000          3,654,739
  J H Campbell 3 -- West Olive......................    1 Unit, 1980                     765,140(a)       5,612,688
  D E Karn -- Essexville............................    2 Units, 1959-1961               515,000          3,611,668
  B C Cobb -- Muskegon..............................    2 Units, 1956-1957               316,000          2,029,002
  J R Whiting -- Erie...............................    3 Units, 1952-1953               326,000          2,119,458
  J C Weadock -- Essexville.........................    2 Units, 1955-1958               310,000          2,175,729
                                                                                       ---------         ----------
Total coal generation...............................                                   2,847,140         19,203,284
                                                                                       ---------         ----------

Oil/Gas Generation
  B C Cobb -- Muskegon..............................    3 Units, 1999-2000               183,000             58,328
  D E Karn -- Essexville............................    2 Units, 1975-1977             1,276,000            928,427
                                                                                       ---------         ----------
Total oil/gas generation............................                                   1,459,000            986,755
                                                                                       ---------         ----------

Hydroelectric
  Conventional Hydro Generation.....................    13 Plants, 1907-1949              73,540            422,576
  Ludington Pumped Storage..........................    6 Units, 1973                    954,700(b)        (553,135)(c)
                                                                                       ---------         ----------
Total Hydroelectric.................................                                   1,028,240           (130,559)
                                                                                       ---------         ----------

Nuclear Generation
  Palisades -- South Haven..........................    1 Unit, 1971                     760,000          2,325,720(d)
                                                                                       ---------         ----------

Gas/Oil Combustion Turbine
  Generation........................................    8 Plants, 1966-1999              346,800(e)          14,711
                                                                                       ---------         ----------
Total owned generation..............................                                   6,441,180         22,399,911
                                                                                       ---------         ==========

Purchased and Interchange Power
  Capacity..........................................                                   1,644,180(f)
                                                                                       ---------
Total...............................................                                   8,085,360
                                                                                       =========

----------

(a) Represents Consumers' share of the capacity of the J H Campbell 3, net of
    6.69 percent (ownership interests of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.).

(b) Represents Consumers' share of the capacity of Ludington. Consumers and Detroit Edison have 51 percent and 49 percent undivided ownership, respectively, in the plant.

(c) Represents Consumers' share of net pumped storage generation. This facility electrically pumps water during off-peak hours for storage to later generate electricity during peak-demand hours.

(d) On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. The defective components were replaced and the plant returned to service on January 21, 2002.

(e) Includes 1.8 MW of distributed diesel generation.

(f) Includes capacity from long-term power purchase contracts, including 1,240 MW of purchased contract capacity from the MCV Facility.

    In 2001, Consumers purchased, through long-term purchase contracts, options, spot market and other seasonal purchases, 3,160 MW of net capacity from other power producers, which amounted to 38.1 percent of Consumers' total system requirements, the largest of which was the MCV Partnership. A significant amount of these purchases was due to the unavailability of the Palisades nuclear generating plant during the second half of 2001.

    A high voltage transmission system interconnects Consumers' electric generating plants at many locations with transmission facilities of unaffiliated systems including those of other utilities in Michigan and Indiana. The interconnections permit a sharing of the reserve capacity of the connected systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities. Consumers owns: a) 340 miles of high voltage distribution radial lines operating at 120 kilovolts and above; b) 4,152 miles of subtransmission overhead lines operating at 23 kilovolts and 46 kilovolts; c) 16 subsurface miles of subtransmission underground lines operating at 23 kilovolts and 46 kilovolts; d) 54,380 miles of electric distribution overhead lines; e) 7,801 subsurface miles of underground distribution lines and
f) substations having an aggregate transformer capacity of 28,868,000 kilovoltamperes.

    On April 1, 2001, Consumers transferred its investment in electric transmission lines and substations to METC. METC owns: a) 4,288 miles of overhead transmission lines operating at 120 kilovolts and above, and b) substations having an aggregate transformer capacity of 12,015,660 kilovoltamperes. In October 2001, Consumers announced an agreement to sell METC to a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Consumers, through METC will continue to own and operate the transmission system until the companies meet all conditions of closing, including approval of the transaction by various federal agencies. For additional information on the status of the sale of the transmission assets, see
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- ELECTRIC RATE MATTERS -- TRANSMISSION.

    FUEL SUPPLY: Consumers has four generating plant sites that use coal as a fuel source and that constitute 87.5 percent of its baseload supply, the capacity used to serve a constant level of customer demand. In 2001, these plants produced a combined total of 19,203 million kWhs of electricity and required 9.3 million tons of coal. On December 31, 2001, Consumers' coal inventory amounted to approximately 48 days' supply. For additional information on future sources of coal, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- OTHER ELECTRIC UNCERTAINTIES -- COAL SUPPLY.

    Consumers owns two nuclear power plants, Big Rock, located near Charlevoix, Michigan and Palisades, located near South Haven, Michigan. In 1997, Consumers ceased operating Big Rock. In May 2001, with the approval of the NRC, Consumers transferred its authority to operate Palisades to NMC. During 2001, Palisades' net generation was 2,326 million kWhs, constituting 10.4 percent of Consumers' baseload supply. This low output was due to an outage during the latter half of 2001. Consumers currently has three contracts for uranium concentrates sufficient to provide up to 100 percent of its fuel supply requirements for the 2003 period. Consumers also has contracts for conversion services and enrichment services with quantity flexibility ranging up to 100 percent. If spot market prices are below the contract price, Consumers will purchase only the minimum amount of nuclear fuel required by the contracts. Conversely, if spot market prices are above the contract prices, Consumers will purchase the maximum amount of nuclear fuel allowed by the contracts to meet its requirements.

    For the spring 2003 refueling outage, Consumers has purchased all of its fuel supply requirements. Consumers also has contracts for nuclear fuel services and for fabrication of nuclear fuel assemblies. The fabrication contract for Palisades remains in effect for the next two reloads with options to extend the contract for an additional two reloads. The fuel contracts are with major private industrial suppliers of nuclear fuel and related services and with uranium producers, converters and enrichers who participate in the world nuclear fuel marketplace.

    As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                                                                     MILLIONS OF KWHS
                                                    ---------------------------------------------------
POWER GENERATED                                      2001        2000       1999       1998       1997
---------------                                     ------      ------     ------     ------     ------
Coal ........................................       19,203      17,926     19,085     17,959     16,427
Nuclear .....................................        2,326(a)    5,724      5,105      5,364      5,970
Oil .........................................          331         645        809        520        258
Gas .........................................          670         400        441        302         80
Hydro .......................................          423         351        365        395        467
Net pumped storage ..........................         (553)       (541)      (476)      (480)      (477)
                                                    ------      ------     ------     ------     ------
Total net generation.........................       22,400      24,505     25,329     24,060     22,725
                                                    ======      ======     ======     ======     ======

----------

    (a) On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. The defective components were replaced and the plant returned to service on January 21, 2002.

    The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                                                                     COST PER MILLION BTU
                                                        ---------------------------------------------
FUEL CONSUMED                                           2001        2000     1999     1998      1997
-------------                                           -----       -----    -----    -----     -----
Coal..................................................  $1.38       $1.34    $1.38    $1.45     $1.53
Oil...................................................   4.02        3.30     2.69     2.73      2.97
Gas...................................................   4.05        4.80     2.74     2.66      3.36
Nuclear ..............................................   0.39        0.45     0.52     0.50      0.57
All Fuels(a)..........................................   1.44        1.27     1.28     1.28      1.29

----------

(a) Weighted average fuel costs.

    Pursuant to the Nuclear Waste Policy Act of 1982, the federal government became responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste by 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and it does not expect that in 2002 it will be able to receive spent nuclear fuel for storage. For additional information on disposal of nuclear fuel see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 1 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity, and Consumers is currently storing spent nuclear fuel in NRC-approved steel and concrete vaults, known as "dry casks". Currently, three dry casks are available for future storage. For a discussion relating to the NRC approval of dry casks and Consumers' use of the dry casks, see ITEM 8. FINANCIAL

STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNCERTAINTIES - OTHER ELECTRIC UNCERTAINTIES.

INSURANCE: Consumers maintains primary and excess nuclear property insurance from NEIL, totaling $2.7 billion in recoverable limits for the Palisades nuclear plant. Consumers also procured coverage from NEIL that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades.

    Consumers retains the risk of loss to the extent of the insurance deductibles and to the extent that its loss exceeds its policy limits. Because NEIL is a mutual insurance company, Consumers could be subject to assessments from NEIL up to $26.9 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at its, or any other member's, nuclear facility.

    Consumers maintains nuclear liability insurance for injuries and off-site property damage resulting from the nuclear hazard at Palisades for up to approximately $9.5 billion, the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. The Price-Anderson Act expires in August 2002 and is currently in the process of reauthorization by Congress. It is possible that the Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear licensees.

    In October 2001, NEIL modified its coverage for acts of terrorism and limited coverage for multiple acts occurring during a twelve-month period to a maximum aggregate for all such acts of $3.24 billion, plus any additional amounts available to NEIL from recoverable reinsurance, indemnity and other sources of recovery. The aggregate amount of recovery would be allocated among all claimants. The nuclear liability insurers for the Palisades and the Big Rock nuclear plants also limit the aggregate amount of coverage for public liability from terrorist acts to $200 million; however, the Price-Anderson Act provides additional insurance coverage for amounts above these aggregate limits from the nuclear liability insurers.

    Insurance policy terms, limits and conditions are subject to change during the year as Consumers renews its policies.

CONSUMERS' GAS UTILITY OPERATIONS

    Based on the number of customers, Consumers' gas utility operations, if independent, would be the 5th largest gas utility company in the United States. Consumers' gas utility operations purchase, transport, store, distribute and sell natural gas. As of December 31, 2001, it was authorized to provide service in 54 of the 68 counties in Michigan's lower peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area, where nearly 900,000 of the gas customers are located. Consumers' gas utility operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

    Consumers' gas utility operations are seasonal. Consumers and its wholly owned subsidiary, Michigan Gas Storage, inject natural gas into storage during the summer months of the year for use during the winter months when the demand for natural gas is higher. Peak demand usually occurs in the winter due to colder temperatures and the resulting increased demand for heating fuels. In 2001, total deliveries of natural gas sold by Consumers and by other sellers who deliver natural gas through Consumers' pipeline and distribution network to ultimate customers, including the MCV Partnership, totaled 367 bcf.

    GAS UTILITY PROPERTIES: Consumers' gas distribution and transmission system consists of 24,746 miles of distribution mains and 1,099 miles of transmission lines throughout Michigan's lower peninsula. It owns and operates six compressor stations with a total of 113,680 installed horsepower. Consumers has 11 gas storage fields located across Michigan with an aggregate storage capacity of
221.3 bcf.

    Michigan Gas Storage's transmission system consists of 521 miles of pipelines within Michigan's lower peninsula. It owns and operates two compressor stations with a total of 53,500 installed horsepower. Michigan Gas Storage has three gas storage fields located in Osceola, Clare and Missaukee counties of Michigan with an aggregate storage capacity of 109.5 bcf. In February 2002, the FERC approved Michigan Gas Storage's application for a declaration of exemption from provisions of the National Gas Act. Based on the application's approval, the companies will begin the process of merging Michigan Gas Storage and its facilities into Consumers.

    Gas Supply: Total 2001 purchases included 64 percent from United States producers outside Michigan, 15 percent from Canadian producers and 8 percent from Michigan producers. Authorized suppliers in the permanent gas customer choice pilot program, which started in April 2001, supplied the remaining 13 percent of gas delivered by Consumers.

    Consumers' firm transportation agreements, excluding agreements with Michigan Gas Storage, are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P. and Trunkline. Consumers uses these agreements to deliver gas to Michigan for ultimate deliveries to market. In total, Consumers' firm transportation arrangements are capable of carrying over 90 percent of Consumers' total gas supply requirements. As of December 31, 2001, Consumers' portfolio of firm transportation from pipelines to Michigan is as follows:

                                                                     VOLUME
                                                                (DEKATHERMS/DAY)         EXPIRATION
                                                                ----------------  ----------------------
ANR Pipeline Company.......................................           10,000      December          2002
                                                                      84,113      October           2003
Great Lakes Gas Transmission, L.P..........................           85,092      April             2004
Trunkline..................................................          336,375      October           2005

    Consumers transports the balance of its required gas supply under interruptible contracts. The amount of interruptible transportation service and its use varies primarily with the price for such service and the availability and price of the spot supplies being purchased and transported. Consumers' use of interruptible transportation is generally in off-peak summer months and after Consumers has fully utilized the services under the firm transportation agreements.

CONSUMERS REGULATION

    Consumers is a public utility holding company that is exempt from registration under PUHCA. Consumers and its subsidiaries are subject to regulation by various federal, state, local and foreign governmental agencies, including those specifically described below.

MICHIGAN PUBLIC SERVICE COMMISSION

    Consumers is subject to the MPSC's jurisdiction, which regulates public utilities in Michigan with respect to retail utility rates, accounting, utility services, certain facilities and various other matters. The MPSC also has, or will have, rate jurisdiction over several limited partnerships in which CMS Gas Transmission has ownership interests. These partnerships own, or will own, and operate intrastate gas transmission pipelines.

    The Attorney General, ABATE, and the MPSC staff typically intervene in MPSC electric and gas related proceedings concerning Consumers. For many years, almost every significant MPSC order affecting Consumers has been appealed. Certain appeals from the MPSC orders are pending in the Court of Appeals.

    RATE PROCEEDINGS: In 1996, the MPSC issued orders that established the electric authorized rate of return on common equity at 12.25 percent and the gas authorized rate of return on common equity at 11.6 percent.

    MPSC REGULATORY AND MICHIGAN LEGISLATIVE CHANGES: State regulation of the retail electric and gas utility businesses is in the process of undergoing significant changes. In 2000, the Michigan Legislature enacted the Customer Choice Act. Pursuant to the Customer Choice Act, as of January 2002, all electric customers have their choice of buying generation service from an alternative electric supplier. The Customer Choice Act also imposes rate reductions, rate freezes and rate caps. For a description and additional information regarding the Customer Choice Act, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    As a result of regulatory changes in the natural gas industry, Consumers transports the natural gas commodity that is sold to some customers by competitors like gas producers, marketers and others. From April 1, 1998, to March 31, 2001, Consumers' implemented a statewide experimental gas customer choice pilot program that allowed up to 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier and froze the rates Consumers' was permitted to charge for the service of distributing gas to its customers.

    Beginning April 1, 2001, Consumers established a permanent gas customer choice program that allows up to 600,000 of Consumers' gas customers to select an alternative gas commodity supplier. By 2003, all of Consumers' gas customers will be eligible to select an alternative gas commodity supplier. Also on April 1, 2001, pursuant to the permanent gas customer choice program, Consumers returned to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. For additional information on gas customer choice programs see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FEDERAL ENERGY REGULATORY COMMISSION

    Some of Consumers' gas business is also subject to regulation by FERC, including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce.

    FERC has authority to regulate rates and charges for transportation or storage of natural gas in interstate commerce, as well as those for gas, sold by a natural gas company in interstate commerce for resale. FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of service using such facilities.

    FERC also regulates certain operation aspects of Consumers' electric operations including: compliance with FERC accounting rules; transmission of electric energy; wholesale rates; transfers of certain facilities; and corporate mergers and issuance of securities.

    The Federal Power Act grants independent power producers and electricity marketers "direct access" to the interstate electric transmission systems owned by electric utilities and requires all electric utilities to offer transmission services to all market participants on a non-discriminatory basis under tariffs approved by the FERC. For a discussion of the effect of certain FERC orders on Consumers, see ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- ELECTRIC BUSINESS OUTLOOK .

NUCLEAR REGULATORY COMMISSION

    Under the Atomic Energy Act of 1954, as amended, and the Energy Reorganization Act of 1974, Consumers is subject to the jurisdiction of the NRC with respect to the design, construction, operation and decommissioning of its nuclear power plants. Consumers is also subject to NRC jurisdiction with respect to certain other uses of nuclear material. These and other matters concerning Consumers' nuclear plants are more fully discussed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES 1 AND 2 OF CONSUMERS' CONSOLIDATED FINANCIAL STATEMENTS.

OTHER REGULATION

    The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to the DOE's Office of Fossil Fuels.

CONSUMERS ENVIRONMENTAL COMPLIANCE

    Consumers and its subsidiaries are subject to various federal, state and local regulations for environmental quality, including air and water quality, waste management, zoning and other matters. For additional information concerning environmental matters, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES -- ELECTRIC CONTINGENCIES.

    Consumers installed and is currently installing modern emission controls at its electric generating plants and converted electric generating units to burn cleaner fuels. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant because of EPA regulations regarding nitrogen oxide and particulate-related emissions. These regulations will require Consumers to make significant capital expenditures. For the preliminary estimates of these capital expenditures to reduce nitrogen oxide-related emissions see NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES -- ELECTRIC CONTINGENCIES.

    President Bush recently announced the Clear Skies and Global Climate change Initiatives. This multi-pollutant strategy is intended to reduce emissions of nitrogen oxides, sulfur dioxide and mercury by about 70 percent in stages by 2018. The expectation is that the affected utility sources would be able to look at the total emission picture and select a control strategy that would achieve the target reductions at a lower cost than would be possible under the piecemeal approach embodied in the current regulatory structure.

    Consumers is in the process of closing older ash disposal areas at two plants. Construction, operation, and closure of a modern solid waste disposal area for ash can be expensive, because of strict federal and state requirements. In order to significantly reduce ash field closure costs, Consumers has worked with others to use bottom ash and fly ash as part of temporary and final cover for ash disposal areas instead of native materials in cases where such use of bottom ash and fly ash is compatible with environmental standards. To reduce disposal volumes, Consumers sells coal ash for use as a filler for asphalt, for incorporation into concrete products and for other environmentally compatible uses. The EPA has announced its intention to develop new nationwide standards for ash disposal areas. Consumers intends to work through industry groups to help ensure that any such regulations require only the minimum cost necessary to adhere to standards that are consistent with protection of the environment. In 2001, capital expenditures by Consumers for environmental protection additions were $202 million. Consumers estimates 2002 expenditures for this program at $140 million.

    Consumers has PCB in some of its electrical equipment, as do most electric utilities. During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers proposed a plan to the EPA to deal with the remaining materials and is waiting on a response from the EPA.

    Certain environmental regulations affecting Consumers include, but are not limited to, the Clean Air Act Amendments of 1990 and Superfund. Superfund can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous substances that were sent to such site, to share in remediation costs for the site.

    Consumers' current insurance coverages do not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants.

CONSUMERS COMPETITION

ELECTRIC COMPETITION

    Consumers' electric utility business experiences competition, actual and potential, from many sources, both in the wholesale and retail markets, and in electric generation, electric delivery, and retail services.

    In the wholesale electricity markets, Consumers competes with other wholesale suppliers, marketers and brokers. Electric competition in the wholesale markets increased significantly since 1996 due to FERC Order 888. However, wholesale for retail transactions by Consumers generated an immaterial amount of Consumers' 2001 revenues from electric utility operations. Consumers does not believe future loss of wholesale for retail sales to be significant. In most instances, the customers will continue to be transmission customers even if they cease to be generation customers.

    A significant increase in retail electric competition is now possible with the passage of the Customer Choice Act and the availability of retail open access. The Customer Choice Act required Consumers to open up to 750 MW of its electric customer power supply requirement to competition during 2001. As of January 1, 2002, the Consumer Choice Act also gave all electric customers the right to buy generation service from an alternative electric supplier. To the extent that they do, the Michigan Public Service Commission has adopted a mechanism pursuant to the Customer Choice Act to provide for recovery of stranded costs. The company cannot determine the total load that may be lost to competitor suppliers, nor whether the stranded cost recovery mechanism adopted by the MPSC will fully offset the associated margin loss.

    In addition to retail electric customer choice, Consumers also has competition or potential competition from: 1) the threat of customers relocating outside Consumers' service territory; 2) the possibility of municipalities owning or operating competing electric delivery systems; 3) customer self-generation; and 4) adjacent municipal utilities that extend lines to customers near service territory boundaries. Consumers addresses this competition primarily through offering rate discounts, providing additional services and insistence upon compliance with MPSC and FERC rules.

    Consumers offers non-commodity retail services to electric customers in an effort to offset costs. Consumers faces competition from many sources, including energy management services companies, other utilities, contractors, and retail merchandisers.

    For additional information concerning electric competition, see ITEM 7. CONSUMERS MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- ELECTRIC BUSINESS OUTLOOK.

GAS COMPETITION

    Competition has existed for several years, and is likely to increase, in various aspects of Consumers' gas utility business. Competition traditionally comes from alternate fuels and energy sources, such as propane, oil, and electricity. Increasingly, competition comes from other suppliers of the natural gas commodity.

    Changes in regulation have resulted in increased competition from other sellers of natural gas for sale of the gas commodity to Consumers' customers. As a result of the regulatory changes that separated (unbundled) the transportation and storage of natural gas from the sale of natural gas by interstate pipelines and Michigan gas distributors, Consumers offers unbundled services (transportation and some storage) to its larger end-use customers. Additionally, to prepare for the unbundled retail market, Consumers conducted an experimental gas customer choice program that, through March 2001, allowed 300,000 residential, commercial, and industrial retail gas sales customers to choose an alternative gas supplier in direct competition with Consumers as a supplier of the gas commodity. In April 2001, Consumers implemented a permanent gas choice program that allows all gas customers to select an alternate gas supplier by April 2003.

    CMS Energy's non-utility gas subsidiaries face significant competition from other gas pipeline companies, gas producers, gas storage companies, brokers and marketers and competition from other fuels such as oil and coal.

    For additional information concerning gas competition, see ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK.

EMPLOYEES

    As of December 31, 2001, Consumers and its subsidiaries had 8,467 full-time equivalent employees of whom 8,310 are full-time employees and 72 full-time equivalent employees associated with the part-time work force. Included in the total are 3,627 full-time operating, maintenance and construction employees of Consumers who are represented by the Union. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000 and will continue in full force and effect until June 1, 2005.

CONSUMERS FORWARD-LOOKING STATEMENTS CAUTIONARY FACTORS AND UNCERTAINTIES.

UNCERTAINTIES

    Specific uncertainties are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Certain risks are described in ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- DERIVATIVES AND HEDGES.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, if those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements have been and will be made in this Form 10-K/A and in our other written documents (such as press releases, visual presentations, and securities disclosure documents) and oral presentations (such as analyst conference calls). Such statements are based on management's beliefs as well as assumptions made by, and information currently available to management. When used in our documents or oral presentations, we intend the words "anticipate", "believe", "estimate", "expect", "forecast", "intend", "objective", "plan", "possible", "potential", "project" "projection" and variations of such words and similar expressions to target forward-looking statements that involve risk and uncertainty.

    Any or all of our forward-looking statements in oral or written statements or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. Consequently, we cannot guarantee any forward-looking statement.

    In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

    o   Ability to successfully access the capital markets;

    o   Achievement of operating synergies and revenue enhancements;

    o Capital and financial market conditions, including current price of CMS Energy's Common Stock and the effect on the Pension Plan, interest rates and availability of financing, marketing perceptions of the energy industry, our company, or any of our subsidiaries, our, or any of our subsidiaries', securities ratings, and currency exchange controls;

    o Market perception of the energy industry, CMS Energy, Consumers, Panhandle, or any of their affiliates;

    o CMS Energy, Consumers, Panhandle or any of their affiliate securities ratings;

    o Factors affecting utility and diversified energy operations such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, unanticipated changes to fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmission or gas pipeline system constraints;

    o   Electric transmission or gas pipeline system constraints;

    o National, regional and local economic, competitive and regulatory conditions and developments;

    o Adverse regulatory or legal decisions, including environmental laws and regulations;

    o Federal regulation of electric sales and transmission of electricity including re-examination by Federal regulators of the market-based sales authorizations by which Consumers and its affiliates participate in wholesale power markets without price restrictions and proposals by FERC to change the way it currently lets Consumers and other public utilities and natural gas companies interact with each other;

    o Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

    o Nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;

    o   Technological developments in energy production, delivery and usage;

    o   Changes in financial or regulatory accounting principles or policies;

    o Outcome, cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

    o Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds;

    o Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents; and

    o Other uncertainties, which are difficult to predict and many of which are beyond our control.

    Consumers and its affiliates undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Act. Certain risk factors are detailed from time to time in our various public filings. You are advised, however to consult any further disclosures we make on related subjects in our reports to the SEC. In particular, you should read the discussion in the section entitled "Forward-Looking Statements" in our most recent reports to the SEC on Form 10-Q or Form 8-K filed subsequent to this Form 10-K/A.

EXECUTIVE OFFICERS

As of March 1, 2002

Consumers Energy

NAME                                                   AGE                      POSITION                          PERIOD
----                                                   ---                      --------                          ------
William T. McCormick, Jr..........................     57    Chairman of the Board, Chief Executive Officer     2001- Present
                                                             of CMS Energy
                                                             Chairman of the Board of Consumers                 2001-Present
                                                             Chairman of the Board and Chief Executive          2001- Present
                                                             Officer of Enterprises
                                                             Chairman of the Board, President and Chief         2000-2001
                                                             Executive Officer of CMS Energy
                                                             Chairman of the Board and President of Consumers   2000-2001
                                                             Chairman of the Board, President and Chief         2000-2001
                                                             Executive Officer of Enterprises
                                                             Chairman of the Board and Chief Executive          1987-2000
                                                             Officer of CMS Energy
                                                             Chairman of the Board of Enterprises               1987-2000
                                                             Chairman of the Board of Consumers                 1985-2000

David W. Joos.....................................     48    President and Chief Operating Officer of CMS       2001-Present
                                                             Energy
                                                             President and Chief Operating Officer of           2001-Present
                                                             Consumers
                                                             President and Chief Operating Officer of CMS       2001-Present
                                                             Enterprises
                                                             Executive Vice President and Chief Operating       2000-2001
                                                             Officer -- Electric of CMS Energy
                                                             Executive Vice President and Chief Operating       2000-2001
                                                             Officer -- Electric of Enterprises
                                                             President and Chief Executive Officer --           1997-2001
                                                             Electric of Consumers
                                                             Executive Vice President and Chief Operating       2000-2001
                                                             Officer -- Gas of CMS Energy
                                                             Executive Vice President and Chief Operating       2000-2001
                                                             Officer -- Gas of Enterprises
                                                             Senior Vice President of Enterprises               1998-2000
                                                             Executive Vice President and Chief  Operating      1994-1997
                                                             Officer -- Electric of Consumers

Alan M. Wright....................................     56    Executive Vice President, Chief Financial
                                                             Officer and Chief Administrative Officer of CMS    2000-Present
                                                             Energy
                                                             Executive Vice President, Chief Financial          2000-Present
                                                             Officer and Chief Administrative Officer of
                                                             Consumers
                                                             Executive Vice President and Chief Financial       2000-Present
                                                             Officer of Enterprises
                                                             Senior Vice President and Chief Financial          1998-2000
                                                             Officer of CMS Energy
                                                             Senior Vice President and Chief Financial          1998-2000
                                                             Officer of Enterprises
                                                             Senior Vice President, Chief Financial Officer     1994-1998
                                                             and Treasurer of Enterprises
                                                             Senior Vice President, Chief Financial Officer     1994-1998
                                                             and Treasurer of CMS Energy

NAME                                                   AGE                      POSITION                          PERIOD
----                                                   ---                      --------                          ------
                                                             Senior Vice President and Chief Financial          1993-2000
                                                             Officer of Consumers

Dennis DaPra......................................     59    Senior Vice President of Consumers Energy          2001-Present
                                                             Vice President and Controller of Consumers         1991-2001

Carl L. English...................................     55    Executive Vice President and President and         2000-Present
                                                             Chief Executive Officer -- Gas of Consumers
                                                             Vice President of Consumers                        1990-2000

Robert A. Fenech..................................     54    Senior Vice President of Consumers Energy Vice     1997-Present
                                                             President of Consumers                             1994-1997

Frank Johnson.....................................     54    President and Chief Executive Officer of CMS       2000-Present
                                                             Electric and Gas
                                                             Vice President and Chief Operating Officer of      2000
                                                             CMS Electric and Gas
                                                             Vice President of CMS Electric and Gas             1996-2000
                                                             Senior Vice President of Consumers                 2001-Present

David G. Mengebier*...............................     44    Senior Vice President of CMS Energy                2001-Present
                                                             Senior Vice President of Consumers Energy Vice     2001-Present
                                                             President of CMS Energy                            1999-2001
                                                             Vice President of Consumers                        1999-2001

David A. Mikelonis................................     53    Senior Vice President and General Counsel of       1988-Present
                                                             Consumers

Paul N. Preketes..................................     52    Senior Vice President of Consumers                 2000-Present
                                                             Vice President of Consumers                        1994-2000

John G. Russell**.................................     44    Executive Vice President and President and Chief   2001-Present
                                                             Executive Officer - Electric of Consumers
                                                             Senior Vice President of Consumers
                                                             Vice President of Consumers                        2000-2001
                                                                                                                1999-2000

Glenn P. Barba....................................     36    Controller                                         2001-Present

---------

* Mr. Mengebier has served as Senior Vice President of CMS Energy and Consumers since 2001, after receiving a promotion from his position in both companies as Vice President, which he had held since 1999. From 1997 to 1999, Mr. Mengebier served as Executive Director of Federal Governmental Affairs for CMS Enterprises.

** Mr. Russell has served as Executive Vice President and President and Chief Executive Officer -- Electric of Consumers since October 2001. From December 2000 until October 2001, Mr. Russell served as Senior Vice President of Consumers. From October 1999 until December 2000, Mr. Russell served as Vice President of Consumers. From July 1997 until October 1999, Mr. Russell served as Manager -- Electric Customer Operations of Consumers.

    The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of CMS Energy (scheduled to be held on May 24, 2002).

    There are no family relationships among executive officers and directors of Consumers.

                               ITEM 2. PROPERTIES.

    A description of Consumers properties is contained in ITEM 1. BUSINESS -- Consumers -- Consumers Properties -- General; BUSINESS -- BUSINESS SEGMENTS -- Consumers Electric Utility -- Electric Utility Properties; Consumers Gas Utility -- Gas Utility Properties; all of which are incorporated by reference herein.


                            ITEM 3. LEGAL PROCEEDINGS

    Consumers and some of its subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to the ITEM 1. BUSINESS -- CONSUMERS REGULATION, as well as to Consumers' ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS and Consumers' ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.

    ENVIRONMENTAL MATTERS: Consumers and its subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, Consumers believes that it is unlikely that these actions, individually or in total, will have a material adverse effect on its financial condition. See Consumers' ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS; and Consumers' ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to various acts administered by the Commission, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

                                     PART II

  ITEM 5. MARKET FOR CONSUMERS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In February, May, August, and November 2001, Consumers paid $66 million, $30 million, $39 million and $55 million in cash dividends, respectively, on its common stock. In January, May, August, November and December 2000, Consumers paid $79 million, $30 million, $17 million, $61 million and $58 million in cash dividends, respectively, on its common stock. Pursuant to restrictive covenants in its debt facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year.


                        ITEM 6. SELECTED FINANCIAL DATA.

Selected financial information is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' SELECTED FINANCIAL INFORMATION, which is incorporated by reference herein.


                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.


                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk is contained in ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS - OTHER MATTERS - MARKET RISK INFORMATION, which is incorporated by reference herein.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:                                              Page
                                                                            ----

CONSUMERS ENERGY

Selected Financial Information...........................................    25
Management's Discussion and Analysis.....................................    26
Consolidated Statements of Income........................................    56
Consolidated Statements of Cash Flows....................................    57
Consolidated Balance Sheets..............................................    58
Consolidated Statements of Long-Term Debt................................    60
Consolidated Statements of Preferred Stock...............................    61
Consolidated Statements of Common Stockholder's Equity...................    62
Notes to Consolidated Financial Statements...............................    63
Reports of Independent Public Accountants................................    112
Quarterly Financial Information..........................................    115

                            (CONSUMERS ENERGY LOGO)



                       2001 Restated Financial Statements

SELECTED FINANCIAL INFORMATION                          CONSUMERS ENERGY COMPANY

                                                            2001          2000             1999         1998        1997
                                                       -------------  -------------      --------     --------    --------
                                                       (As Restated)  (As Restated)
                                                                 (b)            (b)

Operating revenue (in millions)                   ($)         4,014           3,935       3,874        3,709       3,769

Income before cumulative effect of change
  in accounting principle                         ($)           199             284         340          306         321

Net income (in millions) (c)                      ($)           188             284         340          349         321

Net income available to common
 stockholder (in millions)                        ($)           145             248         313          312         284

Cash from operations (in millions)                ($)           518             515         791          637         761

Capital expenditures, excluding capital
 lease additions and DSM (in millions)            ($)           745             498         444          369         360

Total assets (in millions)                        ($)         8,321           7,776       7,170        7,163       6,949

Long-term debt, excluding current
 maturities (in millions)                         ($)         2,472           2,110       2,006        2,007       1,369

Non-current portion of capital
 leases (in millions)                             ($)            72              49          85          100          74

Total preferred stock (in millions)               ($)            44              44          44          238         238

Total preferred securities (in millions)          ($)           520             395         395          220         220

Number of preferred shareholders at year-end                  2,220           2,365       2,534        5,649       6,178

Book value per common share at year-end           ($)         22.81           23.85       23.87        21.94       20.38

Return on average common equity                   (%)           7.4            12.4        16.2         17.5        16.8

Return on average assets                          (%)           3.9             5.4         6.4          6.6         6.2
Number of full-time equivalent
 employees at year-end
   Consumers                                                  8,477           8,748       8,736        8,456       8,640
   Michigan Gas Storage                                          62              57          63           65          66

ELECTRIC STATISTICS
   Sales (billions of kWh)                                     39.6            41.0        41.0         40.0        37.9
   Customers (in thousands)                                   1,712           1,691       1,665        1,640       1,617
   Average sales rate per kWh                   (cent)         6.65            6.56        6.54         6.50        6.57

GAS STATISTICS
   Sales and transportation deliveries (bcf)                    367             410         389          360         420
   Customers (in thousands) (a)                               1,630           1,611       1,584        1,558       1,533
   Average sales rate per mcf                     ($)          5.34            4.39        4.52         4.56        4.44
                                                        -----------    ------------    --------     --------    --------

----------

(a)  Excludes off-system transportation customers.

(b) Consumers' consolidated financial statements for the years 2001 and 2000 have been restated, pursuant to audit adjustments resulting from the re-audit of CMS Energy, Consumers' parent company, which included audit work at Consumers. See Note 12 in the notes to the consolidated financial statements.

(c)  See Note 1 and 2 in the notes to the consolidated financial statements.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGE IN AUDITORS AND RESTATEMENT

Consumers' consolidated financial statements for the years 2001 and 2000 have been restated, as discussed below, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Consumers' parent company, which included audit work at Consumers.

In April 2002, Consumers' Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit Consumers' financial statements for the year ending December 31, 2002. Consumers had previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Consumers for the applicable years, the re-audit did include audit work at Consumers for these years.

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. Therefore, the consolidated financial statements for 2001 and 2000 have been restated from amounts previously reported. At the time it adopted the accounting treatment for these items, Consumers believed that such accounting was appropriate under generally accepted accounting principles and Arthur Andersen concurred.

The audit adjustments: 1) change the accounting associated with the PPA reserve, which results in: the reversal of the 2001 increase to the PPA reserve of $126 million; the reversal of a net $12 million charged to operating expenses associated with the PPA in 2001; and the reversal of $29 million of the amount charged to the PPA reserve in 2000; and 2) recognize Consumers' new headquarters lease as a capital lease, instead of an operating lease, and record the lease obligation and capitalize costs incurred. Each of these transactions involved estimates, assumptions, and judgment based on the best information available at the time the transactions occurred. The audit adjustments reflect current judgment on these matters. In addition, the audit adjustments recognize immaterial reconciling adjustments to advertising costs, Consumers' OPEB liability and related party receivables and payables. A summary of the principal effects of the restatement on Consumers' consolidated financial statements for 2001 and 2000 is contained in Note 12, Restatement, of Consumers' consolidated financial statements.

MODIFIED MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis has been modified for the restatement and should be read in combination with Consumers' consolidated financial statements and notes to those statements included in this Form 10-K/A. All note references within this MD&A refer to the notes to Consumers' consolidated financial statements.

                                                        Consumers Energy Company


Consumers, a subsidiary of CMS Energy, a holding company, is an electric and gas utility company that provides service to customers in Michigan's Lower Peninsula. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

This MD&A refers to, and in some sections specifically incorporates by reference, Consumers' Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Annual Report and other written and oral statements that Consumers may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intentions with the use of the words, "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this Management's Discussion and Analysis, in Item 1 of this Form 10-K/A in the section entitled, "Forward-Looking Statements Cautionary Factors" and in various public filings it periodically makes with the SEC. Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' outlook. This Annual Report also describes material contingencies in Consumers' Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in accordance with generally accepted accounting principles requires the use of accounting methods that are often subject to judgment and the use of estimates and assumptions. Presented below, are the accounting policies and assumptions that Consumers believes are most critical to both the presentation and understanding of its financial statements. Application of these accounting policies can involve very complex judgments in the preparation of its financial statements. Accordingly, a different financial presentation could result if different judgments, estimates or assumptions are used.

USE OF ESTIMATES IN ACCOUNTING FOR CONTINGENCIES

The recording of estimated liabilities for contingencies within the financial statements is guided by the principles in SFAS No. 5. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event and that amount can be reasonably estimated. Consumers has used this accounting principle to record estimated liabilities for the following significant events.

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

The EPA has issued regulations regarding ozone and particulate-related emissions that require some of Consumers' electric generating facilities to achieve lower emissions rates. These regulations will require Consumers to make capital expenditures estimated between $530 million and $570 million, calculated in year 2001 dollars. As of December 2001, Consumers has incurred $296 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2004.

                                                        Consumers Energy Company


At some point after 2004, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. These and other required environmental expenditures may have a material adverse effect upon Consumers' financial condition and results of operations after 2004. For further information see Note 2, Uncertainties, "Electric Environmental Matters."

GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers has estimated its costs related to further investigation and remedial action using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million. These estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect the estimate of remedial action costs for the sites. For further information see Note 2, Uncertainties, "Gas Environmental Matters."

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds a partnership interest in the MCV Partnership, and a lessor interest in the MCV Facility.

Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Consumers has not been allowed full recovery of the capacity charges in rates. After September 2007, the PPA's terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. The PPA liability is expected to be depleted in late 2004.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next six years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                       In Millions
                                                                  ------------------------------------------------
                                                                  2002    2003     2004     2005     2006     2007
                                                                  ----    ----     ----     ----     ----     ----
Estimated cash underrecoveries at 98.5%, net of tax                $38     $37      $36      $36      $36      $25

It is currently estimated that 51 percent of the actual cash underrecoveries for the years 2002 through 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted.

In 1992, Consumers originally accounted for losses associated with the PPA by establishing a reserve for the difference between the amount that Consumers was paying for power in accordance with the terms of the PPA,

                                                        Consumers Energy Company


and the amount that Consumers was ultimately allowed by the MPSC to recover from electric customers. At that time, the reserve did not take into account earnings Consumers would receive from its 49 percent interest in the MCV Partnership due to uncertainties with the level of performance of the facility.

In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the then current facts and circumstances used to calculate the disallowance reserve, including earnings from its 49 percent interest in the MCV Partnership. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pre-tax) in the third quarter of 2001, and did so.

In connection with the re-audit of CMS Energy's consolidated financial statements for the fiscal years 2001 and 2000, Consumers reviewed its 2001 and 2000 PPA accounting and related assumptions, and determined that the reserve balance as of January 1, 2000 did appropriately reflect Consumers' probable losses as of that date. However, as a result of reconsideration of all subsidiary accounting effects, the re-evaluation of the PPA accounting did result in a net reduction of operating expenses associated with the PPA of $12 million in 2001, an increase to operating expenses associated with the PPA of $29 million in 2000, the reversal of the $126 million increase to the reserve originally recorded in 2001, and immaterial adjustments to accretion expense for both years.

The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income effects:

In Millions                                                          2001             2000
-----------                                                       ----------      ----------
                                                                  Income Increase/(Decrease)
                                                                  --------------------------
Reverse the original operating charge associated with
  continuing losses on the MCV PPA                                $       39      $       --
Charge 49 percent annual capacity losses associated with the
  MCV PPA to operating expense instead of to the reserve                 (27)            (29)
                                                                  ----------      ----------
Net operating expense decrease/(increase)                                 12             (29)

Reverse the 2001 increase to the MCV PPA reserve                         126              --
Accretion Expense                                                         --              (2)
                                                                  ----------      ----------
Pre-tax effect of adjustments                                            138             (31)
Income tax effect                                                        (48)             11
                                                                  ----------      ----------
Net income impact of MCV PPA adjustments                          $       90      $      (20)
                                                                  ----------      ----------


For further information see Note 2, Uncertainties "The Midland Cogeneration Venture" for additional detail.

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS: Consumers uses the criteria in SFAS No. 133 to determine if certain contracts must be accounted for as derivative instruments. The rules for determining whether a contract meets the criteria for derivative accounting are numerous and complex. As a result, significant judgment is required to determine whether a contract requires derivative accounting, and similar contracts can sometimes be accounted for differently.

The types of contracts Consumers currently account for as derivative instruments are interest rate swaps and locks, certain electric call options, and gas fuel call options and swaps. Consumers does not account for electric capacity and energy contracts, gas supply contracts, coal supply contracts, or purchase orders for numerous supply items as derivatives.

                                                        Consumers Energy Company


If a contract must be accounted for as a derivative instrument, the contract is recorded as either an asset or a liability in the financial statements at the fair value of the contract. Any difference between the recorded book value and the fair value is reported either in earnings or other comprehensive income depending on certain qualifying criteria. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract.

In order to value the contracts that are accounted for as derivative instruments, Consumers uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. The models used by Consumers have been tested against market quotes to ensure consistency between model outputs and market quotes. At December 31, 2001, Consumers assumed an interest rate of 4.5 percent in calculating the fair value of its electric call options.

In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. For further information see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Implementation of New Accounting Standards," Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities," and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

FINANCIAL INSTRUMENTS: Consumers accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities are classified as available-for-sale securities and are reported at fair value with any unrealized gains or losses resulting from changes in fair value excluded from earnings and reported in equity as part of other comprehensive income. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these instruments is determined from quoted market prices. For further information, see Note 5, Financial Instruments.

ACCOUNTING FOR LEASES

Consumers uses SFAS No. 13 to account for any leases to which it may be a party. Depending upon satisfaction of certain criteria, they are classified as operating leases or capital leases. Under an operating lease, payments are expensed as incurred, and there is no recognition of an asset or liability on the balance sheet. Capital leases, on the other hand, require that an asset and liability be recorded on the balance sheet at the inception of the lease for the present value of the minimum lease payments required during the term of the lease.

To determine whether to classify a lease as operating or capital under SFAS No. 13 and related statements, Consumers must use judgment. A lease must be evaluated for transfer of ownership, provision for bargain purchase option, the lease term relative to the estimated economic life of the leased property, and the present value of the minimum lease payments at the beginning of the lease term. Judgment is required for leases involving special purpose entities such as trusts, sales and leasebacks and when the lessee is involved in the construction of the property it will lease. Different financial presentations of leases could result if different judgment, estimates or assumptions are made.

                                                        Consumers Energy Company


Consumers is party to a number of leases, the most significant are the leases associated with its service vehicles, its new headquarters building, and its railroad coal cars. For further information see "Contractual Obligations and Commercial Commitments" in the Capital Resources and Liquidity section and Note 8, Leases.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

Items that may normally be expensed for a non-regulated entity may be capitalized as regulatory assets if the actions of the regulator indicate that such expenses will be recovered in future rates charged to customers designed to recover such costs. Conversely, items that may normally be recognized as revenues for a non-regulated entity may be recorded as regulatory liabilities if the actions of the regulator indicate that such revenues will be required to be refunded to customers at a future time. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of December 31, 2001, Consumers had $1.130 billion recorded as regulatory assets and $291 million recorded as regulatory liabilities.

ACCOUNTING FOR PENSION AND OPEB

Consumers uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. For further information see Note 7, Retirement Benefits.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. On December 31, 2000, Big Rock trusts were fully funded per a March 1999 MPSC order. A December 1999 MPSC order set the annual decommissioning surcharge for Palisades decommissioning at $6 million a year. Consumers estimates that at the time Palisades is fully decommissioned in year 2049, the trust funds will have provided $2.5 billion, including trust earnings, to pay for the anticipated expenditures over the entire decommissioning period. Earning assumptions are that the trust funds are invested in equities and fixed income investments, the trust funds will be converted to municipal bonds after decommissioning becomes fully funded, and that municipal bonds are converted to cash one year before expenditures are made. The Palisades and Big Rock trust funds are currently estimated to earn 7.1 percent and 5.7 percent, respectively, annually.

The funds provided by the trusts are expected to fully fund the decommissioning costs, which have been developed, in part, by independent contractors with expertise in decommissioning. These costs have been developed using various inflation rates for labor, non-labor, and for contaminated equipment burial costs. Variance from trust earnings, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites.

                                                        Consumers Energy Company


RELATED PARTY TRANSACTIONS

Consumers enters into a number of significant transactions with related parties. These transactions include the purchase of capacity and energy from the MCV Partnership and from affiliates of Enterprises, the purchase of electricity from CMS MST, the purchase of gas supply from CMS MST and CMS Oil and Gas, the purchase of gas transportation from Panhandle and its subsidiary Trunkline, the payment of parent company overhead costs to CMS Energy, the sale, storage and transportation of natural gas and other services to the MCV Partnership, certain transactions involving derivative instruments with CMS MST, and an investment in CMS Energy Common Stock.

Transactions involving CMS Energy and its affiliates and the sale, storage and transportation of natural gas and other services to the MCV Partnership are based on regulated prices, market prices or competitive bidding. Purchases are based upon the lowest market price available or most competitive bid submitted. Transactions involving the power supply purchases from the MCV Partnership are based upon avoided costs under PURPA; and the payment of parent company overhead costs to CMS Energy are based upon use or accepted industry allocation methodologies.

Consumers is also involved in a significant transaction to sell its transmission facilities to Trans-Elect, Inc., an independent company, whose management employs former executive employees of Consumers, and was based on competitive bidding.

For detailed information about related party transactions see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Related-Party Transactions", and Note 2, Uncertainties, "Electric Rate Matters - Transmission Business", and "Other Electric Uncertainties - The Midland Cogeneration Venture".

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                                       In Millions
                                                ----------------------------------------------------------------------------------
                                                 Restated      Restated                     Restated
Years Ended December 31                            2001          2000         Change          2000          1999          Change
------------------------------------------      -----------   -----------   -----------    -----------   -----------   -----------
Net income available to common stockholder      $       145   $       248   $      (103)   $       248   $       313   $       (65)
                                                ===========   ===========   ===========    ===========   ===========   ===========

2001 COMPARED TO 2000: For 2001, Consumers' net income available to the common stockholder totaled $145 million, a decrease of $103 million from the previous year. The earnings decrease reflects significantly increased operating expense in 2001, primarily $59 million of after tax costs for replacement power supply costs due to a six month unscheduled outage at the Palisades Plant. Net income in 2001 was also adversely impacted by $11 million to reflect a change in accounting for certain electric call option contracts. In addition, 2001 earnings decreased due to the impact of reduced gas deliveries resulting from milder temperatures during both the first quarter and fourth quarter heating seasons. Electric and gas revenues were also adversely impacted by a decrease in electricity and gas delivered to industrial customers, reflecting the year-long impact of an economic slowdown throughout Michigan.

2000 COMPARED TO 1999: Net income in 2000 decreased $65 million from the 1999 level primarily reflecting higher gas costs, which exceeded the frozen gas commodity rate charged to customers. The impact of a five percent electric rate reduction for residential customers due to the passing of the Customer Choice Act that went into effect in June of 2000, and the purchase of electric call options, which were ultimately not needed due to the milder-than-expected summer temperatures also decreased earnings. Partially offsetting these decreases were lower operating costs.

                                                        Consumers Energy Company


For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATION

                                                                                                                    In Millions
                                           ------------------------------------------------------------------------------------
                                            Restated        Restated                     Restated
Years Ended December 31                       2001           2000          Change           2000         1999          Change
--------------------------------------     -----------    -----------    -----------    -----------   -----------   -----------
Pretax Operating Income                    $       349    $       454    $      (105)   $       454   $       494   $       (40)

Reasons for the change:

Electric deliveries                                                      $        19                                $        12
Power supply costs and related revenue                                          (109)                                       (50)
Rate decrease                                                                    (35)                                       (22)
Other operating expenses                                                          28                                          6
Non-commodity revenue                                                             (8)                                        14
                                                                         -----------                                -----------

Total change                                                             $      (105)                               $       (40)
                                                                         ===========                                ===========

ELECTRIC DELIVERIES: For the year 2001, electric deliveries, including transactions with other electric utilities, were 39.6 billion kWh, a decrease of
1.4 billion kWh or 3.5 percent from 2000. Although total deliveries for 2001 were below the 2000 level, increased deliveries to the higher margin residential and commercial sectors, more than offset the impact of reduced deliveries to the lower margin industrial sector. All deliveries in 2001 reflect the year-long impact of an economic slowdown throughout Michigan. For the year 2000, electric deliveries were 41 billion kWh, similar to 1999.

POWER SUPPLY COSTS AND RELATED REVENUE: For the year 2001, lower overall sales produced a decrease in fuel related revenues. Nevertheless, power supply costs increased as a result of the purchase of greater quantities of higher-priced electricity to offset the loss of generation resulting from the six month unscheduled Palisades outage that ended in January 2002. For the year 2000, the increase in power supply costs was also due to unscheduled plant outages at other generating facilities.

For the years 2001 and 2000 respectively, Consumers purchased $66 million and $51 million of electric call options to purchase electricity to ensure a reliable source of power supply during the summer months. As a result of periodic excess daily capacity, certain call options were sold for $2 million and $1 million in the years 2001 and 2000, respectively. The remaining call options were either exercised or expired. Consumers accounted for the costs relating to the expired call options and the income received from the sale of call options, as purchased power supply costs.

RATE DECREASE AND OTHER OPERATING EXPENSES: In June 2000, Consumers' retail rates were frozen and a five percent residential rate decrease was implemented to comply with the Customer Choice Act. As a result, 2001 reflects a full year impact of this rate decrease. Other operating expenses decreased in 2001 primarily due to reduced amortization expense, as permitted by MPSC orders resulting from the Customer Choice Act. Consumers temporarily suspended amortization of the securitized assets pending the issuance of securitization bonds in November 2001. The year 2000 reflects a half-year impact of the rate decrease along with a decrease in other operating expenses due to lower operating and maintenance costs.

                                                        Consumers Energy Company


GAS UTILITY RESULTS OF OPERATION

                                                                                                                   In Millions
                                           -----------------------------------------------------------------------------------
                                            Restated       Restated                     Restated
Years Ended December 31                       2001           2000          Change         2000          1999          Change
---------------------------------          -----------    -----------    -----------   -----------   -----------   -----------
Pretax Operating Income                    $        97    $        96    $         1   $        96   $       132   $       (36)

Reasons for the change:

Gas commodity and related revenue                                                 44                                       (64)
Gas wholesale and retail services                                                  8                                         4
Operation and maintenance                                                        (30)                                        9
Gas deliveries                                                                   (21)                                       17
General taxes and depreciation                                                    --                                        (2)
                                                                         -----------                               -----------

Total change                                                             $         1                               $       (36)
                                                                         ===========                               ===========

For the year 2001 as compared to 2000, the gas commodity cost and related revenues increased primarily as a result of the absence of a $45 million regulatory liability recorded in 2000 that did not exist in 2001. This liability was due to the increased cost of gas, which was significantly above the commodity rate being collected from Consumers' gas customers. The recording of this $45 million liability reduced revenue for the year 2000. Since April 2001, Consumers is back on a fully recoverable GCR factor, which results in no gain or loss on the commodity portion of the tariff rate. Wholesale and retail services increased, principally due to growth in the appliance service plan program. Operation and maintenance cost increases reflect additional focus on customer reliability and service. Gas delivery revenues reflect a significant decrease due to warmer temperatures compared to the 2000 heating season and a reduction due to the economic slowdown in 2001. Gas system deliveries, including miscellaneous transportation, totaled 367 bcf, a decrease of 43 bcf or 10 percent compared with 2000.

For the year 2000 as compared to 1999, the gas commodity cost and related revenue decreased primarily as a result of recording the regulatory liability related to increased gas costs in 2000. The increase in gas costs were significantly above the gas commodity rate being collected from Consumers' gas customers. Operation and maintenance cost decreased due to control of employee benefit costs. System deliveries, including miscellaneous transportation, totaled 410 bcf, an increase of 21 bcf or five percent compared with 1999. The increased deliveries reflect colder temperatures during the fourth quarter of 2000.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers' principal source of liquidity is from cash derived from operating activities involving the sale and transportation of natural gas and the generation, delivery and sale of electricity. For 2001 and 2000, cash from operations totaled $518 million and $515 million, respectively. The $3 million increase resulted primarily from a $327 million increase in cash collected from customers and related parties, offset by a $248 million use of cash to increase natural gas inventories and $76 million of other temporary changes in working capital items due to timing of cash receipts and payments. Consumers primarily uses cash derived from operating activities to maintain and expand electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Short-Term Financing and Capitalization for additional details about this source of funds.

                                                        Consumers Energy Company



INVESTING ACTIVITIES: For 2001 and 2000, cash used for investing activities totaled $803 million and $604 million, respectively. The change of $199 million is primarily for capital expenditures to comply with the Clean Air Act and to purchase nuclear fuel.

FINANCING ACTIVITIES: For 2001 and 2000, cash provided by financing activities totaled $281 million and $92 million, respectively. The change of $189 million is primarily the result of $55 million decrease in the payment of common stock dividend, $121 million net proceeds from the sale of Trust Preferred Securities, $130 million increase in net proceeds from Senior notes issued and $459 million net proceeds from the issuance of Securitization Bonds, offset by a $176 million net decrease in notes payable and $392 million increase in retirement of bonds and other long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS: Consumers' use of long-term contracts for the purchase of commodities and services, the sale of its accounts receivables, and operating leases are considered to be off-balance sheet arrangements. Consumers has responsibility for the collectability of the accounts receivables sold, and the full obligation of its leases become due in case of lease payment default. Consumers uses these off-balance sheet arrangements in its normal business operations.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS: The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information about these obligations, see Note 2, Uncertainties, Note 3, Short-Term Financing and Capitalization, the Consolidated Statements of Long-Term Debt, and Note 8, Leases.

Contractual Obligations                                                                                         In Millions
---------------------------------------------------------------------------------------------------------------------------
                                                                             Payments Due (Restated)
                                                    -----------------------------------------------------------------------
Years Ended December 31                  Total         2002           2003         2004           2005      2006 and beyond
--------------------------------      -----------   -----------   -----------   -----------   -----------   ---------------
On-balance sheet:
   Long-term debt                     $     2,735   $       263   $       634   $        28   $       170       $     1,640
   Notes payable                              416           416            --            --            --                --
   Capital lease obligations (a)              112            35            19            17            16                25
Off-balance sheet:
   Headquarters building (a)                   49            36            13            --            --                --
   Operating leases                            84            12            11             8             6                47
   Sale of accounts receivable                334           334            --            --            --                --
   Unconditional purchase
     Obligations                           17,704         1,115           945           787           781            14,076
                                      -----------   -----------   -----------   -----------   -----------       -----------


(a) The headquarters building capital lease is estimated to be $65 million, of which $16 million of the construction obligation has been incurred and recorded on Consumers' balance sheet as of December 31, 2001.

Unconditional purchase obligations are for natural gas and electricity and represent normal business operating contracts used to assure adequate supply and minimize exposure to market price fluctuations.

Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $45 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. See Electric Utility Results of Operations above,
Note 2, Uncertainties, "Power Supply Costs" and "The Midland Cogeneration Venture",

                                                        Consumers Energy Company


and Note 11, Summarized Financial Information of Significant Related Energy Supplier, for further information concerning power supply costs. See Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Related-Party Transactions" for additional details concerning related party transactions.

Commercial Commitments                                                                             In Millions
--------------------------------------------------------------------------------------------------------------------------------
                                                                Commitment Expiration (Restated)
                                           -------------------------------------------------------------------------------------
Years Ended December 31                       Total         2002          2003          2004          2005       2006 and beyond
--------------------------------------     ------------  ------------  -----------   -----------   -----------   ---------------
Off-balance sheet:
   Indemnities                             $        14            --            --            --            --   $            14
   Letters of Credit                                 6             6            --            --            --                --
                                           ===========   ===========   ===========   ===========   ===========   ===============

Consumers has $300 million credit facilities, $215 million aggregate lines of credit and a $450 million trade receivable sale program in place as anticipated sources of funds to fulfill its currently expected capital expenditures. For further information about this source of funds see Note 3, Short-Term Financing and Capitalization.

OUTLOOK

CAPITAL EXPENDITURES OUTLOOK

Over the next three years, Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments. Consumers prepares these estimates for planning purposes and may revise them.

                                                                                 In Millions
                                                     ---------------------------------------
                                                      Restated      Restated
Years Ended December 31                                 2002          2003          2004
--------------------------------------------------   -----------   -----------   -----------
Construction                                         $       588   $       548   $       540
Nuclear fuel lease                                             9             0            28
Capital leases other than nuclear fuel (c)                    61            35            22
                                                     -----------   -----------   -----------

                                                     $       658   $       583   $       590
                                                     ===========   ===========   ===========

Electric utility operations (a)(b)(c)                $       467   $       412   $       440
Gas utility operations (a)(c)                                191           171           150
                                                     -----------   -----------   -----------

                                                     $       658   $       583   $       590
                                                     ===========   ===========   ===========

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 2, Uncertainties.

(c) These amounts have been restated only to include the amount related to the capital lease for Consumers' new headquarters building.

                                                        Consumers Energy Company


ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities.

COMPETITION AND REGULATORY RESTRUCTURING: Regulatory changes and other developments have resulted and will continue to result in increased competition in the electric business. Generally, increased competition threatens Consumers' share of the market for generation services and can reduce profitability. Competition is increasing as a result of the introduction of retail open access in the state of Michigan pursuant to the enactment of Michigan's Customer Choice Act, and therefore, alternative electric suppliers for generation services have entered Consumers' market. The Customer Choice Act allows all electric customers to have the choice of buying electric generation service from an alternative electric supplier as of January 1, 2002. To the extent Consumers experiences "net" Stranded Costs as a result of customers switching to an alternative electric supplier, the Customer Choice Act provides for the recovery of such related "net" Stranded Costs through a surcharge that would be paid by those customers that choose to switch to an alternative electric supplier.

Stranded and Implementation Costs: The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from retail and wholesale customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost surcharge. Even though the MPSC ruled that the Stranded Cost surcharge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of assets determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and will be making future "net" Stranded Cost filings with the MPSC in March or April of 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

Between 1999 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $75 million, incurred between 1997 and 2000. Consumers received final orders that granted recovery of $41 million of restructuring implementation costs for the years 1997 through 1999, and disallowed recovery of $10 million, based upon a conclusion that this amount did not represent costs incremental to costs already reflected in rates. Consumers expects to receive a final order for the 2000 restructuring implementation costs in 2002. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total restructuring implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable costs. For the year 2001, Consumers incurred, and deferred as a regulatory asset, an additional $8 million in implementation costs for which an application for recovery will be filed with the MPSC in 2002. In addition, Consumers has recorded as a regulatory asset $9 million for the cost of money associated with restructuring implementation costs. Consumers believes the restructuring implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

                                                        Consumers Energy Company


Rate Caps: The Customer Choice Act imposes certain limitations on rates that could result in Consumers being unable to collect customer rates sufficient to fully recover its cost of conducting business. Some of these costs may be beyond Consumers' ability to control. In particular, if Consumers needs to purchase power supply from wholesale suppliers during the period when retail rates are frozen or capped, the rate restrictions imposed by the Customer Choice Act may make it impossible for Consumers to fully recover the cost of purchased power through the rates it charges its customers. As a result, it is not certain that Consumers can maintain its profit margins in its electric utility business during the period of the rate freeze or rate caps.

Industrial Contracts: In response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with certain of its largest industrial customers to provide electricity to certain of their facilities at specially negotiated prices. The MPSC approved these special contracts as part of its phased introduction to competition. During the period from 2001 through 2005, either Consumers or these industrial customers can terminate or restructure some of these contracts. As of December 2001, neither Consumers nor any of its industrial customers have terminated or restructured any of these contracts, but some contracts have expired by their terms. Outstanding contracts involve approximately 510 MW of customer power supply requirements. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result could affect Consumers' retail gas business, the marketing of unregulated services and equipment to customers in Michigan, and internal transfer pricing between Consumers' departments and affiliates. The new code of conduct was recently reaffirmed without substantial modification, and will become operationally effective after the MPSC reviews and approves a utility's compliance plans and requests for waivers. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers has filed a compliance plan in accordance with the code of conduct, and has sought waivers to the code of conduct with respect to utility activities that provide approximately $50 million in annual revenues that may be restricted. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings or the MPSC rules on the waivers.

Energy Policy: Uncertainty exists with respect to the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in Congress in recent years have sought to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or legislation restructuring the electric industry, then that legislation could potentially affect or even supercede state regulation.

Transmission: In 1999, in part because of the provisions of certain policy pronouncements by the FERC designed to encourage utilities to either transfer operating control of their transmission facilities to an RTO or sell their transmission facilities to an independent company, Consumers joined a coalition of companies known as the Alliance companies for the purpose of creating a FERC-approved RTO. In December 2001, the FERC denied the RTO plan submitted by the Alliance companies and ordered the Alliance companies to explore membership in the Midwest ISO, whose RTO plan was approved by the FERC. Membership in the Midwest ISO could potentially increase Consumers' costs during the period of the rate freeze or rate caps where Consumers could not raise retail electric rates in Michigan. Consumers and METC are evaluating their options regarding RTO membership as a result of the December 2001 FERC order.

In January 2001, the FERC granted Consumers' application to transfer ownership and control of its electric transmission facilities to METC, and in April 2001 the transfer took place. In October 2001, Consumers

                                                        Consumers Energy Company


executed an agreement to sell METC for approximately $290 million, depending on the final date of the sale, to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and the transaction is subject to approval by various federal agencies. Consumers is not providing any financial or credit support to Trans-Elect, Inc. in connection with the purchase of METC. Proceeds from the sale of METC will be used to improve Consumers' balance sheet. Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset that it cannot control. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH and the loss of a return on the transmission assets upon the sale of METC to MTH. Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 2005, and will be subject to FERC ratemaking thereafter. Consumers, through METC, will continue to own and operate the transmission system until the companies meet all conditions of closing, including approval of the transaction by the FERC. In February 2002, MTH and Consumers received conditional approval of the transaction from the FERC. Consumers and Trans-Elect, Inc. have petitioned for rehearing to resolve certain remaining issues. Trans-Elect, Inc. has also submitted filings to the FERC designed to bring it into the Midwest ISO and to establish rates to be charged over the Trans-Elect, Inc. owned system. Final regulatory approvals and operational transfer are expected to take place in the first or second quarter of 2002; however, Consumers can make no assurances as to when or whether the transaction will be completed. For further information, see Note 2, Uncertainties, "Electric Rate Matters - Transmission Business."

Consumers cannot predict the outcome of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards applicable to Consumers and other Michigan distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the proposed performance standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. Consumers will continue to participate in this process. Consumers cannot predict the outcome of the proposed performance standards or the likely effect, if any, on Consumers.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings."

NUCLEAR MATTERS: In June 2001, an unplanned outage began at Palisades that negatively affected power supply costs in the third and fourth quarter of 2001. On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components. In December 2001, installation of the new components was completed and the plant returned to service on January 21, 2002. For further information and material changes relating to nuclear matters, see Note 2, Uncertainties, "Other Electric Uncertainties - Nuclear Matters."

                                                        Consumers Energy Company



UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for compliance with the Clean Air Act; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of the Palisades plant by NMC;
4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and initiatives undertaken to reduce exposure to electric price increases for purchased power; 6) the restructuring of the MEPCC and the termination of joint merchant operations with Detroit Edison; 7) Consumers' ability to sell wholesale power at market-based rates; 8) the recovery of electric restructuring implementation costs; 9) sufficient reserves for OATT rate refunds; and 10) the effects of derivative accounting and potential earnings volatility. For further information about these trends or uncertainties, see Note 2, Uncertainties.

GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers anticipates gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average of about one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, alternative electric costs, changes in competitive and economic conditions, and the level of natural gas consumption per customer.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and is now requesting a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million distribution service rate increase. See Note 2, Uncertainties "Gas Rate Case" for further information.

UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The subject is likely to remain the topic of further study by the utilities in 2002 and under further consideration by the MPSC. Consumers cannot predict the outcome of unbundling costs on its financial results and conditions.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; and 4) market and regulatory responses to increases in gas costs. For further information about these uncertainties, see
Note 2, Uncertainties.

                                                        Consumers Energy Company


OTHER OUTLOOK

TERRORIST ATTACKS: Since the September 11, 2001 terrorists attack in the United States, Consumers has increased security at all facilities and over its infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. As a result, Consumers anticipates increased operating costs related to security after September 11, 2001 that could be significant. Consumers would attempt to seek recovery of these costs from its customers.

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

PENSION AND OPEB COSTS: Consumers provides post retirement benefits under its Pension Plan, and post retirement health and life benefits under its OPEB plan to substantially all its employees. Pension and OPEB plan assets, net of contributions, have reduced in value from the previous year due to a downturn in the equities market. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next few years unless market performance improves. Consumers anticipates pension expense and OPEB expense to rise in 2002 by approximately $10 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to underperformance of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Health care cost decreases gradually under the assumptions used in the OPEB plan from current levels through 2009; however, Consumers cannot predict the impact that interest rates or market returns will have on pension and OPEB expense in the future. For further information, see Note 7, Retirement Benefits.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results may be affected by a number of new accounting standards that have recently been issued which are discussed below.

SFAS NO. 141, BUSINESS COMBINATIONS: SFAS No. 141, issued in July 2001, requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141, effective July 1, 2001, will result in Consumers accounting for any future business combinations under the purchase method of accounting.

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, also issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. When effective, January 1, 2002, the provisions of SFAS No. 142 will have no impact on Consumers' consolidated results of operations or financial position.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity would capitalize an offsetting amount by increasing the carrying amount

                                                        Consumers Energy Company


of the related long-lived asset. Over time, the liability is accreted to its present value while the capitalized cost is depreciated over the useful life of the related asset. Consumers is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121, and APB Opinion No. 30. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Consumers accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS No. 144, but will not change the accounting used for previous asset impairments or disposals.

DERIVATIVE IMPLEMENTATION GROUP ISSUES: In December 2001, the FASB issued revised guidance for DIG Statement No. C15 and in October 2001, issued final guidance for DIG Statement No. C16. These issues are effective April 1, 2002, however, early application is permitted for DIG Statement No. C15, and Consumers chose to implement the effects of this issue as of December 31, 2001. Upon initial adoption of the revised guidance in DIG Statement No. C15, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. Consumers has completed its study of DIG Statement No. C16, and has determined that this issue will not affect the accounting for its fuel supply contracts. For further information, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Implementation of New Accounting Standards" and Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities."

DERIVATIVES AND HEDGES

MARKET RISK INFORMATION: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

Consumers uses various derivative instruments, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that any losses incurred on derivative instruments used to hedge risk would be offset by an opposite movement in the value of the hedged risk. Consumers enters into all derivative instruments for purposes other than trading.

Derivative instruments may be subject to derivative and hedge accounting in accordance with SFAS No. 133. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

                                                        Consumers Energy Company


Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties.

In accordance with SEC disclosure requirements, Consumers performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon a hypothetical 10 percent adverse change in market rates or prices. Consumers determines fair value based upon mathematical models using current and historical pricing data. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks; therefore, Consumers relies on the experience and judgment of its senior management to revise strategies and adjust positions, as it deems necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market rates or prices exceed the ten percent shift used for the analyses.

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap and rate lock agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of December 31, 2001 and 2000, Consumers had entered into floating-to-fixed interest rate swap agreements for a notional amount of $75 million and $300 million, respectively. As of December 31, 2001 and 2000, Consumers had outstanding $1.189 billion and $843 million of variable-rate debt, respectively. At December 31, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' exposure to earnings, before tax on its variable rate debt, would be $2 million and $5 million, respectively. As of December 31, 2001 and 2000, Consumers had outstanding long-term fixed-rate debt including fixed-rate swaps of $2.807 billion and $2.583 billion, respectively, with a fair value of $2.805 billion and $2.515 billion, respectively. As of December 31, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $144 million and $133 million to the fair value of these instruments, respectively, if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or cash flows.

COMMODITY MARKET RISK: Consumers enters into, for purposes other than trading, electricity and gas fuel for generation call options and swap contracts. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet its customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas.

As of December 31, 2001 and 2000, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $15 million and $126 million, respectively. At December 31, 2001 and 2000, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $3 million and $16 million, respectively. As of December 31, 2001 and 2000, Consumers had an asset of $48 million and $86 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred.

EQUITY SECURITY PRICE RISK: Consumers has a less than 20 percent equity investment in CMS Energy. At December 31, 2001 and 2000, a hypothetical 10 percent adverse change in market price would have resulted in an $8 million and $11 million change in its equity investment, respectively. This instrument is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

                                                        Consumers Energy Company


For further information on market risk and derivative activities, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Risk Management Activities and Derivative Transactions" and "Implementation of New Accounting Standards", Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities", and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

OTHER

CHANGE IN PAID PERSONAL ABSENCES PLAN: During the first and third quarters of 2000, Consumers implemented the results of a change in its paid personal absences plan, in part due to provisions of a new union labor contract. The change resulted in employees receiving the benefit of paid personal absence immediately at the beginning of each fiscal year, rather than earning it in the previous year. The change for non-union employees affected the first quarter of 2000. The change for union employees affected the third quarter of 2000. The total effect of these one-time changes decreased operating expenses by $16 million collectively, and increased earnings, net of tax, by $6 million in the first quarter and $4 million in the third quarter.

SUBSEQUENT EVENTS

Subsequent to December 31, 2001, a number of material events have occurred. These events have been disclosed in Consumers' quarterly filings on Form 10-Q, Form 8-K's or otherwise, during the years 2002 and 2003. Below is a summary of these events:

CHANGE IN EXECUTIVE OFFICERS

Subsequent to March 1, 2002, certain changes have occurred in Consumers' executive officers. On May 24, 2002, the Board of Directors of Consumers elected Kenneth Whipple as Chairman of the Board and Chief Executive Officer; on June 27, 2002, S. Kinnie Smith, Jr. was elected Vice Chairman of the Board; on July 22, 2002, Thomas J. Webb was elected Executive Vice President and Chief Financial Officer; on August 2, 2002, John F. Drake was elected Senior Vice President and on December 6, 2002, Michael T. Monahan and Joseph F. Paquette, Jr. joined the Board of Directors of Consumers.

LIQUIDITY AND CAPITAL RESOURCES

Consumers' liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. Consumers has historically met its consolidated cash needs through its operating and financing activities including access to bank financing and the capital markets. During 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers also has approximately $734 million of publicly issued and credit facility debt maturing in 2003.

Consumers is addressing its near-to-mid-term liquidity and capital requirements primarily through reduced capital expenditures. Consumers believes that its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including the approximate $734 million of debt maturities in 2003. Consumers also plans to enter into additional long-term debt financing in 2003.

During the summer months, Consumers purchases natural gas and stores it for resale primarily during the winter heating season. Recently the market price for natural gas has increased. If continued, this price increase could impose liquidity needs beyond what is anticipated for 2003. Although Consumers' natural gas purchases are recoverable from its customers, the amount paid for natural gas stored as inventory could require additional liquidity due to the timing of when those costs are recovered.

                                                        Consumers Energy Company


In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. The rating downgrade is purported to be largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round-trip trading investigations and lawsuits, the special board committee investigation, restatement and re-audit of 2000 and 2001 financial statements, and uncertain future access to the capital markets.

As a result of certain of these rating agency downgrades, some commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is addressing these issues as required.

As a result of the restatement, ratings downgrades and related changes in its financial situation, Consumers' access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. In the event Consumers is unable to access bank financing or the capital markets to incur or refinance indebtedness, there could be a material adverse effect on Consumers' liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a special committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The special committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The special committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The special committee also made recommendations designed to prevent any reoccurrence of this practice, some of which have already been implemented, including the termination of the speculative trading business and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the United States Attorney's Office for the Southern District of New York and from the United States Attorney's Office for the Southern District of Texas regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. The cases have been consolidated into a single lawsuit. Consumers intends to vigorously defend against this action. Consumers cannot predict the outcome of this litigation.

                                                        Consumers Energy Company


ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under the ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

RESTATEMENT: In February 2003, Ernst & Young completed its re-audit of Consumers consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. Consumers has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. Therefore, the consolidated financial statements for 2001 and 2000 have been restated from amounts previously reported. A summary of the principal effects of the restatement on Consumers' consolidated financial statements for 2001 and 2000 is contained in Note 12, Restatement, of Consumers' consolidated financial statements.

As a result of Consumers restating its financial statements, Consumers was unable to deliver September 30, 2002 financial statements to lenders as required under certain bank lending arrangements. On November 26, 2002, Consumers received approval from its various bank groups to waive delivery of financial statements for the period ended September 30, 2002. The waiver expires on the earlier of delivery of such statements or February 28, 2003. Consumers intends to provide these statements to its various bank groups prior to February 28, 2003.

FINANCING: At September 30, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for purposes of refinancing or refunding existing long-term securities, $690 million for general corporate purposes, and $900 million of first mortgage bonds to be issued solely as security for the long-term securities.

On July 12, 2002, Consumers reached agreement with its lenders on two credit facilities as follows: a $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002, as well as various credit lines aggregating $200 million. At September 30, 2002, a total of $535 million was outstanding under these facilities. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers' first mortgage bonds and are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings.

As of September 2002, Consumers also had a $225 million term loan of which $84 million was outstanding. Consumers' $250 million revolving credit facility has, as of November 30, 2002, an effective interest rate of 4.8 percent, although the rate may fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. The interest rate on the $300 million term loan has an effective interest rate of 8.2 percent as of November 30, 2002, which may also fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. Consumers' bank and legal fees associated with arranging the facilities in July 2002 were $6 million.

The credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

                                                        Consumers Energy Company


Required Ratio                                      Limitation                     Ratio at September 30, 2002
--------------                               --------------------------           ------------------------------
Debt to Capital Ratio (a)                    Not more than 0.65 to 1.00                             0.53 to 1.00
Interest Coverage Ratio (a)                    Not less than 2.0 to 1.0                             3.36  to 1.0

(a) Violation of this ratio would constitute an event of default under the facilities which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

Also pursuant to restrictive covenants in the new facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $190 million in common stock dividends to CMS Energy. Consumers declared and paid $208 million in common stock dividends in 2002.

In addition, Consumers has, through its wholly owned subsidiary Consumers Receivables Funding, a $325 million trade receivables sale program in place. These anticipated sources of funds are for general corporate purposes and currently expected capital expenditures. At September 30, 2002, the receivables sold totaled $325 million. Accounts receivable and accrued revenue in the consolidated balance sheets have been reduced to reflect receivables sold.

In October 2002, Consumers simultaneously entered into a new term loan agreement collateralized by first mortgage bonds and a new gas inventory term loan agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the agreements. In November 2002, Consumers paid $80 million on the gas inventory loan and drew $85 million under the term loan agreement. The bank and legal fees associated with the agreements were $2 million. The first amortization payment under these agreements occurred in December 2002 with monthly amortization payments scheduled until full repayment is completed in mid-April of 2003. This financing eliminated the need for Consumers to access the capital markets for the remainder of 2002.

Consumers' debt maturities for 2003 include $277 million of long-term debt, the $250 million revolving credit facility and an estimated remaining balance of $207 million on the new gas inventory term loan agreement. Consumers plans to, at a minimum, refinance $500 million of the maturing debt and to put in place a new gas inventory financing facility. Replacing maturing debt with new financing is subject, in part, to capital market acceptance and receptivity to utility industry securities in general and to Consumers' securities issuances in particular. Consumers cannot guarantee the capital market's acceptance of its securities or predict the impact of the restatement of its consolidated financial statements on such acceptance and is exploring other financing options which may include, but are not limited to, first mortgage bond collateralized bank term loans and inventory collateralized bank term loans.

ACCOUNTING FOR PENSION AND OPEB

Consumers provides postretirement benefits under its Pension Plan, and postretirement health and life benefits under its OPEB plans to substantially all its retired employees. Consumers uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. The Pension Plan includes amounts for employees of CMS Energy and non-utility affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan will be transferred with the sale of Panhandle. At the closing of the sale, all employees of Panhandle will be terminated and the Pension Plan will retain pension payment obligations under the Pension Plan for the terminated Panhandle employees that are vested under the Pension Plan. As of January 2002, OPEB plan claims are paid from the VEBA Trusts.

                                                        Consumers Energy Company


Pension Plan and OPEB plan assets, net of contributions, have been reduced in value from the previous year due to the downturn in the equities market, and a decrease in the price of CMS Energy Common Stock held by the plans. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next several years unless market performance of plan assets improves. Consumers anticipates its allocated share of pension expense and OPEB expense to rise in 2002 by approximately $8 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels, and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Under the OPEB plans' assumptions, health care costs increase at a slower rate from current levels through 2009; however, Consumers cannot predict the impact that future health care costs and interest rates or market returns will have on pension and OPEB expense in the future.

The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. The estimated fair value of the Pension Plan assets at December 31, 2002 was $607 million. The Accumulated Benefit Obligation was estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002, and as a result, Consumers and the other participants were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Consumers was $325 million, of which $40 million was recorded as an intangible asset, and $285 million was charged to other comprehensive income ($185 million after-tax).

As of December 31, 2001, the balance of Pension Plan and OPEB plan assets was $845 million and $475 million respectively. These amounts consisted primarily of stocks and bonds, including CMS Energy Common Stock of $126 million in the Pension Plan assets and $3 million in the OPEB plan assets at December 31, 2001. As of January 31, 2003, the market value of CMS Energy Common Stock in these plans was $30 million in the Pension Plan and $1 million in the OPEB plan.

In January 2002, Consumers' portion of contributions made to the plans' trust accounts was $62 million. This amount represents $47 million for pension related benefits and $15 million for postretirement health care and life insurance benefits. In June 2002, September 2002, and December 2002, Consumers made additional contributions, in the amount of $22 million, $18 million, and $18 million respectively, for postretirement health care and life insurance benefits. Consumers expects similar contributions for postretirement health care and life insurance benefits will be made in 2003, 2004, and 2005. Consumers expects its share of additional contributions for the Pension Plan to be approximately $158 million in the third quarter of 2003, $209 million in 2004, and $24 million in 2005.

In order to keep health care benefits and costs competitive, Consumers has announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that Consumers' future increases in health care costs will be shared with employees.

Consumers also provides retirement benefits under a defined contribution 401(k) plan. Consumers previously offered an employer's contribution match of 50 percent of the employee's contribution up to six percent (three percent maximum), as well as an incentive match in years when Consumers' financial performance exceeded targeted levels. Effective September 1, 2002, the employer's match was suspended until January 1, 2005, and the incentive match was permanently eliminated. The amount charged to expense for the employer's match for 2002 was $8 million. Amounts charged to expense for the employer's match and incentive match during 2001 were $12 million and $8 million, respectively.

                                                        Consumers Energy Company



CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following revised capital expenditures, including new lease commitments, as of December 31, 2002 by expenditure type and by business segments during 2002 through 2004. Consumers prepares these estimates for planning purposes and may revise them.

                                                                               In Millions
                                                ------------------------------------------
Years Ended December 31                             2002          2003            2004
---------------------------------------------   ------------   ------------   ------------
Construction                                    $        561   $        424   $        520
Nuclear fuel                                               1             33             32
Other capital leases                                      55             28             23
                                                ------------   ------------   ------------

                                                $        617   $        485   $        575
                                                ============   ============   ============

Electric utility operations (a)(b)              $        436   $        341   $        408
Gas utility operations (a)                               181            144            167
                                                ------------   ------------   ------------

                                                $        617   $        485   $        575
                                                ============   ============   ============

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 2, Uncertainties.

ELECTRIC OUTLOOK

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects to incur significant costs for future environmental compliance, especially compliance with clean air laws.

In 1998, the EPA issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA final regulations in December 2002 and will be submitting these rules for approval to the EPA in the first quarter of 2003. In addition, the EPA has also issued additional final regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of September 2002, Consumers has incurred $372 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between the remainder of 2002 and 2009. Additionally, Consumers will supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to be $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the standards. These and other required environmental expenditures, if not recovered in Consumers' rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

STRANDED AND IMPLEMENTATION COSTS: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In

December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 were also made subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers, in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference was the exclusion of all costs associated with expenditures required by the Clean Air Act as ordered by the MPSC. Consumers, in a separate filing, has requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of stranded costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 stranded cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. The request for regulatory asset accounting treatment for Clean Air Act expenditures remains pending before the MPSC.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                                                   In Millions
Year Filed          Year Incurred         Requested           Pending             Allowed           Disallowed
----------          -------------         ---------           -------             -------           ----------

1999                  1997 & 1998               $20             $ --                  $15               $  5
2000                         1999                30               --                   25                  5
2001                         2000                25               --                   20                  5
2002                         2001                 8                8                   --                 --


The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown, as of September 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money should be fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will finally approve as allowable costs.

Consumers is also pursuing recovery, through the MISO of approximately $7 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO. However, Consumers cannot predict the amounts it will be reimbursed by the MISO.

CODE OF CONDUCT: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. In October 2002, the MPSC denied waivers for three programs that provide approximately $32 million in revenues. The waivers denied included all those associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers has filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In December 2002, Consumers also filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan. The MPSC has issued a notice inviting comments on this request. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct.

TRANSMISSION: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system for sale rather than own and invest in an asset it could not control. In May 2002, Consumers sold its electric transmission system for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers anticipates that its after-tax earnings will increase by approximately $17 million in 2002, due to the recognition of a $26 million one time gain on the sale of the electric transmission system. This one time gain is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

Under the agreement with MTH, and subject to certain additional RTO surcharges, contract transmission rates charged to Consumers will be fixed at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO.

Consumers is a customer of AEP, holding 500 MW of transmission service reservations through the AEP transmission system. AEP recently indicated its intent to turn control of its transmission system over to the PJM RTO and become part of the PJM market on May 1, 2003, which requires approval by FERC. This will require current AEP customers to become members of, and resubmit reservation requests to, PJM. Consumers filed an intervention requesting clarification in January 2003. Upon FERC's approval of this transfer, Consumers will complete the application process to join PJM.

In July 2002, the FERC issued a 600-page notice of proposed rulemaking on standard market design for electric bulk power markets and transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power system. The proposed rulemaking is primarily designed to correct perceived problems in the electric transmission industry. Consumers sold its electric transmission system in 2002, but is a transmission customer. The financial impact to Consumers is uncertain, but the final standard market design rules could significantly increase delivered power costs to Consumers and the retail electric customers it serves. Consumers has filed comments with the FERC in general opposition to the proposal.

There are multiple proceedings pending before the FERC regarding transitional transmission pricing mechanisms intended to mitigate the revenue impact on transmission owners resulting from the elimination of "Rate Pancaking". "Rate Pancaking" represents the application of the transmission rate of each individual transmission owner whose system is utilized on the scheduled path of an energy delivery and its elimination could result in "lost revenues" for transmission owners. It is unknown what mechanism(s) may result from the proceedings currently pending before the FERC, and as such, it is not possible at this time to identify the specific effect on Consumers. It should be noted, however, that Consumers believes the results of these proceedings could also significantly increase the delivered power costs to Consumers and the retail electric customers it serves.

Similarly, other proceedings before the FERC involving rates of transmission providers of Consumers could increase Consumers' cost of transmitting power to its customers in Michigan. As RTOs develop and mature in Consumers' area of electrical operation, and those RTOs respond to FERC initiatives concerning the services they must provide and the systems they must maintain, Consumers believes that there is likely to be an upward cost trend in transmission used by Consumers, ultimately increasing the delivered cost of power to Consumers and the retail electric customers it serves. The specific financial impact on Consumers of such proceedings and trends are not currently quantifiable.

In addition to the potential cost impacts identified above, Consumers is evaluating whether or not there may be impacts on electric reliability associated with the outcomes of these various transmission related proceedings. Consumers cannot assure that all risks to reliability can be avoided.

DERIVATIVE ACCOUNTING: Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market in the state of Michigan, as defined by SFAS No. 133, and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact on earnings related to these contracts, particularly related to the PPA, could be material to the financial statements.

GAS OUTLOOK

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million annual gas distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual gas distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in gas distribution service revenues under bond and subject to refund. On November 7, 2002, the MPSC issued a final order approving a $56 million annual gas distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 8, 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements.

OTHER OUTLOOK

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million, of which Consumers received $174 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $13 million. CMS Energy also had to write-off $40 million of additional tax credits. This tax credit write-off and the reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of December 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $25 million was allocated to Consumers.

TERRORIST ATTACKS: Since the September 11, 2001 terrorists attack in the United States, Consumers has increased security at all facilities and over its infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. As a result, Consumers anticipates increased operating costs related to security after September 11, 2001 that could be significant. Consumers would attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. On February 5, 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

OTHER MATTERS

NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. When the liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the initial liability is accreted to its present value each period and the capitalized cost is depreciated over the related asset's useful life. Consumers has determined that it has some legal asset retirement obligations, particularly in regard to its nuclear plants, but has not as yet finalized its assessment of the obligation. Once Consumers' assessment is finalized, its removal cost estimate will be determined based on fair value cost estimates as required by the new standard. The fair value of the legal retirement obligations will be present valued and used to quantify the effects of adoption of this standard.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Consumers believes there will be no impact on its financial statements upon adoption of the standard.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. Consumers believes there will be no impact on its financial statements upon adoption of the standard.

SFAS NO, 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Consumers has decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Therefore Consumers will record expense for the fair value of stock options issued in 2002. The implementation will have an immaterial effect on its financial statements upon adoption of the method.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: Issued by the FASB in November 2002, the interpretation elaborates on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. Consumers will be required to recognize a liability for any guarantees it may issue after January 1, 2003, but will not change the accounting for guarantees it may have issued before that date.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Consumers, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Consumers will be required to consolidate any entities that meet the requirements of the interpretation. Consumers is in the process of studying the interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

                       This page intentionally left blank

CONSOLIDATED STATEMENTS OF INCOME                       CONSUMERS ENERGY COMPANY

                                                                     In Millions

Years Ended December 31                                                            2001         2000         1999
-----------------------                                                           ------       ------       -------
                                                                              (As Restated) (As Restated)
                                                                              (See Note 12) (See Note 12)
OPERATING REVENUE        Electric                                                 $2,633       $2,676       $ 2,667
                         Gas                                                       1,338        1,196         1,156
                         Other                                                        43           63            51
                                                                                  ------       ------       -------
                                                                                   4,014        3,935         3,874
                                                                                  ------       ------       -------

OPERATING EXPENSES       Operation
                           Fuel for electric generation                              330          324           336
                           Purchased power - related parties                         543          534           560
                           Purchased and interchange power                           476          402           297
                           Cost of gas sold                                          707          616           519
                           Cost of gas sold - related parties                        123          103           118
                           Other                                                     625          555           570
                                                                                  ------       ------       -------

                                                                                   2,804        2,534         2,400
                         Maintenance                                                 203          172           174
                         Depreciation and amortization                               339          426           424
                         General taxes                                               187          197           201
                                                                                  ------       ------       -------
                                                                                   3,533        3,329         3,199
                                                                                  ------       ------       -------

PRETAX OPERATING         Electric                                                    349          454           494
INCOME                   Gas                                                          97           96           132
                         Other                                                        35           56            49
                                                                                  ------       ------       -------
                                                                                     481          606           675
                                                                                  ------       ------       -------

OTHER INCOME             Dividends and interest from affiliates                        6           10            11
(DEDUCTIONS)             Accretion income (Note 1)                                    --            2             4
                         Accretion expense (Note 1)                                  (11)          (9)          (14)
                         Other, net                                                    6           (5)           17
                                                                                  ------       ------       -------
                                                                                       1           (2)           18
                                                                                  ------       ------       -------

INTEREST CHARGES         Interest on long-term debt                                  151          141           140
                         Other interest                                               41           44            41
                         Capitalized interest                                         (6)          (2)           --
                                                                                  ------       ------       -------
                                                                                     186          183           181
                                                                                  ------       ------       -------

INCOME BEFORE INCOME TAXES                                                           296          421           512
INCOME TAXES                                                                          97          137           172
                                                                                  ------       ------       -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    199          284           340
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS,
NET OF $6 TAX BENEFIT (NOTE 1)                                                       (11)          --            --
                                                                                  ------       ------       -------

NET INCOME                                                                           188          284           340
PREFERRED STOCK DIVIDENDS                                                              2            2             6
PREFERRED SECURITIES DISTRIBUTIONS                                                    41           34            21
                                                                                  ------       ------       -------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                        $  145       $  248       $   313
                                                                                  ======       ======       =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   CONSUMERS ENERGY COMPANY

                                                                     In Millions

Years Ended December 31                                                                       2001          2000         1999
-----------------------                                                                     -------        ------       ------
                                                                                         (As restated)  (As restated)
                                                                                         (See Note 12)  (See Note 12)

CASH FLOWS FROM       Net income                                                            $   188        $  284       $  340
OPERATING ACTIVITIES    Adjustments to reconcile net income to net cash
                         provided by operating activities
                           Depreciation, depletion and amortization (includes nuclear
                            decommissioning of $6, $39 and $50, respectively)                   339           426          424
                           Deferred income taxes and investment tax credit                      136           (21)           2
                           Capital lease and other amortization                                  20            32           35
                           Cumulative effect of accounting change                                11            --           --
                           Undistributed earnings of related parties (net
                             of dividends, $8, $8 and $10, respectively)                        (30)          (49)         (40)
                           Changes in assets and liabilities
                                Decrease (increase) in accounts receivable
                                  and accrued revenue                                           149          (178)          12
                                Increase (decrease) in accounts payable                          53            19           36
                                Decrease (increase) in inventories                             (307)          (59)           5
                                Regulatory liability - gas customer choice                      (24)           33           --
                                Changes in other assets and liabilities                         (17)           28          (23)
                                                                                            -------        ------       ------

                             Net cash provided by operating activities                          518           515          791
                                                                                            -------        ------       ------

CASH FLOWS FROM       Capital expenditures (excludes assets placed under capital lease)        (745)         (498)        (444)
INVESTING ACTIVITIES  Cost to retire property, net                                             (118)         (125)         (93)
                      Investment in Electric Restructuring Implementation Plan                  (13)          (29)         (32)
                      Investments in nuclear decommissioning trust funds                         (6)          (39)         (50)
                      Proceeds from nuclear decommissioning trust funds                          29            37           43
                      Associated company preferred stock redemption                              50            50           50
                      Other                                                                      --            --            7
                                                                                            -------        ------       ------
                             Net cash used in investing activities                             (803)         (604)        (519)
                                                                                            -------        ------       ------

CASH FLOWS FROM       Retirement of bonds and other long-term debt                             (401)           (9)         (87)
FINANCING ACTIVITIES  Payment of common stock dividends                                        (190)         (245)        (262)
                      Preferred securities distributions                                        (41)          (34)         (21)
                      Payment of capital lease obligations                                      (20)          (32)         (33)
                      Contribution from (return of equity to) stockholder, net                  (14)           --          150
                      Payment of preferred stock dividends                                       (1)           (2)         (10)
                      Retirement of preferred stock                                              --            --         (200)
                      Increase (decrease) in notes payable, net                                  13           189           --
                      Proceeds from preferred securities, net                                   121            --          169
                      Proceeds from senior notes and bank loans                                 355           225           15
                      Proceeds from securitization bonds, net                                   459            --           --
                                                                                            -------        ------       ------
                             Net cash provided from (used in) financing activities              281            92         (279)
                                                                                            -------        ------       ------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENT                                   (4)             3           (7)
                      Cash and temporary cash investments - Beginning of year                   21             18           25
                                                                                            -------        ------       ------
                             End of year                                                    $    17        $   21       $   18
                                                                                            =======        ======       ======

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                                $   169        $ 165        $  168
  Income taxes paid (net of refunds)                                                             56          149           187
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                   $    13        $   4        $    6
  Other assets placed under capital lease                                                        37           15            14
                                                                                            =======        =====        ======

ALL HIGHLY LIQUID INVESTMENTS WITH AN ORIGINAL MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED CASH EQUIVALENTS. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS                             CONSUMERS ENERGY COMPANY

ASSETS                                                               In Millions

December 31                                                                            2001                2000
-----------                                                                       -------------        -------------
                                                                                  (As Restated)        (As Restated)
                                                                                  (See Note 12)        (See Note 12)
PLANT (AT ORIGINAL COST) Electric                                                    $ 7,661               $ 7,241
                         Gas                                                           2,593                 2,503
                         Other                                                            23                    23
                                                                                      ------               -------
                                                                                      10,277                 9,767
                         Less accumulated depreciation, depletion
                          and amortization                                             5,934                 5,768
                                                                                      ------               -------
                                                                                       4,343                 3,999
                         Construction work-in-progress                                   480                   278
                                                                                      ------               -------

                                                                                       4,823                 4,277
                                                                                      ------               -------
INVESTMENTS              Stock of affiliates                                              59                    86
                         First Midland Limited Partnership                               253                   245
                         Midland Cogeneration Venture Limited Partnership                300                   290
                                                                                      ------               -------

                                                                                         612                   621
                                                                                      ------               -------
CURRENT ASSETS           Cash and temporary cash investments at cost, which
                          approximates market                                             17                    21
                         Accounts receivable and accrued revenue, less allowances
                          of $4 in 2001 and $3 in 2000                                   125                   225
                         Accounts receivable - related parties                            18                   117
                         Inventories at average cost
                           Gas in underground storage                                    569                   271
                           Materials and supplies                                         69                    66
                           Generating plant fuel stock                                    52                    46
                         Deferred property taxes                                         144                   136
                         Regulatory assets                                                19                    19
                         Deferred income taxes                                            --                     2
                         Other                                                            14                    13
                                                                                      ------               -------
                                                                                       1,027                   916
                                                                                      ------               -------
NON-CURRENT ASSETS       Regulatory Assets
                           Securitization costs                                          717                   709
                           Postretirement benefits                                       209                   232
                           Abandoned Midland project                                      12                    22
                           Other                                                         167                   168
                         Nuclear decommissioning trust funds                             581                   611
                         Other                                                           173                   220
                                                                                      ------               -------
                                                                                       1,859                 1,962
                                                                                      ------               -------
TOTAL ASSETS                                                                          $8,321               $ 7,776
                                                                                      ======               =======

                                                        CONSUMERS ENERGY COMPANY

STOCKHOLDERS' INVESTMENT AND LIABILITIES                             In Millions

December 31                                                                           2001                  2000
-----------                                                                       -------------         -------------
                                                                                  (As Restated)         (As Restated)
                                                                                  (See Note 12)         (See Note 12)
CAPITALIZATION (NOTE 3)  Common stockholder's equity
                           Common stock                                              $   841               $   841
                           Paid-in capital                                               632                   646
                           Other comprehensive income                                      4                    33
                           Retained earnings since December 31, 1992                     441                   486
                                                                                     -------               -------
                                                                                       1,918                 2,006

                         Preferred stock                                                  44                    44
                         Company-obligated mandatorily redeemable
                          preferred securities of subsidiaries (a)                       520                   395
                         Long-term debt                                                2,472                 2,110
                         Non-current portion of capital leases                            72                    49
                                                                                     -------               -------

                                                                                       5,026                 4,604
                                                                                     -------               -------
CURRENT LIABILITIES      Current portion of long-term debt and capital leases            257                   231
                         Notes payable                                                   416                   403
                         Accounts payable                                                282                   247
                         Accrued taxes                                                   214                   247
                         Accounts payable - related parties                               96                    78
                         Current portion of purchase power contracts                      24                    22
                         Deferred income taxes                                            12                     -
                         Other                                                           247                   240
                                                                                     -------               -------

                                                                                       1,548                 1,468
                                                                                     -------               -------
NON-CURRENT LIABILITIES  Deferred income taxes                                           784                   705
                         Postretirement benefits                                         276                   363
                         Regulatory liabilities for income taxes, net                    276                   246
                         Power purchase agreement- MCV Partnership                        52                    77
                         Deferred investment tax credit                                  102                   109
                         Other                                                           257                   204
                                                                                     -------               -------
                                                                                       1,747                 1,704
                                                                                     -------               -------
                         Commitments and Contingencies (Notes 1, 2, 8, 11 and 13)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                       $ 8,321               $ 7,776
                                                                                     =======               =======

(a) See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF
LONG-TERM DEBT                                         CONSUMERS ENERGY COMPANY

                                                                    In Millions

December 31                          Series (%)   Due                                      2001            2000
-----------                          ----------   ----                                    ------          ------
FIRST MORTGAGE BONDS
                                     6-3/8        2003                                    $  300          $  300
                                     7-3/8        2023                                       208             263
                                                                                          ------          ------

                                                                                             508             563
SENIOR NOTES                         Floating     2001                                        --             125
                                     Floating     2002                                       100             100
                                     6-3/8        2008                                       159             250
                                     6-7/8        2018                                       180             225
                                     6-1/5        2008 (a)                                   250             250
                                     6-1/2        2018 (b)                                   141             200
                                     6-1/2        2028                                       143             145
                                     6-1/4        2006                                       332              --
                                                                                          ------          ------
                                                                                           1,813           1,858

LONG-TERM BANK DEBT                                                                          184             190
POLLUTION CONTROL REVENUE BONDS                                                              126             126
SECURITIZATION BONDS                                                                         469              --
OTHER                                                                                          8              --
NUCLEAR FUEL DISPOSAL (C)                                                                    135             130
                                                                                          ------          ------

PRINCIPAL AMOUNT OUTSTANDING                                                               2,735           2,304
CURRENT AMOUNTS                                                                             (244)           (175)
NET UNAMORTIZED DISCOUNT                                                                     (19)            (19)
                                                                                          ------          ------

TOTAL LONG-TERM DEBT                                                                      $2,472          $2,110
                                                                                          ======          ======

LONG-TERM DEBT MATURITIES                                            In Millions

             Securitization   First Mortgage            Senior          Long-Term
                      Bonds            Bonds             Notes          Bank Debt           Other          Total
             --------------   --------------            ------          ---------           -----          -----
2002                  $  16          $    --             $ 100              $ 127            $  1          $ 244
2003                     27              300               250 (a)             57              --            634
2004                     28               --                --                 --              --             28
2005                     29               --               141 (b)             --              --            170
2006                     30               --               332                 --              --            362
             ==============   ==============            ======          =========           =====          =====

(a) These Notes are subject to a Call Option by the Callholder or a Mandatory Put on May 1, 2003

(b) Senior Remarketed Notes subject to optional redemption by Consumers after June 15, 2005

(c) Due date uncertain (see Note 1)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK              CONSUMERS ENERGY COMPANY

                                                        Optional
                                                      Redemption             Number of Shares          In Millions
December 31                                 Series         Price            2001        2000        2001     2000
-----------                                 ------    ----------          ------      -------     ------    ------
PREFERRED STOCK
     Cumulative, $100 par value,
       authorized 7,500,000 shares,
       with no mandatory redemption          $4.16       $103.25           68,451      68,451       $   7    $   7
                                              4.50        110.00          373,148     373,148          37       37
                                                                                                    -----    -----

TOTAL PREFERRED STOCK                                                                               $  44    $  44
                                                                                                    =====    =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF COMMON
STOCKHOLDER'S EQUITY                                    CONSUMERS ENERGY COMPANY

                                                                     In Millions

Years Ended December 31                                                             2001           2000           1999
-----------------------                                                        -------------   -------------     ------
                                                                               (As Restated)   (As Restated)
                                                                               (See Note 12)   (See Note 12)
COMMON STOCK               At beginning and end of period (a)                     $  841          $  841         $  841
                                                                                  ------          ------         ------

OTHER PAID-IN CAPITAL      At beginning of period                                    646             645            502
                           Capital stock expense                                      --                             (7)
                           Stockholder's contribution                                150              --            150
                           Return of stockholder's contribution                     (164)             --             --
                           Miscellaneous                                              --               1             --
                                                                                  ------          ------         ------
                             At end of period                                        632             646            645
                                                                                  ------          ------         ------

OTHER COMPREHENSIVE INCOME
                           Investments
                             At beginning of period                                   33              37             68
                             Unrealized gain (loss) on investments (b)               (16)             (4)           (31)
                             Reclassification adjustments included in net
                               income (b)                                             (1)             --             --
                                                                                  ------          ------         ------
                               At end of period                                       16              33             37

                           Derivative Instruments
                             At beginning of period (c)                               18              --             --
                             Unrealized gain (loss) on derivative
                              instruments (b)                                        (30)            --             --
                                                                                  ------          ------         ------
                               At end of period                                      (12)             --             --
                                                                                  ------          ------         ------

RETAINED EARNINGS          At beginning of period                                    486             485            434
                           Net income (b)                                            188             284            340
                           Cash dividends declared - Common Stock                   (190)           (247)          (262)
                           Cash dividends declared - Preferred Stock                  (2)             (2)            (6)
                           Preferred securities distributions                        (41)            (34)           (21)
                                                                                  ------          ------         ------
                             At end of period                                        441             486            485
                                                                                  ------          ------         ------

TOTAL COMMON STOCKHOLDER'S EQUITY                                                 $1,918          $2,006         $2,008
                                                                                  ======          ======         ======

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented

(b)  Disclosure of Comprehensive Income:
      Other comprehensive income
        Investments
          Unrealized gain (loss) on investments, net of tax of
             $9, $2 and $17, respectively                                         $  (16)     $   (4)    $  (31)
          Reclassification adjustments included in net income, net of tax of
             $1, $- and $-, respectively                                              (1)         --         --
        Derivative Instruments
          Unrealized gain (loss) on derivative instruments, net of tax of
             $15, $- and $-, respectively                                            (30)         --         --

      Net income                                                                     188         284        340
                                                                                  ------      ------     ------

      Total Comprehensive Income                                                  $  141      $  280     $  309
                                                                                  ======      ======     ======

(c) Cumulative effect of change in accounting principle, as of 1/1/01 and 7/1/01, net of $(9) tax (Note 1)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumers' consolidated financial statements for the years 2001 and 2000 have been restated, as discussed in Note 12, Restatement, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000 of CMS Energy, Consumers' parent company, which included audit work at Consumers.

Except for the addition of Notes 12 and 13, the following notes to the consolidated financial statements have generally only been modified for the effects of the restatement.

1: CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE: Consumers, a subsidiary of CMS Energy, a holding company, is an electric and gas utility company that provides service to customers in Michigan's Lower Peninsula. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

BASIS OF PRESENTATION: The consolidated financial statements include Consumers and its wholly owned subsidiaries. Consumers prepared the financial statements in conformity with generally accepted accounting principles that include the use of management's estimates. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a twenty percent but less than a majority ownership interest and includes these results in operating income.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates and assumptions are also used in the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The recording of estimated liabilities for contingent losses within the financial statements is guided by the principles in SFAS No. 5. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event, and that amount can be reasonably estimated. Consumers has used this accounting principle to record estimated liabilities discussed in Note 2, Uncertainties.

REVENUE RECOGNITION POLICY: Revenues from deliveries of electricity and natural gas, and the storage of natural gas, are recognized as services are provided. Therefore, revenues include the accrual of electricity or gas consumed and/or delivered, but not billed at month-end.

ACCRETION INCOME AND EXPENSE: In 1991, the MPSC allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. Conversely, in 1992, Consumers recorded a loss for the present value of its estimated future underrecoveries of power supply costs resulting from purchases from the MCV Partnership (see Note
2). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss.

                                                        Consumers Energy Company

GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. Beginning October 2000, gas inventory also includes recoverable cushion gas. Consumers records non-recoverable cushion gas in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

MAINTENANCE, DEPRECIATION AND DEPLETION: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility property on straight-line and units-of-production rates approved by the MPSC. For 2001, 2000 and 1999, the composite depreciation rate for electric utility property was 3.1 percent, 3.1 percent and 3.0 percent, respectively. For 2001, 2000 and 1999, the composite rate for gas utility property was 4.4 percent annually. For 2001, 2000 and 1999, the composite rate for other property was
11.2 percent, 10.7 percent, and 8.6 percent, respectively.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Through November 2001, Consumers expensed the interest on leased nuclear fuel as it was incurred. Effective December 2001, Consumers no longer leases its nuclear fuel.

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of December 31, 2001, Consumers has a recorded liability to the DOE of $135 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants; however, certain other utilities are challenging the validity of the settlement. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims. Consumers is evaluating its options with respect to its contract with the DOE.

NUCLEAR PLANT DECOMMISSIONING: In 2001, Consumers collected $6 million from its electric customers for the decommissioning of its Palisades nuclear plant. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In March 2001, Consumers filed updated decommissioning cost estimates for Big Rock and Palisades that were $340 million and $739 million in 2000 dollars, respectively. Using the inflation factors presented in the filing to the MPSC to escalate the estimated decommissioning costs to 2001 dollars, the Big Rock and Palisades estimated decommissioning costs are $346 million and $752 million, respectively. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. On December 31, 2000, Big Rock trusts were fully funded per the March 22, 1999 MPSC order and Consumers discontinued depositing funds in the trust. The December 16, 1999 MPSC order set the annual decommissioning surcharge for Palisades at $6 million a year. In December 2000, the NRC extended the Palisades' operating license to March 2011 and the impact of this extension was included as part of Consumers' March filing with the MPSC. Consumers is required to file the next "Report on the Adequacy of the Existing Annual Provision for Nuclear Plant Decommissioning" (Report) with the MPSC by March 31, 2004.

                                                        Consumers Energy Company

In 1997, Big Rock closed permanently and plant decommissioning began. Consumers estimates that the Big Rock site will be returned to a natural state by the end of 2012 if the DOE begins removing the spent nuclear fuel by 2010. For 2001, Consumers incurred costs of $28 million that were charged to the accumulated depreciation reserve for decommissioning and withdrew $29 million from the Big Rock nuclear decommissioning trust fund. In total, Consumers has incurred costs of $190 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $179 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 2001, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $149 million for Big Rock.

In 1996, Consumers and several wholesale electric customers entered into five-year contracts that fixed their contribution to nuclear decommissioning costs for the term. Since that time, the total estimated decommissioning costs for Big Rock increased substantially over the estimates used to calculate the decommissioning costs in the wholesale contracts. As a result of a reduction in decommissioning trust earnings in August 2001, along with the higher estimated costs of decommissioning, Consumers, in September 2001, expensed approximately $5 million related to this issue to recognize the unrecoverable portion of Big Rock decommissioning costs associated with these customers.

After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. Palisades' current NRC license will expire in 2011 and the trust funds were estimated to have accumulated $921 million, at that time, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2049, the trust funds will have provided $2.5 billion, including trust earnings, to pay for the anticipated expenditures over the entire decommissioning period. At December 31, 2001, Consumers is the beneficiary of the investment in the MPSC nuclear decommissioning trust funds of $423 million for Palisades. In addition, at December 31, 2001, Consumers has a FERC decommissioning trust fund with a balance of approximately $8 million.

UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE: Consumers amortizes premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt over the terms of the respective issues. For the regulated portions of our businesses, if debt is refinanced, Consumers amortizes any unamortized premiums, discounts and expenses over the term of the new debt, as allowed under regulated utility accounting.

RECLASSIFICATIONS: Consumers reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.

RELATED-PARTY TRANSACTIONS: Consumers completed its five-year redemption program of its investment of $250 million in ten shares of Enterprises' preferred stock. The balances as of December 31, 2001 and 2000 were $0 and $50 million, respectively. In addition, Consumers has an investment in 2.4 million shares of CMS Energy Common Stock with a fair value totaling $57 million at December 31, 2001 (see Note 5). In 2001, 2000 and 1999, Consumers received dividends from these two investments totaling $6 million, $10 million, and $11 million, respectively. In 2001, 2000, and 1999, Consumers paid parent company overhead costs to CMS Energy of $11 million, $1 million and $8 million, respectively.

In 2001, 2000 and 1999, Consumers paid $55 million, $51 million and $52 million, respectively, for electric generating capacity and energy from affiliates of Enterprises. From time to time, Consumers purchases a

                                                        Consumers Energy Company

portion of its gas from CMS Oil and Gas and CMS Marketing Services and Trading. In 2001, Consumers did not make a purchase from CMS Oil and Gas. In 2000 and 1999, Consumers purchased $3 million and $19 million, respectively. In 2001, 2000 and 1999, Consumers gas purchases from CMS Marketing Services and Trading were $120 million, $95 million and $70 million, respectively. Consumers pays a portion of its gas transportation costs to Panhandle and its subsidiary Trunkline. In 2001, 2000 and 1999 transportation fees paid were $21 million, $38 million and $33 million, respectively. In 2001, 2000 and 1999, Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $27 million, $26 million and $23 million, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 2 and 11. Other related-party transactions are immaterial.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders and as a result discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71 for the generation portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated transmission and distribution customers. As of December 31, 2001, Consumers had a net investment in electric supply facilities of $1.319 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

SFAS No. 121 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are expected to be recovered through rates over periods of up to 14 years.

                                                        Consumers Energy Company

                                                                      In Millions
                                                       --------------------------
December 31                                               2001            2000
-----------                                            ----------      ----------
Securitization costs (Note 2)                          $      717      $      709
Postretirement benefits (Note 7)                              228             251
Electric Restructuring Implementation Plan                     82              75
Manufactured gas plant sites (Note 2)                          70              63
Abandoned Midland project                                      12              22
Income taxes (Note 4)                                           6              24
Unamortized nuclear costs                                      --               6
DSM - deferred costs                                           --               6
Other                                                          15              18
                                                       ----------      ----------

Total regulatory assets                                $    1,130      $    1,174
                                                       ==========      ==========


Income taxes (Note 4)                                  $     (282)     $     (270)
Gas customer choice                                            (9)            (33)
Other                                                          --              (6)
                                                       ----------      ----------


Total regulatory liabilities                           $     (291)     $     (309)
                                                       ==========      ==========

In October 2000, Consumers received an MPSC order authorizing Consumers to securitize certain regulatory assets up to $469 million, net of tax, see Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring". Accordingly, in December 2000, Consumers established a regulatory asset for Securitization costs of $709 million, before tax, that had previously been recorded in other regulatory asset accounts. As a result, regulatory assets totaling $709 million were transferred to the regulatory asset Securitization costs accounts. In order to prepare the Securitization assets for sale in November 2001, issuance fees of $10 million and $1 million were incurred in 2001 and 2000, respectively, and capitalized as a part of Securitization costs. These costs represent the increase in Securitization costs between periods. These issuance costs will be amortized each month for up to fourteen years, which approximated $2 million in 2001. The components of the Securitization costs are illustrated below.

                                                                     In Millions
                                                       -------------------------
December 31                                              2001            2000
-----------                                            ----------     ----------
Unamortized nuclear costs                              $      405     $      405
Postretirement benefits                                        84             84
Income taxes                                                  203            203
Uranium enrichment facility                                    16             16
Other                                                           9              1
                                                       ----------     ----------

Total securitized regulatory assets                    $      717     $      709
                                                       ==========     ==========

RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

                                                        Consumers Energy Company

Consumers uses various derivative instruments, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that an opposite movement in the value of the hedged item would offset any losses incurred on the derivative instruments. Consumers enters into all derivative instruments for purposes other than trading.

Derivative instruments may be subject to derivative and hedge accounting in accordance with SFAS No. 133. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties.

For further discussion see "Implementation of New Accounting Standards" below,
Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities" and Note 3, Short-Term Financing and Capitalization, "Derivative Activities."

NEW ACCOUNTING STANDARDS: Effective January 1, 2001, Consumers adopted SFAS No.
133. The new standard requires Consumers to recognize at fair value, all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or liabilities. The standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Consumers determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges are recognized in earnings.

Consumers believes that the majority of its contracts qualify for the normal purchases and sales exception of SFAS No. 133 and, therefore, are not subject to derivative accounting. There are, however, certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk that require derivative accounting.

On January 1, 2001, upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, cumulative effect adjustment as an unrealized gain increasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and recorded book value of contracts related to gas call options, gas fuel for generation swap contracts, and interest rate swap contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133 and Consumers' proportionate share of the effects of adopting SFAS No. 133 related to its equity investment in the MCV Partnership. Based on the pretax initial transition adjustment of $32 million recorded in accumulated other comprehensive income on the January 1, 2001 transition date, Consumers reclassified to earnings $12 million as a reduction to the cost of gas, $1 million as a reduction to the cost of power supply, $2 million as an increase in interest expense, and $8 million as an increase in other revenue for the twelve months ended December 31, 2001. The difference between the initial transition adjustment and the amounts reclassified to earnings represents an unrealized loss

                                                        Consumers Energy Company

in the fair value of the derivative instruments since January 1, 2001, decreasing other comprehensive income. As of December 31, 2001, there are no remaining amounts included in accumulated other comprehensive income related to the initial transition adjustment.

As of December 31, 2001, Consumers had a total of $8 million, net of tax, recorded as an unrealized loss in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this loss as a decrease to other operating revenue during the next 12 months, if this value remains.

On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June and December 2001, the FASB issued guidance that resolved the accounting for these contracts. As a result, on July 1, 2001, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income, and on December 31, 2001, recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. These adjustments relate to the difference between the fair value and the recorded book value of electric call option contracts.

For further discussion of derivative activities, see Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

SFAS NO. 141, BUSINESS COMBINATIONS: SFAS No. 141, issued in July 2001, requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method; use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141, effective July 1, 2001, will result in Consumers accounting for any future business combinations under the purchase method of accounting.

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, also issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. When effective, January 1, 2002, the provisions of SFAS No. 142 will have no impact on Consumers' consolidated results of operations or financial position.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Issued by the FASB in August 2001, the provisions of SFAS No. 143 require adoption as of January 1, 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value while the capitalized cost is depreciated over the useful life of the related asset. Consumers is currently studying the new standard but has yet to quantify the effects of adoption on its financial statements.

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121, and APB Opinion No. 30. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Consumers accounting for any future impairment or

                                                        Consumers Energy Company

disposal of long-lived assets under the provisions of SFAS No. 144, but will not change the accounting used for previous asset impairments or disposals.

OTHER: For significant accounting policies regarding income taxes, see Note 4; for executive incentive compensation, see Note 6; for pensions and other postretirement benefits, see Note 7; and for leases, see Note 8.

2: UNCERTAINTIES

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1997, the EPA introduced new regulations regarding the standard for ozone and particulate-related emissions that were the subject of litigation. The United States Supreme Court determined that the EPA has the power to revise the standards but that the EPA implementation plan was not lawful. In 1998, the EPA Administrator issued final regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 plan. These regulations will require Consumers to make significant capital expenditures estimated between $530 million and $570 million, calculated in year 2001 dollars. Much of the future expenditures are for retrofit post-combustion technology. Cost estimates have been developed, in part, by independent contractors with expertise in this field. The estimates are dependent on regulatory outcome, market forces associated with emission reduction, and with regional and national economic conditions. As of December 2001, Consumers has incurred $296 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2004. At some point after 2004, if new environmental standards for multi-pollutants become effective, Consumers may need additional capital expenditures to comply with the standards. Consumers is unable to estimate the additional capital expenditures required until the proposed standards are further defined. Beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, are expected to be recoverable, subject to an MPSC prudency hearing, in future rates.

These and other required environmental expenditures, if not recovered in Consumers rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $2 million and $9 million. As of December 31, 2001, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced

                                                        Consumers Energy Company

part of the PCB material. In April 2000, Consumers proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to exercise choice of electric generation suppliers by January 1, 2002; 2) cuts residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance Stranded Costs as a means of offsetting the earnings impact of the five percent residential rate reduction; 5) establishes a market power supply test that may require the transfer of control of a portion of generation resources in excess of that required to serve firm retail sales requirements (a requirement with which Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; 7) requires the joint expansion of available transmission capability by Consumers, Detroit Edison and American Electric Power by at least 2,000 MW by June 5, 2002; 8) allows for the deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate cap period; and 9) allows for the recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so could result in an extension of the rate caps to as late as December 31, 2013. As of December 31, 2001, Consumers spent $26 million on the required expansion of transmission capabilities. Consumers anticipates it could spend up to an additional $9 million in 2002, until Consumers sells METC to MTH, as discussed below under "Transmission."

In October 2000 and January 2001, the MPSC issued orders that authorized Consumers to issue Securitization bonds. Securitization typically involves the issuance of asset backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization is expected to result in lower interest costs and a longer amortization period for the securitized assets, that would offset the majority of the revenue impact of the five percent residential rate reduction of approximately $22 million in 2000 and $49 million on an annual basis thereafter that Consumers was required to implement by the Customer Choice Act. The orders direct Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are currently estimated to be approximately $13 million annually.

In November 2001, Consumers Funding LLC, a special purpose consolidated subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years and have an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds after issuance expenses were approximately $460 million. The net proceeds were used by Consumers to buy back $164 million of its common stock from its parent, CMS Energy. Beginning in December 2001, and completed in March 2002, the remainder of these proceeds were used to pay down long-term debt. CMS Energy used the $164 million received from Consumers to pay down its own short-term debt.

Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the issuance of the bonds through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity

                                                        Consumers Energy Company

date, and no more than quarterly thereafter. Current electric rate design covers these charges, and there will be no impact on rates for most of Consumers' electric customers until the rate freeze imposed under the Customer Choice Act expires. Securitization charges collected will be remitted to a trustee for the Securitization bonds and are not available to Consumers' creditors.

Regulatory assets are normally amortized over their period of regulated recovery. Beginning January 1, 2001, the amortization of the approved regulatory assets being securitized as qualified costs was deferred, which effectively offset the loss in revenue in 2001 resulting from the five percent residential rate reduction. In December 2001, after the Securitization bonds were sold, the amortization was re-established based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. In 2002, the amortization amount is expected to be approximately $31 million and the securitized assets will be fully amortized by the end of 2015.

In 1998, Consumers submitted a plan for electric retail open access to the MPSC and in March 1999 the MPSC issued orders that generally supported the plan. Implementation began in September 1999. The Customer Choice Act states that orders issued by the MPSC before the date of this act that; 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities, are in compliance with this act and enforceable by the MPSC. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and addressed revisions appropriate to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access service tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier for generation services. The tariffs are effective January 1, 2002, and in general do not require any significant modifications in the existing retail open access program. The terms of the tariff allow retail open access customers, upon thirty days notice to Consumers, to return to Consumers' generation service at current tariff rates. Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand needs of returning retail open access customers, and may be forced to purchase electricity on the spot market at prices higher than it could recover from its customers.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin, of approximately 15 percent. The reserve margin provides Consumers with additional power supply above its anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. For the summers 2002 and 2003, as it has in previous summers, Consumers is planning for a reserve margin of 15 percent. The actual reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of February 2002, alternative electric suppliers are providing generation services to customers with 309 MW of demand.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option contracts for the physical delivery of electricity during the months of June through September. The cost of these electric call option contracts for 2001 was approximately $66 million. Consumers expects to use a similar strategy in the future, but cannot predict the cost of this strategy at this time. As of December 31, 2001, Consumers had purchased or had commitments to purchase electric call option contracts covering the estimated reserve margin requirement for the summer 2002 and partially covering the estimated reserve margin requirements for summers 2003 through 2008, and has recorded an asset of $48 million for these call options, of which $10 million pertains to 2002.

                                                        Consumers Energy Company

In 1996, as a result of the FERC's efforts to move the electric industry in Michigan to competition, Detroit Edison gave Consumers the required four-year contractual notice of its intent to terminate the agreements under which the companies had jointly operated the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). The former joint merchant operations began operating independently on April 1, 2001. The termination of joint merchant operations with Detroit Edison has opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers cannot predict the long-term financial impact of terminating these joint merchant operations with Detroit Edison.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost of fuel for electric generation, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process through December 31, 2001. Under the suspension, the MPSC would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect for all customers until at least December 31, 2003 and therefore the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electric prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

Consumers is authorized by the FERC to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers several factors, including the extent to which the seller possesses "market power" as a result of the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. In order to continue to be authorized to sell at market prices, Consumers filed a traditional market dominance analysis in October 2001. In November 2001, the FERC issued an order modifying the method to be used to determine an entity's degree of market power. Due, however, to several reliability issues brought before the FERC regarding this order, the FERC has issued a stay of the order. If the modified market power test in the order is not amended, Consumers cannot be certain at this time if it will be granted authorization to continue to sell wholesale electricity at market-based prices and may be limited to charging prices no greater than its cost-based rates. A final decision about the proposed assessment method is not expected for several months.

TRANSMISSION: In 1999, the FERC issued Order No. 2000, that strongly encouraged utilities like Consumers to either transfer operating control of their transmission facilities to an RTO, or sell their transmission facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which contains a requirement that utilities transfer the operating authority of transmission facilities to an independent company or divest the facilities.

In 1999, Consumers and four other electric utility companies joined together to form a coalition known as the Alliance companies for the purpose of creating a FERC-approved RTO. In December 2001, the FERC denied the RTO plan submitted by the Alliance companies and ordered the Alliance companies to explore membership in the Midwest ISO, whose RTO plan was approved by the FERC. Membership in the Midwest ISO could potentially increase Consumers' costs during the period of the rate freeze or rate caps where Consumers could not raise retail electric rates in Michigan. Consumers and METC are evaluating their options regarding RTO membership as a result of the December 2001 FERC order.

In October 2000, Consumers filed a request with the FERC to transfer ownership and control of its electric transmission facilities to METC. This request was granted in January 2001. In December 2000, the MPSC

                                                        Consumers Energy Company

issued an order authorizing an anticipated sale or ownership transfer of Consumers' electric transmission facilities. In April 2001, the transfer of the electric transmission facilities to METC took place.

In October 2001, in compliance with Michigan's Customer Choice Act, and in conformance with FERC Order No. 2000, Consumers executed an agreement to sell METC for approximately $290 million, depending upon the final date of the sale, to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and certain of their subsidiaries, but all had left the employment of such affiliates prior to the period when the transaction was discussed internally and negotiated with purchasers. Trans-Elect, Inc. submitted the winning bid to purchase METC through a competitive bidding process, and the transaction is subject to approval by various federal agencies. Consumers is not providing any financial or credit support to Trans-Elect, Inc. in connection with the purchase of METC. Proceeds from the sale of METC will be used to improve Consumers' balance sheet. Consumers, through METC, will continue to own and operate the system until the companies meet all conditions of closing, including approval of the transaction by the FERC. In February 2002, MTH and Consumers received conditional approval of the transaction from the FERC. Consumers and Trans-Elect, Inc. have petitioned for rehearing to resolve certain remaining issues. Trans-Elect, Inc. has also submitted filings to the FERC designed to bring it into the Midwest ISO and to establish rates to be charged over the Trans-Elect, Inc. owned system. Final regulatory approvals and operational transfer are expected to take place in the first or second quarter of 2002; however, Consumers can make no assurances as to when or whether the transaction will be completed. After the sale, Consumers will continue to maintain the system under a long-term contract with MTH.

Consumers chose to sell its transmission facilities as a form of compliance with Michigan's Customer Choice Act and FERC Order No. 2000 rather than own and invest in an asset that it cannot control. After selling its transmission facilities, Consumers anticipates a reduction in after-tax earnings of approximately $6 million and $14 million in 2002 and 2003, respectively, as a result of the loss in revenue associated with wholesale and retail open access customers that would buy services directly from MTH and the loss of a return on the transmission assets upon the sale of METC to MTH.

Under the agreement with MTH, and subject to additional RTO surcharges, transmission rates charged to Consumers will be fixed at current levels until December 31, 2005, and will be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act.

In the past, when IPPs connected to transmission systems they paid a fee that was used by transmission companies to offset capital costs incurred to connect the IPP to the transmission system and provide the system upgrades needed as a result of the interconnection. In order to promote competition in the electric generation market, the FERC recently issued an order that requires the system upgrade portion of the fee to be refunded to IPPs over time as transmission service is taken. As a result, transmission companies no longer have the benefit of lowering their capital costs for transmission system upgrades. This has resulted in METC recording a $30 million liability for a refund to IPPs.

In June 2001, the Michigan South Central Power Agency and the Michigan Public Power Agency filed suit against Consumers and METC in a Michigan circuit court. The suit sought to prevent the sale or transfer of transmission facilities without first binding a successor to honor the municipal agencies' ownership interests, contractual agreements and rights that preceded the transfer of the transmission facilities to METC. In August 2001, the parties reached two settlements. The settlements were approved by the Michigan circuit court and were amended in February 2002 to assure that closing could occur if all conditions to closing are satisfied. The circuit court has retained jurisdiction over the matter and should dismiss the lawsuit after closing.

                                                        Consumers Energy Company

ELECTRIC PROCEEDINGS: In 1997, ABATE filed a complaint with the MPSC. The complaint alleged that Consumers' electric earnings are more than its authorized rate of return and sought an immediate reduction in Consumers' electric rates that approximated $189 million annually. As a result of the rate freeze imposed by the Customer Choice Act, the MPSC issued an order in June 2000 dismissing the ABATE complaint. In July 2000, ABATE filed a rehearing petition with the MPSC, which was denied in October 2001. This proceeding is now final.

The Customer Choice Act allows for the recovery by an electric utility of the cost of implementing the act's requirements and "net" Stranded Costs, without defining the term. The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology for calculating "net" Stranded Costs as the shortfall between (a) the revenue needed to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements and (b) the revenues received from retail and wholesale customers under existing rates available to cover those revenue needs. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost surcharge. Even though the MPSC ruled that the Stranded Cost surcharge to be in effect on January 1, 2002 for the recovery of "net" Stranded Costs for calendar year 2000 for Consumers is zero, the MPSC also indicated that the "net" Stranded Costs for 2000 would be subject to further review in the context of its subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of assets determined to be stranded by application of the MPSC's methodology. Consumers is seeking a rehearing and clarification of the methodology adopted, and will be making future "net" Stranded Cost filings with the MPSC in March or April of 2002. The outcome of these proceedings before the MPSC is uncertain at this time.

Between 1999 and 2001, Consumers filed applications with the MPSC for the recovery of electric utility restructuring implementation costs of $75 million, incurred between 1997 and 2000. Consumers received final orders that granted recovery of $41 million of restructuring implementation costs for the years 1997 through 1999, and disallowed recovery of $10 million, based upon a conclusion that this amount did not represent costs incremental to costs already reflected in rates. Consumers expects to receive a final order for the 2000 restructuring implementation costs in 2002. In the orders received for the years 1997 through 1999, the MPSC also ruled that it reserved the right to undertake another review of the total restructuring implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable costs. For the year 2001, Consumers incurred, and deferred as a regulatory asset, an additional $8 million in implementation costs for which an application for recovery will be filed with the MPSC in 2002. In addition, Consumers has recorded a regulatory asset of $9 million for the cost of money associated with restructuring implementation costs. Consumers believes the restructuring implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act; however, Consumers cannot predict the amounts the MPSC will approve as recoverable costs.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Certain interveners contested these rates, and hearings were held before an ALJ in 1998. During 1999, the ALJ rendered an initial decision, which if upheld by the FERC, would ultimately reduce Consumers' OATT rates and require Consumers to refund, with interest, any over-collections for past services. Consumers, since that time has been reserving a portion of revenues billed to customers under these OATT rates. At the time of the initial decision, Consumers believed that certain issues would be decided in its favor, and that a relatively quick order would be issued by the FERC regarding this matter. However, due to changes in regulatory interpretations, Consumers believes that a successful resolution of certain issues is less likely. As a result, in September 2001, Consumers reserved an additional $12 million, including interest, to fully reflect its estimate of the financial

                                                        Consumers Energy Company


impacts of the initial decision. Consumers expects that its reserve levels for future transmission service will be sufficient to satisfy its estimated refund obligation.

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                    In Millions
                                                       ----------------------------------------
Years Ended December 31                                   2001           2000          1999
-----------------------                                ----------     ----------     ----------
Pretax operating income                                $       36     $       56     $       49
Income taxes and other                                         11             18             15
                                                       ----------     ----------     ----------
Net income                                             $       25     $       38     $       34
                                                       ==========     ==========     ==========

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. After September 2007, the PPA's terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At December 31, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $50 million and $64 million, respectively. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next six years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                        Consumers Energy Company

                                                                                                        In Millions
                                                            -------------------------------------------------------
                                                            2002      2003      2004      2005      2006      2007
                                                            -----     -----     -----     -----     -----     -----
Estimated cash underrecoveries at 98.5%, net of tax         $  38     $  37     $  36     $  36     $  36     $  25
                                                            =====     =====     =====     =====     =====     =====

It is currently estimated that 51 percent of the actual cash underrecoveries for the years 2002 through 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted.

In 1992, Consumers originally accounted for losses associated with the PPA by establishing a reserve for the difference between the amount that Consumers was paying for power in accordance with the terms of the PPA, and the amount that Consumers was ultimately allowed by the MPSC to recover from electric customers. At that time, the reserve did not take into account earnings Consumers would receive from its 49 percent interest in the MCV Partnership due to uncertainties with the level of performance of the facility.

In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the then current facts and circumstances used to calculate the disallowance reserve, including earnings from its 49 percent interest in the MCV Partnership. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pre-tax) in the third quarter of 2001, and did so.

In connection with the re-audit of CMS Energy's consolidated financial statements for the fiscal years 2001 and 2000, Consumers reviewed its 2001 and 2000 PPA accounting and related assumptions and determined that the reserve balance as of January 1, 2000 did appropriately reflect Consumers' probable losses as of that date. However, as a result of reconsideration of all subsidiary accounting effects, the re-evaluation of the PPA accounting did result in a net reduction of operating expenses associated with the PPA of $12 million in 2001, an increase to operating expenses associated with the PPA of $29 million in 2000, the reversal of the $126 million increase to the reserve originally recorded in 2001, and immaterial adjustments to accretion expense for both years.

The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income effects:

In Millions                                                               2001              2000
-----------                                                            ----------        ----------
                                                                         Income Increase/(Decrease)
                                                                       ----------------------------
Reverse the original operating charge associated with continuing
   losses on the MCV PPA                                                $       39       $       --
Charge 49 percent annual capacity losses associated with the MCV
   PPA to operating expense instead of to the reserve                          (27)             (29)
                                                                        ----------       ----------
Net operating expense decrease/(increase)                                       12              (29)

Reverse the 2001 increase to the MCV PPA reserve                               126               --
Accretion Expense                                                               --               (2)
                                                                        ----------       ----------
Pre-tax effect of adjustments                                                  138              (31)
Income tax effect                                                              (48)              11
                                                                        ----------       ----------
Net income impact of MCV PPA adjustments                                $       90       $      (20)
                                                                        ----------       ----------

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District

                                                        Consumers Energy Company

Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the District Court granted MCV Partnership's motion for summary judgment. The Court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the Court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th Circuit overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court. The MCV Partnership has requested rehearing of the appellate court's order.

NUCLEAR MATTERS: In May 2001, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. The NRC classified all inspection findings to have very low safety significance. At the time of the annual performance review, the NRC had planned to conduct only baseline inspections at the facility through May 31, 2002. The NRC, however, conducted an inspection to oversee the Palisades June 2001 through January 2002 unplanned outage, which is discussed in more detail below.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly known as "dry casks", for temporary on-site storage. As of December 31, 2001, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

In February 2000, Consumers submitted an analysis to the NRC that shows that the NRC's current screening criteria for reactor vessel embrittlement at Palisades will not be met until 2014. In December 2000, the NRC issued an amendment revising the operating license for Palisades and extending the expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

In 2000, Consumers made an equity investment and entered into an operating agreement with NMC. NMC was formed in 1999 by four utilities to operate and manage the nuclear generating plants owned by these utilities. Consumers benefits by consolidating expertise, cost control and resources among all of the nuclear plants being operated on behalf of the NMC member companies.

In November 2000, Consumers requested approval from the NRC to transfer operating authority for Palisades to NMC and the request was granted in April 2001. The formal transfer of authority from Consumers to NMC took place in May 2001. Consumers retains ownership of Palisades, its 789 MW output, the current and future spent fuel on site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under the agreement that transferred operating authority of the plant to NMC, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees work under the supervision of NMC pursuant to their existing labor contract as Consumers' employees. With Consumers as a partner, NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan. As a result of the equity ownership in NMC, Consumers may be exposed to additional financial impacts from the operation of all of those units.

On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers

                                                        Consumers Energy Company

completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace the defective components. Installation of the new components was completed in December 2001 and the plant returned to service on January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $26.9 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources. The nuclear liability insurers for Palisades and Big Rock also limit the amount of their coverage for liability from terrorist acts to $200 million. This could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act expires on August 1, 2002 and is currently in the process of reauthorization by the U. S. Congress. It is possible that the Price Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $467 million, $412 million, and $440 million.

COMMITMENTS FOR FUTURE PURCHASES: Consumers enters into a number of unconditional purchase obligations that represent normal business operating contracts. These contracts are used to assure an adequate supply of goods and services necessary for the operation of its business and to minimize exposure to market price fluctuations. Consumers believes that these future costs are prudent and reasonably assured of recovery in future rates.

Coal Supply: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2002 to 2004, and total an estimated $269 million. Long-term coal supply contracts account for approximately 60 to 85 percent of Consumers annual coal requirements. In 2001, coal purchases totaled $255 million of which $197 million (71 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

Power Supply, Capacity and Transmission: As of December 31, 2001, Consumers had future unrecognized commitments to purchase power supply and transmission services under fixed price forward contracts for the years 2002 and 2003 totaling $26 million. Consumers also had commitments to purchase capacity and energy under long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments

                                                        Consumers Energy Company

for the years 2002 through 2033 total an estimated $17 billion, undiscounted, which includes $13 billion related to the MCV Facility. This amount may vary depending upon plant availability and fuel costs. If a plant were not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. For further information, see Note 2, Uncertainties, "The Midland Cogeneration Venture" for information concerning power purchases from the MCV Facility.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet its regulatory obligation to serve, which requires providing a physical supply of electricity to customers, and to manage electric cost and to ensure a reliable source of capacity during periods of peak demand. On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133 and, therefore, did not record these contracts on the balance sheet at fair value. In June 2001, the FASB issued guidance that effectively resolved the accounting for these contracts as of July 1, 2001. Consumers evaluated its option and option-like contracts and determined that the majority of these contracts qualified for the normal purchase exception of SFAS No. 133; however, certain electric call option contracts were required to be accounted for as derivatives. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts will not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers will record any change in fair value subsequent to July 1, 2001 directly in earnings, which could cause earnings volatility. The initial amount recorded in other comprehensive income will be reclassified to earnings as the forecasted future transactions occur or the call options expire. The majority of these contracts expired in the third quarter 2001 and the remaining contracts will expire in 2002. As of December 31, 2001, $2 million, net of tax, was reclassified to earnings as part of cost of power supply. The remainder is expected to be reclassified to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amends the criteria to be used to determine if derivative accounting is required. Consumers re-evaluated its electric call option and option-like contracts and determined that under the revised guidance additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001 directly in earnings, which could cause earnings volatility.

Consumers' electric business also uses purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts are designated as cash flow hedges and, therefore, Consumers will record any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occur, the net gain or loss on these contracts will be reclassified to earnings and recorded as part of the cost of power supply. These contracts have been highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, for the year ended December 31, 2001, no net gain or loss has been recognized in earnings as a result of hedge ineffectiveness. These contracts expired in December 2001.

                                                        Consumers Energy Company

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of December 31, 2001, Consumers has an accrued liability of $57 million, (net of $25 million of expenditures incurred to date), and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs. The MPSC currently allows Consumers to recover $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of ten years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a future general gas rate case. Consumers' position in the current general gas rate case is that all manufactured gas plant facilities environmental clean-up expenditures for years 1998 through 2002 are prudent.

GAS RATE MATTERS

GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program that froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism that allows it to recover from its bundled customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers for ultimate distribution to customers.

GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The settlement does not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. Consumers is seeking a 12.25% authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief is primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual

                                                        Consumers Energy Company

interim increase in distribution service rate revenues. The order authorizes Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. The increase is under bond and subject to refund if the final rate increase is less than the interim rate increase. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and is now requesting a $105 million annual distribution service rate increase. If the MPSC approves Consumers' total request, then Consumers could bill an additional amount of approximately $4.78 per month, representing a 7.7 percent increase in the typical residential customer's average monthly bill.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates gas capital expenditures, including new lease commitments, of $191 million, $171 million, and $150 million

COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various suppliers for its natural gas business. These contracts have expiration dates that range from 2002 to 2005. Consumers' 2001 gas requirements totaled 229 bcf at a cost of $962 million. As of the end of 2001, Consumers expected gas requirements for 2002 are 205 bcf of which 54 percent is covered by existing contracts.

OTHER UNCERTAINTIES

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

3: SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At December 31, 2001, Consumers had FERC authorization to issue or guarantee through June 2002, up to $1.4 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2002 up to $250 million and $570 million of long-term securities for refinancing or refunding purposes and for general corporate purposes, respectively.

In October 2001, FERC granted Consumers' August 2001 request for authorization of up to $500 million of First Mortgage Bonds to be issued as collateral for the outstanding short-term securities. Further, in November 2001, FERC granted Consumers' August 2001 request for authorization of an additional $500 million of long-term securities for general corporate purposes and up to an additional $500 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

SHORT-TERM FINANCINGS: Consumers has an unsecured $300 million credit facility maturing in July 2002 and unsecured lines of credit aggregating $215 million. These facilities are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At December 31, 2001, a total of $416 million was outstanding at a weighted average interest rate of 2.7 percent, compared with $403 million outstanding at December 31, 2000, at a weighted average interest rate of 7.4 percent.

                                                        Consumers Energy Company

Consumers currently has in place a $450 million trade receivables sale program. Trade receivables are sold on a revolving basis with net settlements occurring on a daily basis. At December 31, 2001 and 2000, receivables sold under the program totaled $334 million and $325 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Under the program discussed above, during 2001 and 2000, Consumers sold accounts receivable but retained servicing responsibility. Consumers is responsible for the collectability of the accounts receivable sold, however, the investors associated with the sale of accounts receivable have no recourse to Consumers' other assets for failure of debtors to pay when due and there are no restrictions on accounts receivables not sold. No gain or loss has been recorded on the sale of accounts receivable and Consumers retains no interest in the receivables sold. The average annual discount rate was 4.37 percent and 6.75 percent for 2001 and 2000, respectively.

LONG-TERM FINANCINGS: In September 2001, Consumers sold $350 million aggregate principal amount of 6.25 percent senior notes, maturing in September 2006. Net proceeds from the sale were $347 million. Consumers used the net proceeds to reduce borrowings on various lines of credit and on a revolving credit facility. In March 2002, Consumers sold $300 million principal amount of six percent senior notes, maturing in March 2005. Net proceeds from the sale were $299 million. Consumers used the net proceeds to replace a first mortgage bond that was to mature in 2003. For further information about long-term financing, see the Consolidated Statements of Long-Term Debt.

FIRST MORTGAGE BONDS: Consumers secures its First Mortgage Bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

MANDATORILY REDEEMABLE PREFERRED SECURITIES: Consumers has wholly owned statutory business trusts that are consolidated within its financial statements. Consumers created these trusts for the sole purpose of issuing Trust Preferred Securities. The primary asset of the trusts is a note or debenture of Consumers. The terms of the Trust Preferred Security parallel the terms of the related Consumers' note or debenture. The term, rights and obligations of the Trust Preferred Security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, Consumers' guarantee of the related Trust Preferred Security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and Trust Preferred Security constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow:

                                                        Consumers Energy Company

                                                                                                                  In Millions
                                                    -------------------------------------------------------------------------
                                                                                                                    Earliest
Trust and Securities                                  Rate              Amount Outstanding             Maturity    Redemption
--------------------                                --------    ----------------------------------     --------    ----------
Years Ended December 31                                           2001         2000         1999                      Year
                                                                --------     --------     --------                 ----------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities               8.36%     $    100     $    100     $    100         2015         2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities               8.20%          120          120          120         2027         2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities               9.25%          175          175          175         2029         2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                          9.00%          125           --           --         2031         2006
                                                                --------     --------     --------

Total                                                           $    520     $    395     $    395
                                                                ========     ========     ========

In March 2002, Consumers reduced its' outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.

OTHER: Consumers has a total of $126 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 2.8 percent at December 31, 2001.

Under the provisions of its Articles of Incorporation, Consumers had $233 million of unrestricted retained earnings available to pay common dividends at December 31, 2001. In January 2002, Consumers declared a $55 million common dividend which was paid in February 2002.

DERIVATIVE ACTIVITIES: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. These swaps fix the interest rate on $75 million of variable rate debt, and expire in December 2002. As of December 31, 2001, these interest rate swaps had a negative fair value of $3 million. This amount, if sustained, will be reclassified to earnings increasing interest expense when the swaps are settled on a monthly basis.

In September 2001, Consumers entered into a cash flow hedge to fix the interest rate on $100 million of debt to be issued. In September 2001, the swap terminated and resulted in a $2 million loss that has been recorded in other comprehensive income and will be amortized to interest expense over the life of the debt using the effective interest method.

Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. During the third quarter 2001, Consumers entered into fair value hedges to hedge the risk associated with the fair value of $400 million of fixed rate debt. These swaps were terminated in the third and fourth quarter 2001 and resulted in an $8 million gain that has been deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed rate debt issued in March 2002.

                                                        Consumers Energy Company

4: INCOME TAXES

Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated based on each company's separate taxable income. Consumers practices full deferred tax accounting for temporary differences as authorized by the MPSC.

Consumers uses ITC to reduce current income taxes payable, and defers and amortizes ITC over the life of the related property. Any AMT paid generally becomes a tax credit that Consumers can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. The significant components of income tax expense (benefit) consisted of:

                                                                                                                    In Millions
                                                                                     ------------------------------------------
Years Ended December 31                                                                 2001            2000            1999
-----------------------                                                              ----------      ----------      ----------
                                                                                     (Restated)      (Restated)
Current federal income taxes                                                         $      (39)     $      149      $      170
Deferred income taxes, includes $6 for 2001 change
  in accounting (Note 1)                                                                    137              (4)             11
Deferred ITC, net                                                                            (7)             (8)             (9)
                                                                                     ----------      ----------      ----------
                                                                                     $       91      $      137      $      172
                                                                                     ==========      ==========      ==========

The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                                                   In Millions
                                                                                    --------------------------
December 31                                                                            2001            2000
-----------                                                                         ----------      ----------
                                                                                    (Restated)      (Restated)
Property                                                                            $     (557)     $     (522)
Unconsolidated investments                                                                (211)           (226)
Securitization costs (Note 2) (a)                                                         (194)           (185)
Postretirement benefits (Note 7)                                                           (76)            (88)
Gas inventories                                                                            (57)             --
Employee benefit obligations, includes postretirement benefits
  of $104 and $122 (Note 7)                                                                124             148
FAS 109 regulatory liability                                                               117              86
Power purchases (Note 2)                                                                    28              35
AMT carryforward                                                                            30              53
Other, net                                                                                  --              (4)
                                                                                    ----------      ----------
                                                                                    $     (796)     $     (703)
                                                                                    ==========      ==========
Gross deferred tax liabilities                                                      $   (1,270)     $   (1,364)
Gross deferred tax assets                                                                  474             661
                                                                                    ----------      ----------
                                                                                    $     (796)     $     (703)
                                                                                    ==========      ==========

                                                        Consumers Energy Company

(a) During 2000, Consumers Energy established a regulatory asset for securitization costs of $709 million, before tax, which had previously been recorded in other regulatory asset accounts. As a result, deferred taxes totaling $185 million were transferred from the following components:

         Property                                    $  (81)
         FAS 109 regulatory liability                   (70)
         Postretirement benefits                        (29)
         Other                                           (5)
                                                     ------
                                                     $ (185)
                                                     ======

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                                                                                     In Millions
                                                                                    --------------------------------------------
Years Ended December 31                                                                2001             2000              1999
-----------------------                                                             ----------       ----------       ----------
                                                                                    (Restated)       (Restated)
Net income                                                                           $      188       $      284       $      340
Income tax expense, includes $6 for 2001 change
  in accounting (Note 1)                                                                     91              137              172
Preferred securities distributions                                                          (41)             (34)             (21)
                                                                                     ----------       ----------       ----------
Pretax income                                                                               238              387              491
Statutory federal income tax rate                                                          x 35%            x 35%            x 35%
                                                                                     ----------       ----------       ----------

Expected income tax expense                                                                  83              136              172
Increase (decrease) in taxes from
  Capitalized overheads previously flowed through                                             2                5                5
  Differences in book and tax depreciation
   not previously deferred                                                                   15               11               10
  ITC amortization/adjustments                                                               (7)              (9)              (9)
  Affiliated companies' dividends                                                            (2)              (3)              (4)
  Other, net                                                                                  -               (3)              (2)
                                                                                     ----------       ----------       ----------
Actual income tax expense                                                            $       91       $      137       $      172
                                                                                     ==========       ==========       ==========
Effective tax rate                                                                         38.2%            35.4%            35.0%
                                                                                     ==========       ==========       ==========

5: FINANCIAL INSTRUMENTS

The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. Consumers estimates the fair values of long-term investments based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term investments, except as shown below, approximate fair value.

                                                        Consumers Energy Company

                                                                                      In Millions
                                        ---------------------------------------------------------
December 31                                        2001                         2000
-----------                             ---------------               --------------
                                                  Fair   Unrealized             Fair   Unrealized
Available-for-sale securities           Cost      Value     Gain      Cost      Value     Gain
-----------------------------           -----     -----  ----------   -----     -----  ----------
Common stock of CMS Energy              $  35     $  57     $  22     $  40     $  86     $  46
SERP                                       22        24         2        21        26         5
Nuclear decommissioning
 investments (a)                          467       581       114       480       611       131
                                        =====     =====     =====     =====     =====     =====

(a) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.

At December 31, 2001, the carrying amount of long-term debt was $2.5 billion and at December 31, 2000, $2.1 billion, and the fair values were $2.5 billion and $2.0 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 1.

6: EXECUTIVE INCENTIVE COMPENSATION

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights related to Common Stock may be granted to key employees based on their contributions to the successful management of CMS Energy and its subsidiaries. Certain plan awards are subject to performance-based business criteria. The plan reserves for award not more than five percent, as amended January 1, 1999, of CMS Energy's Common Stock outstanding on January 1 each year, less (1) the number of shares of restricted Common Stock awarded and (2) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20 percent of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. As of December 31, 2001, under the plan, awards of up to 2,321,094 shares of CMS Energy Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. The restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides for additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2001, 172,240 of the 239,665 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

The plan grants stock options and stock appreciation rights relating to Common Stock with an exercise price equal to the closing market price on each grant date. Some options may be exercised upon grant; others vest over five years at the rate of 25 percent per year, beginning at the end of the first year. All options expire up to ten years and one month from date of grant. In 1999, all outstanding Class G Common Stock and options were converted to CMS Energy Common Stock and options at an exchange rate of .7041 per Class G Common Stock or option held. The original vesting or exercise period was retained for all converted shares or options. The status of the restricted stock and options granted to Consumers' key employees under the Performance Incentive Stock Plan follows.

                                                        Consumers Energy Company

                                              Restricted
                                                 Stock                     Options
                                             ------------      ---------------------------------
                                                Number            Number        Weighted Average
CMS ENERGY COMMON STOCK                        of Shares         of Shares       Exercise Price
-----------------------                      ------------      ------------     ----------------
Outstanding at January 1, 1999                    328,351           530,656      $      32.21
  Granted                                          71,025           250,020      $      38.56
  Exercised or Issued                             (80,489)          (68,609)     $      29.76
  Forfeited                                       (41,890)               --
  Expired                                              --           (37,900)     $      39.21
  Class G Common Stock Converted                    6,060            19,503      $      32.64
                                             ------------      ------------      ------------

Outstanding at December 31, 1999(a)               283,057           693,670      $      34.37
  Granted                                          81,030           221,900      $      17.00
  Exercised or Issued                             (48,979)          (43,368)     $      17.48
  Forfeited                                       (55,731)               --
  Expired                                              --           (30,083)     $      31.87
                                             ------------      ------------      ------------

Outstanding at December 31, 2000(a)               259,377           842,119      $      30.75
  Granted                                          71,930           294,150      $      30.04
  Exercised or Issued                             (34,704)          (35,317)     $      19.34
  Forfeited                                       (56,938)               --
  Expired                                              --                --      $      31.87
                                             ------------      ------------      ------------

Outstanding at December 31, 2001(a)               239,665         1,100,952      $      30.93
                                             ============      ============      ============

(a) For each of these three years, all options were exercisable at the weighted average price listed above.

                                                  Restricted
                                                     Stock                   Options
                                                  ----------      ------------------------------
                                                    Number          Number      Weighted Average
CLASS G COMMON STOCK                               of Shares       of Shares     Exercise Price
--------------------                              ----------      ----------    ----------------
Outstanding at January 1, 1999                        30,490          73,900      $    22.37
  Granted                                              3,427              --
  Exercised or Issued                                 (7,360)        (19,000)     $    18.45
  Forfeited                                          (17,949)             --
  Expired                                                 --         (27,200)     $    24.50
  Converted to CMS Energy Common Stock                (8,608)        (27,700)     $    22.98
                                                  ----------      ----------      ----------

Outstanding at December 31, 1999                          --              --              --
                                                  ----------      ----------      ----------

Outstanding at December 31, 2000                          --              --              --
                                                  ----------      ----------      ----------

Outstanding at December 31, 2001                          --              --              --
                                                  ==========      ==========      ==========

                                                        Consumers Energy Company

The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 2001:

                                                    Number                  Weighted                  Weighted
        Range of                                  of Shares                 Average                   Average
    Exercise Prices                              Outstanding             Remaining Life            Exercise Price
-------------------------                        -----------             --------------            --------------
CMS Energy Common Stock:

    $17.00 - $22.00                                  243,048                7.14 years                  $ 17.93
    $24.75 - $30.63                                  154,643                4.06 years                  $ 27.83
    $31.04 - $31.04                                  256,650                9.15 years                  $ 31.04
    $33.11 - $39.06                                  338,447                6.99 years                  $ 37.61
    $43.38 - $43.38                                  108,164                6.57 years                  $ 43.38
    ---------------                                ---------                ----------                  -------
    $17.00 - $43.38                                1,100,952                7.07 years                  $ 30.93
    ===============                                =========                ==========                  =======

In 2001, 2000, and 1999, the weighted average fair value of options granted for CMS Energy Common Stock was $6.37, $1.91, and $6.08. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions:

Years Ended December 31                      2001          2000          1999
-----------------------                    --------      --------      --------
CMS ENERGY COMMON STOCK OPTIONS
  Risk-free interest rate                      4.80%         6.56%         5.66%
  Expected stock price volatility             29.48%        26.53%        16.96%
  Expected dividend rate                   $   .365      $   .365      $   .365
  Expected option life (years)                  4.6           4.4           4.7
                                           ========      ========      ========

Consumers applies APB Opinion No. 25 and related interpretations in accounting for the Performance Incentive Stock Plan. Since stock options are granted at market price, no compensation cost has been recognized for stock options granted under the plan. For 2001, if compensation cost for stock options had been determined in accordance with SFAS No. 123, Consumers' net income would have decreased by $1 million, and less than $1 million for 2000 and 1999. In 2001, 2000, and 1999, the compensation cost charged against income for restricted stock was $3 million, $1 million, and $3 million.

7: RETIREMENT BENEFITS

Consumers provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit Pension Plan, and a defined contribution 401(k) plan.

Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and non-utility affiliates, which were not distinguishable from the plan's total assets.

                                                        Consumers Energy Company

Weighted-Average Assumptions
----------------------------
                                                   Pension & SERP                                  OPEB
Years Ended December 31                    2001          2000          1999          2001          2000           1999
-----------------------                  --------      --------      --------      --------      --------      --------
Discount rate                               7.25%         7.75%         7.75%         7.25%         7.75%         7.75%
Expected long-term
 rate of return on
 plan assets                                9.75%         9.75%         9.25%         8.30%         7.00%         7.00%
Rate of compensation increase:
  Pension - to age 45                       5.25%         5.25%         5.25%
          - age 45 to
          assumed retirement                3.75%         3.75%         3.75%
  SERP                                       5.5%         5.50%         5.50%
                                         ========      ========      ========

Retiree health care costs at December 31, 2001 are based on the assumption that costs would decrease gradually from the 2001 trend rate of 7.5 percent to 5.5 percent in 2009 and thereafter.

CMS Energy's Net Pension Plan, Consumers' SERP and OPEB benefit costs consist of:

                                                                                                                      In Millions
                                                   ------------------------------------------------------------------------------
                                                              Pension & SERP                                OPEB
Years Ended December 31                              2001          2000          1999          2001         2000           1999
-----------------------                            --------      --------      --------      --------      --------      --------
Service cost                                       $     37      $     31      $     32      $     13      $     11      $     12
Interest expense                                         84            79            69            57            52            44
Expected return on plan assets                          (99)          (92)          (84)          (40)          (34)
                                                                                                                              (24)
Amortization of unrecognized transition (asset)          (5)           (5)           (5)           --            --            --
Ad Hoc Retiree Increase                                  --            --             3            --            --            --
Amortization of:
 Net (gain) or loss                                      --            --            --            --            (1)           (1)
 Prior service cost                                       8             4             4            (1)           --            --
                                                   --------      --------      --------      --------      --------      --------
Net periodic pension and
 postretirement benefit cost                       $     25      $     17      $     19      $     29      $     28      $     31
                                                   ========      ========      ========      ========      ========      ========

The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:

                                                                                    In Millions
                                                              ---------------------------------
                                                              One Percentage     One Percentage
                                                              Point Increase     Point Decrease
                                                              --------------     --------------
Effect on total service and interest cost component            $        11        $        (9)
Effect on postretirement benefit obligation                    $       119        $       (99)
                                                               ===========        ===========

The funded status of the CMS Energy Pension Plan, Consumers' SERP and OPEB is reconciled with the liability recorded at December 31 as follows:

                                                        Consumers Energy Company

                                                                                                                   In Millions
                                          ------------------------------------------------------------------------------------
                                               Pension Plan                      SERP                           OPEB
                                            2001           2000           2001           2000           2001           2000
                                          ---------      ---------      ---------      ---------      ---------      ---------
Benefit obligation January 1              $   1,081      $     971      $      18      $      19      $     754      $     685
Service cost                                     36             30              1              1             13             11
Interest cost                                    83             78              1              1             57             52
Plan amendment                                   --             54             --             --            (16)            --
Business combinations                            --             --             --             --             --             --
Actuarial loss (gain)                            96             25             --              1            102             40
Benefits paid                                  (101)           (77)            (1)            (1)           (34)           (34)
                                          ---------      ---------      ---------      ---------      ---------      ---------
Benefit obligation December 31                1,195          1,081             19             21            876            754
                                          ---------      ---------      ---------      ---------      ---------      ---------
Plan assets at fair value at January 1          994          1,094             --             --            450            418
Actual return on plan assets                   (113)           (23)            --             --            (23)           (16)
Company contribution                             65             --             --             --             48             48
Business combinations                            --             --             --             --             --             --
Actual benefits paid                           (101)           (77)            --             --             --             --
                                          ---------      ---------      ---------      ---------      ---------      ---------
Plan assets at fair
 value at December 31(a)                        845            994             --             --            475            450
                                          ---------      ---------      ---------      ---------      ---------      ---------

Benefit obligation less than
 (in excess of) plan assets                    (350)           (87)           (21)           (21)          (401)          (304)
Unrecognized net (gain) loss from
 experience different than assumed              235            (71)             3              2            176             13
Unrecognized prior service cost                  68             76              1              1            (15)            (1)
Unrecognized net transition (asset)              --             (5)            --             --             --             --
Panhandle adjustment                             (7)            (9)            --             --             --             --
                                          ---------      ---------      ---------      ---------      ---------      ---------

Recorded liability                        $     (54)     $     (96)     $     (17)     $     (18)     $    (240)     $    (292)
                                          =========      =========      =========      =========      =========      =========

(a) Primarily stocks and bonds, including CMS Energy Common Stock of $126 million and $166 million in the pension plan assets and $3 million and $4 million in the OPEB plan assets at December 31, 2001 and 2000, respectively.

SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 2001 and 2000, trust assets were $24 million and $26 million, respectively, and were classified as other non-current assets. In 2001 and 2000, the accumulated benefit obligation for SERP was $16 million and $15 million.

Contributions to the 401(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $20 million in 2001, and $18 million in 2000.

Beginning January 1, 1986, the amortization period for the Pension Plan's unrecognized net transition asset is 16 years. As of December 31, 2001, the net transition asset has been fully amortized. Prior service costs are amortized on a straight-line basis over the average remaining service period of active employees.

                                                        Consumers Energy Company

In 1992, Consumers adopted the required accounting for postretirement benefits and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 1, Utility Regulation). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

8: LEASES

Consumers leases various assets, including vehicles, railcars, aircraft, construction equipment, computer equipment, and buildings. In November 2001, Consumers' nuclear fuel capital leasing arrangement expired upon mutual agreement by the lessor and Consumers. At termination of the lease, Consumers paid the lessor $48 million, which was the lessor's remaining investment at that time. Consumers has both full-service and net leases, the latter of which requires Consumers to pay for taxes, maintenance, operating costs, and insurance.

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 2001, were:

                                                                                                     In Millions
------------------------------------------------------------------------------------------------------------------
                                                                    Capital Leases                Operating Leases
                                                                      (Restated)                      (Restated)
                                                                    --------------                ----------------
2002                                                                    $     35                        $     12
2003                                                                          19                              11
2004                                                                          17                               8
2005                                                                          16                               6
2006                                                                          15                               6
2007 and thereafter                                                           10                              41
                                                                        --------                        --------
Total minimum lease payments                                                 112                        $     84
                                                                                                        ========
Less imputed interest                                                         27
                                                                        --------
Present value of net minimum lease payments                                   85
Less current portion                                                          13
                                                                        --------
Non-current portion                                                     $     72
                                                                        ========

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. For the years ended December 31, 2001, 2000 and 1999, operating lease charges, including charges to clearing and other accounts, were $15 million, $16 million, and $14 million, respectively.

For the years ended December 31, 2001, 2000 and 1999, capital lease expenses were $26 million, $41 million, and $41 million, respectively. Included in these amounts, for the years ended 2001, 2000 and 1999, are nuclear fuel lease expenses of $9 million, $22 million and $23 million, respectively.

In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building leases expire in June 2003. The new office-building lessor has committed to fund up to $65 million for construction of the building. Consumers is acting as the construction agent of the lessor for this project. During construction, the lessor has a maximum recourse of 89.9 percent against Consumers in the event of certain defaults, which Consumers believes are unlikely. For several events of default, primarily bankruptcy or intentional misapplication of funds, there could be full recourse for the amounts expended by the lessor at that time. The agreement also includes a common change in control provision, which would trigger full payment of construction costs by Consumers. As a result of this provision, Consumers elected to classify this lease as a capital lease. This classification represents the total obligation of Consumers under this agreement. As such, Consumers' balance sheet as of December 31, 2001, reflects a capital lease asset and an

                                                        Consumers Energy Company

offsetting non-current liability equivalent to the cost of construction at that date of $16 million. The agreement is a seven-year lease term with payments commencing upon completion of construction, which is projected for March of 2003. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. The return option obligates Consumers Campus Holdings to pay the lessor an amount equal to the outstanding debt associated with the building. Estimated minimum lease commitments, assuming an investment of $65 million and rates consistent with LIBOR at the inception of the lease, would be approximately $4 million annually from April 2003 through April 2008 and a total of $55 million for the remainder of the lease. Actual lease payments will depend upon final total construction costs and LIBOR rates.

9: JOINTLY OWNED UTILITY FACILITIES

Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                                         In Millions
                                             -------------------------------------------------------
                                                  Net Investment            Accumulated Depreciation
December 31                                     2001           2000           2001           2000
-----------                                  ----------     ----------     ----------     ----------
Campbell Unit 3 - 93.3 percent               $      279     $      291     $      312     $      299
Ludington - 51 percent                               76            100             88            105
Transmission facilities - various                    37             31             40             17
Distribution lines - various                         10              -              -              -
                                             ==========     ==========     ==========     ==========

10: REPORTABLE SEGMENTS

Consumers has two reportable segments: electric and gas. The electric segment consists of regulated activities associated with the generation, transmission and distribution of electricity. The gas segment consists of regulated activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those Consumers describes in the summary of significant accounting policies. Consumers' management evaluates performance based on pretax operating income. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. For 2001, 2000 and 1999, these amounts include earnings from investments accounted for by the equity method of $38 million, $57 million and $50 million, respectively. For 2001, 2000 and 1999, Consumers had investments accounted for by the equity method of $553 million, $535 million and $487 million, respectively. Consumers accounts for intersegment sales and transfers at current market prices and eliminates them in consolidated pretax operating income by segment. Other segment information follows:

                                                        Consumers Energy Company

                                                                                  In Millions
                                                  -------------------------------------------
                                                   Restated        Restated
Years Ended December 31                              2001            2000            1999
-----------------------                           ----------      ----------      ----------
Depreciation, depletion and amortization
  Electric                                        $      219      $      311      $      315
  Gas                                                    118             113             107
  Other                                                    2               2               2
                                                  ----------      ----------      ----------

Total Consolidated                                $      339      $      426      $      424
                                                  ==========      ==========      ==========

Interest Charges
  Electric                                        $      153      $      145      $      133
  Gas                                                     50              48              48
  Other                                                   21              27              19
                                                  ----------      ----------      ----------
  Subtotal                                               224             220             200
  Eliminations                                           (38)            (37)            (19)
                                                  ----------      ----------      ----------

Total Consolidated                                $      186      $      183      $      181
                                                  ==========      ==========      ==========

Income Taxes
  Electric (a)                                    $       75      $      123      $      126
  Gas                                                     25              24              41
  Other                                                   (3)            (10)              5
                                                  ----------      ----------      ----------

Total Consolidated                                $       97      $      137      $      172
                                                  ==========      ==========      ==========

Total assets
  Electric (b)                                    $    5,454      $    5,230      $    4,675
  Gas (b)                                              2,194           1,776           1,731
  Other                                                1,142           1,124           1,122
                                                  ----------      ----------      ----------
  Subtotal                                             8,790           8,130           7,528
  Eliminations                                          (469)           (354)           (358)
                                                  ----------      ----------      ----------

Total Consolidated                                $    8,321      $    7,776      $    7,170
                                                  ==========      ==========      ==========

Capital expenditures (c)
  Electric                                        $      623      $      430      $      385
  Gas                                                    145             120             120
                                                  ----------      ----------      ----------

Total                                             $      768      $      550      $      505
                                                  ==========      ==========      ==========

(a) 2001 amount includes the $6 million tax benefit due to the change in accounting for derivative instruments.

(b) Amounts include an attributed portion of Consumers' other common assets to both the electric and gas utility businesses.

(c) Includes electric restructuring implementation plan, capital leases for nuclear fuel, purchase of nuclear fuel and other assets and electric DSM costs. Amounts also include an attributed portion of Consumers' capital expenditures for plant and equipment common to both the electric and gas utility businesses.

                                                        Consumers Energy Company

11: SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY SUPPLIER

Under the PPA with the MCV Partnership discussed in Note 2, Consumers' 2001 obligation to purchase electric capacity from the MCV Partnership provided 15.3 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME

                                                                                                        In Millions
                                                                              -------------------------------------
Years Ended December 31                                                       2001           2000              1999
-----------------------                                                       ----           ----              ----
Operating revenue (a)                                                         $611           $604              $617
Operating expenses                                                             453            392               401
                                                                              -----          -----             -----

Operating income                                                               158            212               216
Other expense, net                                                             110            122               136
                                                                              -----          -----             -----

Net income                                                                    $ 48           $ 90              $ 80
                                                                              ====           ====              ====

BALANCE SHEETS

                                                                                                        In Millions
                             --------------------------------------------------------------------------------------
December 31                    2001         2000                                                2001          2000
-----------                  -------      -------                                             -------       -------
ASSETS                                                        LIABILITIES AND EQUITY
  Current assets (b)         $   341      $   429              Current liabilities            $   320       $   316
  Plant, net                   1,610        1,671              Non-current liabilities (c)      1,245         1,431
  Other assets                   166          175              Partners' equity (d)               552           528
                             -------      -------                                             -------       -------

                             $ 2,117      $ 2,275                                             $ 2,117       $ 2,275
                             =======      =======                                             =======       =======

(a) For 2001, 2000, and 1999, revenue from Consumers totaled $550 million, $569 million and $586 million, respectively.

(b) At December 31, 2001 and 2000, receivables from Consumers totaled $49 and $43 million, respectively.

(c) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 2001 and 2000, the MCV Partnership owed lease obligations of $1.11 billion and $1.24 billion, respectively, to the owner trust. CMS Holdings' share of the interest and principal portion for the 2001 lease payments was $36 million and $54 million, respectively, and for the 2000 lease payments was $52 million and $67 million, respectively. As of December 31, 2001 and 2000 the lease payments service $597 million and $733 million in non-recourse debt outstanding, respectively, of the owner-trust. The MCV Partnership's lease obligations, assets, and operating revenues secures FMLP's debt. For 2001 and 2000, the owner-trust made debt payments (including interest) of $217 million and $212 million, respectively. FMLP's earnings for 2001, 2000, and 1999 were $30 million, $30 million, and $24 million, respectively.

                                                        Consumers Energy Company

(d) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which Consumers is amortizing to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until it meets certain financial test requirements. Consumers does not anticipate receiving a cash distribution in the near future.

12: RESTATEMENT

In April 2002, Consumers' Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit Consumers' financial statements for the year ending December 31, 2002. Consumers previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002.

In May 2002, as a result of certain financial reporting issues surrounding round-trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 could not be relied upon. As a result, Ernst & Young began the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000. Although Arthur Andersen's notification did not apply to separate, audited financial statements of Consumers for the applicable years, the re-audit did include audit work at Consumers for these years.

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. Therefore, the consolidated financial statements for 2001 and 2000 have been restated from amounts previously reported. At the time it adopted the accounting treatment for these items, Consumers believed that such accounting was appropriate under generally accepted accounting principles and Arthur Andersen concurred.

The audit adjustments: 1) change the accounting associated with the PPA reserve, which results in: the reversal of the 2001 increase to the PPA reserve of $126 million; the reversal of a net $12 million charged to operating expenses associated with the PPA in 2001; and the reversal of $29 million of the amount charged to the PPA reserve in 2000; and 2) recognize Consumers' new headquarters lease as a capital lease, instead of an operating lease, and record the lease obligation and capitalize costs incurred. Each of these transactions involved estimates, assumptions, and judgment based on the best information available at the time the transactions occurred. The audit adjustments reflect current judgment on these matters. In addition, the audit adjustments recognize immaterial reconciling adjustments to advertising costs, Consumers' OPEB liability and related party receivables and payables.

In 1992, Consumers originally accounted for losses associated with the PPA by establishing a reserve for the difference between the amount that Consumers was paying for power in accordance with the terms of the PPA, and the amount that Consumers was ultimately allowed by the MPSC to recover from electric customers. At that time, the reserve did not take into account earnings Consumers would receive from its 49 percent interest in the MCV Partnership due to uncertainties with the level of performance of the facility.

In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the then current facts and circumstances used to calculate the disallowance reserve, including earnings from its 49 percent interest in the MCV Partnership. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in

                                                        Consumers Energy Company

2001, Consumers concluded that it needed to increase the reserve by $126 million (pre-tax) in the third quarter of 2001, and did so.

In connection with the re-audit of CMS Energy's consolidated financial statements for the fiscal years 2000 and 2001, Consumers reviewed its 2000 and 2001 PPA accounting and related assumptions, and determined that the reserve balance as of January 1, 2000 did appropriately reflect Consumers' probable losses as of that date. However, as a result of reconsideration of all subsidiary accounting effects, the re-evaluation of the PPA accounting did result in a net reduction of operating expenses associated with the PPA of $12 million in 2001, an increase to operating expenses associated with the PPA of $29 million in 2000, the reversal of the $126 million increase to the reserve originally recorded in 2001, and immaterial adjustments to accretion expense for both years.

The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income statement effects:

In Millions                                                                       2001             2000
-----------                                                                    -----------     -----------
                                                                                Income Increase/(Decrease)
                                                                               ---------------------------
Reverse the original operating charge associated with continuing
  losses on the MCV PPA                                                        $       39      $       --
Charge 49 percent of annual capacity losses associated with the MCV
  PPA to operating expense instead of to the reserve                                  (27)            (29)
                                                                               ----------      ----------
Net operating expense decrease/(increase)                                              12             (29)

Reverse the 2001 increase to the MCV PPA reserve                                      126              --
Accretion Expense                                                                      --              (2)
                                                                               ----------      ----------
Pre-tax effect of adjustments                                                         138             (31)
Income tax effect                                                                     (48)             11
                                                                               ----------      ----------
Net income impact of MCV PPA adjustments                                       $       90      $      (20)

                                                        Consumers Energy Company

The following tables reflect the effects of all the audit adjustments Consumers made to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000:

CONSOLIDATED STATEMENT OF INCOME

                                                                  2001                           2000
                                                       ----------------------------    ---------------------------
In Millions                                            As Reported      As Restated    As Reported     As Restated
-----------                                            -----------      -----------    -----------     -----------
OPERATING EXPENSES
Loss on power purchase agreement - MCV Partnership     $      126      $       --      $       --      $       --
Other                                                         635             625             526             555

Total Operating Expenses                                    3,669           3,533           3,300           3,329

PRETAX OPERATING INCOME
Electric                                                      212             349             481             454
Gas                                                            98              97              98              96

Total Pretax Operating Income                                 345             481             635             606

OTHER INCOME (DEDUCTIONS)
Accretion expense                                             (10)            (11)             (7)             (9)
Other, net                                                      5               6              (5)             (5)

Total Other Income (Deductions)                                 1               1              --              (2)

INCOME BEFORE TAXES                                           160             296             452             421

INCOME TAXES                                                   49              97             148             137

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                          111             199             304             284

NET INCOME                                                    100             188             304             284
                                                       ----------      ----------      ----------      ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER             $       57      $      145      $      268      $      248
                                                       ----------      ----------      ----------      ----------

                                                        Consumers Energy Company

The following table reflects all audit adjustments by quarter for the income statement:


In Millions
-----------------------------------------------------------------------------------------------------------------------------
                                                  2001                                             2000
Quarters Ended                  March 31     June 30    Sept. 30     Dec. 31    March 31     June 30    Sept. 30     Dec. 31
------------------------------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Operating expenses              $   1,006   $     765   $     953   $     945   $     939   $     716   $     732   $     913

MCV PPA Adjustment                     (4)         (4)       (130)         --           7           7           7           8
Advertising Expense                    --          --          --           1          --          --          --           3
OPEB                                   --          --          --          --          --          --          --          (2)
Intercompany items                      1          --          --          --          --          --          --          (1)

Restated operating expenses     $   1,003   $     761   $     823   $     946   $     946   $     723   $     739   $     921
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Pretax operating income         $     213   $     108   $     (53)  $      77   $     187   $      92   $     142   $     214

MCV PPA Adjustment                      4           4         130          --          (7)         (7)         (7)         (8)
Advertising Expense                    --          --          --          (1)         --          --          --          (3)
OPEB                                   --          --          --          --          --          --          --           2
Intercompany items                     (1)         --          --          --          --          --           1          --

Restated Pretax operating
     Income                     $     216   $     112   $      77   $      76   $     180   $      85   $     136   $     205
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Other income                    $       2   $      --   $      --   $      (1)  $       2   $       3   $       1   $      (6)

MCV PPA Adjustment                     (1)         --          --           1          --          (1)         (1)         --
Intercompany items                     --           1          --          (1)         --          --          --          --

Restated other income           $       1   $       1   $      --   $      (1)  $       2   $       2   $      --   $      (6)
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Income before taxes             $     168   $      63   $    (102)  $      31   $     147   $      50   $      98   $     157

MCV PPA Adjustment                      4           4         130          --          (7)         (8)         (7)         (9)
Advertising Expense                    --          --          --          (1)         --          --          --          (3)
OPEB                                   --          --          --          --          --          --          --           2
Intercompany items                     (2)         (1)          1           1          --          --          --           1

Restated income before taxes    $     170   $      66   $      29   $      31   $     140   $      42   $      91   $     148
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Income (loss) before
   cumulative effect of change
    in accounting principle     $     107   $      43   $     (62)  $      23   $      94   $      33   $      72   $     105

MCV PPA Adjustment                      2           2          85           1          (5)         (3)         (5)         (7)
Advertising Expense                    --          --          --          --          --          --          --          (2)
OPEB                                   --          --          --          --          --          --          --           1
Intercompany items                     (1)         --          --          (1)         --          (1)         --           2

Restated income (loss) before
   cumulative effect of change
    in accounting principle     $     108   $      45   $      23   $      23   $      89   $      29   $      67   $      99
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

                                                        Consumers Energy Company

-----------------------------------------------------------------------------------------------------------------------------
                                                  2001                                             2000
Quarters Ended                  March 31     June 30    Sept. 30     Dec. 31    March 31     June 30    Sept. 30     Dec. 31
------------------------------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss)               $     107   $      43   $     (62)  $      12   $      94   $      33   $      72   $     105

MCV PPA Adjustment                      2           2          85           1          (5)         (3)         (5)         (7)
Advertising Expense                    --          --          --          --          --          --          --          (2)
OPEB                                   --          --          --          --          --          --          --           1
Intercompany items                     (1)         --          --          (1)         --          (1)         --           2

Restated net income (loss)      $     108   $      45   $      23   $      12   $      89   $      29   $      67   $      99
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net income (loss)
   available to
   common stockholder           $      98   $      33   $     (74)  $      --   $      85   $      23   $      64   $      96

MCV PPA Adjustment                      2           2          85           1          (5)         (3)         (5)         (7)
Advertising Expense                    --          --          --          --          --          --          --          (2)
OPEB                                   --          --          --          --          --          --          --           1
Intercompany items                     (1)         --          --          (1)         --          --          (1)          2

Restated net income (loss)
   available to
   common stockholder           $      99   $      35   $      11   $      --   $      80   $      20   $      58   $      90
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------


CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
                                                                      2001                                2000
                                                         --------------------------------    --------------------------------
In Millions                                               As Reported       As Restated       As Reported        As Restated
------------------------------------------------------   --------------    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $          100    $          188    $          304    $          284
Loss on power purchase agreement - MCV Partnership                  126                --                --                --
Deferred income taxes and investment tax credit                      80               136                (9)              (21)
Decrease (increase) in accounts receivable and accrued
revenue                                                             144               149              (171)             (178)
Increase (decrease) in accounts payable                              50                53                15                19
Changes in other assets and liabilities                               8               (17)               (7)               28
Net cash provided by operating activities                           517               518               515               515

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
INVESTMENT                                                           (5)               (4)                3                 3
Cash and temporary cash investments - End of year        $           16    $           17    $           21    $           21
                                                         --------------    --------------    --------------    --------------

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND
FINANCING ACTIVITIES:

CASH TRANSACTIONS

Interest paid (net of amounts capitalized)               $          169    $          169    $          183    $          165
                                                         --------------    --------------    --------------    --------------
NON-CASH TRANSACTIONS

Other assets placed under capital lease                              21                37                15                15
                                                         --------------    --------------    --------------    --------------

                                                        Consumers Energy Company



CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------------
                                                             2001                            2000
                                                  ----------------------------   -----------------------------
In Millions                                       As Reported     As Restated     As Reported     As Restated
----------------------------------------------   -------------   -------------   -------------   -------------
ASSETS

PLANT
Construction Work-in-Progress                    $         464   $         480   $         279   $         278

Total Plant                                              4,807           4,823           4,278           4,277

CURRENT ASSETS
Cash and temporary cash investments                         16              17              21              21
Accounts receivable -  related parties                      17              18             111             117

Total Current Assets                                     1,025           1,027             910             916

NON-CURRENT ASSETS
Other                                                      176             173             222             220

Total Non-current Assets                                 1,862           1,859           1,964           1,962

TOTAL ASSETS                                     $       8,306   $       8,321   $       7,773   $       7,776
                                                 -------------   -------------   -------------   -------------
STOCKHOLDER'S INVESTMENT AND LIABILITIES

CAPITALIZATION
Common stockholder's equity
Retained earnings since December 31, 1992        $         373   $         441   $         506   $         486

Total common stockholder's equity                        1,850           1,918           2,026           2,006

Non-current portion of capital leases                       56              72              49              49

Total Capitalization                                     4,942           5,026           4,624           4,604

CURRENT LIABILITIES
Accounts payable                                           291             282             254             247
Accrued taxes                                              219             214             247             247
Accounts payable - related parties                          80              96              67              78
Current portion of purchase power contracts                 --              24              --              22
Deferred income taxes                                       12              12              --              --
Other                                                      260             247             253             240

Total Current Liabilities                                1,535           1,548           1,455           1,468

NON-CURRENT LIABILITIES
Deferred income taxes                                      747             784             716             705
Postretirement benefits                                    279             276             366             363
Power purchase agreement - MCV Partnership                 169              52              54              77
Other                                                      256             257             203             204

Total Non-current Liabilities                            1,829           1,747           1,694           1,704

TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES   $       8,306   $       8,321   $       7,773   $       7,776
                                                 -------------   -------------   -------------   -------------

                                                        Consumers Energy Company



CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
---------------------------------------------------------------------------------------------------------------------------------
                                                                                2001                           2000
                                                                    -----------------------------   -----------------------------
In Millions                                                          As Reported     As Restated     As Reported     As Restated
-----------------------------------------------------------------   -------------   -------------   -------------   -------------
RETAINED EARNINGS

At beginning of period                                              $         506   $         486   $         485   $         485
Net income                                                                    100             188             304             284
At end of period                                                              373             441             506             486

Total Common Stockholder's Equity                                   $       1,850   $       1,918   $       2,026   $       2,006

Total Comprehensive Income                                          $          53   $         141   $         300   $         280
-----------------------------------------------------------------   -------------   -------------   -------------   -------------

In addition, as a result of Consumers reclassifying its headquarters' lease from an operating lease to a capital lease the following table illustrates the amount of capital leases included in Consumers' restated balance sheet plant accounts:

                                                   In Millions
--------------------------------------------------------------
Capital leases                              2001        2000
----------------------------------------   --------   --------
Electric                                   $     93   $    133
Gas                                              39         40
Other                                            46         31
                                           --------   --------
                                                178        204
Less accumulated amortization                    93         99
                                           --------   --------

Net capital lease                          $     85   $    105
                                           ========   ========

13:  SUBSEQUENT EVENTS

Subsequent to December 31, 2001, a number of material events have occurred. These events have been disclosed in Consumers' quarterly filings on Form 10-Q, Form 8-K's or otherwise, during the years 2002 and 2003. Below is a summary of these events:

CHANGE IN EXECUTIVE OFFICERS: Subsequent to March 1, 2002, certain changes have occurred in Consumers' executive officers. On May 24, 2002, the Board of Directors of Consumers elected Kenneth Whipple as Chairman of the Board and Chief Executive Officer; on June 27, 2002, S. Kinnie Smith, Jr. was elected Vice Chairman of the Board; on July 22, 2002, Thomas J. Webb was elected Executive Vice President and Chief Financial Officer; on August 2, 2002, John F. Drake was elected Senior Vice President and on December 6, 2002, Michael T. Monahan and Joseph F. Paquette, Jr. joined the Board of Directors of Consumers.

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a special committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The special committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The special committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The special committee also made recommendations designed to prevent any reoccurrence of this practice, some of which have already been implemented, including the termination of the speculative trading business and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

                                                        Consumers Energy Company



CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the United States Attorney's Office for the Southern District of New York and from the United States Attorney's Office for the Southern District of Texas regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. The cases have been consolidated into a single lawsuit. Consumers intends to vigorously defend against this action. Consumers cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under the ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

NEW ACCOUNTING STANDARDS

DERIVATIVE ACCOUNTING: Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market, as defined by SFAS No. 133, in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact in earnings related to these contracts, particularly related to the PPA, could be material to the financial statements.

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. When the liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the initial liability is accreted to its present value each period and the capitalized cost is depreciated over the related asset's useful life. Consumers has determined that it has some legal asset retirement obligations, particularly in regard to its nuclear plants, but has not as yet finalized its assessment of the obligation. Once Consumers' assessment is finalized, its removal cost estimate will be determined based on fair value cost estimates as required by the new standard. The fair value of the legal retirement obligations will be present valued and used to quantify the effects of adoption of this standard.

                                                        Consumers Energy Company


SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Consumers believes there will be no impact on its financial statements upon adoption of the standard.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. Consumers believes there will be no impact on its financial statements upon adoption of the standard.

SFAS NO, 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Consumers has decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Therefore, Consumers will record expense for the fair value of stock options issued in 2002. The implementation will have an immaterial effect on its financial statements upon adoption of the method.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: Issued by the FASB in November 2002, the interpretation elaborates on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. Consumers will be required to recognize a liability for any guarantees it may issue after January 1, 2003, but will not change the accounting for guarantees it may have issued before that date.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Consumers, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Consumers will be required to consolidate any entities that meet the requirements of the interpretation.

                                                        Consumers Energy Company



Consumers is in the process of studying the interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1998, the EPA issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA final regulations in December 2002 and will be submitting these rules for approval to the EPA in the first quarter of 2003. In addition, the EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the State final regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of September 2002, Consumers has incurred $372 million in capital expenditures to comply with the EPA final regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2009. Additionally, Consumers will supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to be $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the future standards. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

These and other required environmental expenditures, if not recovered from customers in Consumers rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: The Customer Choice Act requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance with the requirement to expand available transmission capability.

TRANSMISSION: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system for sale rather than own and invest in an asset that it could not control. In May 2002, Consumers sold its electric transmission system for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect,

                                                        Consumers Energy Company



Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers anticipates that its after-tax earnings will increase by approximately $17 million in 2002, due to the recognition of a $26 million one time gain on the sale of the electric transmission system. This one time gain is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

Under the agreement with MTH, and subject to certain additional RTO surcharges, contract transmission rates charged to Consumers will be fixed at current levels through December 31, 2005, and be subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO.

When IPPs connect to transmission systems, they pay transmission companies the capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. It is the FERC's policy that the system upgrade portion of these IPP payments be credited against transmission service charges over time as transmission service is taken. METC recorded a $34 million liability for IPP credits. Subsequently, MTH assumed this liability as part of its purchase of the electric transmission system. Several months after METC started operation, the FERC changed its policy to provide for interest on IPP payments that are to be credited. The $34 million liability for IPP credits does not include interest since the associated interconnection agreements do not at this time provide for interest. METC has asserted that Consumers may be liable for interest on the IPP payments to be credited if interest provisions are added to these agreements. Consumers believes that any potential liability would not have a material adverse affect on its financial condition.

ELECTRIC PROCEEDINGS: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 were also made subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference was the exclusion of all costs associated with

                                                        Consumers Energy Company



expenditures required by the Clean Air Act as ordered by the MPSC. Consumers, in a separate filing, has requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. In December 2002, the MPSC issued an order finding that Consumers experienced zero stranded costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of stranded costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 stranded cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. The request for regulatory asset accounting treatment for Clean Air Act expenditures remains pending before the MPSC.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
Year Filed         Year Incurred       Requested          Pending           Allowed          Disallowed
---------------   ---------------   ---------------   ---------------   ---------------   ---------------
1999                  1997 & 1998   $            20   $            --   $            15   $             5
2000                         1999                30                --                25                 5
2001                         2000                25                --                20                 5
2002 2001                                         8                 8                --                --

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown, as of September 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money should be fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will finally approve as allowable costs.

Consumers is also pursuing recovery, through the MISO, of approximately $7 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO. However, Consumers cannot predict the amounts it will be reimbursed by the MISO.

NUCLEAR MATTERS: As of December 2002, Big Rock completed four of the seven dry fuel storage canister loadings. The dry fuel storage team anticipates loading a fifth canister in early February 2003.

OTHER ELECTRIC UNCERTAINTIES

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $436 million, $341 million, and $408 million.

GAS RATE MATTERS

GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through

                                                        Consumers Energy Company



March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The settlement did not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers requested authority to bill a GCR factor up to $3.50 per mcf for this period. The Company also requested the MPSC approve the same methodology which adjusts bills for market price increases that the MPSC approved, through settlement, in the previous plan year. A settlement with all parties in the proceeding was signed and submitted to the Commission in March 2002. The settlement stipulated to all requests of Consumers and the MPSC approved the settlement, as filed, in July 2002. Consistent with the terms of the settlement, Consumers filed in June 2002 to raise the GCR factor cap to $3.66 for the period July through September and Consumers proceeded to bill its customers at this new rate. In September, Consumers filed to raise the GCR factor cap to $3.79 for October through December, but expects to be able to continue billing at the $3.66 rate.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million annual gas distribution service rate increase. Consumers requested a 12.25 percent authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief was primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual gas distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in gas distribution service rate revenues under bond and subject to refund. The order authorized Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and requested an annual $105 million gas distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual gas distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, effective for service November 8, 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates gas capital expenditures, including new lease commitments, of $181 million, $144 million, and $167 million.

OTHER UNCERTAINTIES

PENSION: The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. The estimated fair value of the Pension Plan assets at December 31, 2002 is $607 million. The Accumulated Benefit Obligation is estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, and as a result, Consumers and the other participants were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Consumers was $325 million, of which $40 million was recorded as an intangible asset, and $285 million was charged to other comprehensive income ($185 million after-tax).

                                                        Consumers Energy Company



PENSION AND OPEB PLAN ASSETS: As of December 31, 2001, the balance of Pension Plan and OPEB plan assets was $845 million and $475 million respectively. These amounts consisted primarily stocks and bonds, including CMS Energy Common Stock of $126 million in the Pension Plan assets and $3 million in the OPEB plan assets at December 31, 2001. As of January 31, 2003, the market value of CMS Energy Common Stock in these plans was $30 million in the Pension Plan and $1 million in the OPEB plan.

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million, of which Consumers received $174 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $13 million. CMS Energy also had to write-off $40 million of additional tax credits. This tax credit write-off and the reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of December 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $25 million was allocated to Consumers.

SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At September 30, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for purposes of refinancing or refunding existing long-term securities, $690 million for general corporate purposes, and $900 million of first mortgage bonds to be issued solely as security for the long-term securities.

SHORT-TERM FINANCINGS: At September 30, 2002, Consumers had a $250 million credit facility secured by First Mortgage Bonds. This facility is available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings. At September 30, 2002, a total of $235 million was outstanding at a weighted average interest rate of 3.7 percent, compared with $153 million outstanding on a revolving credit facility at September 30, 2001, at a weighted average interest rate of 3.5 percent.

In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. The rating downgrade is purported to be largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round-trip trading investigations and lawsuits, the special board committee investigation, restatement and re-audit of 2000 and 2001 financial statements, and uncertain future access to the capital markets.

In November 2002, CMS Energy announced the completion of the work of the Board of Directors special committee established to investigate round-trip trading at CMS MST. The board approved the recommendations of the special committee and its independent outside counsel. The facts previously reported by CMS Energy about round-trip trading at the CMS MST, Houston-based subsidiary, are essentially consistent with the findings of the special committee. In February 2003, Ernst & Young completed its re-audit of Consumers consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. Consumers has determined to make, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000. Therefore, the consolidated financial statements for 2001 and 2000 have been restated from amounts previously reported. A summary of the principal effects of the restatement on Consumers' consolidated financial statements for 2001 and 2000 is contained in Note 12, Restatement.

As a result of certain of these rating agency downgrades, some commodity suppliers to Consumers have

                                                        Consumers Energy Company



requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is addressing these issues as required.

On July 12, 2002, Consumers reached agreement with its lenders on two credit facilities as follows: a $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002 as well as various credit lines aggregating $200 million. At September 30, 2002, a total of $535 million was outstanding under these facilities. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers' first mortgage bonds and are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings.

Consumers $250 million revolving credit facility has, as of November 30, 2002, an effective interest rate of 4.8 percent, although the rate may fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. The interest rate on the $300 million term loan has an effective interest rate of 8.2 percent as of November 30, 2002, which may also fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. Consumers bank and legal fees associated with arranging the facilities in July 2002 were $6 million.

The credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:



Required Ratio                                     Limitation                          Ratio at September 30, 2002
--------------                               --------------------------                ---------------------------
Debt to Capital Ratio (a)                    Not more than 0.65 to 1.00                               0.53 to 1.00
Interest Coverage Ratio (a)                    Not less than 2.0 to 1.0                               3.36  to 1.0


(a) Violation of this ratio would constitute an event of default under the facilities which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

Also, pursuant to restrictive covenants in its facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $190 million in common stock dividends to CMS Energy. Consumers declared and paid $208 million in common stock dividends in 2002.

As a result of Consumers restating its financial statements, Consumers was unable to deliver September 30, 2002 financial statements to lenders as required under certain bank lending arrangements. On November 26, 2002, Consumers received approval from its various bank groups to waive delivery of financial statements for the period ended September 30, 2002. The waiver expires on the earlier of delivery of such statements or February 28, 2003. Consumers intends to provide these statements to its various bank groups prior to February 28, 2003.

As a result of the restatement, ratings downgrades and related changes in its financial situation, Consumers' access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. In the event Consumers is unable to access bank financing or the capital markets to incur or refinance indebtedness, there could be a material adverse effect on Consumers' liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

In October 2002, Consumers simultaneously entered into a new term loan agreement collateralized by first

                                                        Consumers Energy Company



mortgage bonds and a new gas inventory term loan agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the agreements. In November 2002, Consumers paid $80 million on the gas inventory loan and drew $85 million under the term loan agreement. The bank and legal fees associated with the agreements was $2 million. The first amortization payment under these agreements occurred in December 2002 with monthly amortization payments scheduled until full repayment is completed in mid-April of 2003. This financing eliminated the need for Consumers to access the capital markets for the remainder of 2002.

LONG-TERM FINANCINGS: In March 2002, Consumers sold $300 million principal amount of six percent senior notes, maturing in March 2005. Net proceeds from the sale were $299 million. Consumers used the net proceeds to replace a first mortgage bond that was to mature in 2003.

FIRST MORTGAGE BONDS: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its First Mortgage Bond Indenture, its Articles of Incorporation and the need for regulatory approvals to meet appropriate federal law.

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $345 million of unrestricted retained earnings available to pay common dividends at September 30, 2002. However, due to dividend restrictions included as part of an agreement with its lenders, Consumers' dividends are not to exceed $300 million in any calendar year.

On April 1, 2002, Consumers established a new subsidiary, Consumers Receivables Funding. This consolidated subsidiary was established to sell accounts receivable purchased from Consumers to an unrelated third party under a trade receivables sale program. Prior to the establishment of Consumers Receivables Funding, Consumers sold its accounts receivable directly to an unrelated third party. Consumers, through Consumers Receivables Funding, currently has in place a $325 million trade receivables sale program. At September 30, 2002, the receivables sold totaled $325 million. During 2002, $248 million cash proceeds were received under the trade receivables sale program. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

                         Report of Independent Auditors


The Board of Directors and Stockholders
Consumers Energy Company


We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of Consumers Energy Company (a Michigan corporation and wholly-owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholders' equity and cash flows for each of two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Midland Cogeneration Venture Limited Partnership (a limited partnership in which Consumers Energy Company and subsidiaries has a 49% interest), have been audited by other auditors who have ceased operations, whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Midland Cogeneration Venture Limited Partnership, it is based solely on their report. The financial statements of Consumers Energy Company and subsidiaries as of December 31, 1999 were audited by other auditors who have ceased operations and whose report dated March 22, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumers Energy Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Consumers Energy Company changed its method of accounting related to derivatives and hedging activities in accordance with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," as amended and the related implementation guidance issued by the Derivatives Implementation Group and approved by the Financial Accounting Standards Board, effective January 1, 2001, July 1, 2001 and December 31, 2001.

As more fully described in Note 12, the Company restated its 2001 and 2000 financial statements.


/s/ Ernst & Young LLP


Detroit, Michigan
February 14, 2003

              THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR
             ANDERSEN REPORT AND THIS REPORT HAS NOT BEEN REISSUED
                             BY ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:


We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2001, Midland Cogeneration Venture Limited Partnership changed its method of accounting related to derivatives and hedging activities.



/s/Arthur Andersen LLP




Detroit, Michigan,
January 18, 2002

              THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR
             ANDERSEN REPORT AND THIS REPORT HAS NOT BEEN REISSUED
                             BY ARTHUR ANDERSEN LLP


The Arthur Andersen LLP report below is only included for the year ended December 31, 1999. Ernst & Young LLP's report for the years ended December 31, 2000 and 2001 is included in this filing and supersedes Arthur Andersen LLP's report for those years.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Consumers Energy Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of CONSUMERS ENERGY COMPANY (a Michigan corporation and wholly owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Energy Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, July 1, 2001 and December 31, 2001, Consumers Energy Company changed its method of accounting related to derivatives and hedging activities in accordance with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and the related implementation guidance issues by the Derivatives Implementation Group and approved by the Financial Accounting Standards Board.




/s/Arthur Andersen LLP


Detroit, Michigan,
March 22, 2002

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)            CONSUMERS ENERGY COMPANY


                                                                                                                       In Millions
                                   -----------------------------------------------------------------------------------------------

                                                      2001                                                         2000
                                                 (As Restated)                                                  (As Restated)
                                                 (See Note 12)                                                  (See Note 12)
Quarters Ended                     March 31     June 30    Sept. 30      Dec. 31     March 31     June 30     Sept. 30     Dec. 31
                                   ---------   ---------   ---------    ---------    ---------   ---------   ---------   ---------

Operating revenue                  $   1,219   $     873   $     900    $   1,022    $   1,126   $     808   $     874   $   1,127

Pretax operating income            $     216   $     112   $      77    $      76    $     180   $      85   $     136   $     205

Income (loss) before
cumulative effect of change
 in accounting principle           $     108   $      45   $      23    $      23    $      89   $      29   $      67   $      99

Cumulative effect of change
 in accounting for derivative
 instruments, net of $6 tax               --          --          --    $     (11)          --          --          --          --

Net income (loss)                  $     108   $      45   $      23    $      12    $      89   $      29   $      67   $      99

Preferred stock dividends                 --   $       1          --    $       1           --   $       1          --   $       1

Preferred securities
 distributions                     $       9   $       9   $      12    $      11    $       9   $       8   $       9   $       8

Net income (loss) available to
 common stockholder                $      99   $      35   $      11    $      --    $      80   $      20   $      58   $      90



                                                       2001                                                          2000
Quarters Ended                    March 31(a) June 30(a)  Sept. 30(a)   Dec. 31(b)   March 31(c) June 30(c) Sept. 30(c)  Dec. 31(b)
                                  ----------- ----------  -----------   ----------   ----------- ---------- -----------  ----------

Pretax operating income (loss)
  previously reported              $     213   $     108   $     (53)   $      77    $     187   $      92   $     142   $     214

Pretax operating income
  restated                         $     216   $     112   $      77    $      76    $     180   $      85   $     136   $     205


Net income (loss)
  previously reported              $     107   $      43   $     (62)   $      12    $      94   $      33   $      72   $     105

Net income (loss)
  Restated (d)                     $     108   $      45   $      23    $      12    $      89   $      29   $      67   $      99



---------

(a) All adjustments from previously reported amounts in these quarters relate to the MCV PPA reserve adjustment and miscellaneous intercompany reconciling items. See Note 12, Restatement, of Consumers' consolidated financial statements.

(b) All adjustments from previously reported amounts in these quarters relate to the MCV PPA reserve adjustment and miscellaneous intercompany reconciling items, advertising expense and OPEB adjustments. See Note 12, Restatement, of Consumers' consolidated financial statements.

(c) All adjustments from previously reported amounts in these quarters relate to the MCV PPA reserve adjustment. See Note 12, Restatement, of Consumers' consolidated financial statements.

(d) These amounts also include the related tax effect of these adjustments described in notes (a), (b), and (c).

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE



         In April 2002, Consumers' Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the Consumers' financial statements for the year ending December 31, 2002. Consumers had previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. During 1999, 2000 and 2001, there were no disagreements or "reportable events" as described in Items 304 (a) (1) (iv) and
(v) of Regulation S-K between Consumers and Arthur Andersen.

                                    PART III

                           ITEMS 10., 11., 12. and 13.

         Consumers' definitive information statement, except for the Organization and Compensation Committee Report and the Audit Committee Report contained therein, is incorporated by reference herein. See also ITEM 1. BUSINESS for information pursuant to ITEM 10.


                        ITEM 14. CONTROLS AND PROCEDURES

         Consumers' CEO and CFO are responsible for establishing and maintaining Consumers' disclosure controls and procedures. Management, under the direction of Consumers' principal executive and financial officers, has evaluated the effectiveness of Consumers' disclosure controls and procedures as of February 17, 2003. Based on this evaluation, Consumers' CEO and CFO have concluded that Consumers' disclosure controls and procedures are effective to ensure that material information was presented to them. There have been no significant changes in Consumers' internal controls or in other factors that could significantly affect internal controls subsequent to February 17, 2003.

                                    PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Reports of Independent Public Accountants for Consumers are listed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and are incorporated by reference herein.

(a)(2) Financial Statement Schedules and Reports of Independent Public Accountants for Consumers are listed after the Exhibits in the Index to Financial Statement Schedules, and are incorporated by reference herein.

(a)(3) Exhibits for Consumers are listed after Item (c) below and are incorporated by reference herein.

(b)      Reports on Form 8-K for Consumers

     During the fourth quarter of 2001, Consumers filed Current Reports on October 26, 2001, covering matters reported pursuant to ITEM 5. OTHER EVENTS.

(c) Exhibits, including those incorporated by reference (see also Exhibit volume).

                               CONSUMERS EXHIBITS


                         PREVIOUSLY FILED
                    ---------------------------
                    WITH FILE       AS EXHIBIT
 EXHIBITS            NUMBER          NUMBER              DESCRIPTION
 --------           ---------       ----------           -----------
 (3)(c)                                           --     Restated Articles of Incorporation dated May 26, 2000, of Consumers

 (3)(d)              1-5611            (3)(d)     --     By-Laws of Consumers. (1999 Form 10-K)

 (4)(a)             2-65973         (b)(1)-4      --     Indenture dated as of September 1, 1945, between Consumers and
                                                         Chemical Bank (successor to Manufacturers Hanover Trust Company), as
                                                         Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979.

                                                  --     Indentures Supplemental thereto:

                   33-41126            (4)(c)     --     68th dated as of 06/15/93

                     1-5611            (4)        --     69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)

                     1-5611            (4)(a)     --     70th dated as of 02/01/98 (1997 Form 10-K)

                     1-5611            (4)(a)     --     71st dated as of 03/06/98 (1997 Form 10-K)

                     1-5611            (4)(b)     --     72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)

                  333-58943            (4)(d)     --     73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)

                     1-5611            (4)(b)     --     74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)

                     1-5611            (4)(b)     --     75th dated as of 10/1/99 (1999 Form 10-K)

                     1-5611            (4)(d)     --     77th dated as of 10/1/99 (1999 Form 10-K)

                     1-5611                       --     78th dated as of 11/15/00 2000 Form 10-K)
                                       (4)(b)
                     1-5611                       --     79th dated as of 9/26/01 (3rd qtr 2001 10-Q)

                                       (4)(b)     --     80th dated as of 3/22/02
 (4)(a)(i)

 (4)(c)              1-5611            (4)(b)     --     Indenture dated as of January 1, 1996 between Consumers and The Bank of New York, as Trustee. (1995 Form 10-K)

                                                  --     Indentures Supplemental thereto:

                     1-5611            (4)(b)     --     1st dated as of 01/18/96 (1995 Form 10-K)

                     1-5611            (4)(a)     --     2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)

                     1-5611            (4)(a)     --     3rd dated as of 11/04/99 (3rd qtr 1999 Form 10-Q)

                     1-5611            (4)(a)     --     4th dated as of 05/31/01 (3rd qtr 2001 Form 10-Q)

 (4)(d)              1-5611            (4)(c)     --     Indenture dated as of February 1, 1998 between Consumers and
                                                         JPMorgan Chase (formerly "The Chase Manhattan Bank") as Trustee.
                                                         (1997 Form 10-K)

                     1-5611            (4)(a)     --     1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)


                  333-58943            (4)(b)     --     2nd dated as of 06/15/98

                     1-5611            (4)(a)     --     3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)

(10)(a)              1-9513           (10)(b)     --     Form of Employment Agreement entered into by CMS Energy's and
                                                         Consumers' executive officers. (1999 Form 10-K)

(10)(b)              1-5611           (10)(g)     --     Consumers' Executive Stock Option and Stock Appreciation Rights Plan
                                                         effective December 1, 1989. (1990 Form 10-K)

(10)(c)              1-9513           (10)(d)     --     CMS Energy's Performance Incentive Stock Plan effective February 3,
                                                         1988, as amended December 3, 1999. (1999 Form 10-K)

(10)(d)              1-9513           (10)(m)     --     CMS Deferred Salary Savings Plan effective January 1, 1994. (1993
                                                         Form 10-K)

(10)(e)              1-9513           (10)(n)     --     CMS Energy and Consumers Annual Executive Incentive Compensation
                                                         Plan effective January 1, 1986, as amended January 1995. (1995 Form
                                                         10-K)

(10)(f)              1-9513           (10)(h)     --     Supplemental Executive Retirement Plan for Employees of CMS
                                                         Energy/Consumers Energy Company effective January 1, 1982, as amended December 3, 1999. (1999 Form 10-K)

(10)(g)            33-37977             4.1       --     Senior Trust Indenture, Leasehold Mortgage and Security Agreement
                                                         dated as of June 1, 1990 between The Connecticut National Bank and
                                                         United States Trust Company of New York. (MCV Partnership) Indenture
                                                         Supplemental thereto:

(10)(h)            33-37977             4.2       --     Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)

                     1-9513           (28)(b)     --     Collateral Trust Indenture dated as of June 1, 1990 among Midland
                                                         Funding Corporation I, MCV Partnership and United States Trust
                                                         Company of New York, Trustee. (3rd qtr 1990 Form 10-Q) Indenture
                                                         Supplemental thereto:


                         PREVIOUSLY FILED
                    ---------------------------
                    WITH FILE       AS EXHIBIT
 EXHIBITS            NUMBER          NUMBER              DESCRIPTION
 --------           ---------       ----------           -----------
                   33-37977           4.4         --     Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)

(10)(i)              1-9513           (10)(v)     --     Amended and Restated Investor Partner Tax Indemnification Agreement
                                                         dated as of June 1, 1990 among Investor Partners, CMS Midland as
                                                         Indemnitor and CMS Energy as Guarantor. (1990 Form 10-K)

(10)(j)              1-9513           (19)(d)**   --     Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others. (1990 Form 10-K)

(10)(k)              1-9513           (10)(z)**   --     Indemnity Agreement dated as of June 1, 1990 made by CMS Energy to
                                                         Midland Cogeneration Venture Limited Partnership. (1990 Form 10-K)

(10)(l)              1-9513           (10)(aa)**  --     Environmental Agreement dated as of June 1, 1990 made by CMS Energy to United States Trust Company of New York, Meridian Trust Company,
                                                         each Subordinated Collateral Trust Trustee and Holders from time to time of Senior Bonds and Subordinated Bonds and Participants from time to time in Senior Bonds and Subordinated Bonds. (1990 Form
                                                         10-K)

(10)(m)            33-37977            10.4       --     Amended and Restated Participation Agreement dated as of June 1,
                                                         1990 among MCV Partnership, Owner Participant, The Connecticut
                                                         National Bank, United States Trust Company, Meridian Trust Company,
                                                         Midland Funding Corporation I, Midland Funding Corporation II, MEC
                                                         Development Corporation and Institutional Senior Bond Purchasers.
                                                         (MCV Partnership)

(10)(n)             33-3797            10.4       --     Power Purchase Agreement dated as of July 17, 1986 between MCV
                                                         Partnership and Consumers. (MCV Partnership) Amendments thereto:

                   33-37977            10.5       --     Amendment No. 1 dated September 10, 1987. (MCV Partnership)

                   33-37977            10.6       --     Amendment No. 2 dated March 18, 1988. (MCV Partnership)

                   33-37977            10.7       --     Amendment No. 3 dated August 28, 1989. (MCV Partnership)

                   33-37977            10.8       --     Amendment No. 4A dated May 25, 1989. (MCV Partnership)

(10)(o)              1-5611           (10)(y)     --     Unwind Agreement dated as of December 10, 1991 by and among CMS
                                                         Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC
                                                         Development Corp. and CMS Midland Holdings Company. (1991 Form 10-K)

(10)(p)              1-5611           (10)(z)     --     Stipulated AGE Release Amount Payment Agreement dated as of June 1,
                                                         1990, among CMS Energy, Consumers and The Dow Chemical Company.
                                                         (1991 Form 10-K)

(10)(q)              1-5611           (10)(aa)**  --     Parent Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner
                                                         Participants and the Initial Purchasers of Senior Bonds in the MCV
                                                         Sale Leaseback transaction, and MEC Development. (1991 Form 10-K)

(10)(r)              1-8157            10.41      --     Contract for Firm Transportation of Natural Gas between Consumers
                                                         Power Company and Trunkline Gas Company, dated November 1, 1989, and
                                                         Amendment, dated November 1, 1989. (1989 Form 10-K of PanEnergy
                                                         Corp.)

(10)(s)              1-8157            10.41      --     Contract for Firm Transportation of Natural Gas between Consumers
                                                         Power Company and Trunkline Gas Company, dated November 1, 1989.
                                                         (1991 Form 10-K of PanEnergy Corp.)

(10)(t)              1-2921            10.03      --     Contract for Firm Transportation of Natural Gas between Consumers
                                                         Power Company and Trunkline Gas Company, dated September 1, 1993.
                                                         (1993 Form 10-K)

(12)                                              --     Statement regarding computation of Consumer's Ratio of Earnings to
                                                         Fixed Charges and Preferred Securities Dividends and Distributions

(16)                 1-5611            16.1       --     Letter from Arthur Andersen LLP to the Securities and Exchange
                                                         Commission dated April 29, 2002, regarding change in certifying accountant. (Form 8-K filed April 29, 2002)

(21)(b)               69-33                       --     Subsidiaries of Consumers (Form U-3A-2 filed February 28, 2002).

(23)(b)              1-5611           (23)(b)     --     Consent of Arthur Andersen LLP (2001 Form 10-K)

 24(b)                                            --     Consent of Ernst and Young LLP



                        PREVIOUSLY FILED
                    -------------------------
                    WITH FILE      AS EXHIBIT
EXHIBITS             NUMBER          NUMBER                      DESCRIPTION
--------            ---------      ----------                    -----------
(99)(a)                                               --         Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
(99)(b)              1-15611         (99)(b)          --         Consumers' Letter Confirming Receipt of Certain Representations
                                                                 from Arthur Andersen LLP. (2001 FORM 10-K)

----------

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

       After reasonable efforts, we have been unable to obtain Arthur Andersen LLP's consent to the incorporation by referenced of their report for our fiscal year ended December 31, 1999 previously filed with the Form 10-K of which this form 10-K amends and we have not filed that consent with this Annual Report on Form 10-K/A in reliance upon Rule 437a under the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP's consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated therein.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                               Page
Schedule II      Valuation and Qualifying Accounts and Reserves
                 2001, 2000 and 1999.........................................................   123

Report of Independent Public Accountants
                       Ernst & Young LLP for 2001 and 2000...................................   112
                       Arthur Andersen LLP for 1999..........................................   124

Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.

                            CONSUMERS ENERGY COMPANY
          Schedule II - Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 2001, 2000 and 1999
                                  (In Millions)


                                        Balance at        Charged       Charged to                       Balance
                                         Beginning          to             other                         at End
     Description                         of Period        Expense        Accounts      Deductions       of Period
-----------------------------------------------------------------------------------------------------------------

Accumulated provision for
 uncollectible accounts:

  2001                                         $3              $13             -            $12(a)          $4

  2000                                         $4              $10             -            $11(a)          $3

  1999                                         $5               $7             -             $8(a)          $4
==============================================================================================================

(a) Accounts receivable written off including net uncollectible amounts of $10 in 2001, $9 in 2000 and $7 in 1999 charged directly to operating expense and credited to accounts receivable.

              THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR
             ANDERSEN REPORT AND THIS REPORT HAS NOT BEEN REISSUED
                             BY ARTHUR ANDERSEN LLP


The Arthur Andersen LLP report below is only included for the year ended December 31, 1999. Ernst & Young LLP's report for the years ended December 31, 2000 and 2001 is included in this filing and supersedes Arthur Andersen LLP's report for those years.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Consumers Energy Company:

We have audited in accordance with auditing standards generally accepted in the United States, Consumers Energy Company's consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 22, 2002. Our audit was made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/Arthur Andersen LLP



Detroit, Michigan,
March 22, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21th day of February 2003.


                                         CONSUMERS ENERGY COMPANY

                                         By    /s/       Thomas J. Webb
                                           ------------------------------------
                                                  Thomas J. Webb
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                 CERTIFICATIONS

I, Kenneth Whipple, certify that:

         1. I have reviewed the annual report on Form 10-K/A of Consumers Energy Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  February 19, 2003                  By    /s/      Kenneth Whipple
                                            -----------------------------------
                                                   Kenneth Whipple
                                                   Chairman of the Board and
                                                   Chief Executive Officer

I, Thomas J. Webb, certify that:

         1. I have reviewed the annual report on Form 10-K/A of Consumers Energy Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  February 19, 2003                   By   /s/       Thomas J. Webb
                                             ----------------------------------
                                                   Thomas J. Webb
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


                         PREVIOUSLY FILED
                    ---------------------------
                    WITH FILE       AS EXHIBIT
 EXHIBITS            NUMBER          NUMBER              DESCRIPTION
 --------           ---------       ----------           -----------
 (3)(c)                                           --     Restated Articles of Incorporation dated May 26, 2000, of Consumers

 (3)(d)              1-5611            (3)(d)     --     By-Laws of Consumers. (1999 Form 10-K)

 (4)(a)             2-65973         (b)(1)-4      --     Indenture dated as of September 1, 1945, between Consumers and
                                                         Chemical Bank (successor to Manufacturers Hanover Trust Company), as
                                                         Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979.

                                                  --     Indentures Supplemental thereto:

                   33-41126            (4)(c)     --     68th dated as of 06/15/93

                     1-5611            (4)        --     69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)

                     1-5611            (4)(a)     --     70th dated as of 02/01/98 (1997 Form 10-K)

                     1-5611            (4)(a)     --     71st dated as of 03/06/98 (1997 Form 10-K)

                     1-5611            (4)(b)     --     72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)

                  333-58943            (4)(d)     --     73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)

                     1-5611            (4)(b)     --     74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)

                     1-5611            (4)(b)     --     75th dated as of 10/1/99 (1999 Form 10-K)

                     1-5611            (4)(d)     --     77th dated as of 10/1/99 (1999 Form 10-K)

                     1-5611                       --     78th dated as of 11/15/00 2000 Form 10-K)
                                       (4)(b)
                     1-5611                       --     79th dated as of 9/26/01 (3rd qtr 2001 10-Q)

                                       (4)(b)     --     80th dated as of 3/22/02
 (4)(a)(i)

 (4)(c)              1-5611            (4)(b)     --     Indenture dated as of January 1, 1996 between Consumers and The Bank of New York, as Trustee. (1995 Form 10-K)

                                                  --     Indentures Supplemental thereto:

                     1-5611            (4)(b)     --     1st dated as of 01/18/96 (1995 Form 10-K)

                     1-5611            (4)(a)     --     2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)

                     1-5611            (4)(a)     --     3rd dated as of 11/04/99 (3rd qtr 1999 Form 10-Q)

                     1-5611            (4)(a)     --     4th dated as of 05/31/01 (3rd qtr 2001 Form 10-Q)

 (4)(d)              1-5611            (4)(c)     --     Indenture dated as of February 1, 1998 between Consumers and
                                                         JPMorgan Chase (formerly "The Chase Manhattan Bank") as Trustee.
                                                         (1997 Form 10-K)

                     1-5611            (4)(a)     --     1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)


                  333-58943            (4)(b)     --     2nd dated as of 06/15/98

                     1-5611            (4)(a)     --     3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)

(10)(a)              1-9513           (10)(b)     --     Form of Employment Agreement entered into by CMS Energy's and
                                                         Consumers' executive officers. (1999 Form 10-K)

(10)(b)              1-5611           (10)(g)     --     Consumers' Executive Stock Option and Stock Appreciation Rights Plan
                                                         effective December 1, 1989. (1990 Form 10-K)

(10)(c)              1-9513           (10)(d)     --     CMS Energy's Performance Incentive Stock Plan effective February 3,
                                                         1988, as amended December 3, 1999. (1999 Form 10-K)

(10)(d)              1-9513           (10)(m)     --     CMS Deferred Salary Savings Plan effective January 1, 1994. (1993
                                                         Form 10-K)

(10)(e)              1-9513           (10)(n)     --     CMS Energy and Consumers Annual Executive Incentive Compensation
                                                         Plan effective January 1, 1986, as amended January 1995. (1995 Form
                                                         10-K)

(10)(f)              1-9513           (10)(h)     --     Supplemental Executive Retirement Plan for Employees of CMS
                                                         Energy/Consumers Energy Company effective January 1, 1982, as amended December 3, 1999. (1999 Form 10-K)

(10)(g)            33-37977             4.1       --     Senior Trust Indenture, Leasehold Mortgage and Security Agreement
                                                         dated as of June 1, 1990 between The Connecticut National Bank and
                                                         United States Trust Company of New York. (MCV Partnership) Indenture
                                                         Supplemental thereto:

(10)(h)            33-37977             4.2       --     Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)

                     1-9513           (28)(b)     --     Collateral Trust Indenture dated as of June 1, 1990 among Midland
                                                         Funding Corporation I, MCV Partnership and United States Trust
                                                         Company of New York, Trustee. (3rd qtr 1990 Form 10-Q) Indenture
                                                         Supplemental thereto:


                         PREVIOUSLY FILED
                    ---------------------------
                    WITH FILE       AS EXHIBIT
 EXHIBITS            NUMBER          NUMBER              DESCRIPTION
 --------           ---------       ----------           -----------
                   33-37977           4.4         --     Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)

(10)(i)              1-9513           (10)(v)     --     Amended and Restated Investor Partner Tax Indemnification Agreement
                                                         dated as of June 1, 1990 among Investor Partners, CMS Midland as
                                                         Indemnitor and CMS Energy as Guarantor. (1990 Form 10-K)

(10)(j)              1-9513           (19)(d)**   --     Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others. (1990 Form 10-K)

(10)(k)              1-9513           (10)(z)**   --     Indemnity Agreement dated as of June 1, 1990 made by CMS Energy to
                                                         Midland Cogeneration Venture Limited Partnership. (1990 Form 10-K)

(10)(l)              1-9513           (10)(aa)**  --     Environmental Agreement dated as of June 1, 1990 made by CMS Energy to United States Trust Company of New York, Meridian Trust Company,
                                                         each Subordinated Collateral Trust Trustee and Holders from time to time of Senior Bonds and Subordinated Bonds and Participants from time to time in Senior Bonds and Subordinated Bonds. (1990 Form
                                                         10-K)

(10)(m)            33-37977            10.4       --     Amended and Restated Participation Agreement dated as of June 1,
                                                         1990 among MCV Partnership, Owner Participant, The Connecticut
                                                         National Bank, United States Trust Company, Meridian Trust Company,
                                                         Midland Funding Corporation I, Midland Funding Corporation II, MEC
                                                         Development Corporation and Institutional Senior Bond Purchasers.
                                                         (MCV Partnership)

(10)(n)             33-3797            10.4       --     Power Purchase Agreement dated as of July 17, 1986 between MCV
                                                         Partnership and Consumers. (MCV Partnership) Amendments thereto:

                   33-37977            10.5       --     Amendment No. 1 dated September 10, 1987. (MCV Partnership)

                   33-37977            10.6       --     Amendment No. 2 dated March 18, 1988. (MCV Partnership)

                   33-37977            10.7       --     Amendment No. 3 dated August 28, 1989. (MCV Partnership)

                   33-37977            10.8       --     Amendment No. 4A dated May 25, 1989. (MCV Partnership)

(10)(o)              1-5611           (10)(y)     --     Unwind Agreement dated as of December 10, 1991 by and among CMS
                                                         Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC
                                                         Development Corp. and CMS Midland Holdings Company. (1991 Form 10-K)

(10)(p)              1-5611           (10)(z)     --     Stipulated AGE Release Amount Payment Agreement dated as of June 1,
                                                         1990, among CMS Energy, Consumers and The Dow Chemical Company.
                                                         (1991 Form 10-K)

(10)(q)              1-5611           (10)(aa)**  --     Parent Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner
                                                         Participants and the Initial Purchasers of Senior Bonds in the MCV
                                                         Sale Leaseback transaction, and MEC Development. (1991 Form 10-K)

(10)(r)              1-8157            10.41      --     Contract for Firm Transportation of Natural Gas between Consumers
                                                         Power Company and Trunkline Gas Company, dated November 1, 1989, and
                                                         Amendment, dated November 1, 1989. (1989 Form 10-K of PanEnergy
                                                         Corp.)

(10)(s)              1-8157            10.41      --     Contract for Firm Transportation of Natural Gas between Consumers
                                                         Power Company and Trunkline Gas Company, dated November 1, 1989.
                                                         (1991 Form 10-K of PanEnergy Corp.)

(10)(t)              1-2921            10.03      --     Contract for Firm Transportation of Natural Gas between Consumers
                                                         Power Company and Trunkline Gas Company, dated September 1, 1993.
                                                         (1993 Form 10-K)

(12)                                              --     Statement regarding computation of Consumer's Ratio of Earnings to
                                                         Fixed Charges and Preferred Securities Dividends and Distributions

(16)                 1-5611            16.1       --     Letter from Arthur Andersen LLP to the Securities and Exchange
                                                         Commission dated April 29, 2002, regarding change in certifying accountant. (Form 8-K filed April 29, 2002)

(21)(b)               69-33                       --     Subsidiaries of Consumers (Form U-3A-2 filed February 28, 2002).

(23)(b)              1-5611           (23)(b)     --     Consent of Arthur Andersen LLP (2001 Form 10-K)

 24(b)                                            --     Consent of Ernst and Young LLP



                        PREVIOUSLY FILED
                    -------------------------
                    WITH FILE      AS EXHIBIT
EXHIBITS             NUMBER          NUMBER                      DESCRIPTION
--------            ---------      ----------                    -----------
(99)(a)                                               --         Certifications pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
(99)(b)              1-15611         (99)(b)          --         Consumers' Letter Confirming Receipt of Certain Representations
                                                                 from Arthur Andersen LLP. (2001 FORM 10-K)

----------

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

       After reasonable efforts, we have been unable to obtain Arthur Andersen LLP's consent to the incorporation by referenced of their report for our fiscal year ended December 31, 1999 previously filed with the Form 10-K of which this form 10-K amends and we have not filed that consent with this Annual Report on Form 10-K/A in reliance upon Rule 437a under the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP's consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated therein.