Form 10-Q/A
period 2002-09-30
CONSUMERS ENERGY CO
filed 2003-03-14
CIK 201533

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

     [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

     [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from          to
                                                  --------    --------

Commission          Registrant; State of Incorporation;         IRS Employer
File Number            Address; and Telephone Number          Identification No.
--------------------------------------------------------------------------------



 1-5611                   CONSUMERS ENERGY COMPANY                  38-0442310
                          (A Michigan Corporation)
              212 West Michigan Avenue, Jackson, Michigan 49201
                               (517)788-0550



Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X     No
                                                   ---      ----



Number of shares outstanding of each of the issuer's classes of common stock at October 31, 2002:

CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy           84,108,789







================================================================================

                            Consumers Energy Company


              QUARTERLY REPORT ON FORM 10-Q/A TO THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                EXPLANATORY NOTE

This Form 10-Q/A amends Consumers' quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, which was filed with the SEC on November 14, 2002. As discussed below, Consumers' consolidated financial statements for the quarterly period ending September 30, 2002 have been restated, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000, as well as, reviews of the quarterly periods of 2002 of CMS Energy, Consumers' parent company, which included audit and review work at Consumers.

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

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has made, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which affect the results of the quarterly periods within 2001 and 2002. Therefore, the consolidated financial statements for the four quarters of 2001, the years ended December 31, 2001 and 2000, and the subsequent three quarters of 2002 have been restated from amounts previously reported. The three primary restated items: 1) adjust the timing of the recognition of Consumers' losses for underrecoveries of power costs on power purchases from the MCV, 2) account for Consumers' new headquarters building as a capital lease and 3) as of September 30, 2002, recognize a $29 million federal income tax sharing allocation from CMS Energy as a dividend to be paid by Consumers to CMS Energy instead of income tax expense. A summary of the principal effects of the restatement on Consumers' consolidated financial statements for the quarterly periods ended September 30, 2002 and September 30, 2001 is contained in Note 4, Restatement, and unaudited restated financial statements for the first and second quarters of 2002, with comparable restated periods for 2001, are contained in Note 6, Restated Financial Statements for First and Second Quarters, in the notes to the consolidated financial statements.

Each item of the September 30, 2002 Form 10-Q that is affected by the restatement has been amended and restated. Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the September 30, 2002 Form 10-Q except as required to reflect the effects of the restatement. However, material subsequent events have been reported in a separate section of the MD&A, entitled "Subsequent Events", and in Note 5, Subsequent Events, in the notes to the consolidated financial statements. In addition, certain financial information from the first and second quarters of 2002 and 2001 has been included in the Results of Operations and Capital Resources and Liquidity sections of the MD&A, and restated financial statements for March 31, 2002 and 2001 and June 30, 2002 and 2001 have been included in
Note 6, Restated Financial Statements for First and Second Quarters, in the notes to the consolidated financial statements. For further information about Consumers' restated financial statements for December 31, 2001 and December 31, 2000, see Consumers' Form 10-K/A for the fiscal year ended December 31, 2001, which was filed with the SEC on February 21, 2003.

                            CONSUMERS ENERGY COMPANY

                     QUARTERLY REPORT ON FORM 10-Q/A TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS

                                                                                                      Page
Glossary................................................................................................ 5

PART I:  FINANCIAL INFORMATION


     Management's Discussion and Analysis
          Change in Auditors and Restatements............................................................9
          Forward-Looking Statements and Risk Factors...................................................10
          Critical Accounting Policies..................................................................12
          Results of Operations.........................................................................20
          Capital Resources and Liquidity...............................................................27
          Outlook.......................................................................................30
          Other Matters.................................................................................39
          Subsequent Events.............................................................................39
     Consolidated Financial Statements -- As Restated
          Consolidated Statements of Income.............................................................45
          Consolidated Statements of Cash Flows.........................................................46
          Consolidated Balance Sheets................................................................47-48
          Consolidated Statements of Common Stockholder's Equity........................................49
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Summary of Significant Accounting Policies.......................51
          2.   Uncertainties............................................................................54
          3.   Short-Term Financings and Capitalization.................................................69
          4.   Restatement..............................................................................72
          5.   Subsequent Events........................................................................81
          6.   Restated Quarterly Financial Data (Unaudited)............................................86
Quantitative and Qualitative Disclosures about Market Risk..............................................96

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings..........................................................................96
     Item 6. Exhibits and Reports on Form 8-K...........................................................97

Signatures..............................................................................................98

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

ABATE......................................Association of Businesses Advocating Tariff Equity
AEP........................................American Electric Power Company
ALJ....................................... Administrative Law Judge
AMT....................................... Alternative Minimum Tax
APB....................................... Accounting Principles Board
APB Opinion No. 30........................ APB Opinion No. 30, "Reporting Results of Operations-- Reporting the Effects
                                           of Disposal of a Segment of a Business"
Accumulated Benefit Obligation............ The liabilities of a pension plan based on service and pay to date. This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases
Alliance.................................. Alliance Regional Transmission Organization
Arthur Andersen........................... Arthur Andersen LLP
Articles.................................. Articles of Incorporation
Attorney General.......................... Michigan Attorney General

bcf....................................... Billion cubic feet
Big Rock.................................. Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................ Board of Directors of CMS Energy
Bookouts.................................. Unplanned netting of transactions from multiple contracts

CEO........................................Chief Executive Officer
CFO....................................... Chief Financial Officer
Clean Air Act............................. Federal Clean Air Act, as amended
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock................... Common stock of CMS Energy, par value $.01 per share
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of Enterprises
Consumers..................................Consumers Energy Company, a subsidiary of CMS Energy
Consumers Campus Holdings..................Consumers Campus Holdings, L.L.C., a wholly owned subsidiary of Consumers
Consumers Receivables Funding............. Consumers Receivables Funding,, L.L.C., a wholly owned subsidiary of Consumers
Court of Appeals.......................... Michigan Court of Appeals
Customer Choice Act....................... Customer Choice and Electricity Reliability Act, a Michigan statute enacted in
                                           June 2000 that allows all retail customers choice of alternative electric suppliers as of January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for
                                           Securitization

Detroit Edison.............................The Detroit Edison Company, a non-affiliated company
DOE....................................... U.S. Department of Energy
Dow....................................... The Dow Chemical Company, a non-affiliated company

Energy Michigan........................... Energy Michigan is a trade association for the cogeneration, independent power and waste to energy industries in Michigan.
Enterprises............................... CMS Enterprises Company, a subsidiary of CMS Energy

EPA....................................... U. S. Environmental Protection Agency
EPS....................................... Earnings per share
ERISA..................................... Employee Retirement Income Security Act
Ernst & Young............................. Ernst & Young LLP

FASB...................................... Financial Accounting Standards Board
FERC...................................... Federal Energy Regulatory Commission
FMLP...................................... First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility

GCR........................................Gas cost recovery
GWh....................................... Gigawatt-hour

Health Care Plan.......................... The medical, dental, and prescription drug programs offered to eligible employees of Panhandle, Consumers and CMS Energy

IPP........................................Independent Power Producer
ISO........................................Independent System Operator

kWh........................................Kilowatt-hour

LIBOR......................................London Inter-Bank Offered Rate
Ludington................................. Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

MACT.......................................Maximum Achievable Control Technology
mcf....................................... Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                                           Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis
MEPCC..................................... Michigan Electric Power Coordination Center
METC...................................... Michigan Electric Transmission Company, formally a subsidiary of Consumers
                                           Energy and now an indirect subsidiary of Trans-Elect
Michigan Gas Storage...................... Michigan Gas Storage Company, a subsidiary of Consumers
MISO...................................... Midwest Independent System Operator
Moody's .................................. Moody's Investors Service, Inc.
MPSC...................................... Michigan Public Service Commission
MTH....................................... Michigan Transco Holdings, Limited Partnership
MW........................................ Megawatts

NEIL...................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC........................................Nuclear Management Company, LLC, formed in 1999 by Northern States Power
                                           Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric Power
                                           Company, and Wisconsin Public Service Company to operate and manage nuclear generating facilities owned by the four utilities
NRC........................................Nuclear Regulatory Commission

OATT.......................................Open Access Transmission Tariff

OPEB...................................... Postretirement benefit plans other than pensions for retired employees

Palisades..................................Palisades nuclear power plant, which is owned by Consumers
Panhandle................................. Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan
                                           Gas Storage, Panhandle Storage, and Panhandle Holdings.  Panhandle is a wholly owned subsidiary of CMS Gas Transmission
PCB....................................... Polychlorinated biphenyl
Pension Plan.............................. The trusteed, non-contributory, defined benefit pension plan of  Panhandle,
                                           Consumers and CMS Energy
PJM........................................Pennsylvania-Jersey-Maryland
PPA....................................... The Power Purchase Agreement between Consumers and the MCV Partnership with a
                                           35-year term commencing in March 1990
Price-Anderson Act........................ Price-Anderson Act, enacted in 1957 as an amendment to the Atomic Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents
PSCR.......................................Power supply cost recovery
PUHCA..................................... Public Utility Holding Company Act of 1935
PURPA..................................... Public Utility Regulatory Policies Act of 1978

RTO....................................... Regional Transmission Organization

SEC....................................... U.S. Securities and Exchange Commission
Securitization............................ A financing method authorized by statute and approved by the MPSC which allows a utility to set aside and pledge a portion of the rate payments received by its customers for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility
SERP...................................... Supplemental Executive Retirement Plan
SFAS...................................... Statement of Financial Accounting Standards
SFAS No. 5................................ SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13............................... SFAS No. 13 "Accounting for Leases"
SFAS No. 71............................... SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS No. 87............................... SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
                                           Pensions"
SFAS No. 115.............................. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                           Securities"
SFAS No. 121.............................. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
                                           Long-Lived Assets to be Disposed Of"
SFAS No. 133.............................. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,
                                           as amended and interpreted"
SFAS No. 142.............................. SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.............................. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
SFAS No. 145.............................. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of
                                           FASB Statement No. 13, and Technical Corrections"

SFAS No. 146.............................. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
                                           Activities"
SFAS No. 147.............................. SFAS No. 147, "Acquisitions of Certain Financial Institutions"
Special Committee......................... A special committee of independent directors, established by CMS Energy's
                                           Board of Directors, to investigate matters surrounding round-trip trading
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets
Superfund................................. Comprehensive Environmental Response, Compensation and Liability Act

Transition Costs.......................... Stranded Costs, as defined, plus the costs incurred in the transition to competition
Trust Preferred Securities................ Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

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

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


CHANGE IN AUDITORS AND RESTATEMENT

Consumers' consolidated financial statements for the quarterly period ended September 30, 2002 have been restated, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000, as well as, reviews of the quarterly periods of 2002 of CMS Energy, Consumers' parent company, which included audit and review work at Consumers.

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

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has made, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which affect the results of the quarterly periods within 2001 and 2002. Therefore, the consolidated financial statements for the four quarters of 2001, the years ended December 31, 2001 and 2000, and the subsequent three quarters of 2002 have been restated from amounts previously reported. At the time it adopted the accounting treatment for these items, Consumers believed that such accounting was appropriate under generally accepted accounting principles and Arthur Andersen concurred.

The audit adjustments: 1) change the accounting associated with the PPA reserve, which results in: the reversal of the 2001 increase to the PPA reserve of $126 million; the reversal of a net $12 million charged to operating expenses associated with the PPA in 2001; and the reversal of $29 million of the amount charged to the PPA reserve in 2000; and 2) recognize Consumers' new headquarters lease as a capital lease, instead of an operating lease, and record the lease obligation and capitalize costs incurred. Each of these transactions involved estimates, assumptions, and judgment based on the best information available at the time the transactions occurred. The audit adjustments reflect current judgment on these matters. In addition, the audit adjustments recognize immaterial reconciling adjustments to advertising costs, Consumers' OPEB liability and related party receivables and payables. Consumers has also made an additional adjustment associated with its financial statements as of September 30, 2002. This additional adjustment by Consumers recognizes the $29 million federal income tax sharing allocation from CMS Energy as a dividend to be paid by Consumers to CMS Energy instead of income tax expense as originally recorded in September 2002. A summary of the principal effects of the restatement on Consumers' consolidated financial statements for the quarterly period ended September 30, 2002 and September 30, 2001 is contained in Note 4, Restatement, and unaudited restated financial statements for the first and second

                                                        Consumers Energy Company

quarters of 2002, with comparable restated periods for 2001 are contained in
Note 6, Restated Financial Statements for First and Second Quarters, in the notes to the consolidated financial statements. In addition, certain financial information from the first and second quarters of 2002 and 2001 has been included in the Results of Operations and Capital Resources and Liquidity sections of this MD&A. For further information about Consumers' restated financial statements for December 31, 2001 and December 31, 2000, see Consumers' Form 10-K/A for the fiscal year ended December 31, 2001, which was filed with the SEC on February 21, 2003.

MODIFIED MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis has been modified for the restatement, including the first and second quarters of 2002 and 2001, and should be read in combination with Consumers' consolidated financial statements and notes to those statements included in this Form 10-Q/A, and Consumers' 2001 Form 10-K/A that was previously filed with the SEC on February 21, 2003. All note references within this MD&A refer to the notes to Consumers' consolidated financial statements.

Consumers, a subsidiary of CMS Energy, a holding company, is an electric and gas utility company that provides service to customers in Michigan's Lower Peninsula. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The MD&A of this Form 10-Q/A should be read along with the MD&A and other parts of Consumers' 2001 Form 10-K/A. This MD&A refers to, and in some sections specifically incorporates by reference, Consumers' Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q/A and other written and oral statements that Consumers may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intentions with the use of the words, "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2001 Form 10-K/A in the section entitled "Consumers Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

-        Ability to successfully access the capital markets;

-        Achievement of operating synergies and revenue enhancements;

- Capital and financial market conditions, including current price of CMS Energy's Common Stock, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;

                                                        Consumers Energy Company

- CMS Energy, Consumers, Panhandle or any of their affiliates' securities ratings;

- Market perception of the energy industry, CMS Energy, Consumers, Panhandle or any of their affiliates;

- Factors affecting utility and diversified energy operations such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, unanticipated changes to fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments, environmental incidents, or electric transmissions or gas pipeline system constraints;

- National, regional and local economic, competitive and regulatory conditions and developments;

- Adverse regulatory or legal decisions, including environmental laws and regulations;

- Federal regulation of electric sales and transmission of electricity including re-examination by Federal regulators of the market-based sales authorizations by which Consumers and its affiliates participate in wholesale power markets without price restrictions and proposals by FERC to change the way it currently lets Consumers and other public utilities and natural gas companies interact with each other;

- Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

- Nuclear power plant performance, decommissioning, policies, security, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;

-        Technological developments in energy production, delivery and usage;

-        Changes in financial or regulatory accounting principles or policies;

- Outcome, cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

- Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds.

- Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents, which are difficult to predict and many of which are beyond our control.

Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' business and financial outlook. This Form 10-Q/A also describes material contingencies in Consumers Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes.

                                                        Consumers Energy Company


COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted and requires companies to: 1) make certain certifications related to their Form 10-Q's, including financial statements, disclosure controls and procedures and internal controls; and 2) make certain disclosures about its disclosure controls and procedures, and internal controls as follows:

CEO AND CFO CERTIFICATIONS

The Sarbanes-Oxley Act of 2002 requires CEOs and CFOs of public companies to make certain certifications relating to their Form 10-Q's, including the financial statements. The certifications required by the Sarbanes-Oxley Act of 2002 relating to this Form 10-Q/A for the period ended September 30, 2002 are filed herewith.

DISCLOSURE CONTROLS AND PROCEDURES

Consumers' CEO and CFO are responsible for establishing and maintaining Consumers' disclosure controls and procedures. Management, under the direction of Consumers' principal executive and financial officers, has evaluated the effectiveness of Consumers' disclosure controls and procedures as of February 17, 2003. Based on this evaluation, Consumers' CEO and CFO have concluded that Consumers' disclosure controls and procedures are effective to ensure that material information was presented to them, particularly during the third quarter of 2002. There have been no significant changes in Consumers' internal controls or in other factors that could significantly affect internal controls subsequent to February 17, 2003.

CRITICAL ACCOUNTING POLICIES

Presenting financial statements in accordance with accounting principles generally accepted in the United States requires using estimates, assumptions, and accounting methods that are often subject to judgment. Presented below, are the accounting policies and assumptions that Consumers believes are most critical to both the presentation and understanding of its financial statements. Applying these accounting policies to financial statements can involve very complex judgments. Accordingly, applying different judgments, estimates or assumptions could result in a different financial presentation.

USE OF ESTIMATES IN ACCOUNTING FOR CONTINGENCIES

The principles in SFAS No. 5 guide the recording of estimated liabilities for contingencies within the financial statements. SFAS No. 5 requires a company to record estimated liabilities when it is probable that a current event will cause a future loss payment and that loss amount can be reasonably estimated. Consumers used this principle to record or disclose estimated liabilities for the following significant events.

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects to incur significant costs for future environmental compliance, especially compliance with clean air laws.

The EPA has issued final regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of September 2002, Consumers has incurred $372 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between the remainder of 2002 and 2009. Additionally, Consumers will

                                                        Consumers Energy Company

supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to be an average of $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the standards. These and other required environmental expenditures, if not recovered in Consumers' rates, may have a material adverse effect upon Consumers' financial condition and results of operations. For further information see Note 2, Uncertainties, "Electric Contingencies - Electric Environmental Matters."

GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will incur investigation and remedial action costs at a number of sites. Consumers estimates the costs for 23 former Manufactured Gas Plant sites will be between $82 million and $113 million, using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. These estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent. Consumers expects to recover a significant portion of these costs through MPSC-approved rates charged to its customers. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could change the remedial action costs for the sites. For further information see Note 2, Uncertainties, "Gas Contingencies -Gas Environmental Matters."

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

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. The loss has been recorded in the income statement and as a non-current liability on the balance sheet. The PPA liability is expected to be depleted in late 2004.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next six years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                         In Millions
---------------------------------------------------------------------------------------------------------------------
                                                               2002     2003      2004      2005     2006     2007
---------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5% net of tax            $38       $37       $36       $36       $36      $25
=====================================================================================================================

It is currently estimated that 51 percent of the actual cash underrecoveries for the years 2002 through 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of

                                                        Consumers Energy Company


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

In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the current facts and circumstances used to calculate the disallowance reserve, including earnings from its 49 percent interest in the MCV Partnership. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pre-tax) in the third quarter of 2001, and did so.

In connection with the re-audit of CMS Energy's consolidated financial statements for the fiscal years 2000 and 2001, Consumers reviewed its 2000 and 2001 PPA accounting and related assumptions, and determined that the reserve balance as of January 1, 2000 did appropriately reflect Consumers' probable losses as of that date. However, as a result of reconsideration of all subsidiary accounting effects, the re-evaluation of the PPA accounting did result in an increase to operating expenses associated with the PPA of $29 million in 2000, a net reduction of operating expenses associated with the PPA of $12 million for 2001, the reversal of the $126 million increase to the reserve originally recorded in 2001, and immaterial adjustments to accretion expense for both years.

The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income effects for the periods ended December 31, 2001 and December 31, 2000:

-------------------------------------------------------------------------------------------------------------------------
In Millions                                                                                        2001             2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                              Income Increase/(Decrease)
-------------------------------------------------------------------------------------------------------------------------
Reverse the original operating charge associated with
  continuing losses on the MCV PPA                                                                  $39               $-
Charge 49 percent of annual capacity losses associated with
  the MCV PPA to operating expense instead of to the reserve                                        (27)             (29)
                                                                                                   ----            -----
Net operating expense decrease/(increase)                                                            12              (29)

Reverse the 2001 increase to the MCV PPA reserve                                                    126                -
Accretion Expense                                                                                     -               (2)
                                                                                                   ----            -----
Pre-tax effect of adjustments                                                                       138              (31)
Income tax effect                                                                                   (48)              11
                                                                                                   ----            -----
Net income impact of MCV PPA adjustments                                                            $90             ($20)
-------------------------------------------------------------------------------------------------------------------------

For further information see "Change in Auditors and Restatement" above, Note 2, Uncertainties "Other Electric Uncertainties - The Midland Cogeneration Venture," and Note 4, "Restatement" for additional detail.

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS AND MARKET RISK INFORMATION

DERIVATIVE INSTRUMENTS: Consumers uses SFAS No. 133 criteria to determine which contracts must be accounted for as derivative instruments. These rules, however, are numerous and complex. As a result, significant judgment is required, and similar contracts can sometimes be accounted for differently.

Consumers currently accounts for the following contracts as derivative instruments: interest rate swaps,

                                                        Consumers Energy Company

certain electric call options and fixed priced gas supply contracts with embedded put options, gas fuel swaps, fixed priced weather-based gas supply call options and fixed price gas supply put options. Consumers does not account for the following contracts as derivative instruments: electric capacity and energy contracts, gas supply contracts without embedded options, coal and nuclear fuel supply contracts, and purchase orders for numerous supply items.

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

If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability, at the fair value of the contract. Any difference between the recorded book value and the fair value is reported either in earnings or other comprehensive income, depending on certain qualifying criteria. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract.

In order to fair value the contracts that are accounted for as derivative instruments, Consumers uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. At September 30, 2002, Consumers assumed a market-based interest rate of 4.5 percent in calculating the fair value of its electric call options.

In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value, attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

FINANCIAL INSTRUMENTS: Consumers accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

MARKET RISK INFORMATION: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The risk committee's role is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

                                                        Consumers Energy Company

Consumers uses various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. Contracts used to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. All risk management contracts are entered to for purposes other than trading.

These instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties.

In accordance with SEC disclosure requirements, Consumers performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon a hypothetical 10 percent adverse change in market rates or prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks. Therefore, Consumers relies on the experience and judgment of its senior management to revise strategies and adjust positions, as it deems necessary. Losses in excess of the amounts determined in sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate debt and variable-rate debt, and from interest rate swap agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of September 30, 2002, Consumers had outstanding $1.202 billion of variable-rate debt, including variable rate swaps. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' before tax earnings exposure on its variable rate debt would be $2 million. As of September 30, 2002, Consumers had entered into floating-to-fixed interest rate swap agreements for a notional amount of $75 million. These swaps exchange variable-rate interest payment obligations for fixed-rate interest payment obligations in order to minimize the impact of potential adverse interest rate changes. As of September 30, 2002, Consumers had outstanding long-term fixed-rate debt, including fixed-rate swaps, of $2.768 billion, with a fair value of $2.702 billion. As of September 30, 2002, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $136 million to the fair value of these instruments if it had to refinance all of its long-term fixed-rate debt. Consumers does not intend to refinance its fixed-rate debt in the near term and believes that any adverse change in debt price and interest rates would not have a material effect on either its consolidated financial position, results of operation or cash flows.

COMMODITY MARKET RISK: For purposes other than trading, Consumers enters into electric call options, gas fuel for generation call options and swap contracts, fixed price gas supply contracts containing embedded put options, fixed priced weather-based gas supply call options and fixed priced gas supply put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The gas fuel for generation call options and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options, the weather-based gas supply call options, and the gas supply put options are used to purchase reasonably priced gas supply.

As of September 30, 2002, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $8 million. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million. As of September 30, 2002, Consumers had an asset of $30 million, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of September 30, 2002, the fair value based on quoted future market

                                                        Consumers Energy Company

prices of gas supply-related call and put option contracts was $1 million. At September 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $300 thousand.

EQUITY SECURITY PRICE RISK: Consumers owns less than 20 percent of the outstanding shares of CMS Energy Common Stock. At September 30, 2002, a hypothetical 10 percent adverse change in market price would have resulted in a $4 million change in its investment. This investment is currently marked-to-market through equity. Consumers believes that such an adverse change would not have a material effect on its consolidated financial position, results of operation or cash flows.

For further information on market risk and derivative activities, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Risk Management Activities and Derivative Transactions" and "Implementation of New Accounting Standards", Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities", "Other Gas Uncertainties - Derivative Activities", and
Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

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

Consumers is party to a number of leases, the most significant are the leases associated with its service vehicles, its new headquarters building, and its railroad coal cars. For further information see "Contractual Obligations and Commercial Commitments" in the Capital Resources and Liquidity section and Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Accounting for Headquarters Building Lease".

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity would normally expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to later be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and

                                                        Consumers Energy Company

liabilities. As of September 30, 2002, Consumers had $1.104 billion recorded as regulatory assets and $301 million recorded as regulatory liabilities.

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

Pension and OPEB plan assets, net of contributions, have been reduced in value from the previous year due to the downturn in the equities market, and a decrease in the price of CMS Energy Common Stock. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next several years unless market performance of plan assets improves. Consumers anticipates pension expense and OPEB expense to rise in 2002 by approximately $8 million and $20 million, respectively, over 2001 expenses. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, decline in the interest rate used to value the liability of the plan, and expiration of the transition gain amortization. For OPEB expense, the increase is due to the trend of rising health care costs, the market return on plan assets being below expected levels, and a lower discount rate, based on recent economic conditions, used to compute the benefit obligation. Under the OPEB plans' assumptions, health care costs increase at a slower rate from current levels through 2009; however, Consumers cannot predict the impact that future health care costs and interest rates or market returns will have on pension and OPEB expense in the future.

The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, Consumers Energy will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Consumers cannot predict the future fair value of the plan's assets but it is probable, without significant appreciation in the plan's assets, that Consumers will need to book an additional minimum liability through a charge to other comprehensive income. The value of the Plan assets and the Accumulated Benefit Obligation are determined by the Plan's actuary in the fourth quarter of each year.

In January 2002, Consumers contributed $62 million to the Plans' trust accounts. This amount represents $47 million of pension related benefits and $15 million of postretirement health care and life insurance benefits. In June 2002 and September 2002, Consumers made additional contributions, in the amount of $21 million and $18 million, respectively, for postretirement health care and life insurance benefits. Consumers expects to make an additional contribution to the Pension Plan of approximately $187 million in the third quarter of 2003.

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

                                                        Consumers Energy Company

targeted levels. Effective September 1, 2002, the employer's match was suspended until January 1, 2005, and the incentive match was permanently eliminated. Amounts charged to expense for the employer's match and incentive match during 2001 were $12 million and $8 million, respectively.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape with all contaminated equipment and material removed and disposed of in a licensed burial facility and the site released for unrestricted use. A March 1999 MPSC order provided for fully funding the decommissioning trust funds for both sites. The order set the annual decommissioning surcharge for the Palisades decommissioning at $6 million a year. Consumers estimates that at the time of the decommissioning of Palisades, its decommissioning trust fund will also be fully funded. Earnings assumptions are that the trust funds are invested in equities and fixed income investments that are then converted to fixed income and cash before expenditures are made. Decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These costs estimates use various inflation rates for labor, non-labor, and contaminated equipment disposal costs.

On December 31, 2000, the Big Rock trust fund was considered fully funded. A portion of its current decommissioning cost is due to the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary but for the failure of the DOE to take possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. Consumers anticipates future recoveries from the DOE, after litigation that has yet to be commenced and successfully concluded, to defray the significant costs it will incur for the storage of spent fuel until DOE takes possession as required by law.

The funds provided by the trusts and added to from DOE litigation are expected to fully fund the decommissioning costs. Variance from trust earnings, recovery of costs from the DOE, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites.

RELATED PARTY TRANSACTIONS

Consumers enters into a number of significant transactions with related parties. These transactions include the purchase of capacity and energy from the MCV Partnership and from affiliates of Enterprises, the purchase of electricity and gas supply from CMS MST, the sale of electricity to CMS MST, the purchase of gas transportation from CMS Bay Area Pipeline, L.L.C., the purchase of gas transportation from Trunkline, a subsidiary of Panhandle, the payment of parent company overhead costs to CMS Energy, the sale, storage and transportation of natural gas and other services to the MCV Partnership, certain transactions involving derivative instruments with CMS MST, and an investment in CMS Energy Common Stock.

Transactions involving CMS Energy and its affiliates and the sale, storage and transportation of natural gas and other services to the MCV Partnership are based on regulated prices, market prices or competitive bidding. Transactions involving the power supply purchases from the MCV Partnership, and certain affiliates of CMS Enterprises, are based upon avoided costs under PURPA and competitive bidding; and the payment of parent company overhead costs to CMS Energy are based upon use or accepted industry allocation methodologies.

In 2002, Consumers also sold its transmission facilities to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc., an independent company, whose management includes former executive employees of Consumers. The transaction was based on competitive bidding.

For detailed information about related party transactions see Note 2, Uncertainties, "Electric Rate Matters - Transmission", and "Other Electric Uncertainties - The Midland Cogeneration Venture".

                                                        Consumers Energy Company

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                   In Millions
------------------------------------------------------------------------------
September 30                   2002 Restated     2001 Restated         Change
------------------------------------------------------------------------------
Three months ended                  $ 74               $11              $63
Nine months ended                    267               145              122
==============================================================================

2002 COMPARED TO 2001: For the three months ended September 30, 2002, Consumers' net income available to the common stockholder totaled $74 million, an increase of $63 million from the comparable period in 2001. The earnings increase reflects the after-tax benefit of decreased electric power costs of $65 million from the comparable period in 2001. This reduction in power costs was primarily due to higher replacement power supply costs in 2001, resulting from an outage at Palisades in the third quarter of 2001 along with the lower volume and lower cost of power options and dispatchable capacity contracts purchased for 2002. Increased electric deliveries to the higher-margin residential and commercial sectors also contributed to the earnings increase. Offsetting these increases is a $9 million decrease resulting from the recognition of a 4 bcf loss of natural gas from inventory along with increased other operating expenses for the period. This loss recognition results from Consumers' refinement of its inventory measurement techniques.

For the nine months ended September 30, 2002, Consumers' net income available to the common stockholder totaled $267 million, an increase of $122 million from the comparable period in 2001. The earnings increase reflects the after-tax benefit of decreased electric power costs of $73 million from the comparable period in 2001. This reduction in power costs was primarily due to the need to purchase higher replacement power resulting from a refueling outage and an unscheduled forced outage at Palisades in 2001. This reduction in power costs also can be attributed to the lower price of power options and dispatchable capacity contracts purchased for 2002. The increase in earnings reflects the $26 million gain from the May 2002 sale of Consumers' electric transmission system to MTH. Also contributing to the earnings increase is a $22 million increase in the fair value of certain long-term gas contracts held by the MCV Partnership. The fair value of these contracts is adjusted, through earnings, on a quarterly basis in accordance with SFAS No. 133. For further information on SFAS No. 133, see Note 2, Uncertainties. Increased electric deliveries to the higher-margin residential and commercial sectors also contributed to the earnings increase. Offsetting these increases is a $9 million decrease resulting from the recognition of a 4 bcf loss of natural gas from inventory along with increased other operating expenses. This loss recognition results from Consumers' refinement of its inventory measurement techniques.

                                                                In Millions
---------------------------------------------------------------------------
June 30                    2002 Restated     2001 Restated           Change
---------------------------------------------------------------------------
Three months ended                  $113              $ 35              $78
Six months ended                     193               134               59
===========================================================================

2002 COMPARED TO 2001: For the three months ended June 30, 2002, Consumers' net income available to the common stockholder totaled $113 million, an increase of $78 million from the comparable period in 2001. The earnings increase reflects the after-tax benefit of decreased electric power costs of $22 million from the comparable period in 2001. This reduction in power costs was primarily due to higher replacement power supply costs in 2001, resulting from outages at Palisades in the second quarter of 2001. The increase in earnings also reflects a $26 million gain from the May 2002, sale of Consumers' electric transmission facilities to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc. Also contributing to the earnings increase is a $22 million increase in the fair value of certain long-term gas

                                                        Consumers Energy Company

contracts held by the MCV Partnership. The fair value of these contracts is adjusted, through earnings, on a quarterly basis in accordance with SFAS No.
133. For further information on SFAS No. 133, see Note 2, Uncertainties. Also contributing to this increase in earnings are reduced fixed charges due to declining interest rates.

For the six months ended June 30, 2002, Consumers' net income available to the common stockholder totaled $193 million, an increase of $59 million from the comparable period in 2001. This increase includes the same items identified for the second quarter and also reflects the benefit of an increase in gas distribution tariff rates because of an interim rate increase, partially offset by increased operating costs and higher replacement power costs resulting from a plant outage at Palisades in early 2002.

                                                                 In Millions
-----------------------------------------------------------------------------------------------------------------
March 31                    2002 Restated     2001 Restated           Change
-----------------------------------------------------------------------------------------------------------------
Three months ended                   $ 81              $ 99           $ (18)
=================================================================================================================

2002 COMPARED TO 2001: For the three months ended March 31, 2002, Consumers' net income available to the common stockholder totaled $81 million, a decrease of $18 million from the comparable period in 2001. The earnings decrease reflects reduced electric and gas deliveries due to milder winter temperatures, the continued economic downturn, and increased electric operating expense in 2002, primarily for replacement power supply costs related to an unscheduled plant outage. These decreases to net income are partially offset by the interim gas rate increase granted in December of 2001.

For further information, see "Change in Auditors and Restatement" at the beginning of this MD&A, the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                In Millions
----------------------------------------------------------------------------------------------------------------
September 30                  2002 Restated    2001 Restated         Change
----------------------------------------------------------------------------------------------------------------
Three months ended                $ 89               $16                $73
Nine months ended                  223               111                112
================================================================================================================

----------------------------------------------------------------------------------------------------------------
                                                              Three Months                           Nine Months
                                                        Ended September 30                    Ended September 30
Reasons for change                                   2002 vs 2001 Restated                 2002 vs 2001 Restated
----------------------------------------------------------------------------------------------------------------
Electric deliveries                                                   $ 25                                  $ 30
Power supply costs and related revenue                                 100                                   113
Other operating expenses and non-commodity revenue                     (16)                                  (28)
Gain on asset sales                                                     --                                    38
Fixed charges                                                            4                                    12
Income taxes                                                           (40)                                  (53)
                                                                     -------------------------------------------
Total change                                                          $ 73                                 $ 112
================================================================================================================

ELECTRIC DELIVERIES: For the three months ended September 30, 2002, electric delivery revenues increased by $25 million from the 2001 level. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 10.9 billion kWh, a decrease of 0.1 billion kWh, or 0.9 percent

                                                        Consumers Energy Company

from the comparable period in 2001. This reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Although total deliveries were below the 2001 level, increased deliveries to the higher-margin residential and commercial sectors, along with growth in retail deliveries, more than offset the impact of reductions to the lower-margin customers. Even though deliveries were below the 2001 level, Consumers set an all-time monthly sendout record during the month of July, and a monthly hourly peak demand record of 7,312 MW was set on September 9, 2002.

For the nine months ended September 30, 2002, electric delivery revenues increased by $30 million from the 2001 level. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 29.5 billion kWh, a decrease of 0.7 billion kWh, or 2.5 percent from the comparable period in 2001. Again, this reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Even though total deliveries were below the 2001 level, increased deliveries to the higher-margin residential and commercial sectors, along with growth in retail deliveries, more than offset the impact of reductions to the lower-margin customers. For the year, Consumers has set an all-time monthly sendout record during the month of July, and monthly hourly peak demand records were set on April 16, 2002, June 25, 2002, and September 9, 2002.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended September 30, 2002, power supply costs and related revenues increased by $100 million from the comparable period in 2001. This net increase was primarily due to reduced purchased power costs resulting from the Palisades plant being returned to service in 2002. In 2001, Consumers purchased higher cost replacement power during the unscheduled forced outage at Palisades that began in June of 2001. Also contributing to the overall decrease in power costs was the lower volume and lower priced power options and dispatchable capacity contracts that were purchased for 2002.

For the nine months ended September 30, 2002, power supply costs and related revenues increased by a total of $113 million from the comparable period in 2001. This net increase was primarily due to reduced purchased power costs resulting from the Palisades plant being returned to service in 2002. In 2001, Consumers purchased higher cost replacement power during the refueling outage that began in March and ended in May and the unscheduled forced outage at Palisades that began in June and ended in January 2002. Also contributing to this decrease is lower-priced power options and dispatchable capacity contracts that were purchased for 2002.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUES: For the three and nine months ended September 30, 2002, other operating expenses increased $16 million and $28 million, respectively, from the comparable period in 2001. Both of these increases are attributed to higher amortization of securitized assets, higher depreciation expense resulting from higher plant in service along with increased operating costs resulting from higher health care and storm restoration expenses.

GAIN ON ASSET SALES: For the nine months ended September 30, 2002, asset sales increased as a result of the $31 million pretax gain associated with the May 2002 sale of Consumers' electric transmission system and a $7 million pretax gain on the sale of nuclear equipment from the cancelled Midland project.

INCOME TAXES: For the three and nine months ended September 30, 2002, income tax expense increased due to increased earnings by the electric utility. Income taxes associated with the transmission system sale reflect a $5 million benefit due to the recognition of the remaining unutilized investment tax credit related to the assets sold.

                                                        Consumers Energy Company

                                                                    In Millions
----------------------------------------------------------------------------------------------------------------
June 30                      2002 Restated     2001 Restated             Change
----------------------------------------------------------------------------------------------------------------
Three months ended                    $ 84               $32                $52
Six months ended                       134                95                 39
================================================================================================================
----------------------------------------------------------------------------------------------------------------
                                                             Three Months                             Six Months
                                                            Ended June 30                          Ended June 30
Reasons for change                                  2002 vs 2001 Restated                  2002 vs 2001 Restated
----------------------------------------------------------------------------------------------------------------
Electric deliveries                                                   $ 10                                   $ 6
Power supply costs and related revenue                                  34                                    18
Other operating expenses and non-commodity revenue                     (14)                                  (18)
Gain on asset sales                                                     38                                    38
Fixed charges                                                            6                                     8
Income taxes                                                           (22)                                  (13)
                                                                     -------------------------------------------

Total change                                                          $ 52                                    39
================================================================================================================

ELECTRIC DELIVERIES: For the three months ended June 30, 2002, electric delivery revenues increased by $10 million from the 2001 level. Electric deliveries, including transactions with other electric utilities, were 9.4 billion kWh, an increase of 0.1 billion kWh, or 1.4 percent from the comparable period in 2001. The increase in total electric deliveries was primarily due to higher residential usage resulting from warmer June 2002 temperatures.

For the six months ended June 30, 2002, electric delivery revenues increased by $6 million from the 2001 level. Electric deliveries, including transactions with other electric utilities, were 18.6 billion kWh, a decrease of 0.7 billion kWh, or 3.4 percent from the comparable period in 2001. This decrease is the result of reduced first quarter industrial usage due to the economic downturn.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended June 30, 2002, power supply costs and related revenues increased by $34 million from the comparable period in 2001. This increase is primarily the result of decreased power costs in 2002 due to the higher availability of the lower priced Palisades Nuclear Plant. In the 2001 period, Consumers was required to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from outages at Palisades.

For the six months ended June 30, 2002, power supply costs and related revenues increased by a total of $18 million from the comparable period in 2001. This decrease was also the result of the Palisades outage described for the current quarter partially offset by a plant outage at Palisades in early 2002.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUES: For the three months ended 2002, other operating expenses increased $14 million due to higher amortization of securitized assets, increased depreciation expense resulting from higher plant in service along with a decrease in miscellaneous revenues. For the six months ended 2002, other operating expenses increased $18 million due to higher amortization of securitized assets, increased depreciation expense resulting from higher plant in service along with a decrease in miscellaneous revenues.

GAIN ON ASSET SALES: For the three and six months ended 2002, asset sales increased as a result of the $31 million pre-tax gain associated with the May 2002 sale of Consumers' electric transmission system and a $7 million pre-tax gain on the sale of unused nuclear equipment from the cancelled Midland project.

                                                        Consumers Energy Company

INCOME TAXES: For the three and six months ended June 30, 2002, income tax expense increased due to increased earnings by the electric utility. Income taxes associated with the transmission system sale reflect a $5 million benefit due to the recognition of the remaining unutilized investment tax credit related to the assets sold.

                                                              In Millions
-------------------------------------------------------------------------
March 31               2002 Restated     2001 Restated             Change
-------------------------------------------------------------------------
Three months ended               $50               $63              $(13)
=========================================================================

Reasons for the change:

Electric deliveries                                                 $ (4)
Power supply costs and related revenue                               (16)
Other operating expenses and non-commodity revenue                    (4)
Fixed charges                                                          2
Income taxes                                                           9
                                                                    ----

Total change                                                        $(13)
=========================================================================

ELECTRIC DELIVERIES: For the period ending March 31, 2002, electric delivery revenues decreased by $4 million from the 2001 level. Electric deliveries, including transactions with other electric utilities, were 9.2 billion kWh, a decrease of 0.8 billion kWh or 7.9 percent from the comparable period in 2001. Total electric deliveries decreased primarily due to lower industrial usage driven by the economic downturn.

POWER SUPPLY COSTS AND RELATED REVENUE: For the period ending March 31, 2002, electric net income was adversely affected by lower power cost related revenues. Additionally, the average power supply cost increased due to the need to purchase greater quantities of higher-priced power to offset the loss of internal generation resulting from the unscheduled Palisades outage.

OTHER OPERATING EXPENSES: For the period ending March 31, 2002, other operating expenses decreased by $4 million from the comparable period in 2001 due to lower operating and maintenance costs resulting from cost controls throughout the business unit.

                                                        Consumers Energy Company


GAS UTILITY RESULTS OF OPERATIONS

                                                                                    In Millions
-----------------------------------------------------------------------------------------------
September 30                                2002 Restated        2001 Restated           Change
-----------------------------------------------------------------------------------------------
Three months ended                          $ (18)                    $ (10)               $(8)
Nine months ended                              13                        19                 (6)
===============================================================================================

                                                   Three Months                     Nine Months
                                             Ended September 30              Ended September 30
Reasons for change                        2002 vs 2001 Restated           2002 vs 2001 Restated
-----------------------------------------------------------------------------------------------
Gas deliveries                                             $ (2)                         $  (2)
Gas rate increase                                             1                             10
Gas wholesale and retail services                             3                              3
Operation and maintenance                                   (17)                           (17)
Other operating expenses                                      3                             (2)
Income taxes                                                  4                              2
                                                           -----------------------------------

Total change                                               $ (8)                          $ (6)
===============================================================================================

For the three months ended September 30, 2002, gas revenues decreased due to warmer temperatures compared to the third quarter 2001. Gas wholesale and retail service revenues increased principally due to growth in the appliance service plan. Operation and maintenance cost increases reflect recognition of gas storage inventory losses, and additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 40.1 bcf, a decrease of 1.7 bcf or 4.1 percent compared with 2001.

For the nine months ended September 30, 2002, gas revenues increased due to an interim gas rate increase granted in December of 2001, partially offset by a decrease in gas delivery revenue due to warmer temperatures and less economic demand. Operation and maintenance cost increases reflect recognition of gas storage inventory losses, and additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 254.7 bcf, a decrease of 3.7 bcf or 1.4 percent compared with 2001.

                                                        Consumers Energy Company

                                                                  In Millions
-----------------------------------------------------------------------------
June 30                   2002 Restated      2001 Restated             Change
-----------------------------------------------------------------------------
Three months ended                  $ 3                $ 1                $2
Six months ended                     31                 29                 2
=============================================================================
-----------------------------------------------------------------------------
                                       Three Months                Six Months
                                      Ended June 30             Ended June 30
Reasons for change            2002 vs 2001 Restated     2002 vs 2001 Restated
-----------------------------------------------------------------------------
Gas deliveries                                  $ 9                       $ -
Gas rate increase                                 2                         9
Gas wholesale and retail services                 1                         -
Operation and maintenance                        (4)                        -
Other operating expenses                         (4)                       (5)
Income taxes                                     (2)                       (2)
                                               -------------------------------

Total change                                    $ 2                       $ 2
==============================================================================

For the three months ended June 30, 2002, gas revenues increased due to colder temperatures compared to the second quarter 2001. Operation and maintenance cost increases reflect additional expenditures on customer reliability and service. System deliveries, including miscellaneous transportation volumes, totaled 65.3 bcf, an increase of 8.3 bcf or 14.7 percent compared with 2001.

For the six months ended June 30, 2002, gas revenues increased due to an interim gas rate increase granted in December of 2001. System deliveries, including miscellaneous transportation volumes, totaled 214.5 bcf, a decrease of 2 bcf or ..9 percent compared with 2001.


                                                                  In Millions
-----------------------------------------------------------------------------
March 31                     2002 Restated     2001 Restated           Change
-----------------------------------------------------------------------------
Three months ended                     $28               $28              $-
=============================================================================

Reasons for the change:

Gas deliveries                                                           $(9)
Rate increase                                                              7
Other operating expenses and non-commodity revenue                         2
Fixed charges                                                              1
Income taxes                                                              (1)

Total change                                                              $-
=============================================================================

For the period ending March 31, 2002, gas delivery revenues decreased due to significantly milder temperatures during the first quarter of 2002. This decrease was significantly offset by an interim gas rate increase granted in December of 2001. System deliveries, including miscellaneous transportation volumes, totaled 149 bcf, a decrease of 10 bcf or 6.5 percent compared with 2001.

                                                        Consumers Energy Company

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers' principal source of liquidity is from cash derived from operating activities involving the sale and transportation of natural gas and the generation, delivery and sale of electricity. Cash from operations totaled $420 million and $321 million for the first nine months of 2002 and 2001, respectively. The $99 million increase resulted primarily from an increase in cash due to lower expenditures for natural gas and lower electric power purchase costs as a result of Palisades return to service, partially offset by a decrease in cash collected from customers and related parties.

Cash from operations totaled $435 million and $379 million for the first six months of 2002 and 2001, respectively. The $56 million increase resulted primarily from a $223 million increase in cash due to fewer expenditures for natural gas inventories, partially offset by $144 million decrease in cash collected from customers and related parties.

Cash from operations totaled $270 million and $479 million for the first three months of 2002 and 2001, respectively. The $209 million decrease resulted primarily from a $168 million decrease in cash collected from customers and related parties and a $115 million decrease in sale of accounts receivable, partially offset by a $70 million increase in cash due to fewer expenditures for natural gas inventories.

Consumers primarily uses cash derived from operating activities to operate, maintain, expand and construct its electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Short-Term Financings and Capitalization for additional details about this source of funds.

INVESTING ACTIVITIES: Cash used for investing activities totaled $144 million and $511 million for the first nine months of 2002 and 2001, respectively. The change of $367 million is primarily the result of $298 million cash from the sale of METC and other assets, and fewer capital expenditures to comply with the Clean Air Act than the first nine months of 2001.

Cash used for investing activities totaled $7 million and $395 million for the first six months of 2002 and 2001, respectively. The change of $388 million is primarily the result of $293 million cash from the sale of METC and other assets, and fewer capital expenditures to comply with the Clean Air Act than the first six months of 2001.

Cash used for investing activities totaled $154 million and $204 million for the first three months of 2002 and 2001, respectively. The change of $50 million is primarily the result of fewer capital expenditures to comply with the Clean Air Act than the first three months of 2001.

FINANCING ACTIVITIES: Cash used by financing activities totaled $168 million for the first nine months of 2002 compared to $193 million provided in the first nine months of 2001, respectively. The change of $361 million is primarily the result of $407 million retirement of bonds and other long-term debt, $100 million decrease in stockholder's contribution and the absence of $121 million proceeds from preferred securities, offset by $250 million of net proceeds from issuance of senior notes.

Cash used by financing activities totaled $393 million for the first six months of 2002 compared to $9 million provided in the first six months of 2001, respectively. The change of $402 million is primarily the result of $371 million retirement of bonds and other long-term debt, $178 million net decrease in notes payable, the absence of $121 million proceeds from preferred securities and an acceleration of $58 million in the payment of common stock dividends, offset by $304 million of net proceeds from issuance of senior notes.

                                                        Consumers Energy Company

Cash used in financing activities totaled $105 million and $286 million for the first three months of 2002 and 2001, respectively. The change of $181 million is primarily the result of a $150 million cash infusion from CMS Energy, $298 million net proceeds from issuance of senior notes, and $94 million net increase in notes payable, offset by a $344 million retirement of bonds and other long-term debt.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS: The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information see Note 2, Uncertainties, and Note 3, Short-Term Financings and Capitalization.

Contractual Obligations                                                                            In Millions
--------------------------------------------------------------------------------------------------------------
                                                                        Payments Due
                                                  ------------------------------------------------------------
September 30                         Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 2,912       $  144      $  333     $ 328       $470               $ 1,637
   Notes payable                       235            -         235         -          -                     -
   Capital lease obligations (a)       138           50          21        19         18                    30
Off-balance sheet:
   Headquarters building lease (a)      20            7          13         -          -                     -
   Operating leases                     83            5          12         9          8                    49
   Non-recourse debt of FMLP           276           65           8        54         41                   108
   Sale of accounts receivable         325          325           -         -          -                     -
   Unconditional purchase
     Obligations                    18,049          956       1,175       929        860                14,129
==============================================================================================================

(a) The headquarters building capital lease is estimated to be $65 million of which a $45 million construction obligation has been incurred and recorded on Consumers' balance sheet.

Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations. Operating leases are predominately railroad coal car leases, and capital leases are predominately for leased service vehicles. Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $45 million per month for year 2002, which includes $33 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment while the plant is unavailable to deliver. See Electric Utility Results of Operations above and
Note 2, Uncertainties, "Electric Rate Matters - Power Supply Costs" and "Other Electric Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.

                                                        Consumers Energy Company


Commercial Commitments                                                                             In Millions
--------------------------------------------------------------------------------------------------------------
                                                                Commitment Expiration
--------------------------------------------------------------------------------------------------------------
September 30                         Total         2002        2003      2004       2005       2006 and beyond
--------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Indemnities                          16            -           -         -          -                    16
   Letters of Credit                     7            7           -         -          -                     -
==============================================================================================================


Indemnities are three-party agreements used to assure performance of contracts by Consumers. Letters of credit are issued by banks guaranteeing Consumers' payment of its drafts. Drafts are for a stated amount and for a specified period; they substitute the bank's credit for Consumers' and eliminate the credit risk for the other party.

As of September 2002, Consumers had a $250 million credit facility of which $235 million is outstanding and a $225 million term loan of which approximately $84 million is outstanding. In addition, Consumers has, through its wholly owned subsidiary Consumers Receivables Funding, a $325 million trade receivable sale program in place as anticipated sources of funds for general corporate purposes and currently expected capital expenditures. At September 30, 2002 and 2001, the receivables sold totaled $325 million for each year. During 2002, $248 million cash proceeds were received under the trade receivables sale program. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

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

As a result of certain of these downgrades, a few commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is addressing these issues as required.

In July 2002, Consumers reached agreement with its lenders on two credit facilities as follows: a $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002, as well as various credit lines aggregating $200 million. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers first mortgage bonds.

Consumers' $250 million revolving credit facility has an interest rate of LIBOR plus 200 basis points, although the rate may fluctuate depending on the rating of Consumers' first mortgage bonds, and the interest rate on the $300 million term loan is LIBOR plus 450 basis points which may also fluctuate depending on the rating of Consumers' first mortgage bonds. Consumers' bank and legal fees associated with arranging the facilities were $6 million. The term loan was issued at a 4 percent discount.

                                                        Consumers Energy Company

The credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                               Limitation                   Ratio at September 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                                                                                      (Restated)
Debt to Capital Ratio (a)                    Not more than 0.65 to 1.00                             0.52 to 1.00
Interest Coverage Ratio (a)                    Not less than 2.0 to 1.0                             3.38  to 1.0
======================================================================================================================

(a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

Also pursuant to restrictive covenants in the new facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $189 million in common stock dividends to CMS Energy. Consumers' common dividend was $183 million and Consumers paid $154 million through September 2002.

In October 2002, Consumers entered into a new Term Loan Agreement collateralized by First Mortgage Bonds and simultaneously, a new Gas Inventory Term Loan Agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the Agreements and is expected to be in a position to draw the full $225 million by mid-November of 2002. The interest rate under the Agreements is currently LIBOR plus 300 basis points, but will increase by 100 basis points for any period after December 1, 2002 during which the banks thereunder have not yet received, among other deliveries, certified restated financial statements for CMS Energy's 2000 and 2001 fiscal years. The bank and legal fees associated with the Agreement were $2 million. The first net amortization payment under these Agreements currently is scheduled to occur at the end of 2002 with monthly amortization scheduled until full repayment is completed in mid-April of 2003. This financing should eliminate the need for Consumers to access the capital markets for the remainder of 2002.

Consumers' debt maturities for 2003 includes $333 million of long-term debt, a $250 million revolving credit agreement and an estimated remaining balance of $207 million on the new Gas Inventory Term Loan Agreement. At a minimum, $500 million is expected to be refinanced. In addition, Consumers expects to put in place a new gas inventory facility. Replacing this debt with new financing is subject, in part, to capital market acceptance and receptivity to utility industry securities in general and to Consumers securities issuance in particular. Consumers cannot predict the capital market's acceptance of its securities or the impact of its restatement of its consolidated financial statements and is exploring other financing options.

For further information, see Note 3, Short-Term Financings and Capitalization.

OUTLOOK

LIQUIDITY AND CAPITAL RESOURCES

Consumers' liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. Consumers has historically met its consolidated cash needs through its operating and financing activities through access to bank financing and the capital markets. As discussed above, for the remainder of year 2002 and during 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers also has approximately $800 million of publicly issued and credit facility debt maturing in 2003, including the Consumers' credit facilities described above. In addition, Consumers may also become subject to commercial commitments as indicated above.

                                                        Consumers Energy Company

Consumers is addressing its near-to-mid-term liquidity and capital requirements primarily through reduced capital expenditures. Consumers believes that its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including the approximate $800 million of debt maturities in 2003.

On November 26, 2002, Consumers' various bank groups waived delivery of financial statements for the period ended September 30, 2002 until February 28, 2003. Consumers provided the banks with the required financial statements before the waivers expired.

As a result of the impact of the restatement, ratings downgrades and related changes in its financial situation, Consumers' access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. In the event Consumers is unable to access bank financing or the capital markets to incur or refinance indebtedness it could have a material adverse effect on Consumers' liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

SEC INVESTIGATION: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The special committee also made recommendations designed to prevent any reoccurrence of this practice, some of which have already been implemented, including the termination of the speculative trading business and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and the CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the United States Attorney's Office for the Southern District of New York and from the United States Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

                                                        Consumers Energy Company

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. CMS Energy believes that additional suits might be commenced against it and that all such suits against it will eventually be consolidated. Consumers intends to vigorously defend against these actions. Consumers cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge. Plaintiffs allege breaches of fiduciary duties under the ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments during 2002 through 2004. Consumers prepares these estimates for planning purposes and may revise them.


                                                              In Millions
-------------------------------------------------------------------------
Years Ended December 31                    2002         2003         2004
                                         Restated     Restated
-------------------------------------------------------------------------
Construction                               $583         $432         $511
Nuclear fuel                                  9           33           32
Other capital leases                         89           38           32
                                          -------------------------------

                                           $681         $503         $575
=========================================================================

Electric utility operations (a)(b)         $474         $352         $410
Gas utility operations (a)                  207          151          165
                                          -------------------------------

                                           $681         $503         $575
=========================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards.

ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an

                                                        Consumers Energy Company

average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities. Consumers has experienced much stronger than expected growth in 2002 as a result of warmer than normal summer weather. Assuming that normal weather conditions will occur in 2003, electric deliveries are expected to grow less than one percent over the strong 2002 electric deliveries.

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of November 2002, 446 MW of generation services were being provided by such suppliers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier.

Stranded and Implementation Costs: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. After a series of appeals and hearings, Consumers, in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion of all costs associated with expenditures required by the Clean Air Act. Consumers, in a separate filing, requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                        Consumers Energy Company

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998               $20             $ -                  $15                    $5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown, as of September 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing recovery, through the MISO of approximately $7 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO. However, Consumers cannot predict the amounts it will be reimbursed by the MISO.

Rate Caps: The Customer Choice Act imposes certain limitations on electric rates that could result in Consumers being unable to collect from customers its full cost of conducting business. Some of these costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power and associated transmission costs from its customers. As a result, Consumers may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods. The rate freeze is in effect through December 31, 2003. The rate caps are in effect through at least December 31, 2004 for small commercial and industrial customers, and at least through December 31, 2005 for residential customers.

Industrial Contracts: In response to industry restructuring efforts, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. Unless terminated or restructured these contracts are in effect through 2005. As of September 2002, some contracts have expired, but outstanding contracts involve approximately 500 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a

                                                        Consumers Energy Company

stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. In October 2002, the MPSC denied waivers for three programs that provide approximately $32 million in revenues. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers is continuing to explore its options which may include seeking an appeal of the Michigan Court of Appeals' ruling. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct.

Energy Policy: Uncertainty exists regarding the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in the United States Congress in recent years aimed to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or electric restructuring legislation, then that legislation could potentially affect company operations and financial requirements.

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

Under the agreement with MTH, and subject to certain additional RTO surcharges, contract transmission rates charged to Consumers will be fixed at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH will complete the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO. For further information, see Note 2, Uncertainties, "Electric Rate Matters
- Transmission."

In July 2002, the FERC issued a 600-page notice of proposed rulemaking on standard market design for electric

                                                        Consumers Energy Company

bulk power markets and transmission. Its stated purpose is to remedy undue discrimination in the use of the interstate transmission system and give the nation the benefits of a competitive bulk power system. The proposal is subject to public comment until November 15, 2002 and January 10, 2003 for certain standard market design issues. Consumers is currently studying the effects of the proposed rulemaking and intends to file comments with the FERC. The proposed rulemaking is primarily designed to correct perceived problems in the electric transmission industry. Consumers sold its electric transmission system in 2002, but is a transmission customer. The financial impact to Consumers is uncertain, but the final standard market design rules could significantly increase delivered power costs to Consumers and the retail electric customers it serves.

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

Similarly, other proceedings before the FERC involving rates of transmission providers of Consumers could increase Consumers' cost of transmitting power to its customers in Michigan. As RTOs develop and mature in Consumers' area of electrical operation, and those RTOs respond to FERC initiatives concerning the services they must provide and the systems they maintain, Consumers believes that there is likely to be an upward cost trend in transmission used by Consumers, ultimately increasing the delivered cost of power to Consumers and the retail electric customers it serves. The specific financial impact on Consumers of such proceedings and trends are not currently quantifiable.

Wholesale Market Competition: In 1996, Detroit Edison gave Consumers its four-year notice to terminate their joint operating agreements for the MEPCC. Detroit Edison and Consumers restructured and continued certain parts of the MEPCC control area and joint transmission operations, but expressly excluded any merchant operations (electricity purchasing, sales, and dispatch operations). On April 1, 2001, Detroit Edison and Consumers began separate merchant operations. This opened Detroit Edison and Consumers to wholesale market competition as individual companies. Consumers has successfully operated its independent merchant system since April 1, 2001. Although Consumers cannot predict the long-term financial impact of terminating these joint merchant operations, this change places Consumers in the same competitive position as all other wholesale market participants.

Wholesale Market Pricing: The FERC authorizes Consumers to sell electricity at wholesale market prices. In authorizing sales at market prices, the FERC considers the seller's level of "market power," due to the seller's dominance of generation resources and surplus generation resources in adjacent wholesale markets. To continue its authorization to sell at market prices, Consumers filed a traditional market dominance analysis and indicated its compliance therewith in October 2001. In November 2001, the FERC issued an order modifying the traditional method of determining market power. In September 2002, a Consumers' affiliate, CMS MST, was required by the FERC to file an updated market power study to determine if CMS MST or any of its affiliates, including Consumers, had market power. The study, using FERC's modified method, found that neither CMS MST nor its affiliates possess market power.

Consumers cannot predict the impact of these electric industry-restructuring issues on its financial position, liquidity, or results of operations.

                                                        Consumers Energy Company

PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards for Consumers and other Michigan electric distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. On November 7, 2002, the MPSC issued an order initiating the formal rulemaking proceeding. Consumers will continue to participate in this process. Consumers cannot predict the nature of the proposed standards or the likely effect, if any, on Consumers.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring" and "Electric Rate Matters - Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 2) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 3) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of Palisades by NMC; 4) electric industry restructuring issues, including those described above; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 6) the recovery of electric restructuring implementation costs; 7) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; 9) the effects of derivative accounting and potential earnings volatility, and 10) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its electric business. For further information about these trends or uncertainties, see Note 2, Uncertainties.

GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects gas deliveries, including gas customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of approximately one percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions, use of gas by independent power producers, changes in competitive and economic conditions, and the level of natural gas consumption per customer.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million distribution service rate increase. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service revenues. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and requested a $105 million distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 8, 2002. See Note 2, Uncertainties "Gas Rate Matters
- Gas Rate Case" for further information.

UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an

                                                        Consumers Energy Company

unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The subject is likely to remain the topic of further study by the utilities in 2002 and 2003 and further consideration by the MPSC. Consumers cannot predict the outcome of unbundling costs on its financial results and conditions.

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumers' arguments to the contrary, the Commission asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued 6 years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. Consumers has made no reservations for refunds in this matter. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 2) future gas industry restructuring initiatives; 3) any initiatives undertaken to protect customers against gas price increases; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 6) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 7) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its gas business. For further information about these uncertainties, see Note 2, Uncertainties.

OTHER OUTLOOK

See Outlook, "Pending Restatement", "Liquidity & Capital Resources", "SEC Investigation", "Securities Class Action Lawsuits", and "ERISA Cases" above.

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards was originally reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $29 million was allocated to Consumers under the CMS Energy tax sharing agreement. As of September 30, 2002, the $29 million tax sharing allocation has been restated for financial reporting purposes and reflected as a dividend to be paid by Consumers to CMS Energy. In December 2002, Consumers' estimated $29 million dividend was adjusted to $25 million upon calculation of the final tax allocation.

TERRORIST ATTACKS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all facilities and over its infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated

                                                        Consumers Energy Company

in the future. As a result, Consumers anticipates increased operating costs for security that could be significant. Consumers would try to recover these costs from customers.

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

OTHER MATTERS

NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. When the liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the initial liability is accreted to its present value each period and the capitalized cost is depreciated over the related asset's useful life. Consumers is currently inventorying assets that may have a retirement obligation and consulting with counsel to determine if a legal retirement obligation exists. If one exists, any removal cost estimate will be determined based on fair value cost estimates as required by the new standard. The present value of the legal retirement obligations will be used to quantify the effects of adoption of this standard.

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

SUBSEQUENT EVENTS

Subsequent to November 14, 2002, the date of filing Consumers' Form 10-Q for the third quarter 2002, a number of material events have occurred. Below is a summary of these events:

                                                        Consumers Energy Company

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

LIQUIDITY AND CAPITAL RESOURCES

During the summer months, Consumers purchases natural gas and stores it for resale primarily during the winter heating season. Recently the market price for natural gas has increased. If continued, this price increase could impose liquidity needs beyond what was previously anticipated for 2003. Although Consumers' natural gas purchases are recoverable from its customers, the amount paid for natural gas stored as inventory could require additional liquidity due to the timing of when those costs are recovered.

DIVIDENDS: Consumers paid $233 million in common stock dividends in 2002, including the $25 million tax sharing allocation from CMS Energy.

FINANCING: In October 2002, Consumers simultaneously entered into a new term loan agreement collateralized by first mortgage bonds and a new gas inventory term loan agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the agreements. In November 2002, Consumers paid $80 million on the gas inventory loan and drew $85 million under the term loan agreement. The bank and legal fees associated with the agreements were $2 million. The first amortization payment under these agreements occurred in December 2002 with monthly amortization payments scheduled until full repayment is completed in mid-April of 2003. This financing eliminated the need for Consumers to access the capital markets for the remainder of 2002.

As of December 31, 2002, Consumers' debt maturities for 2003 include $305 million of long-term debt, the $250 million revolving credit facility and an estimated remaining balance of $207 million on the new gas inventory term loan agreement. Consumers expects to borrow approximately $1.1 billion in total in 2003, which includes an amount to refinance the majority of the maturing debt described above. Replacing maturing debt with new financing is subject, in part, to capital market acceptance and receptivity to utility industry securities in general and to Consumers' securities issuances in particular. Consumers cannot guarantee the capital market's acceptance of its securities or predict the impact of the restatement of its consolidated financial statements on such acceptance and is exploring other financing options which may include, but are not limited to, first mortgage bond collateralized bank term loans and inventory collateralized bank term loans.

ACCOUNTING FOR PENSION AND OPEB

The Pension Plan includes amounts for employees of CMS Energy and non-utility affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan will be transferred with the sale of Panhandle. At the closing of the sale, all employees of Panhandle will no longer be eligible to accrue additional benefits. The Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees who are vested under the Pension Plan.

                                                        Consumers Energy Company

The recent significant downturn in the equities markets has affected the value of the Pension Plan's assets. The estimated fair value of the Pension Plan's assets at December 31, 2002 was $607 million. The Accumulated Benefit Obligation was estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002, and as a result, Consumers and the other participants of the plan were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Consumers was $325 million, of which $40 million was recorded as an intangible asset, and $285 million was charged to other comprehensive income ($185 million after-tax).

As of December 31, 2001, the balance of Pension Plan and OPEB plan assets was $845 million and $475 million, respectively. These amounts consisted primarily of stocks and bonds, including CMS Energy Common Stock of $126 million in the Pension Plan's assets and $3 million in the OPEB plan's assets at December 31, 2001. As of January 31, 2003, the market value of CMS Energy Common Stock in these plans was $30 million in the Pension Plan and $1 million in the OPEB plan.

In January 2002, Consumers' portion of contributions made to the plans' trust accounts was $62 million. This amount represents $47 million for pension related benefits and $15 million for postretirement health care and life insurance benefits. In June 2002, September 2002, and December 2002, Consumers made additional contributions, in the amount of $22 million, $18 million, and $18 million respectively, for postretirement health care and life insurance benefits. Consumers expects similar contributions for postretirement health care and life insurance benefits will be made in 2003, 2004, and 2005. Consumers expects its share of additional contributions to the Pension Plan to be approximately $158 million in the third quarter of 2003, $209 million in 2004, and $24 million in 2005.

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following revised capital expenditures, including new lease commitments, as of December 31, 2002 by expenditure type and by business segments during 2002 through 2004. Consumers prepares these estimates for planning purposes and may revise them.


                                                                     In Millions
--------------------------------------------------------------------------------
Years Ended December 31                           2002         2003         2004
--------------------------------------------------------------------------------
Construction                                      $561         $424         $520
Nuclear fuel                                         1           33           32
Other capital leases                                55           28           23
                                                 -------------------------------

                                                  $617         $485         $575
================================================================================

Electric utility operations (a)(b)                $436         $341         $408
Gas utility operations (a)                         181          144          167
                                                 -------------------------------

                                                  $617         $485         $575
================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards. For further information see Note 2, Uncertainties.

                                                        Consumers Energy Company

ELECTRIC OUTLOOK

STRANDED AND IMPLEMENTATION COSTS: In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of stranded costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 stranded cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. The request for regulatory asset accounting treatment for Clean Air Act expenditures remains pending before the MPSC.

On March 4, 2003, Consumers filed an application with the MPSC seeking approval of net stranded costs incurred in 2002, and for approval of a net stranded cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and post-2000 Palisades expenditures were approved as proposed in its securitization case as discussed below, then Consumers' net stranded costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 net stranded cost calculation, which would increase Consumers' 2002 net stranded costs to approximately $103 million.

SECURITIZATION: On March 4, 2003, Consumers filed an application with the MPSC seeking approval to issue additional securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs associated with Clean Air Act expenditures, post-2000 Palisades expenditures, retail open access implementation costs, electric pension fund costs, and expenses associated with the issuance of the bonds and the retirement of existing Consumers' debt. Consumers will use the proceeds from securitization for refinancing or retirement of debt.

CODE OF CONDUCT: In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which, in February 2003, was granted only until December 2003. The MPSC has issued a notice inviting comments on this request. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings.

TRANSMISSION: Consumers is a customer of AEP, holding 500 MW of transmission service reservations through the AEP transmission system. AEP recently indicated its intent to turn control of its transmission system over to the PJM RTO and become part of the PJM market sometime after May 1, 2003, which requires approval by FERC. This will require current AEP customers to become members of, and resubmit reservation requests to, PJM. Consumers filed an intervention requesting clarification in January 2003. Upon FERC's approval of this transfer, Consumers will complete the application process to join PJM.

In addition to the potential cost impacts identified in the section entitled "Electric Business Outlook - Transmission" in the original text above, and in "Transmission" directly above, Consumers is evaluating whether or not there may be impacts on electric reliability associated with the outcomes of the various transmission related proceedings identified. Consumers cannot assure that all risks to reliability can be avoided.

GAS OUTLOOK

GAS RATE CASE: On November 7, 2002, the MPSC issued a final order approving a $56 million annual gas distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 8, 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements.

                                                        Consumers Energy Company

On March 14, 2003, Consumers filed an application with the MPSC seeking an increase in its gas delivery and transportation rates based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customers' average monthly distribution bill. Consumers is seeking a 13.5 percent authorized return on equity along with a $156 million revenue deficiency. Contemproaneously with this filing, Consumers has requested interim rate relief in the same amount.

OTHER OUTLOOK

TERRORIST ATTACKS: In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. On February 5, 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

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

SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Consumers has decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first

                                                        Consumers Energy Company

applied. Therefore, Consumers recorded expense for the fair value of stock options issued in 2002. The implementation had an immaterial effect on Consumers' financial statements upon adoption of the method.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: Issued by the FASB in November 2002, the interpretation elaborates on existing disclosures requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified after December 31, 2002. Consumers would be required to recognize a liability for any guarantees it may issue on or after January 1, 2003, but will not change the accounting for guarantees it may have issued before that date.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Consumers, the consolidation requirements apply to older entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Consumers will be required to consolidate any entities that meet the requirements of the interpretation. Consumers is in the process of studying the interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
SEPTEMBER 30                                                       2002         2001          2002         2001
----------------------------------------------------------------------------------------------------------------
In Millions

OPERATING REVENUE
  Electric                                                      $   775      $   739         $2,015       $2,028
  Gas                                                               135          150          1,002          928
  Other                                                              11           11             66           36
                                                                ------------------------------------------------
                                                                    921          900          3,083        2,992
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                     98          102            236          250
    Purchased power - related parties                               143          155            416          399
    Purchased and interchange power                                 111          187            244          401
    Cost of gas sold                                                 20           40            528          470
    Cost of gas sold - related parties                               34           32             96           92
    Other                                                           182          151            487          445
                                                                ------------------------------------------------
                                                                    588          667          2,007        2,057
  Maintenance                                                        43           41            141          146
  Depreciation, depletion and amortization                           77           71            256          242
  General taxes                                                      43           44            144          142
                                                                ------------------------------------------------
                                                                    751          823          2,548        2,587
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric                                                          175           69            406          294
  Gas                                                               (14)          (1)            68           80
  Other                                                               9            9             61           31
                                                                ------------------------------------------------
                                                                    170           77            535          405
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                              -            2              2            6
  Accretion expense                                                  (1)          (2)            (4)          (8)
  Other, net                                                          1            -             37            2
                                                                ------------------------------------------------
                                                                      -            -             35            -
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                         41           35            111          111
  Other interest                                                      5           14             16           35
  Capitalized interest                                               (3)          (1)            (8)          (5)
                                                                ------------------------------------------------
                                                                     43           48            119          141
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                          127           29            451          264
INCOME TAXES                                                         42            6            150           88
                                                                ------------------------------------------------

NET INCOME                                                           85           23            301          176
PREFERRED STOCK DIVIDENDS                                             -            -              1            1
PREFERRED SECURITIES DISTRIBUTIONS                                   11           12             33           30
                                                                ------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                      $    74      $    11       $    267      $   145
================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)

                                                                                                NINE MONTHS ENDED
SEPTEMBER 30                                                                                 2002              2001
--------------------------------------------------------------------------------------------------------------------
                                                                                                         In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                $ 301             $ 176
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $5 and $5, respectively)                                         256               242
        Deferred income taxes and investment tax credit                                       (18)               58
        Capital lease and other amortization                                                   11                16
        Gain on sale of METC and other assets                                                 (38)               --
        Undistributed earnings of related parties                                             (48)              (10)
        Changes in assets and liabilities
            Increase in inventories                                                           (37)             (340)
            Decrease in accounts receivable and accrued revenue                                98               257
            Increase (decrease) in accounts payable                                           (79)               12
            Changes in other assets and liabilities                                           (26)              (90)
                                                                                            -----------------------
          Net cash provided by operating activities                                           420               321
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                          (400)             (495)
  Cost to retire property, net                                                                (50)              (73)
  Investment in Electric Restructuring Implementation Plan                                     (6)               (9)
  Investments in nuclear decommissioning trust funds                                           (5)               (5)
  Proceeds from nuclear decommissioning trust funds                                            19                21
  Associated company preferred stock redemption                                                --                50
  Proceeds from sale of METC, and other assets                                                298                --
                                                                                            -----------------------
          Net cash used in investing activities                                              (144)             (511)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of bonds and other long-term debt                                               (409)               (2)
  Decrease in notes payable, net                                                             (182)             (247)
  Payment of common stock dividends                                                          (154)             (134)
  Redemption of preferred securities                                                          (30)               --
  Preferred securities distributions                                                          (33)              (30)
  Payment of capital lease obligations                                                        (11)              (17)
  Payment of preferred stock dividends                                                         (1)               --
  Proceeds from preferred securities                                                           --               121
  Stockholder's contribution, net                                                              50               150
  Proceeds from senior notes and bank loans                                                   602               352
                                                                                            -----------------------
          Net cash provided from (used) in financing activities                              (168)              193
--------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                           108                 3

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                       17                21
                                                                                            -----------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                          $ 125             $  24
====================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                                $ 116             $ 129
  Income taxes paid (net of refunds)                                                           83                36
  Pension and OPEB cash contribution                                                          101                84
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                   $  --             $  13
  Other assets placed under capital leases                                                     50                23
====================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                            (AS RESTATED, SEE NOTE 4)

ASSETS                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                                            2002     DECEMBER 31            2001
                                                                     (UNAUDITED)            2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                               $ 7,504         $ 7,661         $ 7,513
  Gas                                                                      2,692           2,593           2,566
  Other                                                                       22              23              16
                                                                         ---------------------------------------
                                                                          10,218          10,277          10,095
  Less accumulated depreciation, depletion and amortization                5,856           5,934           5,873
                                                                         ---------------------------------------
                                                                           4,362           4,343           4,222
  Construction work-in-progress                                              463             480             424
                                                                         ---------------------------------------
                                                                           4,825           4,823           4,646
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         21              59              54
  First Midland Limited Partnership                                          250             253             249
  Midland Cogeneration Venture Limited Partnership                           370             300             296
                                                                         ---------------------------------------
                                                                             641             612             599
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market     125              17              24
  Accounts receivable and accrued revenue, less allowances
    of $4, $4 and $3, respectively                                            36             125              21
  Accounts receivable - related parties                                       18              18              14
  Inventories at average cost
    Gas in underground storage                                               601             569             603
    Materials and supplies                                                    71              69              72
    Generating plant fuel stock                                               49              52              49
  Deferred property taxes                                                     82             144              84
  Regulatory assets                                                           19              19              19
  Other                                                                       27              14              13
                                                                         ---------------------------------------
                                                                           1,028           1,027             899
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                     699             717             710
    Postretirement benefits                                                  191             209             214
    Abandoned Midland Project                                                 11              12              12
    Other                                                                    173             167             169
  Nuclear decommissioning trust funds                                        530             581             568
  Other                                                                      108             173             182
                                                                         ---------------------------------------
                                                                           1,712           1,859           1,855
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $ 8,206         $ 8,321         $ 7,999
================================================================================================================

                                                                               (AS RESTATED, SEE NOTE 4)
STOCKHOLDERS' INVESTMENT AND LIABILITIES                            SEPTEMBER 30                    SEPTEMBER 30
                                                                            2002     DECEMBER 31            2001
                                                                     (UNAUDITED)            2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          682             632             796
    Other comprehensive income                                               (8)               4             (4)
    Retained earnings since December 31, 1992                                525             441             441
                                                                         ---------------------------------------
                                                                           2,040           1,918           2,074
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                      490             520             520
  Long-term debt                                                           2,701           2,472           2,452
  Non-current portion of capital leases                                      110              72              61
                                                                         ---------------------------------------
                                                                           5,385           5,026           5,151
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       224             257             251
  Notes payable                                                              235             416             153
  Accounts payable                                                           212             282             247
  Accrued taxes                                                              162             214             115
  Accounts payable - related parties                                          85              96              90
  Notes Payable - related parties                                              -               -               2
  Deferred income taxes                                                       18              12              14
  Current portion of purchase power agreement-MCV Partnership                 22              24              22
  Other                                                                      253             247             306
                                                                         ---------------------------------------
                                                                           1,211           1,548           1,200
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      752             784             707
  Postretirement benefits                                                    224             276             292
  Regulatory liabilities for income taxes, net                               282             276             270
  Power purchase agreement - MCV Partnership                                  30              52              61
  Deferred investment tax credit                                              92             102             104
  Other                                                                      230             257             214
                                                                         ---------------------------------------
                                                                           1,610           1,747           1,648
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                           $ 8,206         $ 8,321         $ 7,999
================================================================================================================

(a)  See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
SEPTEMBER 30                                                       2002         2001           2002         2001
----------------------------------------------------------------------------------------------------------------
In Millions

COMMON STOCK
  At beginning and end of period (a)                            $   841      $   841        $   841      $   841
-----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                            682          646            632          646
  Stockholder's contribution                                          -          150            150          150
  Return of Stockholder's contribution                                -            -           (100)           -
                                                                -------------------------------------------------
    At end of period                                                682          796            682          796
-----------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
  Investments
    At beginning of period                                           (5)          26             16           33
    Unrealized loss on investments (b)                               (4)         (15)           (25)         (22)
                                                                -------------------------------------------------
      At end of period                                               (9)          11             (9)          11

  Derivative Instruments
    At beginning of period (c)                                       (3)         (10)           (12)          18
    Unrealized gain (loss) on derivative instruments (b)              1           (9)             6          (30)
    Reclassification adjustments included in net income (b)           3            4              7           (3)
                                                                --------------------------------------------------
      At end of period                                                1          (15)             1          (15)
------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                            480          524            441          486
  Net income                                                         85           23            301          176
  Cash dividends declared- Common Stock                             (29)         (94)          (183)        (190)
  Cash dividends declared- Preferred Stock                            -            -             (1)          (1)
  Preferred securities distributions                                (11)         (12)           (33)         (30)
                                                                -------------------------------------------------
    At end of period                                                525          441            525          441
-----------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                               $ 2,040      $ 2,074        $ 2,040      $ 2,074
=================================================================================================================

(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
     Other Comprehensive Income
       Investments
         Unrealized loss on investments, net of tax of
           $3, $8, $14 and $12, respectively                    $    (4)     $   (15)      $    (25)     $   (22)
       Derivative Instruments
         Unrealized gain (loss) on derivative instruments,
           net of tax of $(1), $4, $(4) and $15, respectively         1           (9)             6          (30)
         Reclassification adjustments included in net income,
           net of tax of $(2), $(2), $(4) and $2, respectively        3            4              7           (3)

     Net income                                                      85           23            301          176
                                                                -------------------------------------------------

     Total Comprehensive Income                                 $    85       $    3       $    289      $   121
                                                                =================================================

(c)  Nine Months Ended 2001 is the cumulative  effect of change in accounting  principle,  as of 1/1/01 and
     7/1/01, net of $(9) tax. (Note 1)


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Consumers' consolidated financial statements for the quarterly period ended September 30, 2002 have been restated, as discussed in Note 4, Restatement, pursuant to audit adjustments resulting from the re-audit of the consolidated financial statements for the years 2001 and 2000, as well as, reviews of the quarterly periods of 2002 of CMS Energy, Consumers' parent company, which included audit and review work at Consumers.

Except for the addition of Notes 4, 5, and 6 the following notes to the consolidated financial statements have generally only been modified for the effects of the restatement. For further information about Consumers' restated financial statements for December 31, 2001 and December 31, 2000, see Consumers' Form 10-K/A for the fiscal year ended December 31, 2001, which was filed with the SEC on February 21, 2003.

MODIFIED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has made, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which affect the results of the quarterly periods within 2001 and 2002. Therefore, the consolidated financial statements for the four quarters of 2001, the years ended December 31, 2001 and 2000, and the subsequent three quarters of 2002 have been restated from amounts previously reported. A summary of the principal effects of the restatement on Consumers' consolidated financial statements for the quarterly periods ended September 30, 2002 and September 30, 2001 is contained in Note 4, Restatement, and unaudited restated financial statements for the first and second quarters of 2002, with comparable restated periods for 2001, are contained in Note 6, Restated Financial Statements for First and Second Quarters. For further information about Consumers' restated financial statements for December 31, 2001 and December 31, 2000, see Consumers' Form 10-K/A for the fiscal year ended December 31, 2001, which was filed with the SEC on February 21, 2003.

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with SEC rules and regulations, and reflect all normal recurring adjustments, which in the opinion of management, are necessary for the fair presentation of the results of the interim periods presented. In accordance with SEC rules and regulations, certain information and footnote disclosures normally included in full-year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to

                                                        Consumers Energy Company

Consolidated Financial Statements contained in the Consumers Form 10-K/A for the year ended December 31, 2001. Consumers' electric and gas utility operations are seasonal in nature. During the summer months, there is usually an increase in demand for electric energy, principally due to the use of air conditioners and other cooling equipment, thereby affecting revenues. Also during the summer months, Consumers injects natural gas into storage for use during the winter months when demand for natural gas is higher. Peak demand for natural gas usually occurs in the winter due to colder temperatures and the resulting increased demand for heating fuels. Due to the seasonal nature of Consumers operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

BASIS OF PRESENTATION: The consolidated financial statements include Consumers and its wholly owned subsidiaries. Consumers prepared the financial statements in conformity with accounting principles generally accepted in the United States that include the use of management's estimates. Consumers uses the equity method of accounting for investments in its companies and partnerships where it has more than a twenty percent but less than a majority ownership interest and includes these results in operating income.

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation and distribution of electricity. The gas segment consists of activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic strategic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 2001 Form 10-K/A. Consumers' management has changed its evaluation of the performance of the electric and gas segments from pretax operating income to net income available to common stockholder. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholder by segment. The net income available to common stockholder by reportable segment is as follows:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                 Nine Months Ended
September 30                                                2002            2001               2002           2001
------------------------------------------------------------------------------------------------------------------
                                                      (Restated)      (Restated)         (Restated)     (Restated)
Net income available to common stockholder
  Electric                                                   $89             $16               $223           $111
  Gas                                                        (18)            (10)                13             19
  Other                                                        3               5                 31             15
------------------------------------------------------------------------------------------------------------------

Total Consolidated                                           $74             $11               $267           $145
==================================================================================================================


                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                  Six Months Ended
June 30                                                    2002            2001               2002           2001
------------------------------------------------------------------------------------------------------------------
                                                      (Restated)      (Restated)         (Restated)     (Restated)
Net income available to common stockholder
  Electric                                                   $84             $32               $134            $95
  Gas                                                          3               1                 31             29
  Other                                                       26               2                 28             10
------------------------------------------------------------------------------------------------------------------

Total Consolidated                                          $113             $35               $193           $134
==================================================================================================================

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
March 31                                                                                      2002           2001
------------------------------------------------------------------------------------------------------------------
                                                                                         (Restated)     (Restated)
Net income available to common stockholder
  Electric                                                                                      $50            $63
  Gas                                                                                            28             28
  Other                                                                                           3              8
------------------------------------------------------------------------------------------------------------------

Total Consolidated                                                                              $81            $99
==================================================================================================================

UTILITY REGULATION: Consumers accounts for the effects of regulation based on SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders and, as a result, discontinued application of SFAS No. 71 for the electric supply portion of its business. Discontinuation of SFAS No. 71

                                                        Consumers Energy Company


for the electric supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets by approximately $535 million and establishing a regulatory asset for a corresponding amount. According to current accounting standards, Consumers can continue to carry its electric supply-related regulatory assets if legislation or an MPSC rate order allows the collection of cash flows to recover these regulatory assets from its regulated distribution customers. As of September 30, 2002, Consumers had a net investment in electric supply facilities of $1.426 billion included in electric plant and property. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of business unit managers. The risk committee's role is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

Consumers uses various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. Consumers enters into all risk management contracts for purposes other than trading. Contracts to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133.

For further discussion see "Implementation of New Accounting Standards" below,
Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities", "Other Gas Uncertainties - Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS: Consumers adopted SFAS No. 133 on January 1, 2001. This standard requires Consumers to recognize at fair value all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or liabilities. The standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Consumers determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. Any ineffective portion of all hedges is recognized in earnings.

Consumers believes that the majority of its contracts are not subject to derivative accounting because they qualify for the normal purchases and sales exception of SFAS No. 133. Derivative accounting is required, however, for certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk.

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

On January 1, 2001, upon initial adoption of the standard, Consumers recorded a $21 million, net of tax, ($32 million, pretax) cumulative effect transition adjustment as an unrealized gain increasing accumulated other comprehensive income. Consumers then reclassified to earnings $12 million as a reduction to the cost of gas; $1 million as a reduction to the cost of power supply; $2 million as an increase in interest expense; and $8

                                                        Consumers Energy Company

million as an increase in other revenue for the twelve months ended December 31, 2001. The remaining $9 million difference between the initial transition adjustment and the amounts reclassified to earnings has been reduced to zero, decreasing other comprehensive income, and represents an unrealized loss in the fair value of the derivative instruments since January 1, 2001. As a result, as of December 31, 2001, there were no amounts remaining in accumulated other comprehensive income related to the initial transition adjustment.

On January 1, 2001, upon initial adoption of SFAS No. 133, derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts, and contracts subject to Bookouts was uncertain. Consumers did not record these contracts on the balance sheet at fair value, but instead accounted for these types of contracts as derivatives that qualified for the normal purchase exception of SFAS No. 133. In June and December 2001, the FASB issued guidance that resolved the accounting for these contracts. As a result, on July 1, 2001, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income, and on December 31, 2001, recorded an $11 million, net of tax, cumulative effect adjustment, as a decrease to earnings. These adjustments relate to the difference between the fair value and the recorded book value of certain electric call option contracts.

As of September 30, 2002, Consumers recorded a total of $5 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

For further discussion of derivative activities, see Note 2, Uncertainties, "Other Electric Uncertainties - Derivative Activities" and "Other Gas Uncertainties - Derivative Activities" and Note 3, Short-Term Financings and Capitalization, "Derivative Activities."

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: SFAS No. 142, issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Effective, January 1, 2002, the provisions of SFAS No. 142 had no impact on Consumers' consolidated results of operations or financial position.

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

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in August 2001, and supersedes SFAS No. 121, and APB Opinion No. 30. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, will result in Consumers accounting for any future impairment or disposal of long-lived assets under the provisions of SFAS No. 144, but has not changed the accounting used for previous asset impairments or disposals.

                                                        Consumers Energy Company


ACCOUNTING FOR HEADQUARTERS BUILDING LEASE: In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. Consumers' current headquarters building lease expires in June 2003. The new office building lessor has committed to fund up to $65 million for construction of the building, which is due to be completed during March 2003. Consumers is acting as the construction agent of the lessor for this project. During construction, the lessor has a maximum recourse of 89.9 percent against Consumers in the event of certain defaults, which Consumers believes are unlikely. For several events of default, primarily bankruptcy or intentional misapplication of funds, there could be full recourse for the amounts expended by the lessor at that time. The agreement also includes a common change in control provision, which could trigger full payment of construction costs by Consumers. As a result of this provision, Consumers elected to classify this lease as a capital lease during the second quarter of 2002. This classification represents the total obligation of Consumers under this agreement. As such, Consumers' balance sheet as of September 30, 2002, reflects a capital lease asset and an offsetting non-current liability equivalent to the cost of construction at that date of $45 million.

2:   UNCERTAINTIES

UNCERTAINTIES RELATED TO RESTATEMENT

SEC AND OTHER INVESTIGATIONS: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a special committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The special committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The special committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The special committee also made recommendations designed to prevent any reoccurrence of this practice, some of which have already been implemented, including the termination of the speculative trading business and revisions to CMS Energy's risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and the CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from the United States Attorney's Office for the Southern District of New York and from the United States Attorney's Office in Houston regarding investigations of these trades and has received a number of shareholder class action lawsuits. CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. CMS Energy believes that additional suits might be commenced against it and that all such suits

                                                        Consumers Energy Company

against it will eventually be consolidated. Consumers intends to vigorously defend against these actions. Consumers cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge. Plaintiffs allege breaches of fiduciary duties under the ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1998, the EPA issued final regulations requiring the State of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality is in the process of finalizing rules to comply with the EPA final regulations. Rules are expected to be promulgated and submitted to the EPA by the end of 2002. In addition, the EPA also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the State final regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of September 2002, Consumers has incurred $372 million in capital expenditures to comply with the EPA final regulations and anticipates that the remaining capital expenditures will be incurred between 2002 and 2009. Additionally, Consumers will supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to be an average of $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the future standards. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

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

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of September 30, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

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

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan Legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (a requirement Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner; (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below) 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Once the increased transmission capacity projects identified in the plan are completed, verification of compliance is required to be sent to the MPSC. Upon submittal of verification of compliance, Consumers expects to be deemed in compliance with the MPSC statute. Consumers is highly confident that it will meet the conditions of items 5 and 7 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so, however, could result in an extension of the rate caps to as late as December 31, 2013.

In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2000 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon as little as 30 days notice to Consumers, to return to Consumers' generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial) retail open access load reaches 10 percent of Consumers' total load for that class of customers, then returning retail open access customers for that class must give 60 days notice to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers.

SECURITIZATION: In October 2000 and January 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the majority of the impact of the required residential rate reduction (approximately $22

                                                        Consumers Energy Company


million in 2000 and $49 million annually thereafter). The orders directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are approximately $12 million annually.

In November 2001, Consumers Funding LLC, a special purpose consolidated subsidiary of Consumers formed to issue the bonds, issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years, with an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds, after issuance expenses, were approximately $460 million. Consumers used the net proceeds to retire $164 million of its common equity from its parent, CMS Energy. From December 2001 through March 2002, the remainder of these proceeds were used to pay down Consumers long-term debt and Trust Preferred Securities. CMS Energy used the $164 million from Consumers to pay down its own short-term debt.

Consumers and Consumers Funding LLC will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true-up was issued in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charge revenues are remitted to a trustee for the Securitization bonds and are not available to Consumers' creditors.

Regulatory assets are normally amortized over their period of regulated recovery. Beginning January 1, 2001, the amortization was deferred for the approved regulatory assets being securitized, which effectively offset the loss in revenue in 2001 resulting from the five percent residential rate reduction. In December 2001, after the Securitization bonds were sold, the amortization was re-established, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. In 2002, the amortization amount is expected to be approximately $31 million and the securitized assets will be fully amortized by the end of 2015.

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

                                                        Consumers Energy Company

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

When IPPs connect to transmission systems, they pay transmission companies the capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. It is the FERC's policy that the system upgrade portion of these IPP payments be credited against transmission service charges over time as transmission service is taken. METC recorded a $35 million liability for IPP credits. Subsequently, MTH assumed this liability as part of its purchase of the electric transmission system. Several months after METC started operation, the FERC changed its policy to provide for interest on IPP payments that are to be credited. The $35 million liability for IPP credits does not include interest since the associated interconnection agreements do not at this time provide for interest. METC has asserted that Consumers may be liable for interest on the IPP payments to be credited if interest provisions are added to these agreements.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. Traditionally, Consumers has planned for a reserve margin of approximately 15 percent. However, in light of the addition of new in-state generating capacity, additional transmission import capability, and FERC's standard market design notice of proposed rulemaking, which calls for a minimum reserve margin of 12 percent, Consumers is currently evaluating the appropriate reserve margin for 2003 and beyond. The ultimate use of the reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of November 2002, alternative electric suppliers are providing 446 MW of generation supply to customers.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of September 30, 2002, Consumers had purchased or had commitments to purchase electric call option and capacity contracts partially covering the estimated reserve margin requirements for 2002 through 2007. As a result Consumers has a recognized asset of $30 million for unexpired call options and capacity contracts. The total cost of electricity call option and capacity contracts for 2002 is approximately $13 million, which is subject to change based upon potential changes in fair value for certain unexpired call options.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost for fuel, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process, and would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003 and, therefore, the PSCR process

                                                        Consumers Energy Company

remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

ELECTRIC PROCEEDINGS: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. Consumers has initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order, as a result of the uncertainty associated with the outcome of the proceeding described in the following paragraph.

According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge. Even though the MPSC set Consumers' Stranded Cost transition charge at zero for calendar year 2000, those costs for 2000 will be subject to further review in the context of the MPSC's subsequent determinations of "net" Stranded Costs for 2001 and later years. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. After a series of appeals and hearings, Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion of all costs associated with expenditures required by the Clean Air Act. Consumers, in a separate filing, requested regulatory asset accounting treatment for its Clean Air Act expenditures through 2003. The outcome of these proceedings before the MPSC is uncertain at this time.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown, as of September 2002, Consumers incurred and deferred as a regulatory asset, $3 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

                                                        Consumers Energy Company

Consumers is also pursuing recovery, through the MISO, of approximately $7 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO. However, Consumers cannot predict the amounts it will be reimbursed by the MISO.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation.

In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers believes that such action may be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

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

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
                                                                                                 Nine Months Ended
September 30                                                                            2002                  2001
------------------------------------------------------------------------------------------------------------------
Pretax operating income                                                                  $63                   $31
Income taxes and other                                                                    21                     9
------------------------------------------------------------------------------------------------------------------

Net income                                                                               $42                   $22
==================================================================================================================

                                                        Consumers Energy Company

Summarized Statements of Income for the MCV Partnership

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine Months Ended
September 30                                                                            2002                  2001
------------------------------------------------------------------------------------------------------------------
Operating revenue                                                                       $451                  $454
Operating expenses                                                                       318                   329
                                                                                    ------------------------------

Operating income                                                                         133                   125
Other expense, net                                                                        86                    81
                                                                                    ------------------------------

Income before cumulative effect of accounting change                                      47                    44

Cumulative effect of change in method of accounting for
  derivative option contracts                                                             58                     -
                                                                                    ------------------------------

Net income                                                                              $105                  $ 44
==================================================================================================================

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

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At September 30, 2002 and 2001, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $38 million and $54 million, respectively. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached an agreement effective January 1, 1999, that capped availability payments to the MCV Partnership at
98.5 percent. If the MCV Facility generates electricity at the maximum 98.5 percent level during the next six years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                        Consumers Energy Company

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                              2002      2003      2004      2005     2006     2007
------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax           $38       $37       $36       $36      $36      $25
==================================================================================================================

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

In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the current facts and circumstances used to calculate the disallowance reserve, including earnings from its 49 percent interest in the MCV Partnership. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pre-tax) in the third quarter of 2001, and did so.

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

The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income effects for the periods ended December 31, 2001 and December 31, 2000:

-------------------------------------------------------------------------------------------------------------------------
In Millions                                                                                        2001             2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                              Income Increase/(Decrease)
-------------------------------------------------------------------------------------------------------------------------
Reverse the original operating charge associated with
   continuing losses on the MCV PPA                                                                 $39               $-
Charge 49 percent annual capacity losses associated with the
   MCV PPA to operating expense instead of to the reserve                                          (27)             (29)
                                                                                                  -----            -----
Net operating expense decrease/(increase)                                                           $12            ($29)

Reverse the 2001 increase to the MCV PPA reserve                                                    126                -
Accretion Expense                                                                                     -              (2)
                                                                                                  -----            -----
Pre-tax effect of adjustments                                                                       138             (31)
Income tax effect                                                                                  (48)               11
                                                                                                  -----            -----
Net income impact of MCV PPA adjustments                                                            $90            ($20)
-------------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under the Public Utilities Regulatory Policies Act of 1978. In July 1999, the District Court granted MCV Partnership's motion for summary judgment. The Court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the Court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th Circuit overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court. The MCV Partnership has requested rehearing of the appellate court's order.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Through November 2001, Consumers expensed the interest on leased nuclear fuel as it was incurred. Effective December 2001, Consumers no longer leases its nuclear fuel.

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of September 30, 2002, Consumers has a recorded liability to the DOE of $137 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest. In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and recently the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims. Consumers is evaluating its options with respect to its contract with the DOE and plans to pursue recovery of the nuclear fuel removal costs at its Big Rock and Palisades plants.

In July 2002, Congress approved and the President signed a bill designating the site at Yucca Mountain, Nevada, for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. The next step will be for the DOE to submit an application to the NRC for a license to begin construction of the repository. The application and review process is estimated to take several years.

NUCLEAR MATTERS: In April 2002, Palisades received its annual performance review in which the NRC stated that Palisades operated in a manner that preserved public health and safety. With the exception of a single finding related to a fire protection smoke detector location with low safety significance, the NRC classified all inspection findings as having very low safety significance. Other than the follow-up fire protection inspection associated with this one finding, the NRC plans to conduct only baseline inspections at the facility through May 31, 2003.

The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, commonly

                                                        Consumers Energy Company

known as "dry casks", for temporary on-site storage. As of September 30, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

In December 2000, the NRC issued an amendment revising the operating license for Palisades to extend its expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

In 2000, Consumers made an equity investment and entered into an operating agreement with NMC. NMC was formed in 1999 by four utilities to operate and manage the nuclear generating plants owned by these utilities. Consumers benefits by consolidating expertise, cost control and resources among all of the nuclear plants being operated on behalf of the NMC member companies.

In November 2000, Consumers requested approval from the NRC to transfer operating authority for Palisades to NMC and the request was granted in April 2001. The formal transfer of authority from Consumers to NMC took place in May 2001. Consumers retains ownership of Palisades, its 789 MW output, the current and future spent fuel on-site, and ultimate responsibility for the safe operation, maintenance and decommissioning of the plant. Under the agreement that transferred operating authority of the plant to NMC, salaried Palisades' employees became NMC employees on July 1, 2001. Union employees work under the supervision of NMC pursuant to their existing labor contract as Consumers' employees. NMC currently has responsibility for operating eight units with 4,500 MW of generating capacity in Wisconsin, Minnesota, Iowa and Michigan.

Following a refueling outage in April 2001, the Palisades reactor was shut down on June 20, 2001 so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace all the components. Installation of the new components was completed in December 2001 and the plant returned to service and has been operating since January 21, 2002. Consumers' capital expenditures for the components and their installation was approximately $31 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002, the impact on 2002 net income was $5 million.

Consumers maintains insurance against property damage, debris removal, personal injury liability and other risks that are present at its nuclear facilities. Consumers also maintains coverage for replacement power supply costs during certain prolonged accidental outages at Palisades. Insurance would not cover such costs during the first 12 weeks of any outage, but would cover most of such costs during the next 52 weeks of the outage, followed by reduced coverage to 80 percent for 110 additional weeks. The June 2001 through January 2002 Palisades outage, however, was not an insured event. If certain covered losses occur at its own or other nuclear plants similarly insured, Consumers could be required to pay maximum assessments of $25.8 million in any one year to NEIL; $88 million per occurrence under the nuclear liability secondary financial protection program, limited to $10 million per occurrence in any year; and $6 million if nuclear workers claim bodily injury from radiation exposure. Consumers considers the possibility of these assessments to be remote. NEIL limits its coverage from multiple acts of terrorism during a twelve-month period to a maximum aggregate of $3.24 billion, allocated among the claimants, plus recoverable reinsurance, indemnity and other sources, which could affect the amount of loss coverage for Consumers should multiple acts of terrorism occur. The Price Anderson Act is currently in the process of reauthorization by the U. S. Congress. It is possible that the Price

                                                        Consumers Energy Company

Anderson Act will not be reauthorized or changes may be made that significantly affect the insurance provisions for nuclear plants.

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $474 million, $352 million, and $410 million.

DERIVATIVE ACTIVITIES: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. These contracts are subject to SFAS No. 133 derivative accounting, and are required to be recorded on the balance sheet at fair value, with changes in fair value recorded directly in earnings or other comprehensive income, if the contract meets qualifying hedge criteria. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts did not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers records any change in fair value subsequent to July 1, 2001 directly in earnings, which can cause earnings volatility. The initial amount recorded in other comprehensive income was reclassified to earnings as the forecasted future transactions occurred or the call options expired. The majority of these contracts expired in the third quarter 2001 and the remaining contracts expired in the third quarter of 2002. As of December 31, 2001, Consumers reclassified from other comprehensive income to earnings, $2 million, net of tax, as part of the cost of power supply, and the remainder, $1 million, net of tax, was reclassified from other comprehensive income to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers will record any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. As of September 30, 2002, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million.

Consumers believes that certain of its electric capacity and energy contracts are not derivatives due to the lack of an active energy market, as defined by SFAS No. 133, in the state of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact in earnings related to these contracts, particularly related to the PPA could be material to the financial statements.

Consumers' electric business also uses gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps are financial contracts that will be used to offset increases in the price of probable forecasted gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs, which could cause earnings volatility. As of September 30,

                                                        Consumers Energy Company

2002, a mark to market gain of $1 million has been recorded for 2002, which represents the fair value of these contracts at September 30, 2002. These contracts expire in December 2002.

As of September 30, 2001, Consumers' electric business also used purchased gas call option and gas swap contracts to hedge against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts were financial contracts that were used to offset increases in the price of probable forecasted gas purchases. These contracts were designated as cash flow hedges and, therefore, Consumers recorded any change in the fair value of these contracts in other comprehensive income until the forecasted transaction occurs. Once the forecasted gas purchases occurred, the net gain or loss on these contracts were reclassified to earnings and recorded as part of the cost of power. These contracts were highly effective in achieving offsetting cash flows of future gas purchases, and no component of the gain or loss was excluded from the assessment of the hedge's effectiveness. As a result, no net gain or loss was recognized in earnings as a result of hedge ineffectiveness as of September 30, 2001. At September 30, 2001, Consumers had a derivative liability with a fair value of $0.4 million. These contracts expired in 2001.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between 3 and 7 percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of September 30, 2002, Consumers has an accrued liability of $51 million, net of $31 million of expenditures incurred to date, and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

The MPSC, in its November 7, 2002, gas distribution rate order, authorized Consumers to continue to recover approximately $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of 10 years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a gas rate case. The annual amount that the MPSC authorized Consumers to recover in rates will continue to be offset by $2 million to reflect amounts recovered from all other sources.

GAS RATE MATTERS

GAS RESTRUCTURING: From April 1, 1998 to March 31, 2001, Consumers conducted an experimental gas customer choice pilot program that froze gas distribution and GCR rates through the period. On April 1, 2001, a permanent gas customer choice program commenced under which Consumers returned to a GCR mechanism that allows it to recover from its bundled sales customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers for ultimate distribution to customers.

                                                        Consumers Energy Company

GAS COST RECOVERY: As part of a settlement agreement approved by the MPSC in July 2001, Consumers agreed not to bill a price in excess of $4.69 per mcf of natural gas under the GCR factor mechanism through March 2002. This agreement is not expected to affect Consumers' earnings outlook because Consumers recovers from customers the amount that it actually pays for natural gas in the reconciliation process. The settlement does not affect Consumers' June 2001 request to the MPSC for a distribution service rate increase. The MPSC also approved a methodology to adjust bills for market price increases quarterly without returning to the MPSC for approval. In December 2001, Consumers filed its GCR Plan for the period April 2002 through March 2003. Consumers is requesting authority to bill a GCR factor up to $3.50 per mcf for this period. The Company also requested the MPSC approve the same methodology which adjusts bills for market price increases that the MPSC approved, through settlement, in the previous plan year. A settlement with all parties in the proceeding was signed and submitted to the Commission in March 2002. The settlement stipulated to all requests of Consumers and the MPSC approved the settlement, as filed, in July 2002. Consistent with the terms of the settlement, Consumers filed in June of 2002 to raise the GCR factor cap to $3.66 for the period July through September and Consumers proceeded to bill its customers at this new rate. In September, Consumers filed to raise the GCR factor cap to $3.79 for October through December, but expects to be able to continue billing at the $3.66 rate.

GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a $140 million distribution service rate increase. Consumers requested a
12.25 percent authorized return on equity. Contemporaneously with this filing, Consumers requested partial and immediate relief in the annual amount of $33 million. The relief was primarily for higher carrying costs on more expensive natural gas inventory than is currently included in rates. In October 2001, Consumers revised its filing to reflect lower operating costs and requested a $133 million annual distribution service rate increase. In December 2001, the MPSC authorized a $15 million annual interim increase in distribution service rate revenues. The order authorized Consumers to apply the interim increase on its gas sales customers' bills for service effective December 21, 2001. In February 2002, Consumers revised its filing to reflect lower estimated gas inventory prices and revised depreciation expense and requested an annual $105 million distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, effective for service November 8, 2002.

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumer arguments to the contrary, the Commission asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued 6 years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. Consumers has made no reservations for refunds in this matter. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers believes that such action may be inconsistent with the November 7, 2002 gas rate order in case U-13000, with the Customer Choice Act, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

OTHER GAS UNCERTAINTIES

                                                        Consumers Energy Company

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates gas capital expenditures, including new lease commitments, of $207 million, $151 million, and $165 million.

DERIVATIVE ACTIVITIES: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. Some of the fixed price gas supply contracts require derivative accounting because they contain embedded put options that disqualify the contracts from the normal purchase exception of SFAS No. 133. As of September 30, 2002, Consumers' gas supply contracts requiring derivative accounting had a fair value of $1 million, representing a fair value gain on the contracts since the date of inception. This gain was recorded directly in earnings as part of other income, and then directly offset and recorded on the balance sheet as a regulatory liability. Any subsequent changes in fair value will be recorded in a similar manner. These contracts expire in October 2002.

As of September 30, 2002, weather-based gas call options and gas put options requiring derivative accounting had a net fair value of $1 million. The change in value since inception in August 2002 is immaterial. Any change in fair value will be recorded in a similar manner as stated above for the change in fair value for fixed price gas supply contracts requiring derivative accounting.

OTHER UNCERTAINTIES

PENSION: The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. If the plan's Accumulated Benefit Obligation exceeds the value of these assets at December 31, 2002, Consumers Energy will be required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. Consumers cannot predict the future fair value of the plan's assets but it is possible, without significant appreciation in the plan's assets, that Consumers will need to book an additional minimum liability through a charge to other comprehensive income. The value of the Plan assets and the Accumulated Benefits Obligation are determined by the Plan's actuary in the fourth quarter of each year.

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

TAX LOSS ALLOCATIONS: The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back a consolidated 2001 tax loss to tax years 1996 through 1999 and obtain refunds of prior years tax payments totaling $217 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $41 million. This one-time non-cash reduction in AMT credit carryforwards was originally reflected in the tax provisions of CMS Energy and each of its consolidated subsidiaries, as of September 2002, according to their contributions to the consolidated CMS Energy tax loss, of which $29 million was allocated to Consumers under the CMS Energy tax sharing agreement. As of September 30, 2002, the $29 million tax sharing allocation has been restated for financial reporting purposes and reflected as a dividend to be paid by Consumers to CMS Energy. In December 2002, Consumers' estimated $29 million dividend was adjusted to $25 million upon calculation of the final tax allocation.

                                                        Consumers Energy Company

3:   SHORT-TERM FINANCINGS AND CAPITALIZATION

AUTHORIZATION: At September 30, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $690 million for general corporate purposes, and $900 million of First Mortgage Bonds to be issued solely as security for the long-term securities.

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

In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. The rating downgrade is purported to be largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round-trip trading investigations and lawsuits, the special board committee investigation, restatement and re-audit of 2000 and 2001 financial statements and uncertain future access to the capital markets.

As a result of certain of these downgrades, a few commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is addressing these issues as required.

On July 12, 2002, Consumers reached agreement with its lenders on two credit facilities as follows: a $250 million revolving credit facility maturing
July 11, 2003 and a $300 million term loan maturing July 11, 2003. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured
July 14, 2002 as well as various credit lines aggregating $200 million. At September 30, 2002, a total of $535 million was outstanding under these facilities. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers First Mortgage Bonds.

Consumers $250 million revolving credit facility has an interest rate of LIBOR plus 200 basis points, although the rate may fluctuate depending on the rating of Consumers' first mortgage bonds, and the interest rate on the $300 million term loan is LIBOR plus 450 basis points which may also fluctuate depending on the rating of Consumers' first mortgage bonds. The effective interest rate at September 30, 2002 was 4.76 percent and 8.89 percent on the revolving credit facility and the $300 million term loan, respectively. Consumers bank and legal fees associated with arranging the facilities were $6 million.

                                                        Consumers Energy Company

The credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                     Limitation                          Ratio at September 30, 2002
==================================================================================================================
                                                                                                      (Restated)
Debt to Capital Ratio (a)                    Not more than 0.65 to 1.00                               0.52 to 1.00
Interest Coverage Ratio (a)                    Not less than 2.0 to 1.0                                3.38 to 1.0
==================================================================================================================

(a) Violation of this ratio would constitute an event of default under the facilities which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

Also pursuant to restrictive covenants in its facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year. In 2001, Consumers paid $190 million in common stock dividends to CMS Energy. Consumers declared $183 million and paid $154 million in common dividends through September 2002.

In October 2002, Consumers simultaneously entered into a new Term Loan Agreement collateralized by First Mortgage Bonds and a new Gas Inventory Term Loan Agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the Agreements and is expected to be in a position to draw the full $225 million by mid-November of 2002. The interest rate under the Agreements is currently LIBOR plus 300 basis points, but will increase by 100 basis points for any period after December 1, 2002 during which the banks thereunder have not yet received, among other deliveries, certified restated financial statements for CMS Energy's 2000 and 2001 fiscal years. The bank and legal fees associated with the Agreement were $2 million. The first net amortization payment under these agreements is scheduled to occur at the end of 2002 with monthly amortization scheduled until full repayment is completed in mid-April of 2003. This financing should eliminate the need for Consumers to access the capital markets for the remainder of 2002.

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

                                                        Consumers Energy Company

                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
                                                                                                       Earliest
Trust and Securities                             Rate            Amount Outstanding      Maturity    Redemption
---------------------------------------------------------------------------------------------------------------
September 30                                                 2002        2001       2000                   Year
---------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities           8.36%      $ 70        $100       $100      2015         2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities           8.20%       120         120        120      2027         2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities           9.25%       175         175        175      2029         2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                      9.00%       125         125          -      2031         2006
                                                             ---------------------------

Total                                                        $490        $520       $395
================================================================================================================

In March 2002, Consumers reduced its' outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $345 million of unrestricted retained earnings available to pay common dividends at September 30, 2002.

On April 1, 2002, Consumers established a new subsidiary, Consumers Receivable Funding. This consolidated subsidiary was established to sell accounts receivable purchased from Consumers to an unrelated third party under a trade receivables sale program. Prior to the establishment of Consumers Receivable Funding, Consumers sold its accounts receivable directly to an unrelated third party. Consumers, through Consumers Receivable Funding, currently has in place a $325 million trade receivables sale program. At September 30, 2002 and 2001, the receivables sold totaled $325 million for each year. During 2002, $248 million cash proceeds were received under the trade receivables sale program. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

DERIVATIVE ACTIVITIES: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swap is sold. As of September 30, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable rate debt. This swap will expire in June 2003. As of September 30, 2002, this interest rate swap had a negative fair value of $2 million. This amount, if sustained, will be reclassified to earnings, increasing interest expense when the swaps are settled on a monthly basis. As of September 30, 2001, Consumers had entered into swaps to fix the interest rate on $150 million of variable rate debt. The swaps expired at varying times from June through December 2001. As of September 30, 2001, these interest rate swaps had a negative fair value of $4 million.

Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed rate debt, issued in March 2002. In June 2002, this swap was terminated and resulted in a $7 million gain that is deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

As of September 2001, Consumers had entered into interest rate swaps to hedge the risk associated with the fair value of $400 million of fixed rate debt, which expire in May 2003 and December 2006. As of September 30, 2001, these interest rate swaps had a fair value of $1 million. Subsequently in November 2001, these

                                                        Consumers Energy Company

swaps were terminated and resulted in a $4 million gain that will be deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

During the third quarter 2001, Consumers entered into fair value hedges to hedge the risk associated with the fair value of $250 million of debt. These swaps terminated in the third quarter 2001, and resulted in a $4 million gain that has been deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

In September 2001, Consumers entered into a cash flow hedge to fix the interest rate on $100 million of debt to be issued. In September 2001, the swap terminated and resulted in a $2 million loss that was recorded in other comprehensive income and will be amortized to interest expense over the life of the debt using the effective interest method.

4:  RESTATEMENT

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

In connection with Ernst & Young's re-audit of the fiscal years ended December 31, 2001 and December 31, 2000, Consumers has made, in consultation with Ernst & Young, certain adjustments to its consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, which affect the results of the quarterly periods within 2001 and 2002. Therefore, the consolidated financial statements for the four quarters of 2001, the years ended December 31, 2001 and 2000, and the subsequent three quarters of 2002 have been restated from amounts previously reported. At the time it adopted the accounting treatment for these items, Consumers believed that such accounting was appropriate under generally accepted accounting principles and Arthur Andersen concurred.

The audit adjustments: 1) change the accounting associated with the PPA reserve, which results in: the reversal of the 2001 increase to the PPA reserve of $126 million; the reversal of a net $12 million charged to operating expenses associated with the PPA in 2001; and the reversal of $29 million of the amount charged to the PPA reserve in 2000; and 2) recognize Consumers' new headquarters lease as a capital lease, instead of an operating lease, and record the lease obligation and capitalize costs incurred. Each of these transactions involved estimates, assumptions, and judgment based on the best information available at the time the transactions occurred. The audit adjustments reflect current judgment on these matters. In addition, the audit adjustments recognize immaterial reconciling adjustments to advertising costs, Consumers' OPEB liability and related party receivables and payables. Consumers has also made an additional adjustment associated with its financial statements as of September 30, 2002. This additional adjustment by Consumers recognizes the $29 million federal income tax sharing allocation from CMS Energy as a dividend to be paid by Consumers to CMS Energy instead of income tax expense as originally recorded in September 2002.

                                                        Consumers Energy Company

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

In 2000, Consumers reviewed its estimate of the economic losses it would experience with respect to the PPA and re-evaluated all of the current facts and circumstances used to calculate the disallowance reserve, including earnings from its 49 percent interest in the MCV Partnership. Consumers concluded that no adjustment to the reserve was required in 2000. However, as conditions surrounding MCV Partnership operations evolved in 2001, Consumers concluded that it needed to increase the reserve by $126 million (pre-tax) in the third quarter of 2001, and did so.

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

The following table reflects the audit adjustments associated with the MCV PPA accounting and the related net income statement effects for the periods ended December 31, 2001 and December 31, 2000:

--------------------------------------------------------------------------------------------------------------
In Millions                                                                             2001             2000
--------------------------------------------------------------------------------------------------------------
                                                                                   Income Increase/(Decrease)
--------------------------------------------------------------------------------------------------------------
Reverse the original operating charge associated with continuing
  losses on the MCV PPA                                                                  $39               $-
Charge 49 percent of annual capacity losses associated with the MCV
  PPA to operating expense instead of to the reserve                                    (27)             (29)
                                                                                       -----            -----
Net operating expense decrease/(increase)                                                 12             (29)

Reverse the 2001 increase to the MCV PPA reserve                                         126                -
Accretion Expense                                                                          -              (2)
                                                                                       -----            -----
Pre-tax effect of adjustments                                                            138             (31)
Income tax effect                                                                       (48)               11
                                                                                       -----            -----
Net income impact of MCV PPA adjustments                                                 $90            ($20)
--------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company

The following table reflects all audit and other adjustments by quarter for the income statement including a non-re-audit adjustment by Consumers reclassifying SERP unrealized losses to realized losses and an income tax adjustment during the period ended September 30, 2002:

-------------------------------------------------------------------------------------------------------------------
In Millions (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                             2002                                          2001
Quarters Ended              March 31    June 30   Sept. 30                March 31    June 30   Sept. 30    Dec. 31
-------------------------------------------------------------------------------------------------------------------

Operating expenses            $1,049       $748       $752                  $1,006       $765       $953       $945

MCV PPA Adjustment               (.5)         -          -                      (4)        (4)      (130)         -
Advertising Expense                -          -          -                       -          -          -          1
Intercompany items               (.5)         -         (1)                      1          -          -          -
Other                              -          1          -                       -          -          -          -

Restated operating expenses   $1,048       $749       $751                  $1,003       $761       $823       $946
-------------------------------------------------------------------------------------------------------------------

Pretax operating income         $187       $179       $169                    $213       $108       $(53)       $77

MCV PPA Adjustment                .5                     -                       4          4        130          -
Advertising Expense                -          -          -                       -          -          -         (1)
Intercompany items                .5         (1)         -                      (1)         -          -          -
Other                              -          -          1                       -          -          -          -

Restated Pretax operating
     Income                     $188       $178       $170                    $216       $112        $77        $76
-------------------------------------------------------------------------------------------------------------------

Other income                     $(1)       $36         $-                      $2         $-         $-        $(1)
MCV PPA Adjustment                 1          2          3                      (1)         -          -          1
Intercompany items                (2)        (1)         -                       -          1          -         (1)
SERP                               -         (1)        (3)                      -          -          -          -

Restated other income            $(2)       $36         $-                      $1         $1         $-        $(1)
-------------------------------------------------------------------------------------------------------------------

Income before taxes             $146       $179       $126                    $168        $63      $(102)       $31

MCV PPA Adjustment                 -          2          3                       4          4        130          -
Advertising Expense                -          -          -                       -          -          -         (1)
Intercompany items                 -         (2)         1                      (2)        (1)         1          1
SERP                               -         (1)        (3)                      -          -          -          -

Restated income before taxes    $146       $178       $127                    $170        $66        $29        $31
-------------------------------------------------------------------------------------------------------------------

Income (loss) before
   cumulative effect of change
    in accounting principle      $92       $124        $55                    $107        $43       $(62)       $23

MCV PPA Adjustment                 -          2          2                       2          2         85          1
Intercompany items                 -         (1)         1                      (1)         -          -         (1)
SERP                               -         (1)        (2)                      -          -          -          -
Income Tax                         -          -         29                       -          -          -          -

Restated income (loss) before
   cumulative effect of change
    in accounting principle      $92       $124        $85                    $108        $45        $23        $23
------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company


-------------------------------------------------------------------------------------------------------------------
In Millions (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                             2002                                             2001

Quarters Ended              March 31    June 30   Sept. 30                March 31    June 30   Sept. 30    Dec. 31
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                $92       $124        $55                    $107        $43       $(62)       $12

MCV PPA Adjustment                 -          2          2                       2          2         85          1
Intercompany items                 -         (1)         1                      (1)         -          -         (1)
SERP                               -         (1)        (2)                      -          -          -          -
Income Tax                         -          -         29                       -          -          -          -

Restated net income (loss)       $92       $124        $85                    $108        $45        $23        $12
-------------------------------------------------------------------------------------------------------------------

Net income (loss)
   available to
   common stockholder            $81       $113        $44                     $98        $33       $(74)        $-

MCV PPA Adjustment                 -          2          2                       2          2         85          1
Intercompany items                 -         (1)         1                      (1)         -          -         (1)
SERP                               -         (1)        (2)                      -          -          -          -
Income Tax                         -          -         29                       -          -          -          -

Restated net income (loss)
   available to
   common stockholder            $81       $113        $74                     $99        $35        $11         $-
-------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company

The following tables reflect the effects the audit adjustments have on Consumers consolidated financial statements for the quarterly periods ended September 30, 2002 and 2001:

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                                                        IN MILLIONS
-------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended             Three Months Ended
                                                                  ------------------             ------------------
                                                                         2002                           2001
                                                                         ----                           ----
September 30                                                    As Reported    As Restated     As Reported   As Restated
-------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                                                               $776           $775            $739          $739
Gas                                                                     134            135             149           150

Total Operating Revenue                                                 921            921             899           900

OPERATING EXPENSES
Loss on MCV power purchases                                               -              -             126             -
Other                                                                   183            182             154           151

Total Operating Expenses                                                752            751             952           823

PRETAX OPERATING INCOME (LOSS)
Electric                                                                175            175            (62)            69
Gas                                                                    (15)           (14)             (1)           (1)
Other                                                                     9              9              10             9

Total Pretax Operating Income (Loss)                                    169            170            (53)            77

OTHER INCOME (DEDUCTIONS)
Accretion expense                                                       (2)            (1)             (2)           (2)
Other, net                                                                2              1               -             -

INCOME (LOSS) BEFORE INCOME TAXES                                       126            127           (101)            29
INCOME TAXES (BENEFITS)                                                  71             42            (39)             6

NET INCOME (LOSS)                                                        55             85            (62)            23

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER                       $44            $74           $(74)           $11
-------------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                                                         IN MILLIONS
------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended             Nine Months Ended
                                                                  ------------------            ------------------
                                                                         2002                          2001
                                                                         ----                          ----
September 30                                                     As Reported   As Restated     As Reported  As Restated
------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE
Electric                                                              $2,016        $2,015          $2,028       $2,028

Total Operating Revenue                                                3,084         3,083           2,992        2,992

OPERATING EXPENSES
Loss on MCV power purchases                                                -             -             126            -
Other                                                                    488           487             456          445

Total Operating Expenses                                               2,549         2,548           2,724        2,587

PRETAX OPERATING INCOME
Electric                                                                 406           406             157          294
Gas                                                                       68            68              81           80
Other                                                                     61            61              30           31

Total Pretax Operating Income                                            535           535             268          405

OTHER INCOME (DEDUCTIONS)
Accretion expense                                                        (7)           (4)             (6)          (8)
Other, net                                                                39            37               2            2

Total Other Income                                                        34            35               2            -

INCOME BEFORE INCOME TAXES                                               450           451             129          264

INCOME TAXES                                                             179           150              41           88

NET INCOME                                                               271           301              88          176

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                              $237          $267             $57         $145
------------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                                       IN MILLIONS
-------------------------------------------------------------------------------------------------------------------------
                                                                       Nine Months Ended          Nine Months Ended
                                                                       ------------------         ------------------
                                                                              2002                       2001
                                                                              ----                       ----
September 30                                                         As Reported  As Restated   As Reported  As Restated
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $271         $301           $88         $176
Loss on power purchase agreement - MCV Partnership                             -            -           126            -
Deferred income taxes and investment tax credit                             (20)         (18)             1           58
Undistributed earnings of related parties                                   (48)         (48)          (25)         (10)
Decrease in accounts receivable and accrued revenue                           97           98           251          257
Increase (decrease) in accounts payable                                     (72)         (79)            15           12
Changes in other assets and liabilities                                        -         (26)          (53)         (90)

CASH AND TEMPORARY CASH INVESTMENTS - BEGINNING OF                            16           17            21           21
  PERIOD
CASH AND TEMPORARY CASH INVESTMENTS - END OF PERIOD                         $124         $125           $24          $24

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Cash transactions
  Income taxes paid (net of refunds)                                          87           83             -            -
NON-CASH TRANSACTIONS
Other assets placed under capital lease                                      $65          $50           $15          $23
-------------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------
                                          September 30, 2002          December 31, 2001           September 30, 2001
                                          ------------------          -----------------           ------------------
                                              (Unaudited)                                            (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
In Millions                             As Reported  As Restated    As Reported  As Restated   As Reported   As Restated
-------------------------------------------------------------------------------------------------------------------------
ASSETS

PLANT

Other                                           $66          $22            $23          $23           $16           $16

Gross Plant                                  10,262       10,218         10,277       10,277        10,095        10,095

Less accumulated depreciation,
depletion and amortization                    5,855        5,856          5,934        5,934         5,873         5,873

Plant, net                                    4,407        4,362          4,343        4,343         4,222         4,222

Construction work-in-progress                   419          463            464          480           416           424

Total Plant                                   4,826        4,825          4,807        4,823         4,638         4,646

CURRENT ASSETS
Cash and temporary
  cash investments                              124          125             16           17            24            24
Accounts receivable and accrued
  revenue                                        36           36            125          125            22            21
Accounts receivable -
  related parties                                18           18             17           18            13            14
Inventories at average cost
  Materials and supplies                         71           71             69           69            70            72
  Generating plant fuel stock                    49           49             52           52            50            49
Deferred property taxes                          82           82            144          144            86            84
Other                                            27           27             14           14            12            13

Total Current Assets                          1,027        1,028          1,025        1,027           899           899

NON-CURRENT ASSETS
Regulatory Assets - Other                       173          173            167          167            89           169
Other                                           116          108            176          173           265           182

Total Non-current Assets                      1,720        1,712          1,862        1,859         1,858         1,855

TOTAL ASSETS                                 $8,214       $8,206         $8,306       $8,321        $7,994        $7,999
-------------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------
                                          September 30, 2002          December 31, 2001           September 30, 2001
                                          ------------------          -----------------           ------------------
                                              (Unaudited)                                            (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
In Millions                             As Reported  As Restated    As Reported  As Restated   As Reported   As Restated
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDER'S INVESTMENT AND
LIABILITIES
CAPITALIZATION
Common stockholder's equity
Retained earnings since
 December 31, 1992                             $456         $525           $373         $441          $373          $441

Total common stockholder's
  equity                                      1,971        2,040          1,850        1,918         2,006         2,074
Non-current portion of
  capital leases                                110          110             56           72            53            61
Total Capitalization                          5,316        5,385          4,942        5,026         5,075         5,151

CURRENT LIABILITIES
Note payable                                    235          235            416          416           155           153
Accounts payable                                213          212            291          282           258           247
Accrued taxes                                   192          162            219          214           115           115
Accounts payable - related parties               83           85             80           96            78            90
Notes payable - related parties                   -            -              -            -             -             2
Current portion of purchase power
  contracts                                       -           22              -           24             -            22
Deferred income taxes                            17           18             12           12            17            14
Other                                           239          253            260          247           319           306

Total Current Liabilities                     1,203        1,211          1,535        1,548         1,193         1,200

NON-CURRENT LIABILITIES
Deferred income taxes                           714          752            747          784           668           707
Postretirement benefits                         227          224            279          276           294           292
Power purchase agreement -
 MCV Partnership                                150           30            169           52           175            61
Other                                           230          230            256          257           215           214

Total Non-current Liabilities
                                              1,695        1,610          1,829        1,747         1,726         1,648

TOTAL STOCKHOLDER'S INVESTMENT AND
LIABILITIES                                  $8,214       $8,206         $8,306       $8,321        $7,994        $7,999
-------------------------------------------------------------------------------------------------------------------------

                                                        Consumers Energy Company

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)                                        IN MILLIONS
------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended 2002       Three Months Ended 2001
                                                                -----------------------       -----------------------
September 30                                                     As Reported   As Restated     As Reported  As Restated
------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
Investments
At beginning of period                                                  $(2)          $(5)             $26          $26
Unrealized loss on investments                                           (7)           (4)            (15)         (15)

RETAINED EARNINGS
At beginning of period                                                   412           480             541          524
Net income (loss)                                                         55            85            (62)           23
Cash dividends declared- Common Stock                                      -          (29)            (94)         (94)
At end of period                                                         456           525             373          441

Total Common Stockholder's Equity                                     $1,971        $2,040          $2,006       $2,074
------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)                                         IN MILLIONS
------------------------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended 2002        Nine Months Ended 2001
                                                                ----------------------        ----------------------
September 30                                                     As Reported   As Restated     As Reported  As Restated
------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
At beginning of period                                                  $373          $441            $506         $486
Net income                                                               271           301              88          176
Cash dividends declared- Common Stock                                  (154)         (183)           (190)        (190)
At end of period                                                         456           525             373          441

Total Common Stockholder's Equity                                     $1,971        $2,040          $2,006       $2,074
------------------------------------------------------------------------------------------------------------------------

In addition, as a result of Consumers reclassifying its headquarters' lease from an operating lease to a capital lease the following table illustrates the amount of capital leases included in Consumers' restated balance sheet plant accounts:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                         September 30            December 31        September 30
                                                                 2002                   2001                2001
                                                          (Unaudited)                                (Unaudited)
Capital leases                                            As Restated            As Restated         As Restated
----------------------------------------------------------------------------------------------------------------
Electric                                                        $ 101                   $ 93                $ 90
Gas                                                                42                     39                  39
Other                                                              75                     46                  39
                                                                 ----                   ----                ----
                                                                  218                    178                 168
Less accumulated amortization                                      96                     93                  95
                                                                 ----                   ----                ----

Net capital lease                                               $ 122                   $ 85                $ 73
================================================================================================================

5:  SUBSEQUENT EVENTS

Subsequent to November 14, 2002, the date of filing Consumers' Form 10-Q for the third quarter 2002, a number of material events have occurred. Below is a summary of these events:

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

                                                        Consumers Energy Company

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

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Upon adoption of the standard, there was no impact on Consumers' financial statements.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. There will be no impact on Consumers' financial statements upon adoption of the standard.

SFAS NO, 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Consumers has decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Therefore, Consumers recorded expense for the fair value of stock options issued in 2002. The implementation had an immaterial effect on Consumers' financial statements upon adoption of the method.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: Issued by the FASB in November 2002, the interpretation elaborates on existing disclosures requirements for most guarantees, and clarifies that at the time

                                                        Consumers Energy Company

a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified after December 31, 2002. Consumers would be required to recognize a liability for any guarantees it may issue on or after January 1, 2003, but will not change the accounting for guarantees it may have issued before that date.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Consumers, the consolidation requirements apply to older entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Consumers will be required to consolidate any entities that meet the requirements of the interpretation. Consumers is in the process of studying the interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

ELECTRIC CONTINGENCIES

These and other required environmental expenditures, if not recovered from customers in Consumers rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: The Customer Choice Act requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. In November 2002, Consumers completed the transmission capacity projects identified in the plan and in December 2002, submitted verification of this fact to the MPSC. Consumers believes it is in full compliance with the requirement to expand available transmission capability.

ELECTRIC PROCEEDINGS: In December 2002, the MPSC issued an order finding that Consumers experienced zero stranded costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of stranded costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 stranded cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. The request for regulatory asset accounting treatment for Clean Air Act expenditures remains pending before the MPSC.

On March 4, 2003, Consumers filed an application with the MPSC seeking approval of net stranded costs incurred in 2002, and for approval of a net stranded cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and post-2000 Palisades expenditures were approved as proposed in its securitization case as discussed below, then Consumers' net stranded costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 net stranded cost calculation, which would increase Consumers' 2002 net stranded costs to approximately $103 million.

SECURITIZATION: On March 4, 2003, Consumers filed an application with the MPSC seeking approval to issue additional securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs associated with Clean Air Act expenditures, post-2000 Palisades expenditures, retail open access implementation costs, electric pension fund costs, and expenses associated with the issuance of the bonds and retirement of existing Consumers' debt. Consumers will use the proceeds from securitization for refinancing or retirement of debt.

                                                        Consumers Energy Company

NUCLEAR MATTERS: As of February 2003, Big Rock completed five of the seven dry fuel storage canister loadings. The Price-Anderson Act expired in August 2002 but remained in effect for existing nuclear facilities. In February 2003, Congress approved the extension of the Price-Anderson Act to expire on December 31, 2003.

OTHER ELECTRIC UNCERTAINTIES

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $436 million, $341 million, and $408 million.

GAS RATE MATTERS

GAS RATE CASE: On November 7, 2002, the MPSC issued a final order approving a $56 million annual gas distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, effective for service November 8, 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements.

On March 14, 2003, Consumers filed an application with the MPSC seeking an increase in its gas delivery and transportation rates based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customers' average monthly distribution bill. Consumers is seeking a 13.5 percent authorized return on equity along with a $156 million revenue deficiency. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: In 2002, 2003, and 2004, Consumers estimates gas capital expenditures, including new lease commitments, of $181 million, $144 million, and $167 million.

OTHER UNCERTAINTIES

PENSION: The recent significant downturn in the equities markets has affected the value of the Pension Plan's assets. The estimated fair value of the Pension Plan's assets at December 31, 2002 was $607 million. The Accumulated Benefit Obligation was estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002, and as a result, Consumers and the other participants of the plan were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Consumers was $325 million, of which $40 million was recorded as an intangible asset, and $285 million was charged to other comprehensive income ($185 million after-tax).

PENSION AND OPEB PLAN ASSETS: As of December 31, 2001, the balance of Pension Plan and OPEB plan assets was $845 million and $475 million, respectively. These amounts consisted primarily of stocks and bonds, including CMS Energy Common Stock of $126 million in the Pension Plan's assets and $3 million in the OPEB plan's assets at December 31, 2001. As of January 31, 2003, the market value of CMS Energy Common Stock in these plans was $30 million in the Pension Plan and $1 million in the OPEB plan.

                                                        Consumers Energy Company

SHORT-TERM FINANCINGS AND CAPITALIZATION

RESTATEMENT: As a result of the restatement, ratings downgrades and related changes in its financial situation, Consumers' access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. In the event Consumers is unable to access bank financing or the capital markets to incur or refinance indebtedness, there could be a material adverse effect on Consumers' liquidity and operations. In such event, it would be required to consider the full range of strategic measures available to companies in similar circumstances.

FINANCING: In October 2002, Consumers simultaneously entered into a new term loan agreement collateralized by first mortgage bonds and a new gas inventory term loan agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million. Consumers drew $220 million of the capacity upon execution of the agreements. In November 2002, Consumers paid $80 million on the gas inventory loan and drew $85 million under the term loan agreement. The bank and legal fees associated with the agreements was $2 million. The first amortization payment under these agreements occurred in December 2002 with monthly amortization payments scheduled until full repayment is completed in mid-April of 2003. This financing eliminated the need for Consumers to access the capital markets for the remainder of 2002.

OTHER: Under the provisions of its Articles of Incorporation, Consumers had $345 million of unrestricted retained earnings available to pay common dividends at September 30, 2002. However, due to dividend restrictions included as part of an agreement with its lenders, Consumers' dividends are not to exceed $300 million in any calendar year. Consumers declared and paid $233 million in common stock dividends in 2002, including the $25 million tax sharing allocation from CMS Energy.

                                                        Consumers Energy Company

6:  RESTATED FINANCIAL STATEMENTS FOR FIRST AND SECOND QUARTERS

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)

                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2002         2001
----------------------------------------------------------------------------------------------------------------
In Millions
OPERATING REVENUE
  Electric                                                                                  $   609      $   665
  Gas                                                                                           616          540
  Other                                                                                          11           14
                                                                                            --------------------
                                                                                              1,236        1,219
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                                 67           71
    Purchased power - related parties                                                           141          118
    Purchased and interchange power                                                              61          112
    Cost of gas sold                                                                            396          318
    Cost of gas sold - related parties                                                           30           31
    Other                                                                                       139          139
                                                                                            --------------------
                                                                                                834          789
  Maintenance                                                                                    50           55
  Depreciation, depletion and amortization                                                      107          104
  General taxes                                                                                  57           55
                                                                                            --------------------
                                                                                              1,048        1,003
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  Electric                                                                                      115          139
  Gas                                                                                            64           64
  Other                                                                                           9           13
                                                                                            --------------------
                                                                                                188          216
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                                                          1            2
  Accretion expense                                                                              (2)          (2)
  Other, net                                                                                     (1)           1
                                                                                            --------------------
                                                                                                 (2)           1
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                                                     33           38
  Other interest                                                                                  9           10
  Capitalized interest                                                                           (2)          (1)
                                                                                            ---------------------
                                                                                                 40           47
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                      146          170
INCOME TAXES                                                                                     54           62
                                                                                            --------------------

NET INCOME                                                                                       92          108
PREFERRED STOCK DIVIDENDS                                                                         -            -
PREFERRED SECURITIES DISTRIBUTIONS                                                               11            9
                                                                                            --------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                                  $    81      $    99
================================================================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)

                                                                                             THREE MONTHS ENDED
MARCH 31                                                                                   2002             2001
----------------------------------------------------------------------------------------------------------------
In Millions

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                              $  92           $ 108
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $2 and $2, respectively)                                       107             104
        Deferred income taxes and investment tax credit                                      31              12
        Capital lease and other amortization                                                  3               8
        Undistributed earnings of related parties                                           (10)            (13)
        Changes in assets and liabilities
            Decrease (increase) in accounts receivable and accrued revenue                  (54)            230
            Increase (decrease) in accounts payable                                         (32)            (11)
            Decrease (increase) in inventories                                              193             123
            Regulatory obligation - gas customer choice                                      (7)            (16)
            Changes in other assets and liabilities                                         (53)            (66)
                                                                                          ---------------------

          Net cash provided by operating activities                                         270             479
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (142)           (183)
  Cost to retire property, net                                                              (15)            (26)
  Investment in Electric Restructuring Implementation Plan                                   (3)             (3)
  Investments in nuclear decommissioning trust funds                                         (2)             (2)
  Proceeds from nuclear decommissioning trust funds                                           8              10
                                                                                          ---------------------

          Net cash used in investing activities                                            (154)           (204)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of bonds and other long-term debt                                             (344)             --
  Increase (decrease) in notes payable, net                                                (109)           (203)
  Payment of common stock dividends                                                         (55)            (66)
  Redemption of preferred securities                                                        (30)             --
  Preferred securities distributions                                                        (11)             (9)
  Payment of capital lease obligations                                                       (3)             (8)
  Payment of preferred stock dividends                                                       (1)             --
  Stockholder's contribution                                                                150              --
  Proceeds from senior notes and bank loans                                                 298              --
                                                                                          ---------------------

          Net cash used in financing activities                                            (105)           (286)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                               11             (11)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                     17              21
                                                                                          ---------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                        $  28           $  10
================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                              $  31           $  47
  Income taxes paid (net of refunds)                                                         --              --
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                 $  --           $   2
  Other assets placed under capital leases                                                   17               7
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                            (AS RESTATED, SEE NOTE 4)

ASSETS                                                                  MARCH 31                        MARCH 31
                                                                            2002     DECEMBER 31            2001
                                                                     (UNAUDITED)            2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                               $ 7,733         $ 7,661         $ 7,298
  Gas                                                                      2,625           2,593           2,524
  Other                                                                       21              23              21
                                                                         ---------------------------------------
                                                                          10,379          10,277           9,843
  Less accumulated depreciation, depletion and amortization                6,022           5,934           5,802
                                                                         ---------------------------------------
                                                                           4,357           4,343           4,041
  Construction work-in-progress                                              532             480             390
                                                                         ---------------------------------------
                                                                           4,889           4,823           4,431
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         56              59              80
  First Midland Limited Partnership                                          257             253             248
  Midland Cogeneration Venture Limited Partnership                           316             300             302
                                                                         ---------------------------------------
                                                                             629             612             630
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market      28              17              10
  Accounts receivable and accrued revenue, less allowances
    of $4, $4 and $3, respectively                                           183             125              43
  Accounts receivable - related parties                                       15              18              68
  Inventories at average cost
    Gas in underground storage                                               378             569             143
    Materials and supplies                                                    69              69              67
    Generating plant fuel stock                                               50              52              50
  Deferred property taxes                                                    120             144             113
  Regulatory assets                                                           19              19              19
  Other                                                                       18              14              24
                                                                         ---------------------------------------
                                                                             880           1,027             537
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                     714             717             709
    Postretirement benefits                                                  203             209             226
    Abandoned Midland Project                                                 11              12              15
    Other                                                                    171             167             162
  Nuclear decommissioning trust funds                                        576             581             585
  Other                                                                      154             173             217
                                                                         ---------------------------------------
                                                                           1,829           1,859           1,914
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $ 8,227         $ 8,321         $ 7,512
================================================================================================================

                                                        Consumers Energy Company


                                                                               (AS RESTATED, SEE NOTE 4)
STOCKHOLDERS' INVESTMENT AND LIABILITIES                                  MARCH 31                      MARCH 31
                                                                              2002   DECEMBER 31            2001
                                                                       (UNAUDITED)          2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          782             632             646
    Other comprehensive income                                                 9               4              29
    Retained earnings since December 31, 1992                                467             441             519
                                                                         ---------------------------------------
                                                                           2,099           1,918           2,035
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                      490             520             395
  Long-term debt                                                           2,433           2,472           2,097
  Non-current portion of capital leases                                       85              72              51
                                                                        ----------------------------------------
                                                                           5,151           5,026           4,622
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       253             257             243
  Notes payable                                                              150             416             170
  Notes payable- CMS Energy                                                  157               -              30
  Accounts payable                                                           249             282             236
  Accrued taxes                                                              161             214             216
  Accounts payable - related parties                                          97              96              77
  Deferred income taxes                                                       23              12               -
  Current portion of purchased power contracts                                24              24              22
  Other                                                                      234             247             221
                                                                         ---------------------------------------
                                                                           1,348           1,548           1,215
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      808             784             701
  Postretirement benefits                                                    239             276             351
  Regulatory liabilities for income taxes, net                               276             276             260
  Power purchase agreement - MCV Partnership                                  47              52              72
  Deferred investment tax credit                                             100             102             107
  Other                                                                      258             257             184
                                                                         ---------------------------------------
                                                                           1,728           1,747           1,675
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                            $8,227          $8,321          $7,512
================================================================================================================

(a)  See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)

                                                                                                           THREE MONTHS ENDED
MARCH 31                                                                                                2002              2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    In Millions
COMMON STOCK
  At beginning and end of period (a)                                                                 $   841           $   841
-------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                                                 632               646
  Stockholder's contribution                                                                             150                --
                                                                                                     --------------------------
    At end of period                                                                                     782               646
-------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
  Investments
    At beginning of period                                                                                16                33
    Unrealized loss on investments (b)                                                                    (3)               (5)
                                                                                                     --------------------------
      At end of period                                                                                    13                28
                                                                                                     --------------------------

  Derivative Instruments
    At beginning of period (c)                                                                           (12)               21
    Unrealized gain (loss) on derivative instruments (b)                                                   5               (13)
    Reclassification adjustments included in net income (b)                                                3                (7)
                                                                                                     --------------------------
      At end of period                                                                                    (4)                1
-------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                                                                 441               486
  Net income (b)                                                                                          92               108
  Cash dividends declared- Common Stock                                                                  (55)              (66)
  Cash dividends declared- Preferred Stock                                                                --                --
  Preferred securities distributions                                                                     (11)              (10)
                                                                                                     --------------------------
    At end of period                                                                                     467               518
-------------------------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                                                    $ 2,099           $ 2,035
===============================================================================================================================

(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
     Other comprehensive income
       Investments
         Unrealized loss on investments, net of tax of
           $2 and $3, respectively                                                                   $    (3)          $    (5)
       Derivative Instruments
         Unrealized gain (loss) on derivative instruments,
           net of tax of $(3) and $7, respectively                                                         5               (13)
         Reclassification adjustments included in net income,
           net of tax of $(1) and $4, respectively                                                         3                (7)
     Net income                                                                                           92               108
                                                                                                     --------------------------

     Total Comprehensive Income                                                                      $    97           $    83
                                                                                                     ==========================

(c) Three Months Ended 2001 is the cumulative effect of change in accounting principle, net of $(11) tax (Note 1)

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
JUNE 30                                                            2002         2001           2002         2001
----------------------------------------------------------------------------------------------------------------
In Millions
OPERATING REVENUE
  Electric                                                      $   631      $   624         $1,240       $1,289
  Gas                                                               252          239            868          779
  Other                                                              44           10             55           25
                                                                ------------------------------------------------
                                                                    927          873          2,163        2,093
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                     71           77            138          148
    Purchased power - related parties                               133          126            273          244
    Purchased and interchange power                                  72          102            133          214
    Cost of gas sold                                                113          112            508          430
    Cost of gas sold - related parties                               31           29             62           60
    Other                                                           166          155            306          294
                                                                ------------------------------------------------
                                                                    586          601          1,420        1,390
  Maintenance                                                        48           50             98          106
  Depreciation, depletion and amortization                           71           67            179          171
  General taxes                                                      44           43            101           98
                                                                ------------------------------------------------
                                                                    749          761          1,798        1,765
----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  Electric                                                          116           87            231          226
  Gas                                                                19           17             82           81
  Other                                                              43            8             52           21
                                                                ------------------------------------------------
                                                                    178          112            365          328
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                              1            2              2            4
  Accretion expense                                                  (1)          (2)            (3)          (5)
  Other, net                                                         36            1             36            1
                                                                ------------------------------------------------
                                                                     36            1             35            -
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                         37           37             70           76
  Other interest                                                      2           12             11           20
  Capitalized interest                                               (3)         (2)             (5)         (4)
                                                                ------------------------------------------------
                                                                     36           47             76           92
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                          178           66            324          236
INCOME TAXES                                                         54           21            108           83
                                                                ------------------------------------------------

NET INCOME                                                          124           45            216          153
PREFERRED STOCK DIVIDENDS                                             -            1              1            1
PREFERRED SECURITIES DISTRIBUTIONS                                   11            9             22           18
                                                                ------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                      $   113      $    35         $  193       $  134
================================================================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)

                                                                                             SIX MONTHS ENDED
JUNE 30                                                                                    2002             2001
----------------------------------------------------------------------------------------------------------------
In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                              $ 216           $ 153
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $3, respectively)                                       179             171
        Gain on sale of METC and other assets                                               (38)             --
        Deferred income taxes and investment tax credit                                     (19)             35
        Capital lease and other amortization                                                  8              14
        Undistributed earnings of related parties                                           (53)            (22)
        Changes in assets and liabilities
            Decrease (increase) in inventories                                              128             (95)
            Decrease (increase) in accounts receivable and accrued revenue                   61             205
            Increase (decrease) in accounts payable                                         (69)             23
            Regulatory obligation - gas customer choice                                      (6)            (16)
            Changes in other assets and liabilities                                          28             (89)
                                                                                          ---------------------

          Net cash provided by operating activities                                         435             379
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (273)           (345)
  Cost to retire property, net                                                              (31)            (55)
  Investment in Electric Restructuring Implementation Plan                                   (5)             (6)
  Investments in nuclear decommissioning trust funds                                         (3)             (3)
  Proceeds from nuclear decommissioning trust funds                                          12              14
  Proceeds from sale of METC and other assets                                               293              --
                                                                                          ---------------------

          Net cash used in investing activities                                              (7)           (395)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of bonds and other long-term debt                                             (372)             (1)
  Increase (decrease) in notes payable, net                                                (161)             17
  Payment of common stock dividends                                                        (154)            (96)
  Redemption of preferred securities                                                        (30)             --
  Preferred securities distributions                                                        (22)            (18)
  Payment of capital lease obligations                                                       (7)            (13)
  Payment of preferred stock dividends                                                       (1)             (1)
  Proceeds from preferred securities                                                         --             121
  Stockholder's contribution, net                                                            50              --
  Proceeds from senior notes and bank loans                                                 304              --
                                                                                          ---------------------

          Net cash (used in)/provided by financing activities                              (393)              9
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                               35              (7)

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                     17              21
                                                                                          ---------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                        $  52           $  14
===============================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                              $  47           $  76
  Income taxes paid (net of refunds)                                                         52              36
  Pension and OPEB cash contribution                                                         83              72
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                 $  --           $  12
  Other assets placed under capital leases                                                   35              14
===============================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                            (AS RESTATED, SEE NOTE 4)

ASSETS                                                                           JUNE 30                       JUNE 30
                                                                                    2002   DECEMBER 31            2001
                                                                              (UNAUDITED)         2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                      $ 7,396        $ 7,661        $ 7,482
  Gas                                                                             2,651          2,593          2,539
  Other                                                                              21             23             17
                                                                                -------------------------------------
                                                                                 10,068         10,277         10,038
  Less accumulated depreciation, depletion and amortization                       5,822          5,934          5,847
                                                                                -------------------------------------
                                                                                  4,246          4,343          4,191
  Construction work-in-progress                                                     477            480            347
                                                                                -------------------------------------
                                                                                  4,723          4,823          4,538
---------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                                28             59             76
  First Midland Limited Partnership                                                 261            253            253
  Midland Cogeneration Venture Limited Partnership                                  359            300            295
                                                                                -------------------------------------
                                                                                    648            612            624
                                                                                -------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market             52             17             14
  Accounts receivable and accrued revenue, less allowances
    of $4, $4 and $3, respectively                                                   76            125             74
  Accounts receivable - related parties                                              15             18             63
  Inventories at average cost
    Gas in underground storage                                                      431            569            359
    Materials and supplies                                                           67             69             71
    Generating plant fuel stock                                                      57             52             48
  Deferred property taxes                                                            99            144            101
  Regulatory assets                                                                  19             19             19
  Other                                                                               9             14              5
                                                                                -------------------------------------
                                                                                    825          1,027            754
---------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitization costs                                                            709            717            710
    Postretirement benefits                                                         197            209            220
    Abandoned Midland Project                                                        11             12             12
    Other                                                                           173            167            173
  Nuclear decommissioning trust funds                                               555            581            594
  Other                                                                             137            173            230
                                                                                -------------------------------------
                                                                                  1,782          1,859          1,939
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $ 7,978        $ 8,321        $ 7,855
=====================================================================================================================

                                                        Consumers Energy Company


                                                                               (AS RESTATED, SEE NOTE 4)
STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 JUNE 30                         JUNE 30
                                                                            2002     DECEMBER 31            2001
                                                                     (UNAUDITED)            2001     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          682             632             646
    Other comprehensive income                                               (8)               4              16
    Retained earnings since December 31, 1992                                480             441             524
                                                                         ---------------------------------------
                                                                           1,995           1,918           2,027
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                      490             520             520
  Long-term debt                                                           2,441           2,472           2,098
  Non-current portion of capital leases                                       97              72              55
                                                                         ---------------------------------------
                                                                           5,067           5,026           4,744
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       225             257             251
  Notes payable                                                              255             416             328
  Notes payable- CMS Energy                                                    -               -              92
  Accounts payable                                                           219             282             258
  Accrued taxes                                                              213             214             179
  Accounts payable - related parties                                          87              96              89
  Deferred income taxes                                                       19              12              20
  Current portion of purchase power contract                                  24              24              22
  Other                                                                      247             247             248
                                                                         ---------------------------------------
                                                                           1,289           1,548           1,487
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      755             784             696
  Postretirement benefits                                                    230             276             304
  Regulatory liabilities for income taxes, net                               276             276             264
  Power purchase agreement - MCV Partnership                                  41              52              67
  Deferred investment tax credit                                              94             102             106
  Other                                                                      226             257             187
                                                                         ---------------------------------------
                                                                           1,622           1,747           1,624
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                           $ 7,978         $ 8,321         $ 7,855
================================================================================================================

(a)  See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                            (AS RESTATED, SEE NOTE 4)


                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
JUNE 30                                                                 2002            2001            2002            2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 In Millions
COMMON STOCK
  At beginning and end of period (a)                                 $   841         $   841         $   841         $   841
----------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning and end of period                                         782             646             632             646
  Stockholder's contribution                                              --              --             150              --
  Return of Stockholder's contribution                                  (100)             --            (100)             --
                                                                     -------------------------------------------------------
    At end of Period                                                     682             646             682             646
----------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
  Investments
    At beginning of period                                                13              28              16              33
    Unrealized loss on investments (b)                                   (18)             (2)            (21)             (7)
                                                                     -------------------------------------------------------
    At end of period                                                      (5)             26              (5)             26

  Derivative Instruments
    At beginning of period (c)                                            (4)              1             (12)             21
    Unrealized gain (loss) on derivative instruments (b)                  --             (11)              5             (24)
    Reclassification adjustments included in net income (b)                1              --               4              (7)
                                                                     -------------------------------------------------------
    At end of period                                                      (3)            (10)             (3)            (10)
----------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                                 467             519             441             486
  Net income                                                             124              45             216             153
  Cash dividends declared- Common Stock                                 (100)            (30)           (154)            (96)
  Cash dividends declared- Preferred Stock                                --              (1)             (1)             (1)
  Preferred securities distributions                                     (11)             (9)            (22)            (18)
                                                                     -------------------------------------------------------
    At end of period                                                     480             524             480             524
----------------------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                    $ 1,995         $ 2,027         $ 1,995         $ 2,027
============================================================================================================================

(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)  Disclosure of Comprehensive Income:
     Other comprehensive income
       Investments
         Unrealized loss on investments, net of tax of
           $10, $1, $12 and $4, respectively                         $   (18)        $    (2)        $   (21)        $    (7)
       Derivative Instruments
         Unrealized gain (loss) on derivative instruments,
           net of tax of $-, $6, $3 and $13, respectively                 --             (11)              5             (24)
         Reclassification adjustments included in net income,
           net of tax of $1, $-, $2  and $4, respectively                  1              --               4              (7)

     Net income                                                          124              45             216             153
                                                                     -------------------------------------------------------

     Total Comprehensive Income                                      $   107         $    32         $   204         $   115
                                                                     =======================================================

(c) Six Months Ended 2001 is the cumulative effect of change in accounting principle, net of $(11) tax (Note 1)

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

CONSUMERS

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CONSUMERS' ENERGY COMPANY'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONTROLS AND PROCEDURES

DISCLOSURE AND INTERNAL CONTROLS: Consumers' CEO and CFO is responsible for establishing and maintaining disclosure controls and procedures. Management, under the direction of its principal executive and financial officers, have evaluated the effectiveness of Consumers' disclosure controls and procedures as of February 17, 2003. Based on these evaluations, Consumers' CEO and CFO has concluded that disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed. There have been no significant changes in Consumers internal controls or in factors that could significantly affect internal controls subsequent to February 17, 2003.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in Consumers' Form 10-K/A for the year ended December 31, 2001. Reference is also made to the Condensed Notes to the Consolidated Financial Statements, in particular Note 2, Uncertainties for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

EMPLOYMENT RETIREMENT INCOME SECURITY ACT CLASS ACTION LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employee's Savings and Incentive Plan (the "Plan"). The two cases, filed in July 2002 in the U.S. District Court, were consolidated by the trial judge. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS Energy and Consumers cannot predict the outcome of this litigation.

SECURITIES CLASS ACTION LAWSUITS: Between May and July 2002, eighteen separate civil lawsuits were filed in the U.S. District Court in connection with round-trip trading, alleging (i) violation of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act") and (ii) violation of
Section 20(a) of the Exchange Act. All suits name Messrs. McCormick and Wright and CMS Energy as defendants. Consumers, Mr. Joos and Ms. Pallas are named as defendants on certain of the suits. The cases will be consolidated into a single lawsuit. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the business and financial condition of CMS Energy and Consumers. These cases will be vigorously defended. CMS Energy and Consumers cannot predict the outcome of this litigation.

ENVIRONMENTAL MATTERS: Consumers, and its subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, Consumers believes that it is unlikely that these actions, individually or in total, will have a material adverse effect on its financial condition. See Consumers' MANAGEMENT'S DISCUSSION AND ANALYSIS; and Consumers' CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      LIST OF EXHIBITS

         (99) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)      REPORTS ON FORM 8-K

During 3rd Quarter 2002, Consumers filed reports of Form 8-K on July 30, 2002 and August 8, 2002 covering matters pursuant to ITEM 5. OTHER EVENTS.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.


                                          CONSUMERS ENERGY COMPANY


                                          By:    /s/  Thomas J. Webb
                                             ---------------------------
                                                 Thomas J. Webb
                                                 Executive Vice President and
                                                 Chief Financial Officer

                        CERTIFICATION OF KENNETH WHIPPLE


I, Kenneth Whipple, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Consumers Energy Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 14, 2003                By:        /s/  Kenneth Whipple
                                              -----------------------------
                                              Kenneth Whipple
                                              Chairman of the Board and
                                              Chief Executive Officer

                         CERTIFICATION OF THOMAS J. WEBB


I, Thomas J. Webb, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Consumers Energy Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 14, 2003                    By:        /s/  Thomas J. Webb
                                                  ------------------------------
                                                  Thomas J. Webb
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                       Description
-------                       -----------

  99                          Certification of CEO and CFO