Form 10-K
period 2002-12-31
CONSUMERS ENERGY CO
filed 2003-03-31
CIK 201533

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

================================================================================

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the transition period from          to
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


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                              Name of Each Exchange
        Registrant                                  Title of Class                             on Which Registered
        ----------                                  --------------                             -----------------------

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

CONSUMERS ENERGY
 COMPANY FINANCING III                9.25% Trust Originated Preferred Securities            New York Stock Exchange

CONSUMERS ENERGY
  COMPANY FINANCING IV                9.00% Trust Originated Preferred Securities            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether Registrant is an accelerated filer (as defined
in Exchange Act Rule 12b-2).  Yes      No  X
                                  ---     ---
As of June 28, 2002 and March 15, 2003, CMS Energy held all voting and non-voting common equity of Consumers.

Documents incorporated by reference: Consumers' information statement relating to the 2003 annual meeting of shareholders to be held May 23, 2003, is incorporated by reference in Part III, except for the organization and compensation committee report and audit committee report contained therein.

================================================================================

                            CONSUMERS ENERGY COMPANY


      Annual Report on Form 10-K to the Securities and Exchange Commission
                      for the Year Ended December 31, 2002


                                TABLE OF CONTENTS

                                                                                                               Page
Glossary        .............................................................................................   3

PART I:

Item  1.        Business.....................................................................................   7
Item  2.        Properties...................................................................................  20
Item  3.        Legal Proceedings............................................................................  20
Item  4.        Submission of Matters to a Vote of Security Holders..........................................  20

PART II:

Item  5.        Market for Consumers' Common Equity and Related Stockholder Matters..........................  21
Item  6.        Selected Financial Data......................................................................  21
Item  7.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...................................................................  21
Item  7A.       Quantitative and Qualitative Disclosures About Market Risk...................................  21
Item  8.        Financial Statements and Supplementary Data..................................................  22
Item  9.        Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure.................................................................... 104

PART III:

Item 10.        Directors and Executive Officers of Consumers................................................ 105
Item 11.        Executive Compensation....................................................................... 105
Item 12.        Security Ownership of Certain Beneficial Owners and Management............................... 105
Item 13.        Certain Relationships and Related Transactions............................................... 105
Item 14.        Controls and Procedures...................................................................... 105

PART IV:

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................. 106

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.


ABATE..................................... Association of Businesses Advocating Tariff Equity
Accumulated Benefit Obligation............ The liabilities of a pension plan based on service and pay to date.
                                           This differs from the Projected
                                           Benefit Obligation that is typically
                                           disclosed in that it does not reflect
                                           expected future salary increases
AEP....................................... American Electric Power Co.
ALJ....................................... Administrative Law Judge
Alliance.................................. Alliance Regional Transmission Organization
AMT....................................... Alternative minimum tax
APB....................................... Accounting Principles Board
APB Opinion No. 25........................ APB Opinion No. 25, "Accounting for Stock Issued to Employees"
APB Opinion No. 30........................ APB Opinion No. 30, "Reporting Results of Operations -- Reporting the
                                           Effects of Disposal of a Segment of a Business"
Arthur Andersen........................... Arthur Andersen, LLP
Articles.................................. Articles of Incorporation
Attorney General.......................... Michigan Attorney General

bcf....................................... Billion cubic feet
Big Rock.................................. Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................ Board of Directors of CMS
Bookouts.................................. Unplanned netting of transactions from multiple contracts
Btu....................................... British thermal unit

CEO....................................... Chief Executive Officer
CFO....................................... Chief Financial Officer
Clean Air Act............................. Federal Clean Air Act, as amended
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock................... Common stock of CMS Energy, par value $.01 per share
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of
                                           Enterprises
CMS Oil and Gas........................... CMS Oil and Gas Company, formerly a subsidiary of Enterprises
Common Stock.............................. All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy
Consumers Campus Holdings................. Consumers Campus Holdings, L.L.C., a wholly owned subsidiary of
                                           Consumers
Consumers Funding......................... Consumers Funding, L.L.C., a special consolidated subsidiary of
                                           Consumers
Consumers Receivables Funding............. Consumers Receivables Funding, L.L.C., a wholly owned subsidiary of
                                           Consumers
Court of Appeals.......................... Michigan Court of Appeals
Customer Choice Act....................... Customer Choice and Electricity Reliability Act, a Michigan statute enacted in
                                           June 2000 that allows all retail customers choice of alternative electric suppliers no later than January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison............................ The Detroit Edison Company, a non-affiliated company
DOE....................................... U.S. Department of Energy
Dow....................................... The Dow Chemical Company, a non-affiliated company
DSM....................................... Demand-side management

EISP...................................... Executive Incentive Separation Plan
EITF...................................... Emerging Issues Task Force
EITF No. 97-4............................. EITF 97-4, "Deregulation of the Pricing of Electricity"
Enterprises............................... CMS Enterprises Company, a subsidiary of CMS Energy
EPA....................................... U. S. Environmental Protection Agency
EPS....................................... Earnings per share
ERISA..................................... Employee Retirement Income Security Act
Ernst & Young............................. Ernst & Young LLP

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

MACT...................................... Maximum Achievable Control Technology
Massachusetts Formula..................... A widely used and FERC accepted method of allocating general and administrative expenses, based on three factors: property, sales and payroll mcf....................................... Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis
METC...................................... Michigan Electric Transmission Company, a former subsidiary of
                                           Consumers Energy, and now an indirect subsidiary of Trans-Elect, Inc.
Michigan Gas Storage...................... Michigan Gas Storage Company, a former subsidiary of Consumers that merged into Consumers in November 2002
MISO...................................... Midwest Independent System Operator
Moody's................................... Moody's Investors Service, Inc.
MPSC...................................... Michigan Public Service Commission
MTH....................................... Michigan Transco Holdings, Limited Partnership
MW........................................ Megawatts

NEIL...................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC....................................... Nuclear Management Company, a Wisconsin company, formed in 1999 by
                                           Northern States Power Company (now Xcel Energy Inc.), Alliant Energy,
                                           Wisconsin Electric Power Company, and Wisconsin Public Service Company to
                                           operate and manage nuclear generating facilities owned by the four utilities
NRC....................................... Nuclear Regulatory Commission
NYMEX..................................... New York Mercantile Exchange

OATT...................................... Open Access Transmission Tariff
OPEB...................................... Postretirement benefit plans other than pensions for retired employees

Palisades................................. Palisades nuclear power plant, owned by Consumers
Panhandle................................. Panhandle Eastern Pipe Line Company, including its subsidiaries
                                           Trunkline, Pan Gas Storage, Panhandle Storage, and Trunkline LNG.
                                           Panhandle is a wholly owned subsidiary of CMS Gas Transmission
PCB....................................... Polychlorinated biphenyl
Pension Plan.............................. The trusteed, non-contributory, defined benefit pension plan of
                                           Panhandle, Consumers and CMS Energy
PJM....................................... Pennsylvania-Jersey-Maryland
PPA....................................... The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990
Price-Anderson Act........................ Price-Anderson Act, enacted in 1957 as an amendment to the Atomic
                                           Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents
PSCR...................................... Power supply cost recovery
PURPA..................................... Public Utility Regulatory Policies Act

RTO....................................... Regional Transmission Organization

SEC....................................... U.S. Securities and Exchange Commission
Securitization............................ A financing authorized by statute in which a MPSC approved flow of revenues from a portion of the rates charged by a utility to its customers is set aside and pledged as security for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility
SERP...................................... Supplemental Executive Retirement Plan
SFAS...................................... Statement of Financial Accounting Standards
SFAS No. 5................................ SFAS No. 5, "Accounting for Contingencies"
SFAS No. 13............................... SFAS No. 13, "Accounting for Leases"
SFAS No. 71............................... SFAS No. 71, "Accounting for the Effects of Certain Types of
                                           Regulation"
SFAS No. 87............................... SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
                                           Than Pensions"
SFAS No. 109.............................. SFAS No. 109, "Accounting for Income Taxes"
SFAS No. 115.............................. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                           Securities"
SFAS No. 121.............................. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
                                           for Long-Lived Assets to be Disposed Of"

SFAS No. 123.............................. SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133.............................. SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                           Activities, as amended and interpreted"
SFAS No. 141.............................. SFAS No. 141, "Business Combinations"
SFAS No. 142.............................. SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.............................. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
                                           Assets"
SFAS No. 145.............................. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
                                           Amendment of FASB Statement No. 13, and Technical Corrections"
SFAS No. 146.............................. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
                                           Activities"
SFAS No. 147.............................. SFAS No. 147, "Acquisitions of Certain Financial Institutions"
SFAS No. 148.............................. SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition
                                           and Disclosure"
Special Committee......................... A special committee of independent directors, established by CMS
                                           Energy's Board of Directors, to investigate matters surrounding round-trip trading
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, but which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation and regulatory assets.
Superfund................................. Comprehensive Environmental Response, Compensation and Liability Act

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

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

CMS ENERGY

    CMS Energy, formed in Michigan in 1987, is an energy holding company operating, through subsidiaries, in the United States and in selected markets around the world. Its two principal subsidiaries are Consumers and Enterprises. Consumers is a public utility that provides natural gas and/or electricity to almost 6 million of Michigan's 10 million residents and serves customers in all 68 of the state's Lower Peninsula counties. Enterprises, through subsidiaries, is engaged in several energy businesses in the United States and in selected international markets.

    In 2002, CMS Energy's consolidated operating revenue was approximately $8.7 billion.

CONSUMERS

    Consumers, formed in Michigan in 1968, is the successor to a corporation organized in Maine in 1910 that conducted business in Michigan from 1915 to 1968. In 1997, Consumers, formerly named Consumers Power Company, changed its name to Consumers Energy Company to better reflect its integrated electricity and gas businesses.

    Consumers' service areas include automotive, metal, chemical, food and wood products and a diversified group of other industries. Consumers' consolidated operations account for a majority of CMS Energy's total assets and income, as well as a substantial portion of its operating revenue. At year-end 2002, Consumers' customer base and operating revenues were as follows:

                                                                   Customers      Operating       2002 vs. 2001
                                                                     Served        Revenue       Operating Revenue
                                                                   (millions)     (millions)   % Increase/(Decrease)
                                                                   ----------     ----------   ---------------------
                    Electric Utility Business....................     1.73           $2,648                     0.57%

                    Gas Utility Business.........................     1.65            1,519                     13.53

                    Other........................................      ---            55(a)                     27.91

                    Total........................................     3.38           $4,222                     5.18%

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

CONSUMERS' ELECTRIC UTILITY OPERATIONS

    Based on the average number of customers, Consumers' electric utility operations, if independent, would be the thirteenth largest electric utility company in the United States. Consumers' electric utility operations include the generation, purchase, distribution and sale of electricity. At year-end 2002, it served customers in 61 of the 68 counties of Michigan's lower peninsula. Principal cities served include Battle Creek, Flint, Grand Rapids, Jackson, Kalamazoo, Midland, Muskegon and Saginaw. Consumers' electric utility customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry. Consumers' electric utility operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

    Consumers' electric utility operations are seasonal. The summer months usually increase demand for electric energy, principally due to the use of air conditioners and other cooling equipment, thereby affecting revenues. In 2002 and 2001, total electric deliveries were 39 billion kWh and 40 billion kWh, respectively. In 2002, electric sales totaled 37 billion kWh and retail open access deliveries totaled 2 billion kWh. In 2001, electric sales totaled 39 billion kWh and retail open access deliveries totaled 1 billion kWh.

     Excluding retail open access loads, Consumers experienced a 2002 summer peak demand of 7,697 MW. In 2002, the winter peak demand was 5,573 MW for the winter 2001-02 period and 5,862 MW for the winter 2002-03 period. In 2002, based on the actual summer peak, Consumers' power reserve, also called a reserve margin, was 20.6 percent compared to 11.1 percent in 2001. Based on its summer 2002 forecast, Consumers carried a 15.0 percent reserve margin. In recent years, Consumers has planned for a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. However, in light of various factors, including the addition of new generating capacity in Michigan and throughout the Midwest region and additional transmission import capability, Consumers is continuing to evaluate the appropriate reserve margin for 2003 and beyond. Currently, Consumers has an estimated reserve margin of approximately 11 percent for summer 2003 or 111 percent of projected summer peak load. Of the 111 percent, approximately 101 percent is met from owned electric generating plants and long-term power purchase contracts and 10 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages.

    Including retail open access loads, Consumers experienced a 2002 summer peak demand of 7,984 MW. Winter peak demand for 2002, including retail open access loads, was 5,694 MW for the winter 2001-02 period and 6,140 MW for the winter 2002-03 period.

    ELECTRIC UTILITY PROPERTIES: At December 31, 2002, Consumers' electric generating system consists of the following:

                                                                                                                    2002 Net
                                                                                          2002 Summer Net          Generation
                                                             Size and Year                  Demonstrated           (Thousands
           Name and Location (Michigan)                    Entering Service               Capability (KWs)          of kWHs)
                                                         --------------------           --------------------     --------------
  Coal Generation

    J H Campbell 1 & 2 -- West Olive................      2 Units, 1962-1967                     615,000            4,406,940
    J H Campbell 3 - West Olive.....................      1 Unit, 1980                           765,140(a)         4,511,713
    D E Karn -- Essexville..........................      2 Units, 1959-1961                     515,000            3,824,249
    B C Cobb -- Muskegon ...........................      2 Units, 1956-1957                     312,000            2,150,510
    J R Whiting -- Erie.............................      3 Units, 1952-1953                     326,000            2,262,509
    J C Weadock -- Essexville.......................      2 Units, 1955-1958                     310,000            2,205,575
                                                                                        --------------------     --------------
  Total coal generation.............................                                           2,843,140           19,361,496
                                                                                        --------------------     --------------

  Oil/Gas Generation
    B C Cobb -- Muskegon............................      3 Units, 1999-2000                     183,000               38,035
    D E Karn -- Essexville..........................      2 Units, 1975-1977                   1,276,000              650,008
                                                                                        --------------------     --------------
  Total oil/gas generation..........................                                           1,459,000              688,043
                                                                                        --------------------     --------------

  Hydroelectric
    Conventional Hydro Generation...................      13 Plants, 1906-1949                    73,540              386,691
    Ludington Pumped Storage........................      6 Units, 1973                          954,700(b)          (486,322)(c)
                                                                                        --------------------     --------------
  Total Hydroelectric...............................                                           1,028,240             (99,631)
                                                                                        --------------------     --------------

  Nuclear Generation
    Palisades -- South Haven........................      1 Unit, 1971                           767,000            6,357,962
                                                                                        --------------------     --------------

  Gas/Oil Combustion Turbine
    Generation......................................      7 Plants, 1966-1971                    346,800(d)            12,743
                                                                                        --------------------     --------------
  Total owned generation............................                                           6,444,180           26,320,613
                                                                                        --------------------     ==============

  Purchased and Interchange Power
    Capacity........................................                                           1,766,180(e)

  Total.............................................                                           8,210,360
                                                                                        ====================

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

(d)  Includes 1.8 MW of distributed diesel generation.

(e)  Includes 1,240 MW of purchased contract capacity from the MCV Facility.

    In 2002, Consumers purchased, through long-term purchase contracts, options, spot market and other seasonal purchases, up to 2,683 MW of net capacity from other power producers, which amounted to 34.9 percent of Consumers' total system requirements, the largest of which was the MCV Partnership.

    A high voltage transmission system interconnects Consumers' electric generating plants at many locations with transmission facilities of unaffiliated systems including those of other utilities in Michigan and Indiana. The interconnections permit a sharing of the reserve capacity of the connected systems. This allows mutual assistance during emergencies and substantially reduces investment in utility plant facilities. Consumers owns: a) 338 miles of high voltage distribution radial lines operating at 120 kilovolts and above; b) 4,159 miles of high voltage distribution overhead lines operating at 23 kilovolts and 46 kilovolts; c) 16 subsurface miles of high voltage distribution underground lines operating at 23 kilovolts and 46 kilovolts; d) 54,681 miles of electric distribution overhead lines; e) 8,201 subsurface miles of underground distribution lines and f) substations having an aggregate transformer capacity of 20,596,240 kilovoltamperes.

    On April 1, 2001, Consumers transferred its investment in electric transmission lines and substations to a wholly owned subsidiary, Michigan Electric Transmission Company (METC). On May 1, 2002, Consumers transferred its interest in METC to a third party, Michigan Transco Holdings, LLC (MTH), and Consumers no longer owns or controls transmission facilities either directly or indirectly. MTH owns the former Consumers transmission assets through a new transmission company called Michigan Electric Transmission Company, LLC. For additional information on the sale of the transmission assets, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- ELECTRIC RATE MATTERS -- TRANSMISSION.

    FUEL SUPPLY: Consumers has four generating plant sites that use coal as a fuel source and that constitute 73.6 percent of its baseload supply, the capacity used to serve a constant level of customer demand. In 2002, these plants produced a combined total of 19,361 million kWhs of electricity and required 9.7 million tons of coal. On December 31, 2002, Consumers' coal inventory amounted to approximately 30 days' supply. For additional information on future sources of coal, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- OTHER ELECTRIC UNCERTAINTIES -- COAL SUPPLY.

    Consumers owns two nuclear power plants, Big Rock, located near Charlevoix, Michigan and Palisades, located near South Haven, Michigan. In 1997, Consumers ceased operating Big Rock. In May 2001, with the approval of the NRC, Consumers transferred its authority to operate Palisades to the Nuclear Management Company
(NMC). The Palisades nuclear fuel supply responsibilities are under the control of NMC acting as agent for Consumers. During 2002, Palisades' net generation was 6,358 million kWhs, constituting 24.2 percent of Consumers' baseload supply. New fuel contracts are being written as NMC Agreements. Consumers/NMC currently have sufficient contracts for uranium concentrates to provide up to 100 percent of its fuel supply requirements for the 2003 and 2004 period. Consumers/NMC also have contracts for conversion services and enrichment services with quantity flexibility ranging up to 100 percent. If spot market prices are below the contract price, NMC will purchase only the minimum amount of nuclear fuel required by the contracts. Conversely, if spot market prices are above the contract prices, Consumers will purchase the maximum amount of nuclear fuel allowed by the contracts to meet its requirements.

    For the spring 2003 refueling outage, Consumers has purchased all of its fuel supply requirements. NMC also has contracts for nuclear fuel services and for fabrication of nuclear fuel assemblies. The fabrication contract for Palisades remains in effect for the next two reloads with options to extend the contract for an additional two reloads. The fuel contracts are with major private industrial suppliers of nuclear fuel and related services and with uranium producers, converters and enrichers who participate in the world nuclear fuel marketplace.

    As shown below, Consumers generates electricity principally from coal and nuclear fuel.

                                                                                 MILLIONS OF KWHS
                                                               -----------------------------------------------------
                POWER GENERATED                                  2002        2001        2000      1999       1998
                ---------------                                ----------  --------    --------  --------   --------
                Coal                                            19,361      19,203      17,926    19,085     17,959
                Nuclear                                          6,358       2,326(a)    5,724     5,105      5,364
                Oil                                                347         331         645       809        520
                Gas                                                354         670         400       441        302
                Hydro                                              387         423         351       365        395
                Net pumped storage                                (486)       (553)       (541)     (476)      (480)
                                                               -------    --------     -------  --------    -------
                Total net generation.......................     26,321      22,400      24,505    25,329     24,060
                                                               =======    ========     =======  ========    =======

----------
         (a) On June 20, 2001, the Palisades reactor was shut down so technicians could inspect a small steam leak on a control rod drive assembly. The defective components were replaced and the plant returned to service on January 21, 2002.

         The cost of all fuels consumed, shown below, fluctuates with the mix of fuel burned.

                                                                             COST PER MILLION BTU
                                                               -------------------------------------------------
               FUEL CONSUMED                                     2002         2001     2000      1999      1998
               -------------                                   -------      -------  -------   -------   -------
               Coal..........................................    $1.34      $  1.38   $ 1.34   $ 1.38    $ 1.45
               Oil...........................................     3.49         4.02     3.30     2.69      2.73
               Gas...........................................     3.98         4.05     4.80     2.74      2.66
               Nuclear ......................................     0.35         0.39     0.45     0.52      0.50
               All Fuels(a)..................................     1.19         1.44     1.27     1.28      1.28

----------
(a) Weighted average fuel costs.

    Pursuant to the Nuclear Waste Policy Act of 1982, the federal government became responsible for the permanent disposal of spent nuclear fuel and high-level radioactive waste by 1998. To date, the DOE has been unable to arrange for storage facilities to meet this obligation and it does not expect that in 2003 it will be able to receive spent nuclear fuel for storage. For additional information on disposal of nuclear fuel see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity, and Consumers is currently storing spent nuclear fuel in NRC-approved steel and concrete vaults, known as "dry casks". Currently, three dry casks are available for future storage. For a discussion relating to the NRC approval of dry casks and Consumers' use of the dry casks, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES -- OTHER ELECTRIC UNCERTAINTIES.

CONSUMERS' GAS UTILITY OPERATIONS

    Based on the average number of customers, Consumers' gas utility operations, if independent, would be the 6th largest gas utility company in the United States. Consumers' gas utility operations purchase, transport, store, distribute and sell natural gas. As of December 31, 2002, it was authorized to provide service in 54 of the 68 counties in Michigan's lower peninsula. Principal cities served include Bay City, Flint, Jackson, Kalamazoo, Lansing, Pontiac and Saginaw, as well as the suburban Detroit area, where nearly 900,000 of the gas customers are located. Consumers' gas utility operations are not dependent upon a single customer, or even a few customers, and the loss of any one or even a few of such customers is not reasonably likely to have a material adverse effect on its financial condition.

    Consumers' gas utility operations are seasonal. Consumers injects natural gas into storage during the summer months of the year for use during the winter months when the demand for natural gas is higher. Peak demand usually occurs in the winter due to colder temperatures and the resulting increased demand for heating fuels. In 2002, total deliveries of natural gas sold by Consumers and by other sellers who deliver natural gas through Consumers' pipeline and distribution network to ultimate customers, including the MCV Partnership, totaled 376.4 bcf.

    Due to prolonged colder than normal weather during the winter months of 2002-2003, Consumers' gas storage fields were drawn down to unexpected and unusually low levels. This caused withdrawal of the entire amount of working storage gas from some fields. As a result, some salt water has entered Consumers' pipelines and distribution lines that may increase future maintenance problems and costs resulting from pipe corrosion.

    GAS UTILITY PROPERTIES: Consumers' gas distribution and transmission system consists of 25,218 miles of distribution mains and 1,624 miles of transmission lines throughout Michigan's lower peninsula. It owns and operates seven compressor stations with a total of 162,000 installed horsepower. Consumers has 14 gas storage fields located across Michigan with an aggregate storage capacity of 330.8 bcf.

    In February 2002, the FERC approved Michigan Gas Storage's application for a declaration of exemption from provisions of the National Gas Act. This allowed Consumers to file with the MPSC for approval to merge with Michigan Gas Storage. The merger was approved and completed in November 2002.

    GAS SUPPLY: Total 2002 purchases included 58 percent from United States producers outside Michigan, 22 percent from Canadian producers and 6 percent from Michigan producers. Authorized suppliers in the permanent gas customer choice pilot program, which started in April 2001, supplied the remaining 14 percent of gas delivered by Consumers.

    Consumers' firm transportation agreements are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P., Trunkline and Panhandle Eastern Pipe Line. Consumers uses these agreements to deliver gas to Michigan for ultimate deliveries to market. In total, Consumers' firm transportation and city gate arrangements are capable of delivering over 95 percent of Consumers' total gas supply requirements. As of December 31, 2002, Consumers' portfolio of firm transportation from pipelines to Michigan is as follows:

                                                                                VOLUME
                                                                           (DEKATHERMS/DAY)           EXPIRATION
                                                                           ----------------      --------------------
               ANR Pipeline Company....................................          84,113          October         2003
               Great Lakes Gas Transmission, L.P.......................          85,092          April           2004
               Trunkline...............................................         336,375          October         2005
               Panhandle Eastern Pipe Line (starting April 1, 2003)....          60,000          October         2003
               ANR Pipeline Company....................................          10,000          December        2002

    Consumers purchases the balance of its required gas supply under firm city gate contracts and as needed, interruptible contracts. The amount of interruptible transportation service and its use varies primarily with the price for such service and the availability and price of the spot supplies being purchased and transported. Consumers' use of interruptible transportation is generally in off-peak summer months and after Consumers has fully utilized the services under the firm transportation agreements.

CONSUMERS REGULATION

     Consumers and its subsidiaries are subject to regulation by various federal, state and local governmental agencies, including those specifically described below.

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

    RATE PROCEEDINGS: In 1996, the MPSC issued an order that established the electric authorized rate of return on common equity at 12.25 percent. In 2002, the MPSC issued an order that established the gas authorized rate of return on common equity at 11.4 percent.

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

    As a result of regulatory changes in the natural gas industry, Consumers transports the natural gas commodity that is sold to some customers by competitors like gas producers, marketers and others. From April 1, 1998, to March 31, 2001, Consumers' implemented a statewide experimental gas customer choice pilot program that allowed up to 300,000 residential, commercial and industrial retail gas sales customers to choose their gas supplier and froze the rates Consumers was permitted to charge for the service of distributing gas to its customers.

    Beginning April 1, 2001, Consumers established a permanent gas customer choice program that allows up to 600,000 of Consumers' gas customers to select an alternative gas commodity supplier. By April 2003, all of Consumers' gas customers will be eligible to select an alternative gas commodity supplier. As of December 31, 2002, 178,000 of Consumers' gas customers had elected an alternate gas commodity supplier. Also on April 1, 2001, pursuant to the permanent gas customer choice program, Consumers returned to a GCR mechanism that allows it to recover from its customers all prudently incurred costs to purchase the natural gas commodity and transport it to Consumers' facilities. For additional information on gas customer choice programs see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FEDERAL ENERGY REGULATORY COMMISSION

    Some of Consumers' gas business is also subject to regulation by FERC, including a blanket transportation tariff pursuant to which Consumers can transport gas in interstate commerce. FERC also regulates certain aspects of Consumers' electric operations including: compliance with FERC accounting rules; wholesale rates; transfers of certain facilities; and corporate mergers and issuance of securities. For a discussion of the effect of certain FERC orders on Consumers, see ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- ELECTRIC BUSINESS OUTLOOK.

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

OTHER REGULATION

    The Secretary of Energy regulates the importation and exportation of natural gas and has delegated various aspects of this jurisdiction to FERC and the DOE's Office of Fossil Fuels. Consumers is also subject to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

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

    Consumers has installed and is currently installing modern emission controls at its electric generating plants and has converted and is converting electric generating units to burn cleaner fuels. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant because of EPA regulations regarding nitrogen oxide and particulate-related emissions. These regulations will require Consumers to make significant capital expenditures. For the preliminary estimates of these capital expenditures to reduce nitrogen oxide-related emissions see NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- UNCERTAINTIES --ELECTRIC CONTINGENCIES.

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

    Consumers has PCB in some of its electrical equipment, as do most electric utilities. During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to the EPA to deal with the remaining materials and is waiting on a response from the EPA.

    Certain environmental regulations affecting Consumers include, but are not limited to, the Clean Air Act Amendments of 1990 and Superfund. Superfund can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous substances that were sent to such site, to share in remediation costs for the site.

    Consumers' current insurance coverage does not extend to certain environmental clean-up costs, such as claims for air pollution, some past PCB contamination and for some long-term storage or disposal of pollutants.

CONSUMERS COMPETITION

ELECTRIC COMPETITION

    Consumers' electric utility business experiences competition, actual and potential, from many sources, both in the wholesale and retail markets, and in electric generation, electric delivery, and retail services.

    In the wholesale electricity markets, Consumers competes with other wholesale suppliers, marketers and brokers. Electric competition in the wholesale markets increased significantly since 1996 due to FERC Order 888. Whereas Consumers is still active in wholesale electricity markets, wholesale for retail transactions by Consumers generated an immaterial amount of Consumers' 2002 revenues from electric utility operations. Consumers does not believe future loss of wholesale for retail sales to be significant.

    A significant increase in retail electric competition is now possible with the passage of the Customer Choice Act and the availability of retail open access. The Customer Choice Act of June 2000 required Consumers to open progressive tiers of its electric customer power supply requirement such that a total of 750 MW was open to competition in 2001. As of January 1, 2002, the Consumer Choice Act also gave all electric customers the right to buy generation service from an alternative electric supplier. The Michigan Public Service Commission has adopted a mechanism pursuant to the Customer Choice Act to provide for recovery of stranded costs. The company cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

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

    For additional information concerning electric competition, see ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- ELECTRIC BUSINESS OUTLOOK.

GAS COMPETITION

    Competition has existed for the past decade, and is likely to increase, in various aspects of Consumers' gas utility business. Competition traditionally comes from alternate fuels and energy sources, such as propane, oil, and electricity. Competition has also been introduced through the gas customer choice program which allows residential, commercial and industrial retail gas sales customers to choose an alternative gas commodity supplier in direct competition with Consumers. Consumers would continue to transport and distribute gas to these customers.

    For additional information concerning gas competition, see ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- GAS BUSINESS OUTLOOK.

    INSURANCE

    Consumers maintains insurance coverage similar to other comparable companies in the same lines of business. The insurance policies are subject to term, conditions, limitations and exclusions that might not fully compensate Consumers for all losses. Furthermore, as Consumers renews its policies it is possible that full insurance coverage may not be obtainable on commercially reasonable terms due to the recent increasingly restrictive insurance markets.

    For additional information regarding Insurance, see ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- OTHER ELECTRIC UNCERTAINTIES -- INSURANCE.

EMPLOYEES

    As of December 31, 2002, Consumers and its subsidiaries had 8,311 full-time equivalent employees of whom 8,238 are full-time employees and 73 full-time equivalent employees associated with the part-time work force. Included in the total are 3,630 full-time operating, maintenance and construction employees of Consumers who are represented by the Utility Workers Union of America. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000 and will continue in full force and effect until June 1, 2005. Consumers is currently negotiating with the Union for a collective bargaining agreement for its Call Center employees.

CONSUMERS FORWARD-LOOKING STATEMENTS CAUTIONARY FACTORS AND UNCERTAINTIES.

UNCERTAINTIES

    Specific uncertainties are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE 2 OF CONSUMERS' NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Certain risks are described in ITEM 7. CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS -- OUTLOOK -- LIQUIDITY AND CAPITAL RESOURCES.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation, if those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements have been and will be made in this Form 10-K and in our other written documents (such as press releases, visual presentations, and securities disclosure documents) and oral presentations (such as analyst conference calls). Such statements are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in our documents or oral presentations, we intend the words "anticipate", "believe", "estimate", "expect", "forecast", "intend", "objective", "plan", "possible", "potential", "project", "projection" and variations of such words and similar expressions to target forward-looking statements that involve risk and uncertainty.

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

    In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, there are numerous factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements. Such factors include our inability to predict and/or control:

    -    Achievement of capital expenditure reductions and cost savings;

    - Capital and financial market conditions, including current price of CMS Energy Common Stock and the effect on the Pension Plan, interest rates and availability of financing to CMS Energy, Consumers, Panhandle or any of their affiliates and the energy industry;

    - Market perception of the energy industry, CMS Energy, Consumers, Panhandle or any of their affiliates;

    - CMS Energy's, Consumers', Panhandle's or any of their affiliates' securities ratings;

    -    Ability to successfully access the capital markets;

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

    -    Electric transmission or gas pipeline system constraints;

    - National, regional and local economic, competitive and regulatory conditions and developments;

    - Adverse regulatory or legal decisions, including environmental laws and regulations;

    - Federal regulation of electric sales and transmission of electricity including re-examination by Federal regulators of the market-based sales authorizations by which our affiliates participate in wholesale power markets without price restrictions and proposals by FERC to change the way it currently lets Consumers and other public utilities and natural gas companies interact with each other;

    - Energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems or other developments;

    - Nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage;

    -    Technological developments in energy production, delivery and usage;

    -    Changes in financial or regulatory accounting principles or policies;

    - Outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims;

    - Disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds;

    - Other business or investment considerations that may be disclosed from time to time in CMS Energy's, Consumers' or Panhandle's SEC filings or in other publicly disseminated written documents; and

    - Other uncertainties, which are difficult to predict and many of which are beyond our control.

    Consumers and its affiliates undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Private Securities Litigation Reform Act should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures. Certain risk factors are detailed from time to time in our various public filings. You are advised, however to consult any further disclosures we make on related subjects in our reports to the SEC. In particular, you should read the discussion in the section entitled "Forward-Looking Statements and Risk Factors" in our most recent reports to the SEC on Form 10-Q or Form 8-K filed subsequent to this Form 10-K.

EXECUTIVE OFFICERS

    NAME                                               AGE                      POSITION                           PERIOD
    ----                                               ---                      --------                           ------
    Kenneth Whipple.................................   68       Chairman of the Board, Chief Executive          2002-Present
                                                                Officer of CMS Energy
                                                                Chairman of the Board, Chief Executive          2002-Present
                                                                Officer of Consumers
                                                                Chairman of the Board of Enterprises            2002-Present
                                                                Director of CMS Energy                          1993-Present
                                                                Director of Consumers                           1993-Present
                                                                Chairman and Chief Executive Officer of
                                                                Ford Credit Company                             1997-1999
                                                                Executive Vice President and President of       1989-1999
                                                                Ford Financial Services Group

    S. Kinnie Smith, Jr. ...........................   72       Vice Chairman of the Board of CMS Enterprises   2003-Present
                                                                Vice Chairman of the Board and General          2002-Present
                                                                Counsel of CMS Energy
                                                                Vice Chairman of the Board of Consumers         2002-Present
                                                                Executive Vice President of Enterprises         2002-Present
                                                                Director of CMS Energy                          2002-Present
                                                                Director of Consumers                           2002-Present
                                                                Vice Chairman of Trans-Elect, Inc.              2002
                                                                Senior Counsel at Skadden, Arps, Slate,         1995-2002
                                                                Meagher & Flom LLP

    David W. Joos...................................   49       Chairman of the Board and Chief Executive       2003-Present
                                                                Officer of CMS Enterprises
                                                                President and Chief Operating Officer of        2001-Present
                                                                CMS Energy
                                                                President and Chief Operating Officer           2001-Present
                                                                of Consumers
                                                                President and Chief Operating Officer of        2001-2003
                                                                CMS Enterprises
                                                                Director of CMS Energy                          2001-Present
                                                                Director of Consumers                           2001-Present
                                                                Executive Vice President and Chief Operating    2000-2001
                                                                Officer -- Electric of Enterprises
                                                                Executive Vice President and Chief Operating    2000-2001
                                                                Officer -- Electric of CMS Energy
                                                                Executive Vice President and President and      1997-2001
                                                                Chief Executive Officer -- Electric of
                                                                Consumers

    Thomas J. Webb..................................   50       Executive Vice President and Chief Financial    2002-Present
                                                                Officer of CMS Energy
                                                                Executive Vice President and Chief Financial    2002-Present
                                                                Officer of Consumers
                                                                Executive Vice President and Chief Financial    2002-Present
                                                                Officer of Enterprises
                                                                Executive Vice President and Chief Financial    2002-Present
                                                                Officer of Panhandle Eastern Pipe Line
                                                                Executive Vice President and Chief Financial    1999-2002
                                                                Officer of Kellogg Company
                                                                Vice President and Chief Financial Officer of   1996-1999
                                                                Visteon, a division of Ford Motor Company

    Thomas W. Elward................................   54       President and Chief Operating Officer of        2003-Present
                                                                CMS Enterprises
                                                                President and Chief Executive Officer of        2002-Present
                                                                CMS Generation Company
                                                                Senior Vice President of CMS Enterprises        2002
                                                                Senior Vice President of CMS Generation         1998
                                                                Company


    NAME                                               AGE                      POSITION                           PERIOD
    ----                                               ---                      --------                           ------
    Carl L. English.................................   56       Executive Vice President and President and      1999-Present
                                                                Chief Executive Officer -- Gas of Consumers
                                                                Vice President of Consumers                     1990-1999

    John G. Russell**...............................   45       Executive Vice President and President and      2001-Present
                                                                Chief Executive Officer - Electric of
                                                                Consumers
                                                                Senior Vice President of Consumers              2000-2001
                                                                Vice President of Consumers                     1999-2000

    John F. Drake..................................   54        Senior Vice President of CMS Enterprises        2003-Present
                                                                Senior Vice President of CMS Energy             2002-Present
                                                                Senior Vice President of Consumers              2002-Present
                                                                Vice President of CMS Energy                    1997-2002
                                                                Vice President of Consumers                     1998-2002

    David G. Mengebier*.............................   45       Senior Vice President of CMS Enterprises        2003-Present
                                                                Senior Vice President of CMS Energy             2001-Present
                                                                Senior Vice President of Consumers              2001-Present
                                                                Vice President of CMS Energy                    1999-2001
                                                                Vice President of Consumers                     1999-2001

    Robert A. Fenech................................   55       Senior Vice President of Consumers              1997-Present
                                                                Vice President of Consumers                     1994-1997

    Preston D. Hopper...............................    52      Senior Vice President of CMS Enterprises        2003-Present
                                                                Senior Vice President of CMS Energy             2003-Present
                                                                Senior Vice President of Consumers              2003-Present
                                                                Senior Vice President and Chief Accounting      1997-2003
                                                                Officer of Enterprises
                                                                Senior Vice President, Chief Accounting         1996-2003
                                                                Officer and Controller of CMS Energy
                                                                Senior Vice President and Controller of         1996-1997
                                                                Enterprises

    Frank Johnson...................................   55       Senior Vice President of Consumers              2001-Present
                                                                President and Chief Executive Officer of CMS    2000-2002
                                                                Electric and Gas
                                                                Vice President and Chief Operating Officer of   2000
                                                                CMS Electric and Gas
                                                                Vice President of CMS Electric and Gas          1996-2000

    David A. Mikelonis..............................   54       Senior Vice President and General Counsel of    1988-Present
                                                                Consumers

    Paul N. Preketes................................   53       Senior Vice President of Consumers              1999-Present
                                                                Vice President of Consumers                     1994-1999

    Glenn P. Barba..................................   37       Vice President and Chief Accounting
                                                                Officer of CMS Enterprises                      2003-Present
                                                                Vice President, Controller and Chief            2003-Present
                                                                Accounting Officer of CMS Energy
                                                                Vice President, Controller and Chief            2003-Present
                                                                Accounting Officer of Consumers
                                                                Vice President and Controller of Consumers      2001-2003
                                                                Controller of CMS Generation                    1997-2001

---------

* Mr. Mengebier has served as Senior Vice President of CMS Energy and Consumers since 2001, after receiving a promotion from his position in both companies as Vice President, which he had held since 1999. From 1997 to 1999, Mr. Mengebier served as Executive Director of Federal Governmental Affairs for CMS Enterprises.

** Mr. Russell has served as Executive Vice President and President and Chief Executive Officer - Electric of Consumers since October 2001. From December 2000 until October 2001, Mr. Russell served as Senior Vice President of Consumers. From October 1999 until December 2000, Mr. Russell served as Vice President of Consumers. From July 1997 until October 1999, Mr. Russell served as Manager -- Electric Customer Operations of Consumers.

    There are no family relationships among executive officers and directors of Consumers.

    The present term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of Consumers (scheduled to be held on May 23, 2003).

                               ITEM 2. PROPERTIES.

    A description of Consumers' properties is contained in ITEM 1. BUSINESS -- Consumers -- Consumers Properties -- General; BUSINESS -- BUSINESS SEGMENTS -- Consumers' Electric Utility Operations -- Electric Utility Properties; Consumers' Gas Utility Operations -- Gas Utility Properties--all of which are incorporated by reference herein.


                            ITEM 3. LEGAL PROCEEDINGS

    Consumers and some of its subsidiaries and affiliates are parties to certain routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing. Reference is made to ITEM 1. BUSINESS -- CONSUMERS REGULATION, as well as ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS and Consumers' ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included herein for additional information regarding various pending administrative and judicial proceedings involving regulatory, operating and environmental matters.

EMPLOYMENT RETIREMENT INCOME SECURITY ACT CLASS ACTION LAWSUITS

Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employee's Savings and Incentive Plan (the "Plan"). The two cases, filed in July 2002 in the U.S. District Court, were consolidated by the trial judge and an amended consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. The cases have been consolidated into a single lawsuit and an amended and consolidated complaint is due to be filed by May 1, 2003. CMS Energy and Consumers intend to vigorously defend against this action. Consumers cannot predict the outcome of this litigation.

    ENVIRONMENTAL MATTERS: Consumers and its subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, Consumers believes that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS; and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of 2002, Consumers did not submit any matters to vote of security holders.

                                     PART II

             ITEM 5. MARKET FOR CONSUMERS' COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS.

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. In February, May, June, November and December 2002, Consumers paid $55 million, $43 million, $56 million, $52 million and $25 million in cash dividends, respectively, on its common stock. In February, May, August, and November 2001, Consumers paid $66 million, $30 million, $39 million and $55 million in cash dividends, respectively, on its common stock. Pursuant to restrictive covenants in its debt facilities, Consumers is limited to dividend payments that will not exceed $300 million in any calendar year.


                        ITEM 6. SELECTED FINANCIAL DATA.

Selected financial information is contained in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- CONSUMERS' SELECTED FINANCIAL INFORMATION, which is incorporated by reference herein.


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


                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk is contained in ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSUMERS' MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES - ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS AND MARKET RISK INFORMATION, which is incorporated by reference herein.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements:                                                             Page
                                                                                           ----

CONSUMERS ENERGY

Selected Financial Information..........................................................    24
Management's Discussion and Analysis....................................................    25
Consolidated Statements of Income.......................................................    51
Consolidated Statements of Cash Flows...................................................    52
Consolidated Balance Sheets.............................................................    53
Consolidated Statements of Long-Term Debt...............................................    55
Consolidated Statements of Preferred Stock..............................................    56
Consolidated Statements of Common Stockholder's Equity..................................    57
Notes to Consolidated Financial Statements..............................................    59
Reports of Independent Auditors.........................................................    100
Quarterly Financial Information.........................................................    103

[CONSUMERS ENERGY LOGO]














                            2002 FINANCIAL STATEMENTS

SELECTED FINANCIAL INFORMATION                          CONSUMERS ENERGY COMPANY

                                                            2002        2001        2000         1999        1998
-----------------------------------------------------------------------------------------------------------------
Operating revenue (in millions)                   ($)      4,222       4,014       3,935        3,874       3,709

Income before cumulative effect of change
  in accounting principle (in millions)           ($)        363         199         284          340         306

Net income (in millions) (b)                      ($)        381         188         284          340         349

Net income available to common
 stockholder (in millions)                        ($)        335         145         248          313         312

Cash from operations (in millions)                ($)        769         518         515          791         637

Capital expenditures, excluding capital
 lease additions and DSM (in millions)            ($)        559         745         498          444         369

Total assets (in millions)                        ($)      8,700       8,321       7,776        7,170       7,163

Long-term debt, excluding current
 maturities (in millions)                         ($)      2,442       2,472       2,110        2,006       2,007

Non-current portion of capital
 leases (in millions)                             ($)        116          72          49           85         100

Total preferred stock (in millions)               ($)         44          44          44           44         238

Total preferred securities (in millions)          ($)        490         520         395          395         220

Number of preferred shareholders at year-end               2,132       2,220       2,365        2,534       5,649

Book value per common share at year-end           ($)      22.46       22.81       23.85        23.87       21.94

Return on average common equity                   (%)       17.6         7.4        12.4         16.2        17.5

Return on average assets                          (%)        5.9         3.9         5.4          6.4         6.6
Number of full-time equivalent
 employees at year-end (d)
   Consumers                                               8,547       8,477       8,748        8,736       8,456
   Michigan Gas Storage (c)                                    -          62          57           63          65

ELECTRIC STATISTICS
   Sales (billions of kWh)                                  39.3        39.6        41.0         41.0        40.0
   Customers (in thousands)                                1,734       1,712       1,691        1,665       1,640
   Average sales rate per kWh                 (cents)       6.88        6.65        6.56         6.54        6.50

GAS STATISTICS
   Sales and transportation deliveries (bcf)                 376         367         410          389         360
   Customers (in thousands) (a)                            1,652       1,630       1,611        1,584       1,558
   Average sales rate per mcf                     ($)       5.67        5.34        4.39         4.52        4.56
-----------------------------------------------------------------------------------------------------------------

    (a) Excludes off-system transportation customers.
    (b) See Notes 1 and 2 in the notes to the consolidated financial statements.
    (c) Effective November 2002, Michigan Storage Company was merged into Consumers.
    (d) Includes employees on workers compensation and temporary employees at December 31, 2002.

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Consumers, a subsidiary of CMS Energy, a holding company, is an electric and gas utility company that provides service to customers in Michigan's Lower Peninsula. Consumers' customer base includes a mix of residential, commercial and diversified industrial customers, the largest segment of which is the automotive industry.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This MD&A refers to, and in some sections specifically incorporates by reference, Consumers' Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Annual Report and other written and oral statements that Consumers may make contain forward--looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intentions with the use of the words, "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of this Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors" and in various public filings it periodically makes with the SEC. Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' business and financial outlook. This Annual Report also describes material contingencies in Consumers' Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes. All note references within this MD&A refer to Consumers' Notes to Consolidated Financial Statements.

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

USE OF ESTIMATES IN ACCOUNTING FOR CONTINGENCIES

The principles in SFAS No. 5 guide the recording of estimated liabilities for contingencies within the financial statements. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when a current event has caused a probable future loss payment of an amount that can be reasonably estimated. Consumers has used this accounting principle to record or disclose estimated liabilities for the following significant events.

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects to incur significant costs for future environmental compliance, especially compliance with clean air laws.

                                                        Consumers Energy Company


The EPA has issued final regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of December 31, 2002, Consumers has incurred $405 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the standards. These and other required environmental expenditures, if not recovered in Consumers' rates, may have a material adverse effect upon Consumers' financial condition and results of operations. For further information see Note 2, Uncertainties, "Electric Contingencies - Electric Environmental Matters."

GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will incur investigation and remedial action costs at a number of sites. Consumers estimates the costs for 23 former manufactured gas plant sites will be between $82 million and $113 million, using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. These estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between three and seven percent. Consumers expects to recover a significant portion of these costs through MPSC-approved rates charged to its customers. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could change the remedial action costs for the sites. For further information see Note 2, Uncertainties, "Gas Contingencies - Gas Environmental Matters."

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Consumers has not been allowed full recovery of the capacity charges in rates. After September 2007, the PPA's terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At December 31, 2002, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $34 million, $50 million and $64 million, respectively. The PPA liability is expected to be depleted in late 2004.

In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1, 1999, that addressed, among other things, the ability of the MCV Partnership to count modifications increasing the capacity of the existing MCV Facility for purposes of computing the availability of contract capacity under the PPA for billing purposes. That settlement agreement capped availability payments that may be billed by the MCV Partnership at a 98.5 percent level.

When Consumers returns, as expected, to unfrozen rates beginning in 2004, Consumers will recover from customers, on-peak and off-peak capacity, so long as availability does not exceed an average 88.7 percent established in previous MPSC orders. For availability payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                        Consumers Energy Company

                                                                                                      In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                        2003      2004      2005     2006     2007
-------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                      $37      $36       $36       $36      $25
===================================================================================================================

It is currently estimated that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted.

For further information see Note 2, Uncertainties, "Other Electric Uncertainties
- The Midland Cogeneration Venture."

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS AND MARKET RISK INFORMATION

DERIVATIVE INSTRUMENTS: Consumers uses SFAS No. 133 criteria to determine which contracts must be accounted for as derivative instruments. These rules, however, are numerous and complex. As a result, significant judgment is required, and similar contracts can sometimes be accounted for differently.

Consumers currently accounts for the following contracts as derivative instruments: interest rate swaps, certain electric call options, fixed priced weather-based gas supply call options and fixed price gas supply put options. Consumers does not account for the following contracts as derivative instruments: electric capacity and energy contracts, gas supply contracts without embedded options, coal and nuclear fuel supply contracts, and purchase orders for numerous supply items.

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

In order to fair value the contracts that are accounted for as derivative instruments, Consumers uses a combination of market quoted prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. At December 31, 2002, Consumers assumed a market-based interest rate of 4.5 percent and a volatility rate of 70 percent in calculating the fair value of its electric call options.

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

                                                        Consumers Energy Company


early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

FINANCIAL INSTRUMENTS: Consumers accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. In 2002, Consumers determined that the decline in value related to its investment in CMS Energy Common Stock was other than temporary as the fair value was below the cost basis for a period greater than six months. As a result, Consumers recognized a loss on its investment in CMS Energy Common Stock through earnings of $12 million in the fourth quarter of 2002. As of December 31, 2002, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $22 million; as of March 14, 2003 the fair value was $8 million. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

MARKET RISK INFORMATION: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of certain business unit managers. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

Consumers uses various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that an opposite movement in the value of the at-risk item would offset any losses incurred on the contracts. Contracts used to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. Consumers enters into all risk management contracts for purposes other than trading.

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

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate financing and variable-rate financing, and from interest rate swap agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of December 31, 2002, Consumers had outstanding $1.268 billion of variable-rate financing, including variable-rate swaps. At December 31, 2002, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' before tax earnings exposure on its variable-rate financing would be $2 million. As of December 31, 2002,

                                                        Consumers Energy Company


Consumers had entered into floating-to-fixed interest rate swap agreements for a notional amount of $75 million. These swaps exchange variable-rate interest payment obligations for fixed-rate interest payment obligations in order to minimize the impact of potential adverse interest rate changes. As of December 31, 2002, Consumers had outstanding fixed-rate financing, including fixed-rate swaps, of $2.760 billion, with a fair value of $2.677 billion. As of December 31, 2002, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $137 million to the fair value of these instruments if it had to refinance all of its fixed-rate financing. As discussed below in Electric Business Outlook -- Securitization, Consumers has filed an application with the MPSC to securitize certain costs. If approved, Consumers will use the proceeds from the securitization for refinancing or retirement of debt, which could include a portion of its current fixed-rate financing. Consumers does not believe that any adverse change in debt price and interest rates would have a material adverse effect on either its consolidated financial position, results of operation or cash flows.

COMMODITY MARKET RISK: For purposes other than trading, Consumers enters into electric call options, fixed price gas supply contracts containing embedded put options, fixed priced weather-based gas supply call options and fixed priced gas supply put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The gas supply contracts containing embedded put options, the weather-based gas supply call options, and the gas supply put options are used to purchase reasonably priced gas supply.

As of December 31, 2002, the fair value based on quoted future market prices of electricity-related call option contracts was $9 million. At December 31, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million. As of December 31, 2002, Consumers had incurred $37 million, of premiums for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of December 31, 2002, the fair value based on quoted future market prices of gas supply-related call and put option contracts was $1 million. At December 31, 2002, a hypothetical 10 percent adverse change in market prices would be immaterial.

EQUITY SECURITY PRICE RISK: Consumers owns less than 20 percent of the outstanding shares of CMS Energy Common Stock. Consumers recognized a loss on this investment through earnings of $12 million in the fourth quarter of 2002, because the loss was other than temporary as the fair value was below the cost basis for a period greater than six months. As of December 31, 2002, Consumers held 2.4 million shares of CMS Energy Common stock at a fair value of $22 million, as of March 14, 2003 the fair value was $8 million. Consumers believes that any further adverse change in the market price of this investment would not have a material effect on its consolidated financial position, results of operation or cash flows.

For further information on market risk and derivative activities, see Note 5, Financial and Derivative Instruments.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity would normally expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to later be refunded

                                                        Consumers Energy Company


to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of December 31, 2002, Consumers had $1.072 billion recorded as regulatory assets and $313 million recorded as regulatory liabilities.

In March 1999, Consumers received MPSC electric restructuring orders which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market-based rates for its electric customers. Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 will have no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business on a prospective basis, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143.

ACCOUNTING FOR PENSION AND OPEB

Consumers provides postretirement benefits under its Pension Plan, and postretirement health and life benefits under its OPEB plans to substantially all its retired employees. Consumers uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. The Pension Plan includes amounts for employees of CMS Energy and non-utility affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan will be transferred with the sale of Panhandle. At the closing of the sale, none of the employees of Panhandle will be eligible to accrue additional benefits. The Pension Plan will retain pension payment obligations for Panhandle employees that are vested under the Pension Plan. Consumers does not expect the impact to be material.

Pension and OPEB plan assets, net of contributions, have been reduced in value from the previous year due to the downturn in the equities market, and a decrease in the price of CMS Energy Common Stock. As a result, Consumers expects to see an increase in pension and OPEB expense levels over the next several years unless investment performance of plan assets improves. Consumers anticipates its allocated share of pension expense to rise in 2003 by approximately $11 million over 2002 expenses. OPEB expenses in 2003 are anticipated to stay the same as 2002 expenses. For pension expense, this increase is due to a downturn in value of pension assets during the past two years, forecasted increases in pay and added service, and a decline in the interest rate used to value the liability of the plan. Estimated 2003 OPEB expenses, remained the same as 2002 due to additional required contributions from retirees and increases in mail-order prescription copays. Under the OPEB plans' assumptions, health care costs increase at a slower rate from current levels through 2010; however, Consumers cannot predict the impact that future health care costs and interest rates or market returns will have on pension and OPEB expense in the future. As of January 2002, OPEB plan claims are paid from the VEBA Trusts.

                                                        Consumers Energy Company


The recent significant downturn in the equities markets has affected the value of the Pension Plan assets. The Pension Plan's Accumulated Benefit Obligation exceeded the value of these assets at December 31, 2002, and as a result, Consumers and the other participants were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. The fair value of the Pension Plan assets at December 31, 2002 was $607 million, including CMS Energy Common Stock which had a market value of $49 million based on a market price of $9.44. As of March 14, 2003, the market value of CMS Energy Common Stock in the Pension Plan was $18 million based on a share price of $3.52. As of December 31, 2002, the Accumulated Benefit Obligation was estimated at $1.055 billion and the additional minimum liability was $426 million. Consumers was allocated $325 million of the additional minimum liability, of which $40 million was recorded as an intangible asset, and $285 million was charged to other comprehensive income ($185 million after-tax).

At December 31, 2002, the balance of the OPEB plan's assets was $465 million. This amount consists primarily of stocks and bonds, including CMS Energy Common Stock of $1.3 million, based on a share price of $9.44. As of March 14, 2003, the market value of CMS Energy Common Stock in the OPEB plan's assets was $0.5 million, based on a share price of $3.52.

During 2002, Consumers' portion of contributions made to the plans' trust accounts was $120 million. This amount represents $47 million of pension related benefits and $73 million of postretirement health care and life insurance benefits. Consumers expects similar contributions for postretirement health care and life insurance benefits will be made in 2003, 2004, and 2005. The investment performance returns and declining discount rates have increased the underfunding of the Pension Plan, net of benefit obligations, from $350 million at December 31, 2001 to $649 million at December 31, 2002. Because of the recent rise in the underfunded status of the Pension Plan, based on actuarial assumptions, Consumers expects to make cash contributions to the Pension Plan which approximates $158 million, $209 million, and $24 million in 2003, 2004, and 2005, respectively. However, if necessary to increase liquidity, Consumers would postpone the 2003 contribution.

Consumers' expense for the Pension Plan approximated $25 million and $17 million for the years ended December 31, 2002 and December 31, 2001, respectively, and is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on the Pension Plan assets of 8.75 percent in 2002 and 9.75 percent in 2001.

Lowering the expected long-term rate of return on the Pension Plan assets by
0.25 percent (from 8.75 percent to 8.5 percent) would have increased pension expense for fiscal 2002 by approximately $3 million. Lowering the discount rate by 0.25 percent would have increased pension expense for fiscal 2002 by approximately $2 million.

Consumers estimates pension expense will approximate $36 million, $42 million and $48 million in fiscal 2003, fiscal 2004 and fiscal 2005, respectively. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Pension Plan.

Consumers bases the determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a 5-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a 5-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

Due to the unfavorable performance of the equity markets, as of December 31, 2002, Consumers had

                                                        Consumers Energy Company

cumulative losses of approximately $205 million that remain to be recognized in the calculation of the market-related value of assets. These unrecognized net actuarial losses result in increases in future pension expense depending on several factors, including whether such losses at each measurement date exceed the corridor in accordance with SFAS No.87.

Consumers has announced changes to the Pension Plan. Employees hired on or after July 1, 2003 will be covered by the cash balance plan section of the plan currently being used. Under the cash balance plan, an employee's retirement account is credited annually with a percentage of their salary and any amounts that are vested are portable when an employee leaves the company. In addition, the method used to convert an employee's benefit to a lump sum payment is being changed. Employees who elect the lump sum payment option will no longer receive an early retirement subsidy. As a result, employees who choose the lump sum payment option, and retire before age 65, will receive lower lump sum payments.

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

In order to keep health care benefits and costs competitive, Consumers has announced several changes to the Health Care Plan. These changes were effective January 1, 2003. The most significant change is that Consumers' future increases in health care costs will be shared with salaried employees. The salaried retirees health care plan has also been amended. Pre-Medicare retirees now elect coverage from four different levels of coverage, with the two best coverage options requiring premium contributions. These plans also coordinate benefits under a maintenance of benefits provision to reduce claims cost for Consumers. Mail-order prescription copays have also been increased for all salaried retirees.

For detailed information on postretirement benefits see Note 7, Retirement Benefits.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape with all contaminated equipment and material removed and disposed of in a licensed burial facility and the site released for unrestricted use. A March 1999 MPSC order provided for fully funding the decommissioning trust funds for both sites. The order set the annual decommissioning surcharge for the Palisades decommissioning at $6 million a year. Consumers estimates that at the time of the decommissioning of Palisades, its decommissioning trust fund will be fully funded. Earnings assumptions are that the trust funds are invested in equities and fixed income investments, equities will be converted to fixed income investments during decommissioning and fixed income investments are converted to cash as needed. Decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These costs estimates use various inflation rates for labor, non-labor, and contaminated equipment disposal costs.

On December 31, 2000, the Big Rock trust fund was considered fully funded. A portion of its current decommissioning cost is due to the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary but for the failure of the DOE to take possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. If the litigation, that was commenced in the fourth quarter of 2002, against the DOE is successful, Consumers anticipates future recoveries from the DOE to

                                                        Consumers Energy Company


defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law.

On March 26, 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumers Federation filed a complaint with the MPSC that asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning the recovery of costs associated with spent nuclear fuel storage and disposal. The complaint alleges that the rates of Consumers Energy, The Detroit Edison Company, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation are unjust and unreasonable with respect to the recovery of costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief, including the establishing of external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures to assure that adequate funds are available for the storage and disposal of spent nuclear fuel. Consumers has not had an opportunity to review the complaint in detail.

The funds provided by the trusts and additional funds from DOE litigation are expected to fully fund the decommissioning costs. Variance from trust earnings, a lesser recovery of costs from the DOE, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites.

RELATED PARTY TRANSACTIONS

Consumers enters into a number of significant transactions with related parties. These transactions include the purchase of capacity and energy from the MCV Partnership and from affiliates of Enterprises, the purchase of electricity and gas supply from CMS MST, the sale of electricity to CMS MST, the purchase of gas transportation from CMS Bay Area Pipeline, L.L.C., the purchase of gas transportation from Trunkline, a subsidiary of Panhandle, the payment of parent company overhead costs to CMS Energy, the sale, storage and transportation of natural gas and other services to the MCV Partnership, and an investment in CMS Energy Common Stock.

Transactions involving CMS Energy and its affiliates and the sale, storage and transportation of natural gas and other services to the MCV Partnership are based on regulated prices, market prices or competitive bidding. Transactions involving the power supply purchases from the MCV Partnership, and certain affiliates of Enterprises, are based upon avoided costs under PURPA and competitive bidding; and the payment of parent company overhead costs to CMS Energy are based upon use or accepted industry allocation methodologies.

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

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                   2002      2001    Change       2001      2000      Change
-------------------------------------------------------------------------------------------------------------------
Net income available to common stockholder                $335      $145      $190       $145      $248      $(103)
===================================================================================================================

2002 COMPARED TO 2001: For 2002, Consumers' net income available to the common stockholder totaled $335 million, an increase of $190 million from the previous year. The earnings increase reflects the after-tax benefit of decreased electric power costs of $85 million from 2001. This reduction in power costs was primarily due to the need to purchase higher replacement power resulting from a refueling outage and an unscheduled forced outage at Palisades in 2001. This reduction in power costs also can be attributed to the lower price of power options and dispatchable capacity contracts purchased for 2002. The increase in earnings also reflects the after-tax $26 million gain from the May 2002 sale of Consumers' electric transmission system to MTH, an after-tax $5 million gain from the sale of an unused nuclear plant reactor head, along with a $25 million benefit, which includes an after-tax cumulative effect of accounting change of $18 million, associated with the fair value of certain long-term gas contracts held by the MCV Partnership. The fair value of these contracts is adjusted, through earnings, on a quarterly basis in accordance with SFAS No. 133. Earnings also increased as a result of an after-tax $11 million adjustment to its electric call option and option like contracts that was booked in 2001, as a result of the implementation of SFAS No. 133. For

                                                        Consumers Energy Company


further information on SFAS No. 133, see Note 5, Financial and Derivative Instruments. Increased electric deliveries to the higher margin residential and commercial sectors contributed an additional after-tax benefit of $27 million. Also, contributing to the earnings increase is an after-tax benefit of $16 million due to the interim and final gas rate orders issued in 2001 and 2002. Offsetting these increases is a $9 million decrease resulting from the recognition of a historic, cumulative 4 bcf loss of natural gas from inventory.

2001 COMPARED TO 2000: For 2001, Consumers' net income available to the common stockholder totaled $145 million, a decrease of $103 million from the previous year. The earnings decrease reflects significantly increased operating expense in 2001, primarily $59 million of after-tax costs for replacement power supply costs due to a six month unscheduled outage at the Palisades Plant. Net income in 2001 was also adversely impacted by $11 million to reflect a change in accounting for certain electric call option contracts under SFAS No. 133. In addition, 2001 earnings decreased due to the impact of reduced gas deliveries resulting from milder temperatures during both the first quarter and fourth quarter heating seasons. Gas delivery revenues were also adversely impacted as a result of warmer temperatures compared to the 2000 heating season and a reduction due to the year-long impact of an economic slowdown in 2001, throughout Michigan. Also contributing to this earnings decrease is the fact that 2001 reflects a full year impact of a five percent electric residential rate decrease that was implemented to comply with the Customer Choice Act.

For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                   2002      2001    Change    2001       2000        Change
-------------------------------------------------------------------------------------------------------------------
Net income available to common stockholder                $264      $109      $155    $109       $199         $(90)
===================================================================================================================

Reasons for the change:

Electric deliveries                                                           $ 41                           $  19
Power supply costs and related revenue                                         120                            (109)
Rate decrease                                                                   -                              (35)
Other operating expenses and non-commodity revenue                               5                              17
Implementation of accounting standard (SFAS No. 133)                            17                             (17)
Gain on asset sales                                                             38                               -
Fixed charges                                                                    9                              (6)
Income taxes                                                                   (75)                             41
                                                         ---------------------------------------------------------

Total change                                                                  $155                           $ (90)
===================================================================================================================

ELECTRIC DELIVERIES: For the year 2002, electric delivery revenues increased by $41 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 39.3 billion kWh, a decrease of 0.3 billion kWh or 0.7 percent from 2001. This reduction in electric deliveries is primarily due to reduced transactions with other utilities and the expiration of wholesale power sales contracts with certain Michigan municipal utilities. Although total deliveries were below the 2001 level, increased deliveries to the higher margin residential and commercial sectors, along with the growth in retail deliveries, more than offset the impact of reduced deliveries to lower margin customers. For the year, Consumers set an all-time monthly sendout record during the month of July, and new monthly hourly peak demand records were set on April 16, 2002, June 25, 2002, September 9, 2002, and October 1, 2002. For the year 2001, electric delivery revenues increased by $19 million from the previous year. Electric deliveries,

                                                        Consumers Energy Company

including transactions with other wholesale market participants and other electric utilities, were 39.6 billion kWh, a decrease of 1.4 billion kWh or 3.5 percent from 2000.

POWER SUPPLY COSTS AND RELATED REVENUE: For the year 2002, power supply costs and related revenues provided a net increase of $120 million from 2001. This net increase was primarily due to reduced purchased power costs resulting from the Palisades plant being returned to service in 2002. In 2001, Consumers purchased higher cost replacement power during the refueling outage that began in March and ended in May and the unscheduled forced outage at Palisades that began in June and ended in January 2002. Also contributing to this decrease in power costs is lower priced power options and dispatchable capacity contracts that were purchased for 2002. For the year 2001, power supply costs and related revenues resulted in a net decrease of $109 million from 2000. This net decrease was primarily due to the need to purchase greater quantities of higher-priced electricity to offset the loss of generation resulting from the Palisades outages mentioned above.

For the years 2002 and 2001 respectively, Consumers purchased and expensed $23 million and $65 million of electric call options to ensure a reliable source of power supply during the summer months. As a result of periodic excess daily capacity, certain call options were sold and the remaining call options were either exercised or expired. Consumers accounted for the costs relating to the expired call options and the income received from the sale of call options, as purchased power supply costs.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUE: For the year 2002, non-commodity revenues increased primarily resulting from increased miscellaneous service revenues. Partially offsetting this increase in revenues, are increased other operating expenses compared to 2001. This increase can be attributed to higher depreciation expense resulting from higher plant in service along with increased operating costs resulting from higher health care expenses, storm restoration expenses, and increased contracted maintenance expenses. For the year 2001, other operating expenses and non-commodity revenues provided a net benefit when compared to 2000. This benefit is primarily due to reduced amortization expense, as permitted by MPSC orders resulting from the Customer Choice Act. Consumers temporarily suspended amortization of the securitized assets pending the issuance of Securitization bonds in November 2001.

IMPLEMENTATION OF ACCOUNTING STANDARD (SFAS No. 133): In 2001, Consumers implemented SFAS No. 133 which provides for derivative and hedge accounting for certain utility industry contracts, particularly electric call option contracts and option-like contracts. After receiving guidance from the FASB, Consumers re-evaluated its electric call option and option-like contracts and determined that these contracts require derivative accounting, and therefore recorded a $17 million pre-tax cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts.

GAIN ON ASSET SALES: For the year 2002, asset sales resulted in a $31 million pretax gain associated with the sale of Consumers' electric transmission system and a $7 million pretax gain on the sale of nuclear equipment from the cancelled Midland project.

INCOME TAXES: For the year 2002, income tax expense increased primarily due to an increase in earnings by the electric utility. Income taxes associated with the transmission system sale reflect a $5 million benefit due to the recognition of the remaining unutilized investment tax credit related to the assets sold.

                                                        Consumers Energy Company


GAS UTILITY RESULTS OF OPERATIONS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                   2002      2001    Change    2001       2000        Change
-------------------------------------------------------------------------------------------------------------------

Net income available to common stockholder                 $46       $21       $25     $21        $18            $3
===================================================================================================================

Reasons for the change:

Gas deliveries                                                                $ 21                            $(21)
Gas commodity and related revenue                                                -                              44
Gas rate increase                                                               25                               -
Gas wholesales and retail services                                               1                               8
Operation and maintenance                                                      (14)                            (30)
General taxes and depreciation                                                  (3)                              -
Fixed charges                                                                    3                               1
Income taxes                                                                    (8)                              1
                                                         ---------------------------------------------------------

Total change                                                                  $ 25                            $  3
==================================================================================================================

GAS DELIVERIES: For the year 2002, gas delivery revenues increased by $21 million from the previous year. System deliveries, including miscellaneous transportation, totaled 376.4 bcf, an increase of 9.4 bcf or 2.6 percent compared with 2001. This increase is primarily due to colder weather that resulted in increased deliveries to the residential and commercial sectors in 2002. For the year 2001, gas delivery revenues decreased by $21 million from the previous year. System deliveries, including miscellaneous transportation, totaled 367 bcf, a decrease of 43 bcf or 10 percent compared with 2000. This decrease is primarily due to warmer temperatures compared to the 2000 heating season and a reduction due to the economic slowdown in 2001.

GAS RATE INCREASE: In 2001, the MPSC issued an interim order in Consumers' gas rate filing. In November 2002, the MPSC issued a final gas rate order authorizing a $56 million annual increase in Consumers gas tariff rates. As a result of these orders, Consumers recognized increased gas revenues of $25 million.

OPERATION AND MAINTENANCE: For the year 2002, operation and maintenance expenses increased $14 million compared to 2001. This increase reflects the recognition of gas storage inventory losses, and additional expenditures on customer reliability and service.

INCOME TAXES: For the year 2002, income tax expense increased, primarily due to improved earnings of the gas utility.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers' principal source of liquidity is from cash derived from operating activities involving the sale and transportation of natural gas and the generation, delivery and sale of electricity. For 2002 and 2001, cash from operations totaled $769 million and $518 million, respectively. The $251 million increase resulted primarily from an increase in cash due to lower expenditures for natural gas and increased tax refunds provided by the Job Creation and Worker Assistance Act of 2002, a gas rate increase and lower electric power purchase costs as discussed in the results of operations also contributed to the increase. Partially offsetting the cash increase was a decrease in cash collected from customers and related parties. Consumers

                                                        Consumers Energy Company


primarily uses cash derived from operating activities to operate, maintain, expand and construct its electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Financings and Capitalization for additional details about this source of funds.

INVESTING ACTIVITIES: For 2002 and 2001, cash used for investing activities totaled $311 million and $803 million, respectively. The change of $492 million is primarily the result of $298 million cash proceeds from the sale of METC and other assets, and lower capital expenditures to comply with the Clean Air Act.

FINANCING ACTIVITIES: Cash used for financing activities totaled $204 million for 2002 compared to $281 million provided in 2001. The change of $485 million is primarily due to $173 million additional retirement of bonds and other long-term debt, and a net reduction in proceeds from new borrowings of $334 million for 2002 compared to 2001.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information see Note 2, Uncertainties, and Note 3, Financings and Capitalization.

Contractual Obligations                                                                            In Millions
--------------------------------------------------------------------------------------------------------------
                                                                          Payments Due
                                                  ------------------------------------------------------------
                                                                                                      2008 and
December 31                          Total         2003        2004      2005       2006    2007        beyond
--------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 2,442       $    -        $328      $470       $362      $31       $1,251
   Current portion of long-
     term debt                         305          305           -         -          -        -            -
   Notes payable                       457          457           -         -          -        -            -
   Capital lease obligations (a)       157           21          20        18         17       16           65
Off-balance sheet:
   Headquarters building lease (a)       6            -           -         -          -        -            6
   Operating leases                     78           13          10         8          8        6           33
   Non-recourse debt of FMLP           208            8          54        41         26       13           66
   Sale of accounts receivable         325          325           -         -          -        -            -
   Unconditional purchase
     obligations                    17,344        1,368         975       877        727      727       12,670
==============================================================================================================

(a) The headquarters building capital lease is estimated to be $60 million of which a $54 million construction obligation has been incurred and recorded on Consumers' balance sheet as of December 31, 2002.

REGULATORY AUTHORIZATION FOR FINANCINGS: At December 31, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $677 million for general corporate purposes, and $900 million of first mortgage bonds to be issued solely as security for the long-term securities. On October 10, 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

LONG TERM DEBT: Consumers' current portion of long-term debt maturing in 2003 is $305 million. Refer to Outlook, "Liquidity and Capital Resources" below for information about Consumers strategic measures

                                                        Consumers Energy Company

addressing its future liquidity and capital requirements.

SHORT TERM FINANCINGS: On July 12, 2002, Consumers entered into two credit facilities as follows: a $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003. In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. These two facilities aggregating $550 million replaced a $300 million revolving credit facility that matured July 14, 2002, as well as various credit lines aggregating $200 million. At December 31, 2002, a total of $550 million was outstanding under the revolver and term loan, of which $250 million was included in notes payable and $300 million was included in long-term debt maturing in 2004. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers' first mortgage bonds and are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings.

Consumers' $250 million revolving credit facility had, as of December 31, 2002, an effective interest rate of 5.9 percent, although the rate may fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. The effective interest rate on the $300 million term loan was
8.9 percent as of December 31, 2002. The rate may fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. Consumers' bank and legal fees associated with arranging the facilities in July 2002 were $6 million.

The two credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

                                                               Limitation               Ratio at December 31, 2002
------------------------------------------------------------------------------------------------------------------
Debt to Capital Ratio (a)(b)                   Not more than 0.65 to 1.00                             0.55 to 1.00
Interest Coverage Ratio (a)(b)                   Not less than 2.0 to 1.0                             4.00  to 1.0
===================================================================================================================

(a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) The terms of the credit facilities provide for the exclusion of securitization bonds in the calculation of the debt to capital ratio.

Also, pursuant to restrictive covenants in the new facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. Consumers paid $231 million and $190 million in common stock dividends to CMS Energy in 2002 and 2001, respectively. In January 2003, Consumers declared and paid a $78 million common dividend.

In October 2002, Consumers simultaneously entered into a new term loan agreement collateralized by first mortgage bonds and a new gas inventory term loan agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million, of which $207 million was outstanding at December 31, 2002 with an effective interest rate of 6.3 percent. The bank and legal fees associated with the agreements were $2 million. The first amortization payment under these agreements occurred in December 2002 with monthly amortization payments scheduled until full repayment is completed in mid-April of 2003. The loan amortization also reduces the bank's loan commitment to the amount of loan outstanding, which was $207 million as of December 31, 2002.

LEASES: Consumers' capital leases are predominately for leased service vehicles and the new headquarters building. Operating leases are predominately railroad coal car leases.

                                                        Consumers Energy Company


OFF-BALANCE SHEET ARRANGEMENTS: Consumers' use of long-term contracts for the purchase of commodities and services, the sale of its accounts receivable, and operating leases are considered to be off-balance sheet arrangements. Consumers has responsibility for the collectability of the accounts receivable sold, and the full obligation of its leases become due in case of lease payment default. Consumers uses these off-balance sheet arrangements in its normal business operations.

SALE OF ACCOUNTS RECEIVABLE: Consumers had, through its wholly owned subsidiary Consumers Receivables Funding, a $325 million trade receivable sale program in place as an anticipated source of funds for general corporate purposes and currently expected capital expenditures at December 31, 2002. At December 31, 2001, prior to the establishment of its new subsidiary, Consumers Receivables Funding, Consumers had a $450 million trade receivables sale program in place as an anticipated source of funds for general corporate purposes and currently expected capital expenditures. At December 31, 2002 and 2001, the receivable sold totaled $325 million and $334 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

UNCONDITIONAL PURCHASE OBLIGATIONS: Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations.

Included in unconditional purchase obligations are long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $45 million per month for year 2003, including $33 million related to the MCV Facility. For the period that a plant is not available to deliver electricity to Consumers, Consumers is not obligated to make the capacity payments to the plant. See Electric Utility Results of Operations above and Note 2, Uncertainties, "Electric Rate Matters - Power Supply Costs" and "Other Electric Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.

Commercial Commitments                                                                             In Millions
--------------------------------------------------------------------------------------------------------------
                                                                      Commitment Expiration
                                                   -----------------------------------------------------------
                                                                                                      2008 and
December 31                          Total         2003        2004      2005       2006     2007       beyond
--------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Indemnities                         $11           $-           -         -          -        -          $11
   Letters of credit                     7            7           -         -          -        -            -
==============================================================================================================

Indemnities are agreements by Consumers to reimburse other companies, such as an insurance company, if those companies have to complete Consumers' performance involving a third party contract. Letters of credit are issued by a bank on behalf of Consumers, guaranteeing payment to a third party. Letters of credit substitute the bank's credit for Consumers' and reduce credit risk for the third party beneficiary. The amount and time period for drawing on a letter of credit is limited.

                                                        Consumers Energy Company

OUTLOOK

LIQUIDITY AND CAPITAL RESOURCES

Consumers' liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, debt maturities, working capital needs and collateral requirements. Consumers has historically met its consolidated cash needs through its operating and financing activities and access to bank financing and the capital markets. As discussed above, during 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers also has approximately $727 million of publicly issued and credit facility debt maturing in 2003, including the Consumers' credit facilities described above. However, in March 2003, a $250 million revolving credit facility was replaced, as discussed below. In addition, Consumers may also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit as indicated above.

Consumers is partially addressing its near-to-mid-term liquidity and capital requirements through reduced capital expenditures and cost reduction. Consumers believes that its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including debt maturities in 2003. Consumers expects to borrow approximately $1.1 billion in total in 2003, which includes an amount to refinance the majority of the maturing debt above.

During the summer months, Consumers purchases natural gas and stores it for resale primarily during the winter heating season. Recently the market price for natural gas has increased. If continued, this price increase could impose liquidity needs beyond what is anticipated for 2003. Although Consumers' natural gas purchases are recoverable from its customers, the amount paid for natural gas stored as inventory could require additional liquidity due to the timing of the cost recoveries.

In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. As a result of certain of these rating agency downgrades, certain commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is addressing these issues as required.

As a result of the ratings downgrades and related changes in its financial situation, Consumers' access to bank financing and the capital markets and its ability to incur additional indebtedness may be restricted. Consumers continues to explore the full range of strategic measures to provide adequate liquidity. These measures include refinancing its bank credit facilities, entering into leasing arrangements, inventory financing, vendor financing, refinancing and issuing new capital markets debt, and preferred equity, and negotiating private placement debt, and preferred equity. Consumers believes that these measures will also supplement its cash balances in 2003.

Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of approximately $229 million from operations and approximately $513 million of new debt along with reduced capital expenditures, cost reductions and other measures. As of March 14, 2003, Consumers planned to refinance $727 million of debt in 2003. To that end, Consumers has initiated several transactions with various financial institutions, regulators, banks, lenders, and others that are designed to provide liquidity:

                                                        Consumers Energy Company

     - Consumers has obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003.

     - Consumers has entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan would be used to retire debt or for general corporate purposes.

     - Consumers has entered into a $150 million term loan secured by first mortgage bonds. This term loan has a three-year maturity at a cost of LIBOR plus 450 basis points. Proceeds from this loan would be used to retire debt or for general corporate purposes.

     - Consumers filed a general rate case for its gas utility business on March 14, 2003. Consumers requested rate relief in the amount of approximately $156 million. In its filing, Consumers requested immediate interim relief. If interim relief of $156 million were granted, Consumers expects that the rate relief will be in place by the fourth quarter of 2003.

     - Consumers has filed an application with the MPSC seeking authorization to issue $1.084 billion of securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds. If the MPSC approves a financing in the amount requested, and there are no delays in the offering process, Consumers anticipates that bonds would be issued by year end, 2003.

If necessary for liquidity purposes, Consumers would also postpone the planned $158 million pension contribution expected to be made in September 2003.

In the event Consumers is unable to access bank financing or the capital markets to incur or refinance indebtedness, there could be a material adverse effect on Consumers' liquidity and operations. There is no assurance that the pending securitization bond issuance transaction noted above will be completed. Further, there is no assurance that the MPSC will grant either interim or final gas utility rate relief.

SEC AND OTHER INVESTIGATIONS

As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from U.S. Attorneys Offices regarding investigations of those trades. CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

                                                        Consumers Energy Company

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. The cases have been consolidated into a single lawsuit and an amended and consolidated complaint is due to be filed by May 1, 2003. CMS Energy and Consumers intend to vigorously defend against this action. Consumers cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

CAPITAL EXPENDITURES OUTLOOK

Consumers estimates the following capital expenditures, including new lease commitments, by expenditure type and by business segments during 2003 through 2005. Consumers prepares these estimates for planning purposes and may revise them.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                           2003         2004         2005
----------------------------------------------------------------------------------------------------------------
Construction                                                                      $424         $520         $585
Nuclear fuel                                                                        33           32            0
Other capital leases                                                                28           23           25
                                                                                 -------------------------------

                                                                                  $485         $575         $610
================================================================================================================

Electric utility operations (a)(b)                                                $341         $408         $385
Gas utility operations (a)                                                         144          167          225
                                                                                 -------------------------------

                                                                                  $485         $575         $610
================================================================================================================

(a) These amounts include an attributed portion of Consumers' anticipated capital expenditures for plant and equipment common to both the electric and gas utility businesses.

(b) These amounts include estimates for capital expenditures that may be required by recent revisions to the Clean Air Act's national air quality standards.

ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but

                                                        Consumers Energy Company

excluding transactions with other wholesale market participants including other electric utilities) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities. Consumers has experienced much stronger than expected growth in 2002 as a result of warmer than normal summer weather. Assuming that normal weather conditions will occur in 2003, electric deliveries are expected to grow less than one percent over the strong 2002 electric deliveries.

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of mid-March 2003, alternative electric suppliers are providing 516 MW of generation supply to customers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

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

According to the MPSC, "net" Stranded Costs were to be recovered from retail open access customers through a Stranded Cost transition charge. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers, in its hearing brief, filed in August 2002, revised its request for "net" Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. As discussed below, Consumers has filed a request with the MPSC for authority to issue securitization bonds that would allow recovery of the Clean Air Act expenditures and post-2000 Palisades expenditures that were excluded from the Stranded Cost calculation.

On March 4, 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs

                                                        Consumers Energy Company

incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and post-2000 Palisades expenditures were approved as proposed in its securitization case as discussed below, then Consumers' "net" Stranded Costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million. Consumers cannot predict the recoverability of Stranded Costs, and therefore has not recorded any regulatory assets to recognize the future recovery of such costs.

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers intends to participate in this collaborative process.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998               $20             $ -                  $15                    $5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8                    -                     -
2003                         2002                 2               2                    -                     -
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of December 2002, Consumers incurred and deferred as a regulatory asset, $1 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. However, Consumers cannot predict the amount the FERC will ultimately order to be reimbursed by the MISO.

Securitization: On March 4, 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs associated with Clean Air Act expenditures, post-2000 Palisades expenditures and retail open access implementation costs through December 31, 2003, and certain pension fund expenses, and expenses associated with the issuance of the bonds.

Rate Caps: The Customer Choice Act imposes certain limitations on electric rates that could result in Consumers being unable to collect from electric customers its full cost of conducting business. Some of these

                                                        Consumers Energy Company

costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power and associated transmission costs from its customers. As a result, Consumers may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods. The rate freeze is in effect through December 31, 2003. The rate caps are in effect through at least December 31, 2004 for small commercial and industrial customers, and at least through December 31, 2005 for residential customers.

Industrial Contracts: In response to industry restructuring efforts, in 1995 and 1996, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. Unless terminated or restructured, the majority of these contracts are in effect through 2005. As of December 2002, some contracts have expired, but outstanding contracts involve approximately 500 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed by the MPSC without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual revenues. In October 2002, the MPSC denied waivers for three programs that provide approximately $32 million in revenues in 2001, of which $30 million relates to the appliance service plan. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers has filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In February 2003, the Michigan Supreme Court denied the application. In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which generated $33 million in revenues in 2002. In February 2003, the MPSC granted an extension of the temporary waiver until December 31, 2003. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct. Consumers is also exploring seeking legislative clarification of the scope of the code of conduct.

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

Transmission: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent

                                                        Consumers Energy Company

company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system (METC) for sale rather than own and invest in an asset it could not control. In May 2002, Consumers sold its electric transmission system for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers experienced an after-tax earnings increase of approximately $17 million in 2002, due to the recognition of a $26 million gain on the sale of the electric transmission system. This gain from the sale is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO, and MTH (METC) has joined the MISO RTO. For further information, see Note 2, Uncertainties, "Electric Rate Matters -- Transmission."

Consumers is a customer of AEP, holding 500 MW of long-term transmission service reservations through the AEP transmission system. AEP recently indicated its intent to turn control of its transmission system over to the PJM RTO and become part of the PJM market sometime after May 1, 2003, which requires approval by FERC. This will require current AEP customers to become members of, and resubmit reservation requests to, PJM. Consumers filed an intervention requesting clarification in January 2003. Upon FERC's approval of this transfer, Consumers will complete the application process to join PJM. Of the 500 MW of long-term transmission service reservations held, 200 MW will expire on April 1, 2003. Effective June 1, 2003, Consumers will have an additional 100 MW of long-term transmission, resulting in a total of 400 MW of long-term transmission for summer 2003.

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

There are multiple proceedings pending before the FERC regarding transitional transmission pricing mechanisms intended to mitigate the revenue impact on transmission owners resulting from the elimination of "Rate Pancaking". "Rate Pancaking" represents the application of the transmission rate of each individual

                                                        Consumers Energy Company

transmission owner whose system is utilized on the scheduled path of an energy delivery and its elimination has been alleged to result in "lost revenues" for transmission owners. It is unknown what mechanism(s) may result from the proceedings currently pending before the FERC, and as such, it is not possible at this time to identify the specific effect on Consumers. It should be noted, however, that Consumers believes the results of these proceedings could also significantly increase the delivered power costs to Consumers and the retail electric customers it serves.

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

PERFORMANCE STANDARDS: In July 2001, the MPSC proposed electric distribution performance standards for Consumers and other Michigan electric distribution utilities. The proposal would establish standards related to restoration after an outage, safety, and customer relations. Failure to meet the standards would result in customer bill credits. Consumers submitted comments to the MPSC. In December 2001, the MPSC issued an order stating its intent to initiate a formal rulemaking proceeding to develop and adopt performance standards. In November 2002, the MPSC issued an order initiating the formal rulemaking proceeding. Consumers has filed comments on the proposed rules and will continue to participate in this process. Consumers cannot predict the nature of the proposed standards or the likely effect, if any, on Consumers.

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring" and "Electric Rate Matters -- Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of Palisades by NMC; 5) electric industry restructuring issues, including those described above; 6) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 7) the recovery of electric restructuring implementation costs; 8) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 9) sufficient reserves for OATT rate refunds; 10) the effects of derivative accounting and potential earnings volatility; 11) increased costs for safety and homeland security initiatives that are not recoverable on a timely basis from customers, and 12) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash

                                                        Consumers Energy Company

requirements of its electric business and to pay maturing debt in the short-term; 13) potentially rising pension costs due to market losses. For further information about these trends or uncertainties, see Note 2, Uncertainties.

GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects gas deliveries, including gas full service and customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of less than one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, use of gas by independent power producers, changes in competitive and economic conditions, and the level of natural gas consumption per customer.

2001 GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 8, 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements. See Note 2, Uncertainties, "Gas Rate Matters -- 2001 Gas Rate Case" for further information.

2003 GAS RATE CASE: On March 14, 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent authorized return on equity, based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customer's average monthly distribution bill. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.

UNBUNDLING STUDY: In July 2001, the MPSC directed gas utilities under its jurisdiction to prepare and file an unbundled cost of service study. The purpose of the study is to allow parties to advocate or oppose the unbundling of the following services: metering, billing information, transmission, balancing, storage, backup and peaking, and customer turn-on and turn-off services. Unbundled services could be separately priced in the future and made subject to competition by other providers. The MPSC addressed Consumers' study in the November 2002 gas distribution rate case order and indicated that it makes little sense to set rates for unbundled services before the details of those services are known. Unbundled services may continue to be an issue in future proceedings.

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumers' arguments to the contrary, the FERC asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued six years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. In December 2002, Consumers established a $3.6 million reserve related to this matter. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 3) future gas industry restructuring initiatives; 4) any initiatives undertaken to protect customers against gas price increases; 5) an inadequate regulatory response to applications for requested rate increases;

                                                        Consumers Energy Company

6) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 7) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 8) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its gas business; and 9) potentially rising pension costs due to market losses. For further information about these uncertainties, see Note 2, Uncertainties.

OTHER OUTLOOK

See Outlook, "Liquidity and Capital Resources," "SEC and Other Investigations," "Securities Class Action Lawsuits," and "ERISA Cases" above.

TERRORIST ATTACKS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through December 31, 2002, Consumers has incurred approximately $4 million in incremental security costs, including operating, capital, and decommissioning and removal costs. Consumers estimates it may incur additional incremental security costs in 2003 of approximately $6 million. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. On February 5, 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $50 million in annual revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring -- Code of Conduct."

OTHER MATTERS

NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. Consumers has determined that it has legal asset retirement obligations, particularly in regard to its nuclear plants, but has not yet finalized its assessment of the obligation. However, upon initial adoption of the standard, Consumers expects to record a regulatory liability, as well as an asset retirement obligation, as required by SFAS No.
71. The regulatory liability recognizes the difference between the cost of removal included in the reserve for accumulated depreciation for assets within the scope of SFAS No. 143 and the accretion expense of the asset retirement obligation and the depreciation expense of the asset retirement obligation asset from when the obligation was initially incurred through December 2002. When the asset retirement obligation liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the initial liability would be accreted to its present value each period and the capitalized cost would be depreciated over the related asset's useful life.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this standard rescinds SFAS No. 4, Reporting

                                                        Consumers Energy Company

Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003, but may be adopted early. Consumers has adopted this provision early, with no material affect to its income statement. SFAS No. 145 amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Upon adoption of the standard, there was no impact on Consumers' financial statements.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. Consumers does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: This interpretation, effective January 1, 2003, elaborates on the disclosure to be made by a guarantor about its obligations under certain guarantees that it has issued. It requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002; no cumulative effect adjustments are required. For further information see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "New Accounting Standards To Be Adopted".

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

CONSOLIDATED STATEMENTS OF INCOME                       CONSUMERS ENERGY COMPANY

                                                                                                        In Millions

Years Ended December 31                                                             2002        2001         2000
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUE        Electric                                                 $2,648       $2,633       $ 2,676
                         Gas                                                       1,519        1,338         1,196
                         Other                                                        55           43            63
                                                                                  ---------------------------------
                                                                                   4,222        4,014         3,935
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES       Operation
                           Fuel for electric generation                              320          330           324
                           Purchased power - related parties                         546          543           534
                           Purchased and interchange power                           314          476           402
                           Cost of gas sold                                          831          707           616
                           Cost of gas sold - related parties                        131          123           103
                           Other                                                     660          625           555
                                                                                  ---------------------------------

                                                                                   2,802        2,804         2,534
                         Maintenance                                                 190          203           172
                         Depreciation                                                300          309           322
                         Amortization                                                 48           30           104
                         General taxes                                               193          187           197
                                                                                  ---------------------------------
                                                                                   3,533        3,533         3,329
-------------------------------------------------------------------------------------------------------------------

OPERATING                Electric                                                    512          349           454
INCOME                   Gas                                                         127           97            96
                         Other                                                        50           35            56
                                                                                  ---------------------------------
                                                                                     689          481           606
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME             Dividends and interest from affiliates                        3            6            10
(DEDUCTIONS)             Accretion income (Note 1)                                     -            -             2
                         Accretion expense (Note 1)                                   (6)         (11)           (9)
                         Other, net                                                   25            6            (5)
                                                                                  ---------------------------------
                                                                                      22            1            (2)
-------------------------------------------------------------------------------------------------------------------

INTEREST CHARGES         Interest on long-term debt                                  153          151           141
                         Other interest                                               27           41            44
                         Capitalized interest                                        (12)          (6)           (2)
                                                                                  ---------------------------------
                                                                                     168          186           183
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                           543          296           421
INCOME TAXES                                                                         180           97           137
                                                                                  ---------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    363          199           284
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS,
NET OF $10 TAX EXPENSE IN 2002 (NOTE 11) AND $6 TAX BENEFIT IN 2001 (NOTE 5)          18          (11)            -
                                                                                  ---------------------------------

NET INCOME                                                                           381          188           284
PREFERRED STOCK DIVIDENDS                                                              2            2             2
PREFERRED SECURITIES DISTRIBUTIONS                                                    44           41            34
                                                                                  ---------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                        $  335       $  145       $   248
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   CONSUMERS ENERGY COMPANY

                                                                                                          In Millions

Years Ended December 31                                                                    2002       2001       2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM       Net Income                                                          $ 381      $ 188      $ 284
OPERATING ACTIVITIES  Adjustments to reconcile net income to net cash provided by operating activities
                        Depreciation, depletion and amortization (includes
                          nuclear decommissioning of $6, $6 and $39,
                          respectively)                                                     348        339        426
                        Deferred income taxes and investment tax credit                     280        136        (21)
                        Capital lease and other amortization                                 15         20         32
                        Gain on sale of METC and other assets                               (38)         -          -
                        Loss on CMS Energy stock                                             12          -          -
                        Cumulative effect of accounting change                              (18)        11          -
                        Undistributed earnings of related parties (net
                          of dividends, $15, $8 and $8, respectively)                       (38)       (30)       (49)
                        Changes in assets and liabilities
                          Decrease (increase) in accounts receivable
                            and accrued revenue                                             (98)       149       (178)
                          Increase (decrease) in accounts payable                           (30)        53         19
                          Decrease (increase) in inventories                                 90       (307)       (59)
                          Changes in other assets and liabilities                          (135)       (41)        61
                                                                                   ----------------------------------

                             Net cash provided by operating activities                      769        518        515
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Capital expenditures (excludes assets placed under
INVESTING ACTIVITIES    capital lease)                                                     (559)      (745)      (498)
                      Cost to retire property, net                                          (66)      (118)      (125)
                      Investment in Electric Restructuring Implementation Plan               (8)       (13)       (29)
                      Investments in nuclear decommissioning trust funds                     (6)        (6)       (39)
                      Associated company preferred stock redemption                           -         50         50
                      Proceeds from nuclear decommissioning trust funds                      30         29         37
                      Cash proceeds from sale of METC and other assets                      298          -          -
                                                                                          ---------------------------

                             Net cash used in investing activities                         (311)      (803)      (604)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM       Retirement of bonds and other long-term debt                         (574)      (401)        (9)
FINANCING ACTIVITIES  Payment of common stock dividends                                    (231)      (190)      (245)
                      Preferred securities distributions                                    (44)       (41)       (34)
                      Redemption of preferred securities                                    (30)         -          -
                      Payment of capital lease obligations                                  (15)       (20)       (32)
                      Contribution from (return of equity to) stockholder, net               50        (14)         -
                      Payment of preferred stock dividends                                   (2)        (1)        (2)
                      Increase (decrease) in notes payable, net                              41         13        189
                      Proceeds from preferred securities, net                                 -        121          -
                      Proceeds from senior notes and bank loans                             601        355        225
                      Proceeds from securitization bonds, net                                 -        459          -
                                                                                  -----------------------------------

                             Net cash provided by (used in) financing activities           (204)       281         92
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENT                               254         (4)         3
                      Cash and temporary cash investments - Beginning of year                17         21         18
                                                                                          ---------------------------
                             End of year                                                  $ 271      $  17      $  21
=====================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                              $ 147      $ 169      $ 165
  Income taxes paid (net of refunds of $205, $53 and $15, respectively)                     (78)         3        133
  Pension and OPEB cash contribution                                                        120         96          -
NON-CASH TRANSACTIONS
  Nuclear fuel placed under capital lease                                                 $   -      $  13      $   4
  Other assets placed under capital lease                                                    62         37         15
======================================================================================================================

ALL HIGHLY LIQUID INVESTMENTS WITH AN ORIGINAL MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED CASH EQUIVALENTS.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS                             CONSUMERS ENERGY COMPANY

ASSETS                                                                                                 In Millions

December 31                                                                         2002                      2001
------------------------------------------------------------------------------------------------------------------

PLANT (AT ORIGINAL COST) Electric                                                    $ 7,523               $ 7,661
                         Gas                                                           2,719                 2,593
                         Other                                                            23                    23
                                                                                     -----------------------------

                                                                                     $10,265               $10,277
                         Less accumulated depreciation, depletion
                           and amortization                                            5,900                 5,934
                                                                                     -----------------------------

                                                                                       4,365                 4,343
                         Construction work-in-progress                                   548                   480
                                                                                     -----------------------------


                                                                                       4,913                 4,823
------------------------------------------------------------------------------------------------------------------

INVESTMENTS              Stock of affiliates                                              22                    57
                         First Midland Limited Partnership                               255                   253
                         Midland Cogeneration Venture Limited Partnership                388                   300
                         Consumers Nuclear Services, LLC                                   2                     2
                                                                                     -----------------------------


                                                                                         667                   612
------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS           Cash and temporary cash investments at cost, which
                           approximates market                                           271                    17
                         Accounts receivable and accrued revenue, less allowances
                           of $5 in 2002 and $4 in 2001                                  236                   125
                         Accounts receivable - related parties                            13                    18
                         Inventories at average cost
                           Gas in underground storage                                    486                   569
                           Materials and supplies                                         71                    69
                           Generating plant fuel stock                                    37                    52
                         Deferred property taxes                                         142                   144
                         Regulatory assets                                                19                    19
                         Other                                                            38                    14
                                                                                     -----------------------------

                                                                                       1,313                 1,027
------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS       Regulatory Assets
                           Securitized costs                                             689                   717
                           Postretirement benefits                                       185                   209
                           Abandoned Midland project                                      11                    12
                           Other                                                         168                   167
                         Nuclear decommissioning trust funds                             536                   581
                         Other                                                           218                   173
                                                                                     -----------------------------

                                                                                       1,807                 1,859
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $8,700               $ 8,321
==================================================================================================================

STOCKHOLDERS' INVESTMENT AND LIABILITIES                CONSUMERS ENERGY COMPANY

                                                                                                      In Millions

December 31                                                                             2002                  2001
------------------------------------------------------------------------------------------------------------------

CAPITALIZATION (NOTE 3)  Common stockholder's equity
                           Common stock, authorized --125.0 shares;                  $   841               $   841
                             outstanding 84.1 shares for all periods
                           Paid-in capital                                               682                   632
                           Other comprehensive income (loss)                            (179)                    4
                           Retained earnings since December 31, 1992                     545                   441
                                                                                     -----------------------------

                                                                                       1,889                 1,918
                         Preferred stock                                                  44                    44
                         Company-obligated mandatorily redeemable
                          preferred securities of subsidiaries (a)                       490                   520
                         Long-term debt                                                2,442                 2,472
                         Non-current portion of capital leases                           116                    72
                                                                                     -----------------------------

                                                                                       4,981                 5,026
------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES      Current portion of long-term debt and capital leases            318                   257
                         Notes payable                                                   457                   416
                         Accounts payable                                                261                   282
                         Accrued taxes                                                   214                   214
                         Accounts payable - related parties                               84                    96
                         Current portion of purchase power contracts                      26                    24
                         Deferred income taxes                                            25                    12
                         Other                                                           200                   233
                                                                                     -----------------------------

                                                                                       1,585                 1,534
------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES  Deferred income taxes                                           949                   784
                         Postretirement benefits                                         563                   290
                         Regulatory liabilities for income taxes, net                    297                   276
                         Power purchase agreement-- MCV Partnership                       27                    52
                         Deferred investment tax credit                                   91                   102
                         Other                                                           207                   257
                                                                                     -----------------------------

                                                                                       2,134                 1,761
------------------------------------------------------------------------------------------------------------------

                         Commitments and Contingencies (Notes 1, 2, 8, and 11)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                       $ 8,700               $ 8,321
==================================================================================================================

(a) See Note 3, Short-Term Financings and Capitalization

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT               CONSUMERS ENERGY COMPANY

                                                                                                      In Millions

December 31                          Series (%)   Due                                       2002            2001
----------------------------------------------------------------------------------------------------------------
FIRST MORTGAGE BONDS
                                     6-3/8        2003                                    $    -           $ 300
                                     7-3/8        2023                                       208             208
                                                                                         -----------------------
                                                                                             208             508

SENIOR NOTES                         Floating     2002                                         -             100
                                     6-3/8        2008                                       159             159
                                     6-7/8        2018                                       180             180
                                     6-1/5        2008 (a)                                   250             250
                                     6-1/2        2018 (b)                                   141             141
                                     6-1/2        2028                                       142             143
                                     6-1/4        2006                                       332             332
                                     6-0/0        2005                                       300               -
                                                                                         -----------------------
                                                                                           1,504           1,305

LONG-TERM BANK DEBT                                                                          328             184
POLLUTION CONTROL REVENUE BONDS                                                              126             126
SECURITIZATION BONDS                                                                         453             469
OTHER                                                                                          8               8
NUCLEAR FUEL DISPOSAL (c)                                                                    138             135
                                                                                         -----------------------
                                                                                           1,053             922

TOTAL PRINCIPAL AMOUNT OUTSTANDING                                                         2,765           2,735
CURRENT AMOUNTS                                                                             (305)           (244)
NET UNAMORTIZED DISCOUNT                                                                     (18)            (19)
                                                                                        -------------------------

TOTAL LONG-TERM DEBT                                                                      $2,442          $2,472
================================================================================================================


LONG-TERM DEBT MATURITIES                                                                            In Millions

            First Mortgage           Senior         Long-Term     Securitization
                     Bonds            Notes         Bank Debt              Bonds          Other            Total
----------------------------------------------------------------------------------------------------------------
2003                  $  -           $  250 (a)          $ 28               $ 27           $  -           $  305
2004                     -                -               300                 28              -              328
2005                     -              441 (b)             -                 29              -              470
2006                     -              332                 -                 30              -              362
2007                     -                -                 -                 31              -               31
Thereafter             208              481                 -                308            272            1,269
                      ------------------------------------------------------------------------------------------

Total                 $208           $1,504              $328               $453           $272           $2,765
================================================================================================================

(a) These Notes are subject to a Call Option by the Callholder or a Mandatory Put on May 1, 2003
(b) Includes $141 Senior Remarketed Notes subject to optional redemption by Consumers after June 15, 2005
(c) Due date uncertain (see Note 1)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK              CONSUMERS ENERGY COMPANY


                                                        Optional
                                                      Redemption             Number of Shares          In Millions
December 31                                 Series         Price             2002        2001        2002     2001
------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
     Cumulative, $100 par value,
       authorized 7,500,000 shares,
       with no mandatory redemption          $4.16       $103.25           68,451      68,451       $   7    $   7
                                              4.50        110.00          373,148     373,148          37       37
                                                                                                  ----------------

TOTAL PREFERRED STOCK                                                                                 $44      $44
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY  CONSUMERS ENERGY COMPANY

                                                                                                    In Millions

Years Ended December 31                                                             2002        2001       2000
---------------------------------------------------------------------------------------------------------------
COMMON STOCK               At beginning and end of period (a)                     $  841      $  841     $  841
---------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL      At beginning of period                                    632         646        645
                           Stockholder's contribution                                150         150          -
                           Return of stockholder's contribution                     (100)       (164)         -
                           Miscellaneous                                               -           -          1
                                                                                  -----------------------------
                             At end of period                                        682         632        646
---------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)

                           Minimum Pension Liability
                             At beginning of period                                    -           -          -
                             Minimum pension liability adjustments (b)              (185)          -          -
                                                                                 ------------------------------
                             At end of period                                       (185)          -          -

                           Investments
                             At beginning of period                                   16          33         37
                             Unrealized gain (loss) on investments (b)               (16)        (16)        (4)
                             Reclassification adjustments included in net
                             income (b)                                                1          (1)         -
                                                                                 ------------------------------
                             At end of period                                          1          16         33

                           Derivative Instruments (d)
                             At beginning of period (c)                              (12)         18          -
                             Unrealized gain (loss) on derivative
                             instruments (b)                                          10         (30)         -
                             Reclassification adjustments included in
                             net income (b)                                            7           -          -
                                                                                 ------------------------------
                             At end of period                                          5         (12)         -
---------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS          At beginning of period                                    441         486        485
                           Net income (b)                                            381         188        284
                           Cash dividends declared - Common Stock                   (231)       (190)      (247)
                           Cash dividends declared - Preferred Stock                  (2)         (2)        (2)
                           Preferred securities distributions                        (44)        (41)       (34)
                                                                                 ------------------------------
                             At end of period                                        545         441        486
---------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                                 $1,889      $1,918     $2,006
===============================================================================================================

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented

(b)      Disclosure of Comprehensive Income:
         Other comprehensive income

       Minimum Pension Liability
          Minimum pension liability adjustments, net of tax of
             $100, $- and $-, respectively                                       $(185)    $  -     $  -
        Investments
          Unrealized loss on investments, net of tax of
             $9, $9 and $2, respectively                                           (16)     (16)      (4)
          Reclassification adjustments included in net income, net of tax of
             $1, $1 and $-, respectively                                             1       (1)       -
        Derivative Instruments
          Unrealized gain (loss) on derivative instruments, net of tax of
             $6, $15 and $-, respectively                                           10      (30)       -
            Reclassification adjustments included in net income, net of tax of
             $4, $- and $-, respectively                                             7        -        -

      Net income                                                                   381      188      284
                                                                                 -----------------------

      Total Comprehensive Income                                                 $ 198     $141     $280
                                                                                  ======================

(c) Cumulative effect of change in accounting principle, as of 1/1/01 and 7/1/01, net of $(9) tax (Note 5)

(d) Included in these amounts is Consumers' proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership as follows:


               At the beginning of the period                              $(8)      $  5      $-
               Unrealized gain (loss) on derivative instruments             12        (15)      -
               Reclassification adjustments included in net income           4          2       -
                                                                          ------------------------
               At the end of period                                        $ 8       $ (8)     $-
                                                                          ========================

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

BASIS OF PRESENTATION: The consolidated financial statements include Consumers and its wholly owned subsidiaries. Consumers uses the equity method of accounting for investments in companies and partnerships where it has more than a twenty percent but less than a majority ownership interest and includes these results in operating income. Consumers prepared the financial statements in conformity with accounting principles generally accepted in the United States that include the use of management's estimates.

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

The principles in SFAS No. 5 guide the recording of estimated liabilities for contingencies within the financial statements. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when a current event has caused a probable future payment of an amount that can be reasonably estimated. Consumers has used this accounting principle to record estimated liabilities discussed in Note 2, Uncertainties.

REVENUE RECOGNITION POLICY: Revenues from deliveries of electricity and natural gas, and the storage of natural gas, are recognized as services are provided. Therefore, revenues include the accrual of electricity or gas consumed and/or delivered, but not billed at month-end.

ACCRETION INCOME AND EXPENSE: In 1991, the MPSC allowed Consumers to recover a portion of its abandoned Midland investment over a 10-year period, but did not allow Consumers to earn a return on that amount. Consumers reduced the recoverable investment to the present value of the future recoveries. During the recovery period, Consumers adjusts the unrecovered asset to its present value. It reflects this adjustment as accretion income. In 1992, Consumers recorded a loss for the present value of its estimated future underrecoveries of power supply costs resulting from purchases from the MCV Partnership (see Note 2). It now recognizes accretion expense annually to reflect the time value of money on the recorded loss. Accretion expense is also recognized for some non-interest bearing long-term electric option contracts for which Consumers has recorded a liability at the present value of the contracts.

GAS INVENTORY: Consumers uses the weighted average cost method for valuing working gas inventory. Beginning October 2000, gas inventory also includes recoverable cushion gas. Consumers records non-recoverable cushion gas in the appropriate gas utility plant account. Consumers stores gas inventory in its underground storage facilities.

PROPERTY, PLANT AND EQUIPMENT: Additions to property, plant and equipment are recorded at cost when first placed into service. When regulated assets are retired, or otherwise disposed of in the ordinary course of the business, the original cost and cost of removal, less salvage, is charged to accumulated depreciation. With respect to the retirement or disposal of non-regulated assets the resulting gains or losses are recognized as a component of income. Consumers is permitted to capitalize an allowance for funds used during construction on regulated construction projects and to include such amounts in plant in service.

Property, plant and equipment at December 31, 2002 and 2001, was as follows:


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                          Estimated
                                                                         Depreciable
Years Ended December 31                                                 Life in Years          2002          2001
-------------------------------------------------------------------------------------------------------------------
Electric:
                             Generation                                       13-75            $3,489        $3,368
                             Transmission                                     40-75                 -           450
                             Distribution                                     12-85             3,619         3,448
                             Other                                             5-50               300           288
                             Capital Leases (b)                                                   115           107

Gas:
                             Underground storage facilities (a)               25-55               217           210
                             Transmission                                     15-68               310           303
                             Distribution                                     35-70             1,899         1,807
                             Other                                             5-45               237           220
                             Capital Leases (b)                                                    56            53

 Other:
                             Non-utility property                              7-71                23            23
                             Construction work-in-progress (c)                                    548           480

Less accumulated depreciation, depletion and amortization                                       5,900         5,934
-------------------------------------------------------------------------------------------------------------------

Net property, plant and equipment                                                              $4,913        $4,823
===================================================================================================================

(a) Includes unrecoverable base natural gas in underground storage of $23 million and $14 million at December 31, 2002 and 2001, respectively, which is not subject to depreciation.

(b) Capital leases presented in this chart are gross amounts. Amortization of capital leases in 2002 and 2001 was $96 million and $91 million, respectively. Capital leases are amortized over the lease term or the service life of the assets in accordance with SFAS No. 13.

(c) Amount includes construction costs at December 31, 2002 and 2001 of $54 million and $16 million, respectively, relating to the capital lease of Consumers main headquarters.

MAINTENANCE, DEPRECIATION, DEPLETION AND AMORTIZATION: Consumers charges property repairs and minor property replacements to maintenance expense. Depreciable property retired or sold, plus cost of removal (net of salvage credits), is charged to accumulated depreciation. Consumers bases depreciation provisions for utility

                                                        Consumers Energy Company

property on straight-line and units-of-production rates approved by the MPSC. For 2002, 2001 and 2000, the composite depreciation rate for electric utility property was 3.1 percent annually. For 2002, 2001 and 2000, the composite rate for gas utility property was 4.5 percent, 4.4 percent and 4.4 percent, respectively. For 2002, 2001 and 2000, the composite rate for other property was
7.2 percent, 11.2 percent and 10.7 percent, respectively.

FINANCIAL INSTRUMENTS: Consumers accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings, unless such changes in fair value are other than temporary. In 2002, Consumers determined that the decline in value related to its investment in CMS Energy Common Stock was other than temporary as the fair value was below the cost basis for a period greater than six months. As a result, Consumers recognized a loss on its investment in CMS Energy Common Stock through earnings of $12 million in the fourth quarter of 2002. As of December 31, 2002, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $22 million; as of March 14, 2003 the value was $8 million. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported in accumulated depreciation. The fair value of these investments is determined from quoted market prices.

NUCLEAR FUEL COST: Consumers amortizes nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. Through November 2001, Consumers expensed the interest on leased nuclear fuel as it was incurred. Effective December 2001, Consumers no longer leases its nuclear fuel.

For nuclear fuel used after April 6, 1983, Consumers charges disposal costs to nuclear fuel expense, recovers these costs through electric rates, and then remits them to the DOE quarterly. Consumers elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of December 31, 2002, Consumers has a recorded liability to the DOE of $138 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest.

NUCLEAR PLANT DECOMMISSIONING: In 2002, Consumers collected $6 million from its electric customers for the decommissioning of its Palisades nuclear plant. Amounts collected from electric retail customers and deposited in trusts (including trust earnings) are credited to accumulated depreciation. In March 2001, Consumers filed updated decommissioning cost estimates for Big Rock and Palisades that were $349 million and $739 million in 2000 dollars, respectively. Using the inflation factors presented in the filing to the MPSC, the Palisades estimated decommissioning cost in 2002 dollars is $809 million. The Big Rock decommissioning cost in 2002 dollars is $327 million. Consumers' site-specific decommissioning cost estimates for Big Rock and Palisades assume that each plant site will eventually be restored to conform to the adjacent landscape, and all contaminated equipment will be disassembled and disposed of in a licensed burial facility. On December 31, 2000, Big Rock trusts were fully funded per the March 22, 1999 MPSC order and Consumers discontinued depositing funds in the trust. In December 2000, the NRC extended the Palisades operating license to March 2011 and the impact of this extension was included as part of Consumers' March 2001 filing with the MPSC. Consumers is required to file the next "Report on the Adequacy of the Existing Annual Provision for Nuclear Plant Decommissioning" (Report) with the MPSC by March 31, 2004.

In 1997, Big Rock closed permanently and plant decommissioning began. Consumers estimates that the Big Rock site will be returned to a natural state by the end of 2012 if the DOE begins removing the spent nuclear fuel by 2010. In 2002, Consumers incurred costs of $28 million that were charged to the accumulated depreciation reserve for decommissioning and withdrew $30 million from the Big Rock nuclear

                                                        Consumers Energy Company

decommissioning trust fund. In total, Consumers has incurred costs of $218 million that have been charged to the accumulated depreciation reserve for decommissioning and withdrew $209 million from the Big Rock nuclear decommissioning trust fund. These activities had no material impact on net income. At December 31, 2002, Consumers is the beneficiary of the investment in nuclear decommissioning trust funds of $110 million for Big Rock.

After retirement of Palisades, Consumers plans to maintain the facility in protective storage if radioactive waste disposal facilities are not available. Consumers will incur most of the Palisades decommissioning costs after the plant's NRC operating license expires. Palisades' current NRC license will expire in 2011 and the trust funds were estimated to have accumulated $921 million by that time, assuming currently approved MPSC surcharge levels. Consumers estimates that at the time Palisades is fully decommissioned in the year 2049, the trust funds will have provided $2.5 billion, including trust earnings, to pay for the anticipated expenditures over the entire decommissioning period. At December 31, 2002, Consumers is the beneficiary of the investment in the MPSC nuclear decommissioning trust funds of $416 million for Palisades. In addition, at December 31, 2002, Consumers has a FERC decommissioning trust fund with a balance of approximately $9 million.

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

RELATED-PARTY TRANSACTIONS: Consumers completed a five-year redemption of its investment of $250 million in ten shares of Enterprises' preferred stock in 2001. The balances as of December 31, 2002, 2001 and 2000 were $0, $0 and $50 million, respectively. Consumers has an investment in 2.4 million shares of CMS Energy Common Stock with a fair value totaling $22 million at December 31, 2002, see Note 5. In 2002, 2001 and 2000, Consumers received dividends from these two investments totaling $3 million, $6 million, and $10 million, respectively. In 2002, 2001, and 2000, Consumers paid parent company overhead costs to CMS Energy of $18 million, $11 million and $1 million, respectively. Such overhead costs were allocated to Consumers using the Massachusetts Formula.

In 2002, 2001 and 2000, Consumers paid $49 million, $55 million and $51 million, respectively, for electric generating capacity and energy from affiliates of Enterprises. From time to time, Consumers purchased a portion of its gas from CMS Oil and Gas and CMS MST. In both 2002 and 2001, Consumers did not make a purchase from CMS Oil and Gas. In 2000, Consumers purchased $3 million. In 2002, 2001 and 2000, Consumers' gas purchases from CMS MST were $127 million, $120 million and $95 million, respectively. Consumers pays a portion of its gas transportation costs to Panhandle and its subsidiary Trunkline. In 2002, 2001 and 2000 transportation fees paid were $22 million, $21 million and $38 million, respectively. In 2002, 2001 and 2000, Consumers paid $4 million, $4 million and $1 million, respectively, for gas transportation from CMS Bay Area Pipeline, L.L.C. In 2002, 2001 and 2000, Consumers and its subsidiaries sold, stored and transported natural gas and provided other services to the MCV Partnership totaling $27 million, $27 million and $26 million, respectively. For additional discussion of related-party transactions with the MCV Partnership and the FMLP, see Notes 2 and 11. Other related-party transactions are immaterial.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

                                                        Consumers Energy Company

In March 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets, in 1999, by approximately $535 million and establishing a regulatory asset for a corresponding amount. As of December 31, 2002, Consumers had a net investment in energy supply facilities of $1.475 billion included in electric plant and property.

Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business on a prospective basis, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring.

SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

The following regulatory assets (liabilities), which include both current and non-current amounts, are reflected in the Consolidated Balance Sheets. These costs are expected to be recovered through rates over periods of up to 14 years. Consumers recognized an OPEB transition obligation in accordance with SFAS No. 106 and established a regulatory asset for this amount, which it expects to recover in rates over the next ten years.

                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
December 31                                                                              2002              2001
---------------------------------------------------------------------------------------------------------------

Securitized costs (Note 2)                                                             $  689            $  717
Postretirement benefits (Note 7)                                                          204               228
Electric Restructuring Implementation Plan (Note 2)                                        83                82
Manufactured gas plant sites (Note 2)                                                      69                70
Abandoned Midland project                                                                  11                12
Income taxes (Note 4)                                                                       -                 6
Other                                                                                      16                15
                                                                                      --------------------------

Total regulatory assets                                                                $1,072            $1,130
================================================================================================================

Income taxes (Note 4)                                                                  $ (297)           $ (282)
GCR over recovery                                                                         (11)               (9)
Other                                                                                      (5)                -
                                                                                      -------------------------

Total regulatory liabilities                                                           $ (313)           $ (291)
===============================================================================================================

In October 2000, Consumers received an MPSC order authorizing Consumers to securitize certain regulatory assets up to $469 million, net of tax, see Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring". Accordingly, in December 2000, Consumers established a regulatory asset for securitized costs of $709 million, before tax, that had previously been recorded in other regulatory asset accounts. In order to prepare for the financing of the securitization assets and the subsequent retirement of debt with securitization proceeds, issuance fees of $1 million, $10 million and $1 million were incurred in 2002, 2001 and 2000, respectively, and capitalized as a part of securitization costs. These issuance costs are amortized each month

                                                        Consumers Energy Company

for up to fourteen years. Amortization of the Securitized assets approximated $29 million and $2 million in 2002 and 2001, respectively for accumulated Securitized cost amortization of $31 million. The components of the unamortized Securitized costs are illustrated below.

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
December 31                                                                              2002               2001
----------------------------------------------------------------------------------------------------------------

Unamortized nuclear costs                                                                $405              $405
Postretirement benefits                                                                    84                84
Income taxes                                                                              203               203
Uranium enrichment facility                                                                16                16
Accumulated Securitization cost amortization                                              (31)               (2)
Other                                                                                      12                11
                                                                                        -----------------------

Total unamortized securitized costs                                                      $689              $717
===============================================================================================================

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS:

SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS: This Standard issued in July 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Effective January 1, 2002, the provisions of SFAS No. 142 had no impact on Consumers' consolidated results of operations or financial position.

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS:
This new standard was issued by the FASB in October 2001, and supersedes SFAS No. 121, and APB Opinion No. 30. SFAS No. 144 requires long-lived assets to be measured at the lower of either the carrying amount or of the fair value less the cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144, effective January 1, 2002, results in Consumers accounting for any impairment or disposal of long-lived assets under the provisions of SFAS No. 144 subsequent to January 1, 2002, but will not change the accounting used for previous asset impairments or disposals.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB in April 2002, this standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. The provisions of this section are applicable to fiscal years beginning 2003, but may be adopted early. Consumers has adopted this provision early, with no material affect to its income statement. SFAS No. 145 amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring after May 15, 2002. Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections and rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. These provisions are effective for financial statements issued on or after May 15, 2002. Upon adoption of the standard, there was no impact on Consumers' financial statements.

SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent

Consumers Energy Company

disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Consumers decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Therefore, Consumers recorded $1.7 million in expense for the fair value of stock options issued in 2002.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

SFAS NO. 143, ACCOUNTING FOR ASSETS RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. Consumers has determined that it has legal asset retirement obligations, particularly in regard to its nuclear plants, but has not yet finalized its assessment of the obligation. However, upon initial adoption of the standard, Consumers expects to record a regulatory liability, as well as an asset retirement obligation, as required by SFAS No.
71. The regulatory liability recognizes the difference between the cost of removal included in the reserve for accumulated depreciation for assets within the scope of SFAS No. 143 and the accretion expense of the asset retirement obligation and the depreciation expense of the asset retirement obligation asset from when the obligation was initially incurred through December 2002. When the asset retirement obligation liability is initially recorded, the company would capitalize an offsetting amount by increasing the carrying amount of the related long-lived asset. Over time, the initial liability would be accreted to its present value each period and the capitalized cost would be depreciated over the related asset's useful life.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. Consumers does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS:
Effective January 2003, this interpretation elaborates on the disclosure to be made by a guarantor about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of this interpretation does not apply to certain guarantee contracts, such as warranties, derivatives, or guarantees between either parent and subsidiaries or corporations under common control, although disclosure of such guarantees is required. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002; no cumulative effect adjustments are required.

Following is a general description of Consumers' guarantees as required by this
Interpretation:

December 31, 2002                                                                                      In Millions
------------------------------------------------------------------------------------------------------------------
                                                     Issue   Expiration      Maximum     Carrying         Recourse
Guarantee Description                                 Date         Date   Obligation       Amount     Provision(a)
------------------------------------------------------------------------------------------------------------------
Standby letters of credit                          Various      Various       $    7       $    -            $   -
Surety bonds                                       Various      Various            9            -                -
Nuclear insurance retrospective premiums           Various      Various          120            -                -

==================================================================================================================

(a) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

                                                        Consumers Energy Company

Following is additional information regarding Consumers' guarantees:

December 31, 2002
---------------------------------------------------------------------------------------------------------------------
                                                                                                    Events That Would
Guarantee Description                               How Guarantee Arose                           Require Performance
---------------------------------------------------------------------------------------------------------------------
Standby letters of credit                           Normal operations of                          Non-compliance with
                                                      coal power plants                     environmental regulations
                                                    Self insurance requirement                        Non-performance
Surety bonds                                        Normal operating activity,                        Non-performance
                                                      permits and license
Nuclear insurance retrospective premiums            Normal operations of                             Call by NEIL and
                                                      nuclear plants                               Price-Anderson Act
                                                                                                 for nuclear incident

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

OTHER: For significant accounting policies regarding income taxes, see Note 4; for derivatives, see Note 5; for executive incentive compensation, see Note 6; for pensions and other postretirement benefits, see Note 7; and for leases, see
Note 8.

2: UNCERTAINTIES

Several business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties are discussed in detail below and include: 1) pending litigation and government investigations;
2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) electric industry restructuring issues; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 6) the recovery of electric restructuring implementation costs; 7) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; 9) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel and the successful operation of Palisades by NMC; 10) the effects of derivative accounting and potential earnings volatility; 11) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 12) future gas industry restructuring initiatives; 13) any initiatives undertaken to protect customers against gas price increases; 14) an inadequate regulatory response to applications for

                                                        Consumers Energy Company

requested rate increases; 15) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 16) Consumers' continuing ability to raise funds at reasonable rates in order to meet the cash requirements of its electric and gas business.

SEC AND OTHER INVESTIGATIONS: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no apparent effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. CMS Energy has also received subpoenas from U.S. Attorneys Offices regarding investigations of those trades. CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed in the United States District Court for the Eastern District of Michigan as purported class actions by individuals who allege that they purchased CMS Energy's securities during a purported class period. At least two of the complaints contain purported class periods beginning on August 3, 2000 and running through May 10, 2002 or May 14, 2002. These complaints generally seek unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about the company's business and financial condition. The cases have been consolidated into a single lawsuit and an amended and consolidated complaint is due to be filed by May 1, 2003. CMS Energy and Consumers intend to vigorously defend against this action. Consumers cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. Consumers cannot predict the outcome of this litigation.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air -- In 1998, the EPA issued final regulations requiring the state of Michigan to further limit nitrogen

                                                        Consumers Energy Company

oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA final regulations in December 2002 and submitted these rules for approval to the EPA in the first quarter of 2003. In addition, the EPA has also issued additional final regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the state final regulations will require Consumers to make significant capital expenditures estimated to be $770 million. As of December 31, 2002, Consumers has incurred $405 million in capital expenditures to comply with the EPA final regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers currently expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits for years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year, however, the market for nitrogen oxide emissions credits is volatile and the price could change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the future standards. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

These and other required environmental expenditures, if not recovered from customers in Consumers' rates, may have a material adverse effect upon Consumers' financial condition and results of operations.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of December 31, 2002, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (a requirement Consumers believes itself to be in compliance with at this time); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below); 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures

                                                        Consumers Energy Company

in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance with item 7 above. Consumers is also highly confident that it will meet the conditions contained in item 5 above, prior to the earliest rate cap termination dates specified in the act. Failure to do so, however, could result in an extension of the rate caps to as late as December 31, 2013.

In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2000 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon as little as 30 days notice to Consumers, to return to Consumers' generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial) retail open access load reaches 10 percent of Consumers' total load for that class of customers, then returning retail open access customers for that class must give 60 days notice to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

SECURITIZATION: In October 2000 and January 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. The orders authorized Consumers to securitize approximately $469 million in qualified costs, which were primarily regulatory assets plus recovery of the Securitization expenses. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the majority of the impact of the required residential rate reduction (approximately $22 million in 2000 and $49 million annually thereafter). The orders directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are approximately $12 million annually.

In November 2001, Consumers Funding issued $469 million of Securitization bonds, Series 2001-1. The Securitization bonds mature at different times over a period of up to 14 years, with an average interest rate of 5.3 percent. The last expected maturity date is October 20, 2015. Net proceeds from the sale of the Securitization bonds, after issuance expenses, were approximately $460 million. Consumers used the net proceeds to retire $164 million of its common equity from its parent, CMS Energy. CMS Energy used the $164 million from Consumers to pay down its own short-term debt. From December 2001 through March 2002, the remainder of these proceeds were used to pay down Consumers' long-term debt and Trust Preferred Securities. CMS Energy used the $164 million from Consumers to pay down its own short-term debt.

Consumers and Consumers Funding will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001.

                                                        Consumers Energy Company

These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true-up occurred in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charge collections, $52 million in 2002, are remitted to a trustee for the Securitization bonds. Securitization charge collections are dedicated for the repayment of the principle and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding and can only be used for those purposes. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitized property, are not available to creditors of Consumers or CMS Energy.

Regulatory assets are normally amortized over their period of regulated recovery. Beginning January 1, 2001, the amortization was deferred for the approved regulatory assets being securitized, which effectively offset the loss in revenue in 2001 resulting from the five percent residential rate reduction. In December 2001, after the Securitization bonds were sold, the amortization was re-established, based on a schedule that is the same as the recovery of the principal amounts of the securitized qualified costs. In 2002, the accumulated amortization amount was approximately $31 million and the securitized assets will be fully amortized by the end of 2015.

On March 4, 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs associated with Clean Air Act expenditures, post-2000 Palisades expenditures, and retail open access implementation costs, through December 31, 2003 and certain pension fund expenses, and expenses associated with the issuance of the bonds.

TRANSMISSION: In 1999, the FERC issued Order No. 2000, strongly encouraging electric utilities to transfer operating control of their electric transmission system to an RTO, or sell the facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act, which also requires utilities to divest or transfer the operating authority of transmission facilities to an independent company. Consumers chose to offer its electric transmission system for sale rather than own and invest in an asset that it could not control. In May 2002, Consumers sold its electric transmission system (METC) for approximately $290 million in cash to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

Trans-Elect, Inc. submitted the winning bid through a competitive bidding process, and various federal agencies approved the transaction. Consumers did not provide any financial or credit support to Trans-Elect, Inc. Certain of Trans-Elect's officers and directors are former officers and directors of CMS Energy, Consumers and their subsidiaries. None of them were employed by CMS Energy, Consumers, or their affiliates when the transaction was discussed internally and negotiated with purchasers. As a result of the sale, Consumers experienced an after-tax earnings increase of approximately $17 million in 2002, due to the recognition of a $26 million gain on the sale of the electric transmission system. This gain from the sale is offset by a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH, including the loss of a return on the sold electric transmission system. Consumers anticipates that the future impact of the loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system on its after-tax earnings will be a decrease of $15 million in 2003, and a decrease of approximately $14 million annually for the next three years.

Under the agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH. Effective April 30, 2002, Consumers and METC withdrew from the Alliance RTO, and MTH (METC) has joined the MISO RTO.

                                                        Consumers Energy Company

When IPPs connect to transmission systems, they pay transmission companies the capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. It is the FERC's policy that the system upgrade portion of these IPP payments be credited against transmission service charges over time as transmission service is taken. METC recorded a $35 million liability for IPP credits. Subsequently, MTH assumed this liability as part of its purchase of the electric transmission system. Several months after METC started operation, the FERC changed its policy to provide for interest on IPP payments that are to be credited. The $35 million liability for IPP credits does not include interest since the associated interconnection agreements do not at this time provide for interest. MTH has asserted that Consumers may be liable for interest on the IPP payments to be credited if interest provisions are added to these agreements. Consumers believes that any potential liability would not have a material adverse affect on its financial condition.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. In recent years, Consumers has planned for a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. However, in light of various factors, including the addition of new generating capacity in Michigan and throughout the Midwest region and additional transmission import capability, Consumers is continuing to evaluate the appropriate reserve margin for 2003 and beyond. Currently, Consumers has an estimated reserve margin of approximately 11 percent for summer 2003, or 111 percent of projected summer peak load. Of the 111 percent, approximately 101 percent is met from owned electric generating plants and long-term power purchase contracts and 10 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin needed will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of mid-March 2003, alternative electric suppliers are providing 516 MW of generation supply to ROA customers. Consumers' reserve margin does not include generation being supplied by other alternative electric suppliers under the ROA program.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of December 31, 2002, Consumers had purchased or had commitments to purchase electric call option and capacity contracts partially covering the estimated reserve margin requirements for 2003 through 2007. As a result Consumers has a recognized asset of $30 million for unexpired call options and capacity contracts. The total cost of electricity call option and capacity contracts for 2002 was $13 million.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost for fuel, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process, and would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003 and, therefore, the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

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

                                                        Consumers Energy Company

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

According to the MPSC, "net" Stranded Costs were to be recovered from retail open access customers through a Stranded Cost transition charge. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million and $43 million for 2000 and 2001, respectively. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. As noted above, Consumers has filed a request with the MPSC for authority to issue securitization bonds that would allow recovery of the Clean Air Act expenditures and post-2000 Palisades expenditures that were excluded from the Stranded Cost calculation.

On March 4, 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and post-2000 Palisades' expenditures were approved as proposed in its securitization case as discussed above, then Consumers' "net" Stranded Costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million. Consumers cannot predict the recoverability of Stranded Costs, and therefore has not recorded any regulatory assets to recognize the future recovery of such costs.

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers intends to participate in this collaborative process.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                         Consumers Energy Company


                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------

1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8                    -                     -
2003                         2002                 2               2                    -                     -
==============================================================================================================


The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of December 2002, Consumers incurred and deferred as a regulatory asset, $1 million of additional implementation costs and has also recorded as a regulatory asset $13 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. However, Consumers cannot predict the amount the FERC will ultimately order to be reimbursed by the MISO.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its estimated refund obligation. As of December 2002, Consumers had paid $17 million in refunds.

In November 2002, the MPSC, upon its own motion, commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

                                                        Consumers Energy Company

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

Consumers' consolidated retained earnings include undistributed earnings from the MCV Partnership for the years 2002, 2001 and 2000 of $226 million, $184 million, and $168 million, respectively.

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions

Years Ended December 31                                                2002               2001                2000
------------------------------------------------------------------------------------------------------------------

Operating income                                                        $52                $36                 $56
Income taxes and other                                                   18                 11                  18
Cumulative effect of a change in accounting for derivatives,
  net of $10 million tax expense (Note 11)                               18                 --                  --
------------------------------------------------------------------------------------------------------------------

Net income                                                              $52                $25                 $38
==================================================================================================================

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the termination of the PPA in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, a fixed energy charge, and a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging
3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. Recovery of both the 915 MW and 325 MW portions of the PPA are subject to certain limitations discussed below. After September 2007, the PPA's terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At December 31, 2002, 2001 and 2000, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $34 million, $50 million and $64 respectively. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1, 1999, that addressed, among other things, the ability of the MCV Partnership to count modifications increasing the capacity of the existing MCV Facility for purposes of computing the availability of contract capacity under the PPA for billing purposes. That settlement agreement capped availability payments that may be billed by the MCV Partnership at a 98.5 percent level.

When Consumers returns, as expected, to unfrozen rates beginning in 2004, Consumers will recover from customers, on-peak and off-peak capacity, so long as availability does not exceed an average 88.7% percent established in previous MPSC orders. For availability payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                        Consumers Energy Company


                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
                                                                      2003      2004     2005      2006      2007
-----------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                   $37       $36       $36      $36       $25
================================================================================================================

It is currently estimated that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted.

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

NUCLEAR MATTERS: Throughout 2002, Big Rock, currently in decommissioning, progressed on plan with building and equipment dismantlement to return the site to a natural setting free for any future use. Periodic NRC inspection reports continued to reflect positively on Big Rock project performance. The NRC found all decommissioning activities were performed in accordance with applicable regulatory and license conditions.

In February 2003, the NRC completed its end-of-cycle plant performance assessment of Palisades. The end-of-cycle review for Palisades covered the 2002 calendar year. The NRC determined that Palisades was operated in a manner that preserved public health and safety and fully met all cornerstone objectives. Based on the plant's performance, only regularly scheduled inspections are planned through March 2004. The NRC noted that they are planning inspections of the new independent spent fuel storage facility as needed during construction activities along with routine inspections for the new security requirements.


Spent Nuclear Fuel Storage: During the fourth quarter of 2002, equipment fabrication, assembly and testing was completed at Big Rock on NRC approved transportable steel and concrete canisters or vaults, commonly known as "dry-casks" for temporary onsite storage of spent fuel and movement of fuel from the fuel pool to dry casks began. As of March 2003, all of the seven dry casks had been loaded with spent fuel. These transportable dry casks will remain onsite until the DOE moves the material to a permanent national fuel repository.

At Palisades, the amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, "dry casks", for temporary on-site storage. As of December 31, 2002, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry

                                                        Consumers Energy Company


casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

In 1997, a federal court decision has confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and recently the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims. If the litigation, that was commenced in the fourth quarter of 2002, against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law.

On March 26, 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation filed a complaint with the MPSC that asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning the recovery of costs associated with spent nuclear fuel storage and disposal. The complaint alleges that the rates of Consumers Energy, The Detroit Edison Company, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation are unjust and unreasonable with respect to the recovery of costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief, including the establishing of external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures to assure that adequate funds are available for the storage and disposal of spent nuclear fuel. Consumers has not had an opportunity to review the complaint in detail.

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

Palisades Plant Operations: In December 2000, the NRC issued an amendment revising the operating license for Palisades to extend its expiration date to March 2011, with no restrictions related to reactor vessel embrittlement.

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

Following a refueling outage in April 2001, the Palisades reactor was shut down on June 20, 2001 so technicians could inspect a small steam leak on a control rod drive assembly. There was no risk to the public or workers. In August 2001, Consumers completed an expanded inspection that included all similar control rod drive assemblies and elected to completely replace all the components. Installation of the new components was completed in December 2001. The plant was returned to service on January 21, 2002 and has been in continuous operation with the exception of three days in December 2002 when there was a transmission line related outage. Consumers' capital expenditures for the components and their installation was approximately $31 million.

From the start of the June 20th outage through the end of 2001, the impact on net income of replacement power supply costs associated with the outage was approximately $59 million. Subsequently, in January 2002,

                                                        Consumers Energy Company


the impact on 2002 net income was $5 million.

Insurance: Consumers maintains primary and excess nuclear property insurance from NEIL, totaling $2.7 billion in recoverable limits for the Palisades nuclear plant. Consumers also procures coverage from NEIL that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades. NEIL's policies include coverage for acts of terrorism.

Consumers retains the risk of loss to the extent of the insurance deductibles and to the extent that its loss exceeds its policy limits. Because NEIL is a mutual insurance company, Consumers could be subject to assessments from NEIL up to $25.8 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at its, or any other member's nuclear facility.

Consumers maintains nuclear liability insurance for injuries and off-site property damage resulting from the nuclear hazard at Palisades for up to approximately $9.5 billion, the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. The Price-Anderson Act was recently extended to December 31, 2003. Part of the Price-Anderson Act's financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any of such facilities. The maximum assessment against Consumers could be $88 million per occurrence, limited to maximum annual installment payments of $10 million. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, Consumers remains responsible for a maximum assessment of up to $6.3 million. The Big Rock plant remains insured for nuclear liability by a combination of insurance and United States government indemnity totaling $544 million.

Insurance policy terms, limits and conditions are subject to change during the year as Consumers renews its policies.

CAPITAL EXPENDITURES: In 2003, 2004, and 2005, Consumers estimates electric capital expenditures, including new lease commitments and environmental costs under the Clean Air Act, of $341 million, $408 million, and $385 million, respectively.

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

Coal Supply: Consumers has entered into coal supply contracts with various suppliers for its coal-fired generating stations. Under the terms of these agreements, Consumers is obligated to take physical delivery of the coal and make payment based upon the contract terms. Consumers' current contracts have expiration dates that range from 2003 to 2005, and total an estimated $276 million. Long-term coal supply contracts account for approximately 60 to 90 percent of Consumers annual coal requirements. In 2002, coal purchases totaled $247 million of which $224 million (88 percent of the tonnage requirement) was under long-term contract. Consumers supplements its long-term contracts with spot-market purchases.

Power Supply, Capacity and Transmission: As of December 31, 2002, Consumers had future unrecognized commitments to purchase power supply and transmission services under fixed price forward contracts for the years 2003 and 2004 totaling $15 million. Consumers also had commitments to purchase capacity and energy

                                                        Consumers Energy Company


under long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments for the years 2003 through 2030 total an estimated $16 billion, undiscounted, which includes $12 billion related to the MCV Facility. This amount may vary depending upon plant availability and fuel costs. If a plant were not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment until the plant could deliver. For further information, see
Note 2, Uncertainties, "The Midland Cogeneration Venture" for information concerning power purchases from the MCV Facility.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to further investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between three and seven percent for this type of activity. Consumers expects to recover a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of December 31, 2002, Consumers has an accrued liability of $51 million, net of $31 million of expenditures incurred to date, and a regulatory asset of $70 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

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

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation process with the MPSC, Consumers expects to collect all of its incurred gas costs. Under an order issued by the MPSC on March 12, 2003, Consumers is allowed to increase its maximum GCR factor in May 2003, based on a formula that tracks increases in NYMEX prices.

2001 GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. On November 7, 2002, the MPSC issued a final order approving a $56 million annual gas distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent

                                                        Consumers Energy Company


authorized return on equity, effective for service November 8, 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements.

2003 GAS RATE CASE: On March 14, 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent authorized return on equity, based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customer's average monthly distribution bill. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.

In September 2002, the FERC issued an order rejecting a filing by Consumers to assess certain rates for non-physical gas title tracking services offered by Consumers. Despite Consumers' arguments to the contrary, the FERC asserted jurisdiction over such activities and allowed Consumers to refile and justify a title transfer fee not based on volumes as Consumers proposed. Because the order was issued six years after Consumers made its original filing initiating the proceeding, over $3 million in non-title transfer tracking fees had been collected. No refunds have been ordered, and Consumers sought rehearing of the September order. If refunds were ordered they may include interest which would increase the refund liability to more than the $3 million collected. In December 2002, Consumers established a $3.6 million reserve related to this matter. Consumers is unable to say with certainty what the final outcome of this proceeding might be.

In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the November 7, 2002 gas rate order in case U-13000, with the Customer Choice Act, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

OTHER GAS UNCERTAINTIES

CAPITAL EXPENDITURES: In 2003, 2004, and 2005, Consumers estimates gas capital expenditures, including new lease commitments, of $144 million, $167 million, and $225 million, respectively.

COMMITMENTS FOR GAS SUPPLIES: Consumers contracts to purchase gas and transportation from various suppliers for its natural gas business. These contracts have expiration dates that range from 2003 to 2005. Consumers' 2002 gas requirements totaled 199 bcf at a cost of $727 million. As of the end of 2002, Consumers' expected gas requirements for 2003 are 231 bcf of which 38 percent is covered by existing contracts.

OTHER UNCERTAINTIES

COLLECTIVE BARGAINING AGREEMENT: As of December 31, 2002, 44 percent of Consumers workforce was represented by the Utility Workers Union of America. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000, and will continue in full force and effect until June 1, 2005. Consumers is currently negotiating with the Union for a collective bargaining agreement for its Call Center employees.

                                                        Consumers Energy Company

DERIVATIVE ACTIVITIES: Consumers uses a variety of contracts to protect against commodity price and interest rate risk. Some of these contracts may be subject to derivative accounting, which requires that the value of the contracts to be adjusted fair value through earnings or equity depending upon certain criteria. Such adjustments to fair value could cause earnings volatility. For further information about derivative activities, see Note 5, Financial and Derivative Instruments.

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

3: FINANCINGS AND CAPITALIZATION

REGULATORY AUTHORIZATION FOR FINANCINGS: At December 31, 2002, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $677 million for general corporate purposes, and $900 million of first mortgage bonds to be issued solely as security for the long-term securities. On October 10, 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

SHORT-TERM FINANCINGS: At December 31, 2002, a total of $457 million was outstanding at a weighted average interest rate of 4.5 percent, compared with $416 million outstanding on a revolving credit facility and unsecured lines of credit at December 31, 2001, at a weighted average interest rate of 2.7 percent.

On July 12, 2002, Consumers entered into two credit facilities as follows: a $250 million revolving credit facility maturing July 11, 2003 and a $300 million term loan maturing July 11, 2003. In September 2002, the term loan maturity was extended by one year at Consumers' option and now has a maturity date of July 11, 2004. These two facilities aggregating $550 million replace a $300 million revolving credit facility that matured July 14, 2002 as well as various credit lines aggregating $200 million. At December 31, 2002, a total of $550 million was outstanding under the revolver and term loan, of which $250 million was included in notes payable and $300 million was included in long-term debt maturing in 2004. The prior credit facilities and lines were unsecured. The two new credit facilities are secured with Consumers' first mortgage bonds and are available to finance seasonal working capital requirements and to pay for capital expenditures between long-term financings.

                                                        Consumers Energy Company


Consumers $250 million revolving credit facility had, as of December 31, 2002, an effective interest rate of 5.9 percent, although the rate may fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. The effective interest rate on the $300 million term loan was
8.9 percent as of December 31, 2002. The rate may fluctuate depending on the rating of Consumers' first mortgage bonds or changes in the base LIBOR rate. Consumers bank and legal fees associated with arranging the facilities in July 2002 was $6 million.

The two credit facilities have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

                                                   Limitation                          Ratio at December 31, 2002
=================================================================================================================
Debt to Capital Ratio (a)(b)                 Not more than 0.65 to 1.00                           0.55 to 1.00
Interest Coverage Ratio (a)(b)                 Not less than 2.0 to 1.0                            4.00 to 1.0
=================================================================================================================

(a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) The terms of the credit facilities provide for the exclusion of securitization bonds in the calculation of the debt to capital ratio.

In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million, secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003.

Under the provisions of its articles of incorporation, Consumers had $394 million of unrestricted retained earnings available to pay common dividends at December 31, 2002. However, pursuant to restrictive covenants in its facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. Consumers paid $231 million and $190 million in common stock dividends to CMS Energy in 2002 and 2001, respectively. In January 2003, Consumers declared and paid a $78 million common dividend.

In July 2002, the credit rating of the publicly traded securities of Consumers was downgraded by the major rating agencies. As a result of certain of these downgrades, certain commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity. Consumers is addressing these issues as required.

In October 2002, Consumers simultaneously entered into a new term loan agreement collateralized by first mortgage bonds and a new gas inventory term loan agreement collateralized by Consumers' natural gas in storage. These agreements contain complementary collateral packages that provide Consumers, as additional first mortgage bonds become available, borrowing capacity of up to $225 million, of which $207 million was outstanding at December 31, 2002 with an effective interest rate of 6.3 percent. The bank and legal fees associated with the agreements were $2 million. The first amortization payment under these agreements occurred in December 2002 with monthly amortization payments scheduled until full repayment is completed in mid-April of 2003. The loan amortization also reduces the bank's loan commitment to the amount of loan outstanding which was $207 million as of December 31, 2002.

LONG-TERM FINANCINGS: In March 2002, Consumers sold $300 million principal amount of 6 percent senior notes, maturing in March 2005. Net proceeds from the sale were $299 million. Consumers used the net proceeds to replace a first mortgage bond that was to mature in 2003.

In March 2003, Consumers entered into a $140 million term loan, secured by first mortgage bonds, with a private investor bank. This loan has a term of six years, at a cost of LIBOR plus 475 basis points. Also in March 2003, Consumers entered into a $150 million term loan, secured by first mortgage bonds. This term loan has a three year maturity, at a cost of LIBOR plus 450 basis points.

FIRST MORTGAGE BONDS: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its first mortgage bond Indenture, its articles of incorporation and the need for regulatory approvals to meet appropriate federal law.

                                                        Consumers Energy Company


MANDATORILY REDEEMABLE PREFERRED SECURITIES: Consumers has wholly owned statutory business trusts that are consolidated within its financial statements. Consumers created these trusts for the sole purpose of issuing Trust Preferred Securities. The primary asset of the trusts is a note or debenture of Consumers. The terms of the Trust Preferred Security parallel the terms of the related Consumers' note or debenture. The term, rights and obligations of the Trust Preferred Security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, Consumers' guarantee of the related Trust Preferred Security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and Trust Preferred Security constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow.

                                                                                                       In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                                                          Earliest
Trust and Securities                              Rate           Amount Outstanding         Maturity    Redemption
-------------------------------------------------------------------------------------------------------------------
December 31                                                  2002        2001       2000                       Year
-------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities           8.36%      $ 70        $100       $100      2015            2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities           8.20%       120         120        120      2027            2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities           9.25%       175         175        175      2029            2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                      9.00%       125         125          -      2031            2006
                                                             ---------------------------

Total                                                        $490        $520       $395
==================================================================================================================

In March 2002, Consumers reduced its' outstanding debt to Consumers Power Company Financing I, Trust Originated Preferred Securities by $30 million.

OTHER: Consumers has a total of $126 million of long-term pollution control revenue bonds outstanding, secured by first mortgage bonds and insurance policies. These bonds had a weighted average interest rate of 2.7 percent at December 31, 2002.

On April 1, 2002, Consumers established a new subsidiary, Consumers Receivables Funding. This consolidated subsidiary was established as a special purpose entity to properly reflect the sale of trade receivables from Consumers to the purchaser, an unrelated third party under a trade receivables sale agreement. Prior to the establishment of Consumers Receivables Funding, Consumers sold its accounts receivable directly to the purchaser. At December 31, 2002 and 2001, the receivables sold under the program were $325 million and $334 million, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold.

Under the program discussed above, during 2002 and 2001, Consumers sold accounts receivable but retained servicing responsibility. Consumers is responsible for the collectability of the accounts receivable sold, however, the purchaser of sale of accounts receivable have no recourse to Consumers' other assets for failure of debtors to pay when due and there are no restrictions on accounts receivables not sold. No gain or loss has

                                                        Consumers Energy Company


been recorded on the sale of accounts receivable and Consumers retains no interest in the receivables sold. The average annual discount rate was 2.05 percent and 4.37 percent for 2002 and 2001, respectively.

4: INCOME TAXES

Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated based on each company's separate taxable income. As of December 31, 2002, 2001, 2000, Consumers had tax related receivables (payables) from CMS Energy of $44 million, $27 million and ($12) million, respectively.

The Job Creation and Worker Assistance Act of 2002 provided to corporate taxpayers a 5-year carryback of tax losses incurred in 2001 and 2002. As a result of this legislation, CMS Energy was able to carry back consolidated 2001 and 2002 tax losses to tax years 1996 through 1999 to obtain refunds of prior years tax payments totaling $250 million. The tax loss carryback, however, resulted in a reduction in AMT credit carryforwards that previously had been recorded by CMS Energy as deferred tax assets in the amount of $47 million. This non-cash reduction in AMT credit carryforwards has been reflected in the tax provisions of CMS Energy and allocated to each of its consolidated subsidiaries, according to their contributions to the consolidated CMS Energy tax loss, under the CMS Energy tax sharing agreement. Based on the final allocation, Consumers' allocable share, $25 million, has been reflected as a dividend paid by Consumers to CMS Energy.

Consumers practices deferred tax accounting for temporary differences in accordance with SFAS No. 109. Consumers uses ITC to reduce current income taxes payable, and defers and amortizes ITC over the life of the related property. AMT paid generally becomes a tax credit that Consumers can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. At December 31, 2002, Consumers had tax loss carryforwards in the amount of $43 million that expire in 2021.

The significant components of income tax expense (benefit) consisted of:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                2002              2001               2000
----------------------------------------------------------------------------------------------------------------
Current federal income taxes                                           $(97)             $(39)             $149
Deferred income taxes                                                   283               143                (4)
Deferred ITC, net                                                        (6)               (7)               (8)
                                                                      -------------------------------------------

                                                                       $180               $97              $137
=================================================================================================================

                                                        Consumers Energy Company


The principal components of Consumers' deferred tax assets (liabilities) recognized in the balance sheet are as follows:

                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
December 31                                                                             2002                 2001
-----------------------------------------------------------------------------------------------------------------
Property                                                                              $  (789)          $   (557)
Unconsolidated investments                                                               (223)              (211)
Securitization costs (Note 2)                                                            (192)              (194)
Postretirement benefits (Note 7)                                                          (72)               (76)
Gas inventories                                                                           (74)               (57)
Employee benefit obligations, includes (OPEB) of $94
  and $103 and 2002 includes $100 for minimum pension
  liability (Note 7)                                                                      208                123
FAS 109 regulatory liability                                                              115                117
Power purchases (Note 2)                                                                   18                 28
Tax loss carryforward                                                                      15                  -
AMT credit carryforward                                                                     7                 30
Other, net                                                                                 13                  1
                                                                                 --------------------------------

                                                                                      $  (974)          $   (796)
=================================================================================================================

Deferred tax liabilities                                                              $(1,528)          $ (1,270)
Deferred tax assets                                                                       554                474
                                                                                 --------------------------------

                                                                                      $  (974)          $   (796)
=================================================================================================================

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                        Consumers Energy Company

                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
Years Ended December 31                                            2002                 2001                 2000
-----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
  accounting principle                                            $ 363                $ 199               $ 284
Income taxes                                                        180                   97                 137
Preferred securities distributions                                  (44)                 (41)                (34)
                                                                  -----------------------------------------------

Pretax income                                                       499                  255                 387
Statutory federal income tax rate                                  x 35%                x 35%               x 35%
                                                                  -----------------------------------------------

Expected income tax expense                                         174                   89                 136
Increase (decrease) in taxes from:
  Property differences not previously deferred                       14                   17                  16
  Loss on investment in CMS Energy Common Stock                       4                    -                   -
  Gain on sale of METC                                               (5)                   -                   -
  ITC amortization/adjustments                                       (6)                  (7)                 (9)
  Affiliated companies' dividends                                    (1)                  (2)                 (3)
  Other, net                                                          -                    -                  (3)
                                                                   ---------------------------------------------

Actual income tax expense                                         $ 180                $  97               $ 137
================================================================================================================

Effective tax rate                                                 36.0%                38.0%               35.4%
================================================================================================================

5: FINANCIAL AND DERIVATIVE INSTRUMENTS

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. Consumers estimates the fair values of long-term investments based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term investments, except as shown below, approximate fair value.

                                                        Consumers Energy Company


                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
December 31                                           2002                                  2001
---------------------------------------------------------------------------------------------------------------
                                                      Fair     Unrealized                   Fair     Unrealized
Available-for-sale securities               Cost     Value        Gain            Cost     Value           Gain
---------------------------------------------------------------------------------------------------------------
Common stock of CMS Energy (a)             $  22      $ 22           $  -        $  35      $ 57          $  22
SERP                                          18        19              1           22        24              2
Nuclear decommissioning
 investments (b)                             458       536             78          467       581            114
===============================================================================================================

(a) Consumers recognized a $12 million loss on this investment in 2002 because the loss was other than temporary, as the fair value was below the cost basis for a period greater than six months. As of December 31, 2002, Consumers held
2.4 million shares of CMS Energy Common Stock with a fair value of $22 million; as of March 14, 2003 the value was $8 million.

(b) Consumers classifies its unrealized gains and losses on nuclear decommissioning investments in accumulated depreciation.

At December 31, 2002, the carrying amount of long-term debt was $2.4 billion and at December 31, 2001, $2.5 billion, and the fair values were $2.2 billion and $2.5 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 1.

RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS: Consumers is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. Consumers' market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of certain business unit managers. The role of the risk committee is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by Consumers' Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

Consumers uses various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that an opposite movement in the value of the at risk item would offset any losses incurred on the contracts. Consumers enters into all risk management contracts for purposes other than trading.

Contracts used to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting in accordance with SFAS No. 133. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

Consumers adopted SFAS No. 133 on January 1, 2001. This standard requires Consumers to recognize at fair value all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or

                                                        Consumers Energy Company


liabilities. The standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying hedge criteria. Consumers determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. At December 31, 2002, Consumers assumed a market-based interest rate of 4.5 percent and a volatility rate of 70 percent in calculating the fair value of its electric call options. The ineffective portion, if any, of all hedges is recognized in earnings.

The majority of Consumers' contracts are not subject to derivative accounting because they qualify for the normal purchases and sales exception of SFAS No.
133. Derivative accounting is required, however, for certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk.

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

                                                                                                    In Millions
------------------------------------------------------------------------------------------------------------------
December 31                                                          2002                                  2001
------------------------------------------------------------------------------------------------------------------
                                                                     Fair                                  Fair
Derivative Instruments                                Cost          Value                   Cost          Value
------------------------------------------------------------------------------------------------------------------
Electric contracts                                      $8            $ 1                  $  21            $ 2
Gas contracts                                            -              1                      -              -
Interest rate risk contracts                             -             (1)                     -             (3)
Derivative contracts associated with Consumers'
  equity investment in the MCV Partnership               -             13                      -            (12)
==================================================================================================================

The fair value of all derivative contracts, except the fair value of derivative contracts associated with Consumers' equity investment in the MCV Partnership, is included in either Other Assets or Other Liabilities on the Balance Sheet. The fair value of derivative contracts associated with Consumers' equity investment in the MCV Partnership is included in Investments -- Midland Cogeneration Venture Limited Partnership on the Balance Sheet. April 1, 2002, the MCV Partnership changed its accounting for derivatives, see Note 11. Consumers' ownership share of the cumulative effect adjustment to earnings is reflected as a change in accounting principle on Consumers' Income Statement.

ELECTRIC CONTRACTS: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of

                                                        Consumers Energy Company


electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. On July 1, 2001, upon initial adoption of the standard for these contracts, Consumers recorded a $3 million, net of tax, cumulative effect adjustment as an unrealized loss, decreasing accumulated other comprehensive income. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. The adjustment to accumulated other comprehensive income relates to electric call option contracts that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. After July 1, 2001, these contracts did not qualify for hedge accounting under SFAS No. 133 and, therefore, Consumers records any change in fair value subsequent to July 1, 2001 directly in earnings, which can cause earnings volatility. The initial amount recorded in other comprehensive income was reclassified to earnings as the forecasted future transactions occurred or the call options expired. The majority of these contracts expired in the third quarter 2001 and the remaining contracts expired in the third quarter of 2002. As of December 31, 2001, Consumers reclassified from other comprehensive income to earnings, $2 million, net of tax, as part of the cost of power supply, and the remainder, $1 million, net of tax, was reclassified from other comprehensive income to earnings in the third quarter of 2002.

In December 2001, the FASB issued revised guidance regarding derivative accounting for electric call option contracts and option-like contracts. The revised guidance amended the criteria used to determine if derivative accounting is required. In light of the amended criteria, Consumers re-evaluated its electric call option and option-like contracts, and determined that additional contracts require derivative accounting. Therefore, as of December 31, 2001, upon initial adoption of the revised guidance for these contracts, Consumers recorded an $11 million, net of tax, cumulative effect adjustment as a decrease to earnings. This adjustment relates to the difference between the fair value and the recorded book value of these electric call option contracts. Consumers records any change in fair value subsequent to December 31, 2001, directly in earnings, which could cause earnings volatility. During 2002, Consumers recorded, as part of power costs, a $245 thousand unrecognized gain on its unexpired electric call options contracts. As of December 31, 2002, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million.

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

During 2002, Consumers' electric business also used gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps were financial contracts that were used to offset increases in the price of probable forecasted gas purchases. These contracts did not qualify for hedge accounting. Therefore, Consumers recorded any change in the fair value of these contracts directly in earnings as part of power supply costs. These contracts expired in December 2002.

As of December 31, 2002, Consumers recorded a total of $8 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

GAS CONTRACTS: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. During 2002, some of the fixed price gas supply contracts required derivative accounting because they contained embedded put options that disqualified the contracts from the normal purchase exception of SFAS No. 133. These contracts expired in October 2002.

                                                        Consumers Energy Company


As of December 31, 2002, weather-based gas call options and gas put options requiring derivative accounting had a net fair value of $1 million, of which $600,000, represents a fair value gain on the contracts since the date of inception. This gain was recorded directly in earnings as part of other income, and then directly offset and recorded on the balance sheet as a regulatory liability. Any subsequent changes in fair value will be recorded in a similar manner.

INTEREST RATE RISK CONTRACTS: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swaps are sold. As of December 31, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable-rate debt. This swap will expire in June 2003. As of December 31, 2002, this interest rate swap had a negative fair value of $1 million. This amount, if sustained, will be reclassified to earnings, increasing interest expense when the swap is settled on a monthly basis. As of December 31, 2001, this interest rate swap had a negative fair value of $3 million.

Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed-rate debt, issued in March 2002. In June 2002, this swap was terminated and resulted in a $7 million gain that is deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

In 2001, Consumers had entered into interest rate swaps to hedge the risk associated with the fair value of $400 million of fixed-rate debt, which expire in May 2003 and December 2006. In November 2001, these swaps were terminated and resulted in a $4 million gain that was deferred and recorded as part of the debt. This gain is being recognized over the remaining life of the debt.

In 2001, Consumers entered into fair value hedges to hedge the risk associated with the fair value of $250 million of debt. These swaps terminated in the third quarter 2001, and resulted in a $4 million gain that has been deferred and recorded as part of the debt. This gain is being recognized over the remaining life of the debt.

In September 2001, Consumers entered into a cash flow hedge to fix the interest rate on $100 million of debt to be issued. In September 2001, the swap terminated and resulted in a $2 million loss that was recorded in other comprehensive income and will be amortized to interest expense over the life of the debt using the effective interest method.

Consumers was able to apply the shortcut method to all interest rate hedges, therefore there was no ineffectiveness associated with these hedges.

                                                        Consumers Energy Company

6: EXECUTIVE INCENTIVE COMPENSATION

Consumers participates in CMS Energy's Performance Incentive Stock Plan. Under the plan, restricted shares of Common Stock of CMS Energy, stock options and stock appreciation rights related to Common Stock may be granted to key Consumers' employees based on their contributions to the successful management of Consumers. The plan reserves for award not more than five percent, as amended January 1, 1999, of CMS Energy's Common Stock outstanding on January 1 each year, less (1) the number of shares of restricted Common Stock awarded and (2) Common Stock subject to options granted under the plan during the immediately preceding four calendar years. The number of shares of restricted Common Stock awarded under this plan cannot exceed 20 percent of the aggregate number of shares reserved for award. Any forfeiture of shares previously awarded will increase the number of shares available to be awarded under the plan. As of December 31, 2002, under the plan, awards of up to 1,716,856 shares of CMS Energy Common Stock may be issued.

Restricted shares of Common Stock are outstanding shares with full voting and dividend rights. These awards vest over five years at the rate of 25 percent per year after two years. Some restricted shares are subject to achievement of specified levels of total shareholder return and are subject to forfeiture if employment terminates before vesting. If performance objectives are exceeded, the plan provides for additional awards. Restricted shares vest fully if control of CMS Energy changes, as defined by the plan. At December 31, 2002, 113,960 of the 320,720 shares of restricted CMS Energy Common Stock outstanding are subject to performance objectives.

The plan grants stock options and stock appreciation rights relating to Common Stock with an exercise price equal to the closing market price on each grant date. All options may be exercised upon grant. All options expire up to ten years and one month from date of grant. The status of the restricted stock and options granted to Consumers' key employees under the Performance Incentive Stock Plan follows.

                                                  Restricted
                                                       Stock                              Options
------------------------------------------------------------------------------------------------------------------
                                                      Number                 Number               Weighted Average
CMS ENERGY COMMON STOCK                            of Shares                 of Shares              Exercise Price
------------------------------------------------------------------------------------------------------------------

Outstanding at January 1, 2000                       283,057                   693,670                      $34.37
  Granted                                             81,030                   221,900                      $17.00
  Exercised or Issued                                (48,979)                  (43,368)                     $17.48
  Forfeited                                          (55,731)                        -
  Expired                                                  -                   (30,083)                     $31.87
                                                 -----------------------------------------------------------------

Outstanding at December 31, 2000                     259,377                   842,119                      $30.75
  Granted                                             71,930                   294,150                      $30.04
  Exercised or Issued                                (34,704)                  (35,317)                     $19.34
  Forfeited                                          (56,938)                        -
  Expired                                                  -                         -
                                                 -----------------------------------------------------------------

Outstanding at December 31, 2001                     239,665                 1,100,952                      $30.93
  Granted                                            163,890                   490,600                      $14.32
  Exercised or Issued                                (26,663)                   (6,083)                     $17.13
  Forfeited                                          (56,172)                        -
  Expired                                                  -                   (65,080)                     $32.03
                                                 -----------------------------------------------------------------


Outstanding at December 31, 2002                     320,720                 1,520,389                      $25.58
                                                 =================================================================

                                                        Consumers Energy Company


The following table summarizes information about CMS Energy Common Stock options outstanding at December 31, 2002:

                                                      Number                  Weighted                      Weighted
           Range of                                of Shares                   Average                       Average
    Exercise Prices                              Outstanding            Remaining Life                Exercise Price
--------------------------------------------------------------------------------------------------------------------
CMS Energy Common Stock:

     $8.12 - $17.00                                  445,532                8.73 years                        $11.53
    $20.00 - $30.63                                  419,426                6.47 years                        $24.05
    $31.04 - $39.06                                  552,949                6.93 years                        $34.75
    $43.38 - $43.38                                  102,482                5.57 years                        $43.38
--------------------------------------------------------------------------------------------------------------------

     $8.12 - $43.38                                1,520,389                7.24 years                        $25.58
====================================================================================================================

The weighted average fair value of options granted for CMS Energy Common Stock in February 2002 was $3.79, and in July 2002, $1.40. In 2001 and 2000, the weighted average fair value of options granted for CMS Energy Common Stock were $6.37 and $1.91, respectively. Fair value is estimated using the Black-Scholes model, a mathematical formula used to value options traded on securities exchanges, with the following assumptions. For 2002 the assumptions listed are for the February grant, followed by the July grant:

Years Ended December 31                                                  2002              2001                 2000
--------------------------------------------------------------------------------------------------------------------
CMS ENERGY COMMON STOCK OPTIONS
  Risk-free interest rate                                        4.02%, 3.28%             4.80%                6.56%
  Expected stock price volatility                              31.64%, 39.67%            29.48%               26.53%
  Expected dividend rate                                       $ .365, $.1825            $ .365               $ .365
  Expected option life (years)                                            4.5               4.6                  4.4
====================================================================================================================

In December 2002, Consumers voluntarily adopted the fair value method of accounting for stock-based employee compensation, in accordance with SFAS No.
123. To adopt this change, Consumers, in accordance with SFAS No. 148, is applying the prospective method, which requires fair value treatment of all awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. As a result of these changes, $1.7 million was recorded as stock-based employee compensation cost for 2002. Previously, Consumers accounted for stock-based compensation under APB Opinion No. 25, and no stock-based employee compensation cost was reflected in net income. In 2002, 2001, and 2000, the compensation cost charged against income for restricted stock was less than $1 million, $3 million, and $1 million, respectively.

                                                                                      Consumers Energy Company

                                                                                                In Millions
---------------------------------------------------------------------------------------------------------------
Years ended December 31                                             2002               2001              2000
---------------------------------------------------------------------------------------------------------------
Net income, as reported                                             $381               $188              $284
Add:  Stock-based employee                                             1                  -                 -
  compensation expense included in
  reported net income, net of related taxes
Deduct:  Total stock-based employee                                   (1)                (1)                -
  compensation expense determined under
  fair value based method for all awards,
  net of related taxes

Pro forma net income                                                 $381               $187             $284
===============================================================================================================

7: RETIREMENT BENEFITS

Consumers provides retirement benefits under a number of different plans, including certain health care and life insurance benefits under OPEB, benefits to certain management employees under SERP and EISP, and benefits to substantially all its employees under a trusteed, non-contributory, defined benefit Pension Plan, and a defined contribution 401(k) plan.

Weighted-Average Assumptions
-------------------------------------------------------------------------------------------------------------------
                                                       Pension & SERP                              OPEB
Years Ended December 31                 2002              2001              2000       2002        2001        2000
-------------------------------------------------------------------------------------------------------------------

Discount rate                          6.75%             7.25%             7.75%        6.75%     7.25%       7.75%
Expected long-term
 rate of return on
 plan assets                           8.75%             9.75%             9.75%        7.60%     8.30%       7.00%
Rate of compensation increase:
  Pension - to age 45                  3.50%             5.25%             5.25%
        - age 45 to
          assumed retirement           3.50%             3.75%             3.75%
  SERP                                 5.50%             5.50%             5.50%
===================================================================================================================

Retiree health care costs at December 31, 2002 are based on the assumption that costs would increase at a slower rate from the 2002 trend rate of 8.5 percent to
5.5 percent in 2010 and thereafter.

                                                        Consumers Energy Company

Consumers Energy's Net Pension Plan, Consumers' SERP, Consumers' EISP, and OPEB benefit costs are shown below:

Amounts presented below for the Pension Plan include amounts for employees of CMS Energy and non-utility affiliates, which were not distinguishable from the plan's total assets.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                             Pension, SERP & EISP                   OPEB
Years Ended December 31                                     2002     2001     2000          2002    2001       2000
-------------------------------------------------------------------------------------------------------------------
Service cost                                                $ 40     $ 37     $ 31          $ 16    $ 13       $ 11
Interest expense                                              86       84       79            63      57         52
Expected return on plan assets                              (103)     (99)     (92)          (40)    (40)       (34)
Amortization of unrecognized transition (asset)                -       (5)      (5)            -       -          -
Plan amendments                                                4        -        -             -       -          -
Amortization of:
 Net (gain) or loss                                            -        -        -             8       -         (1)
 Prior service cost                                            8        8        4            (1)     (1)         -
                                                           --------------------------------------------------------

Net periodic pension and
 postretirement benefit cost (a)                            $ 35     $ 25     $ 17          $ 46    $ 29       $ 28
===================================================================================================================

The health care cost trend rate assumption significantly affects the amounts reported. A one percentage point change in the assumed health care cost trend assumption would have the following effects:


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                          One Percentage             One Percentage
                                                                          Point Increase             Point Decrease
-------------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost component                                 $ 13                      $ (11)
Effect on postretirement benefit obligation                                         $121                      $(101)
====================================================================================================================

                                                        Consumers Energy Company

The funded status of the Consumers Energy Pension Plan, Consumers' SERP and OPEB is reconciled with the liability recorded at December 31 as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                         Pension Plan             SERP                   OPEB
                                                        2002      2001        2002    2001          2002       2001
-------------------------------------------------------------------------------------------------------------------

Benefit obligation January 1                          $1,195   $ 1,081       $  19    $ 18         $ 876      $ 754
Service cost                                              40        36           1       1            16         13
Interest cost                                             84        83           2       1            63         57
Plan amendment                                             3         -           -       -           (57)       (16)
Actuarial loss                                            72        96           -       -            31        102
Benefits paid                                           (138)     (101)         (1)     (1)          (39)       (34)
                                                     --------------------------------------------------------------
Benefit obligation December 31                         1,256     1,195          21      19           890        876
                                                     --------------------------------------------------------------

Plan assets at fair value at January 1                   845       994           -       -           475        450
Actual return on plan assets                            (164)     (113)          -       -           (44)       (23)
Company contribution                                      64        65           -       -            73         48
Actual benefits paid                                    (138)     (101)          -       -           (39)         -
                                                     --------------------------------------------------------------
Plan assets at fair
 value at December 31(a)                                 607       845           -       -           465        475
                                                     --------------------------------------------------------------
Benefit obligation less than
 (in excess of) plan assets                             (649)     (350)        (21)    (21)         (425)      (401)
Unrecognized net loss from
 experience different than assumed                       573       235           3       3           282        176
Unrecognized prior service cost                           60        68           -       1           (70)       (15)
Panhandle adjustment                                      (7)       (7)          -       -             -          -
                                                     --------------------------------------------------------------
Net Balance Sheet Liability                           $  (23)  $   (54)      $ (18)   $(17)        $(213)     $(240)


Additional minimum liability adjustment (b)             (426)        -           -       -             -          -
                                                     --------------------------------------------------------------

Total Net Balance Sheet Liability                     $ (449)  $   (54)      $ (18)   $(17)        $(213)     $(240)
===================================================================================================================

(a) Primarily stocks and bonds, including 5,241,656 and 141,000 shares of CMS Energy Common Stock in the Pension Plan assets and OPEB plan assets, respectively, with fair values of $49 million and $1.3 million at December 31, 2002. Fair values at December 31, 2001 were $126 million and $3 million in the Pension Plan assets and OPEB plan assets, respectively.

(b) The Pension Plan's Accumulated Benefits Obligation of $1.055 billion exceeded the value of the Pension Plan assets and Net balance sheet liability at December 31, 2002. As a result, an additional minimum liability was recorded. The adjustment includes $53 million of intangible asset, and $373 million of accumulated other comprehensive income, of which $40 million and $285 million ($185 million after-tax) were allocated to Consumers.

SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code, and as such, earnings of the trust are taxable and trust assets are included in consolidated assets. At December 31, 2002 and 2001, trust assets were $19 million and $24 million, respectively, and were classified as other non-current assets. In 2002 and 2001, the Accumulated Benefit Obligation for SERP was $17 million and $16 million, respectively.

                                                        Consumers Energy Company

The Executive Incentive Separation Plan (EISP) was established to provide flexibility in separation of employment by officers, a select group of management, or other highly compensated employees. Terms of the plan may include payment of a lump sum, payment of monthly benefits for life, payment of premium for continuation of health care, or any other legally permissible term deemed to be in the best interest of Consumers to offer. As of December 31, 2002, the Accumulated Benefit Obligation of the EISP was $1.7 million. Consumers portion of the EISP was approximately $250,000.

The Pension Plan includes amounts for employees of CMS Energy and non-utility affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan will be transferred with the sale of Panhandle. At the closing of the sale, none of the employees of Panhandle will be eligible to accrue additional benefits. The Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees that are vested under the Pension Plan. Consumers does not expect the impact to be material.

Contributions to the 401(k) plan are invested in CMS Energy Common Stock. Amounts charged to expense for this plan were $8 million in 2002, and $20 million in 2001. Effective September 1, 2002, the employer's match for the 401(k) plan was suspended until January 1, 2005.

In 1992, Consumers adopted the required accounting for postretirement benefits and recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates (see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Utility Regulation"). The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

8: LEASES

Consumers leases various assets, including vehicles, railcars, construction equipment, computer equipment, and buildings. Consumers has both full-service and net leases, the latter of which requires Consumers to pay for taxes, maintenance, operating costs, and insurance.

                                                        Consumers Energy Company

Minimum rental commitments under Consumers' non-cancelable leases at December 31, 2002, were:

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                  Capital Leases                Operating Leases
----------------------------------------------------------------------------------------------------------------
2003                                                                         $21                             $13
2004                                                                          20                              10
2005                                                                          18                               8
2006                                                                          17                               7
2007                                                                          16                               6
2008 and thereafter                                                           71                              34
                                                                            ------------------------------------
Total minimum lease payments                                                 163                             $78
                                                                                                             ===
Less imputed interest                                                         28
                                                                            ----
Present value of net minimum lease payments                                  135
Less current portion                                                          13
Less non-current portion of off-balance sheet lease payments                   6
                                                                             ---
Non-current portion                                                         $116
================================================================================================================

Consumers recovers lease charges from customers and accordingly charges payments for its capital and operating leases to operating expense. For the years ended December 31, 2002, 2001 and 2000, operating lease charges, including charges to clearing and other accounts, were $13 million, $15 million, and $16 million, respectively. In November 2001, Consumers' nuclear fuel capital leasing arrangement expired upon mutual agreement by the lessor and Consumers. At termination of the lease, Consumers paid the lessor $48 million, which was the lessor's remaining investment at that time.

For the years ended December 31, 2002, 2001 and 2000, capital lease expenses were $20 million, $26 million, and $41 million, respectively. Included in these amounts, for the years ended 2002, 2001 and 2000, are nuclear fuel lease expenses of $- million, $7 million and $22 million, respectively.

In April 2001, Consumers Campus Holdings entered into a lease agreement for the construction of an office building to be used as the main headquarters for Consumers in Jackson, Michigan. The new office-building lessor has committed to fund up to $65 million for construction of the building and has appointed Consumers the construction agent for the project. Consumers' balance sheet as of December 31, 2002, reflects a capital lease asset and an offsetting non-current liability equivalent to the cost of construction at that date of $54 million. The agreement is a seven-year lease term with payments commencing upon completion of construction, which occurred in March 2003. Total construction costs amounted to $60 million. Consumers Campus Holdings has the right to acquire the property at any time during the life of the agreement. At the end of the lease term, Consumers Campus Holdings has the option to renew the lease, purchase the property, or return the property and assist the lessor in the sale of the building. The return option obligates Consumers Campus Holdings to pay the lessor an amount equal to the outstanding debt associated with the building. The estimated annual lease payments, based on the total construction cost of $60 million and LIBOR rates ranging upwards to four percent, would be $4 million beginning on April 1, 2003 plus a termination payment of $54 million at the end of the lease term. Actual lease payments will depend on the LIBOR rates in effect for the period being paid.

                                                        Consumers Energy Company

9: JOINTLY OWNED UTILITY FACILITIES

Consumers is responsible for providing its share of financing for the jointly owned utility facilities. Consumers includes in operating expenses the direct expenses of the joint plants. The following table indicates the extent of Consumers' investment in jointly owned utility facilities:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                      Net Investment                      Accumulated Depreciation
December 31                                       2002              2001                  2002                2001
------------------------------------------------------------------------------------------------------------------

Campbell Unit 3 - 93.3 percent                    $299              $279                  $312                $312
Ludington - 51 percent                              75                76                    94                  88
Transmission facilities - various                    -                37                     -                  40
Distribution lines - various                        13                10                     1                   -
==================================================================================================================

10: REPORTABLE SEGMENTS

Consumers has two reportable segments: electric and gas. The electric segment consists of regulated activities associated with the generation and distribution of electricity. The gas segment consists of regulated activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those Consumers describes in the summary of significant accounting policies. Where appropriate, the financial statements reflect the assets, liabilities, revenues and expenses directly related to the electric and gas reportable segments. However, in instances where common accounts were not readily attributable to a single business segment, Consumers allocated the accounts between the electric and gas segment. The allocations are based on certain measures of business activities, such as revenue, labor dollars, customers, other operation and maintenance and construction expense, leased property, taxes, or functional surveys. For example, customer receivables are allocated based on revenue; pension provisions are allocated based on labor dollars; and common property is allocated based on other operation and maintenance and construction expense.

Consumers' management has changed its evaluation of the performance of the electric and gas segments from pretax operating income to net income available to common stockholder. The Consolidated Statements of Income show operating revenue and pretax operating income by reportable segment. For 2002, 2001 and 2000, the amounts included in earnings from investments accounted for by the equity method of $53 million, $38 million and $57 million, respectively. For 2002, 2001 and 2000, Consumers had investments accounted for by the equity method of $645 million, $555 million and $535 million, respectively. Consumers accounts for intersegment sales and transfers at current market prices and eliminates them in consolidated net income available to common stockholder by segment. Consumers classifies its equity investments as a part of the other business unit. The other business unit also includes Consumers' consolidated statutory business trusts, which were created to issue preferred securities and Consumers' consolidated special purpose entity for the sale of trade receivables. Additional segment information follows:

                                                                                           Consumers Energy Company
                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                             2002                  2001                2000
------------------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization
  Electric                                                     $     228              $    219            $    311
  Gas                                                                118                   118                 113
  Other                                                                2                     2                   2
                                                               ---------------------------------------------------

Total Consolidated                                             $     348              $    339            $    426
==================================================================================================================

Interest Charges
  Electric                                                     $     144              $    153            $    145
  Gas                                                                 47                    50                  48
  Other                                                               21                    21                  27
                                                               ---------------------------------------------------
  Subtotal                                                           212                   224                 220
  Eliminations                                                       (44)                  (38)                (37)
                                                               ---------------------------------------------------

Total Consolidated                                             $     168              $    186            $    183
==================================================================================================================

Income Taxes
  Electric                                                     $     138              $     69            $    123
  Gas                                                                 33                    25                  24
  Other                                                                9                     3                 (10)
                                                               ---------------------------------------------------

Total Consolidated (a)                                         $     180              $     97            $    137
==================================================================================================================

Net Income Available to Common Stockholder
  Electric                                                     $     264              $    109                 199
  Gas                                                                 46                    21                  18
  Other                                                               25                    15                  31
                                                               ---------------------------------------------------

Total Consolidated                                             $     335              $    145            $    248
==================================================================================================================

Total assets
  Electric (b)                                                 $   5,744              $  5,454            $  5,230
  Gas (b)                                                          2,002                 2,194               1,776
  Other                                                            1,398                 1,142               1,124
                                                               ---------------------------------------------------
  Subtotal                                                         9,144                 8,790               8,130
  Eliminations                                                      (444)                 (469)               (354)
                                                               ---------------------------------------------------

Total Consolidated                                             $   8,700              $  8,321            $  7,776
==================================================================================================================

Capital expenditures (c)
  Electric                                                     $     437              $    623            $    430
  Gas                                                                181                   145                 120
                                                               ---------------------------------------------------

Total                                                          $     618              $    768            $    550
==================================================================================================================

(a) In 2002 and 2001, amounts exclude the $10 million tax expense and $6 million tax benefit, respectively, due to the change in accounting for derivative instruments.

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

                                                        Consumers Energy Company

11: SUMMARIZED FINANCIAL INFORMATION OF SIGNIFICANT RELATED ENERGY SUPPLIER

Under the PPA with the MCV Partnership discussed in Note 2, Consumers' 2002 obligation to purchase electric capacity from the MCV Partnership provided 15.1 percent of Consumers' owned and contracted electric generating capacity. Summarized financial information of the MCV Partnership follows:

STATEMENTS OF INCOME

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                       2002           2001              2000
-------------------------------------------------------------------------------------------------------------------

Operating revenue (a)                                                         $597           $611              $604
Operating expenses                                                             409            453               392
                                                                              -------------------------------------

Operating income                                                               188            158               212
Other expense, net                                                             114            110               122
                                                                              -------------------------------------

Net income before cumulative
  effect of accounting change                                                   74             48                90

Cumulative effect of change in method of
  accounting for derivative options contracts (April 1, 2002) (b)               58              -                 -
                                                                              -------------------------------------

Net income                                                                    $132           $ 48              $ 90
===================================================================================================================

BALANCE SHEETS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
December 31                     2002         2001                                                2002          2001
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                        LIABILITIES AND EQUITY

  Current assets (c)          $  356      $   341              Current liabilities             $  209        $  320
  Plant, net                   1,550        1,610              Non-current liabilities (d)      1,155         1,245
  Other assets                   192          166              Partners' equity (e)               734           552
                             --------------------                                            ----------------------

                              $2,098       $2,117                                              $2,098        $2,117
===================================================================================================================

(a) For 2002, 2001, and 2000, revenue from Consumers totaled $557 million, $550 million and $569 million, respectively.

(b) On April 1, 2002, the MCV Partnership implemented Derivative Implementation Group Issue C-16, an interpretation of SFAS No. 133. The MCV Partnership began accounting for several natural gas contracts containing an option component at fair value. As a result, a $58 million cumulative effect adjustment for the change in accounting principle was recorded as an increase to earnings. CMS Midland's 49 percent ownership share was $28 million ($18 million after-tax), which is reflected as a change in accounting principle on Consumers' Income Statement.

(c) At December 31, 2002 and 2001, receivables from Consumers totaled $44 and $49 million, respectively.

(d) FMLP is the sole beneficiary of an owner trust that is the lessor in a long-term direct finance lease with the lessee, MCV Partnership. CMS Holdings holds a 46.4 percent ownership interest in FMLP. At December 31, 2002 and 2001, the MCV Partnership owed lease obligations of $975 million and $1.11 billion, respectively, to the owner trust. CMS Holdings' share of the interest and principal portion for the 2002 lease payments was $34 million and $65 million, respectively, and for the 2001 lease payments was $36 million and $54 million, respectively. As of December 31, 2002 and 2001, the lease payments service $449 million and $597 million in non-recourse debt outstanding, respectively, of the owner trust. The MCV Partnership's lease obligations,

                                                        Consumers Energy Company

assets, and operating revenues secures FMLP's debt. For 2002 and 2001, the owner trust made debt payments (including interest) of $370 million and $217 million, respectively. FMLP's earnings for 2002, 2001, and 2000 were $38 million, $30 million, and $30 million, respectively.

(e) CMS Midland's recorded investment in the MCV Partnership includes capitalized interest, which Consumers is amortizing to expense over the life of its investment in the MCV Partnership. Covenants contained in financing agreements prohibit the MCV Partnership from paying distributions until it meets certain financial test requirements. Consumers does not anticipate receiving a cash distribution in the near future.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Consumers Energy Company


We have audited the accompanying consolidated balance sheets and consolidated statements of long-term debt and preferred stock of Consumers Energy Company (a Michigan corporation and wholly-owned subsidiary of CMS Energy Corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, common stockholders' equity and cash flows for each of three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Midland Cogeneration Venture Limited Partnership (a limited partnership in which Consumers Energy Company and subsidiaries has a 49% interest), have been audited by other auditors (the other auditors for 2001 and 2000 for Midland Cogeneration Venture Limited Partnership have ceased operations) whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Midland Cogeneration Venture Limited Partnership, it is based solely on their report.

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

In our opinion, based on our audits and the reports of other auditors, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumers Energy Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in 2001 Consumers Energy Company, and in 2002, Midland Cogeneration Venture Limited Partnership changed their method of accounting related to derivatives and hedging activities. Also, in 2002 as discussed in Note 1 to the consolidated financial statements, Consumers Energy Company changed its method of accounting for stock-based compensation.


                                                /s/ Ernst & Young LLP



Detroit, Michigan
March 14, 2003, except for Note 3
  as to which the date is March 28, 2003

                           PRICEWATERHOUSECOOPERS LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Venture Limited Partnership (a Michigan limited partnership) and subsidiaries (MCV) at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MCV's Management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of MCV as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

As explained in Note 2 to the financial statements, effective April 1, 2002, Midland Cogeneration Venture Limited Partnership changed its method of accounting for derivative and hedging activities in accordance with Derivative Implementation Group ("DIG") Issue C-16.


                                              /s/   PricewaterhouseCoopers LLP



    Detroit, Michigan,
    January 17, 2003

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



/s/Arthur Andersen LLP




Detroit, Michigan,
January 18, 2002

                            CONSUMERS ENERGY COMPANY

                         QUARTERLY FINANCIAL INFORMATION

                                                 2002 (UNAUDITED)                                    2001 (UNAUDITED)
                                --------------------------------------------------  ----------------------------------------------
QUARTERS ENDED                    MARCH 31      JUNE 30      SEPT. 30      DEC. 31    MARCH 31   JUNE 30   SEPT. 30      DEC. 31
----------------------------------------------------------------------------------  ----------------------------------------------

Operating revenue(a)              $1,236         $901          $919       $1,166      $1,219      $873       $900       $1,022

Operating income(a)                 $188         $152          $168         $181        $216      $112        $77          $76

Income before
cumulative effect of change
 in accounting principle(a)          $92         $107           $84          $80        $108       $45        $23          $23

Cumulative effect of change
 in accounting for derivative
 instruments, net of $10 tax
 expense in 2002 and $6 tax
 benefit in 2001(a)                   -           $17            $1            -           -         -          -         ($11)

Net income                           $92         $124           $85          $80        $108       $45        $23          $12

Preferred stock dividends             -            -             -            $2          -         $1         -            $1

Preferred securities
 distributions                       $11          $11           $11          $11          $9        $9        $12          $11

Net income available to
 common stockholder                  $81         $113           $74          $67         $99       $35        $11           --


(a) Consumers reclassified $28 million ($18 million after tax) reducing June and September 2002 operating amounts to reflect the MCV Partnership's change in accounting for derivative instruments as a separate item. See Note 11 in the Notes to the Consolidated Financial Statements.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE



               In April 2002, Consumers' Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit Consumers' financial statements for the year ending December 31, 2002. Consumers had previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. In May 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements for the year ending December 31, 2002. Ernst & Young audited 2000, 2001 and 2002. As a result, Consumers restated its 2000 and 2001 financial statements. An amended Form 10-K/A and Form 10-Q/A were filed in February 2003 and March 2003, respectively.

                                    PART III

                           ITEMS 10., 11., 12. and 13.

    Consumers' definitive information statement, except for the Organization and Compensation Committee Report and the Audit Committee Report contained therein, is incorporated by reference herein. See also ITEM 1. BUSINESS for information pursuant to ITEM 10.


                        ITEM 14. CONTROLS AND PROCEDURES

    Consumers' CEO and CFO are responsible for establishing and maintaining Consumers' disclosure controls and procedures. Management, under the direction of Consumers' principal executive and financial officers, has evaluated the effectiveness of Consumers' disclosure controls and procedures as of a date within 90 days of the filing of this annual report on Form 10-K. Based on this evaluation, Consumers' CEO and CFO have concluded that Consumers' disclosure controls and procedures are effective to ensure that material information was presented to them. There have been no significant changes in Consumers' internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation.

                                     PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements and Reports of Independent Auditors for Consumers are listed in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and are incorporated by reference herein.

(a)(2) Financial Statement Schedules and Reports of Independent Auditors for Consumers are listed after the Exhibits in the Index to Financial Statement Schedules, and are incorporated by reference herein.

(a)(3) Exhibits for Consumers are listed after Item (c) below and are incorporated by reference herein.

(b)        Reports on Form 8-K for Consumers

           During the fourth quarter of 2002, Consumers filed no Current Reports on Form 8-K.

(c) Exhibits, including those incorporated by reference (see also Exhibit volume).

                               CONSUMERS EXHIBITS

                             PREVIOUSLY FILED
                   ----------------------------------
                      WITH FILE         AS EXHIBIT
 EXHIBITS              NUMBER            NUMBER               DESCRIPTION
----------         ---------------  -----------------         -----------
  (3)(a)                  1-5611            (3)(c)     --     Restated Articles of Incorporation dated May 26, 2000, of Consumers
                                                              (2000 Form 10-K)
  (3)(b)                  1-5611            (3)(d)     --     By-Laws of Consumers. (1999 Form 10-K)
  (4)(a)                 2-65973         (b)(1)-4      --     Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979.
                                                       --     Indentures Supplemental thereto:
                        33-41126            (4)(c)     --     68th dated as of 06/15/93
                          1-5611            (4)        --     69th dated as of 09/15/93 (Form 8-K dated Sep. 21, 1993)
                          1-5611            (4)(a)     --     70th dated as of 02/01/98 (1997 Form 10-K)
                          1-5611            (4)(a)     --     71st dated as of 03/06/98 (1997 Form 10-K)
                          1-5611            (4)(b)     --     72nd dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
                       333-58943            (4)(d)     --     73rd dated as of 06/15/98 (Form S-4 dated July 13, 1998)
                          1-5611            (4)(b)     --     74th dated as of 10/29/98 (3rd Qtr. 1998 Form 10-Q)
                          1-5611            (4)(b)     --     75th dated as of 10/1/99 (1999 Form 10-K)
                          1-5611            (4)(d)     --     77th dated as of 10/1/99 (1999 Form 10-K)
                          1-5611             4(b)      --     79th dated as of 9/26/01 (3rd qtr 2001 10-Q)
                          1-5611             4(a)(i)   --     80th dated as of 3/22/02 (2001 Form 10-K)
                          1-5611             4.6       --     81st dated as of 7/12/02 (Form 8-K dated July 30, 2002)
                          1-5611             4.7       --     82nd dated as of 7/12/02 (Form 8-K dated July 30, 2002)
4(a)(i)                                                --     83rd dated as of 9/26/02
4(a)(ii)                                               --     84th dated as of 12/11/02
4(a)(iii)                                              --     85th dated as of 10/17/02
4(a)(iv)                                               --     86th dated as of 11/25/02
  (4)(b)                  1-5611            (4)(b)     --     Indenture dated as of January 1, 1996 between Consumers and The Bank of New York, as Trustee. (1995 Form 10-K)
                                                       --     Indentures Supplemental thereto:
                          1-5611            (4)(b)     --     1st dated as of 01/18/96 (1995 Form 10-K)
                          1-5611            (4)(a)     --     2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
                          1-9513            (4)(a)     --     3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
  (4)(c)                  1-5611            (4)(c)     --     Indenture dated as of February 1, 1998 between Consumers and JPMorgan
                                                              Chase (formerly "The Chase Manhattan Bank"), as Trustee. (1997 Form
                                                              10-K)
                          1-5611            (4)(a)     --     1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
                       333-58943            (4)(b)     --     2nd dated as of 06/15/98
                          1-5611            (4)(a)     --     3rd 10/29/98 (3rd Qtr. 1998 Form 10-Q)
  (4)(d)                  1-5611             4.4       --     $250 million Revolving Credit Facility dated July 12, 2002 among
                                                              Consumers, the Banks, and the Agent, all as defined therein (Form 8-K filed July 30, 2002)
  (4)(e)                                               --     $155 million Term Loan Agreement dated October 17, 2002 among
                                                              Consumers Energy, the Banks, the Administrative Agent and the
                                                              Syndication Agent, all as defined therein.
  (4)(f)                                               --     $300 million Amended and Restated Term Loan Agreement dated September
                                                              26, 2002 among Consumers, the Banks and the Agent, all as defined therein.
 (10)(a)                  1-9513           (10)(b)     --     Form of Employment Agreement entered into by CMS Energy's
                                                              and Consumers' executive officers. (1999 Form 10-K)
 (10)(b)                  1-9513           (10)(a)     --     Acknowledgement of Resignation between Tamela W. Pallas and CMS
                                                              Energy Corporation (3rd qtr 2002 Form 10-Q)
 (10)(c)                  1-5611           (10)(g)     --     Consumers' Executive Stock Option and Stock Appreciation
                                                              Rights Plan effective December 1, 1989. (1990 Form 10-K)
 (10)(d)                  1-9513           (10)(b)     --     Employment, Separation and General Release Agreement between William
                                                              T. McCormick and CMS Energy Corporation (3rd qtr 2002 Form 10-Q)
 (10)(e)                  1-9513           (10)(d)     --     CMS Energy's Performance Incentive Stock Plan effective
                                                              February 3, 1988, as amended December 3, 1999. (1999 Form 10-K)
 (10)(f)                  1-9513           (10)(c)     --     Employment, Separation and General Release Agreement between Alan M.
                                                              Wright and CMS Energy Corporation (3rd qtr 2002 Form 10-Q)
 (10)(g)                                               --     Employment Agreement dated as of June 1, 2002 between Kenneth Whipple and CMS Energy Corporation
 (10)(h)                  1-9513           (10)(m)     --     CMS Deferred Salary Savings Plan effective January 1, 1994.
                                                              (1993 Form 10-K)

                             PREVIOUSLY FILED
                   ----------------------------------
                      WITH FILE         AS EXHIBIT
 EXHIBITS              NUMBER            NUMBER               DESCRIPTION
----------         ---------------  -----------------         -----------
 (10)(i)                  1-9513           (10)(n)     --     CMS Energy and Consumers Annual Executive Incentive
                                                              Compensation Plan effective January 1, 1986, as amended January 1995.
                                                              (1995 Form 10-K)
 (10)(j)                  1-9513           (10)(h)     --     Supplemental Executive Retirement Plan for Employees of CMS
                                                              Energy/Consumers Energy Company effective January 1, 1982, as amended
                                                              December 3, 1999. (1999 Form 10-K)
 (10)(k)                33-37977           4.1         --     Senior Trust Indenture, Leasehold Mortgage and Security Agreement
                                                              dated as of June 1, 1990 between The Connecticut National Bank and
                                                              United States Trust Company of New York.
                                                              (MCV Partnership)
                                                              Indenture Supplemental thereto:
                        33-37977           4.2         --     Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
 (10)(l)                  1-9513           (28)(b)     --     Collateral Trust Indenture dated as of June 1, 1990 among Midland
                                                              Funding Corporation I, MCV Partnership and United States Trust Company
                                                              of New York, Trustee. (3rd qtr 1990 Form 10-Q)
                                                              Indenture Supplemental thereto:
                        33-37977           4.4         --     Supplement No. 1 dated as of June 1, 1990. (MCV Partnership)
 (10)(m)                  1-9513           (10)(v)     --     Amended and Restated Investor Partner Tax Indemnification Agreement
                                                              dated as of June 1, 1990 among Investor Partners, CMS Midland as
                                                              Indemnitor and CMS Energy as Guarantor. (1990 Form 10-K)
 (10)(n)                  1-9513           (19)(d)**   --     Environmental Agreement dated as of June 1, 1990 made by CMS Energy to
                                                              The Connecticut National Bank and Others. (1990 Form 10-K)
 (10)(o)                  1-9513           (10)(z)**   --     Indemnity Agreement dated as of June 1, 1990 made by CMS Energy to
                                                              Midland Cogeneration Venture Limited Partnership.
                                                              (1990 Form 10-K)
 (10)(p)                  1-9513           (10)(aa)**  --     Environmental Agreement dated as of June 1, 1990 made by CMS Energy to
                                                              United States Trust Company of New York, Meridian Trust Company, each
                                                              Subordinated Collateral Trust Trustee and Holders from time to time of
                                                              Senior Bonds and Subordinated Bonds and Participants from time to time in Senior Bonds and Subordinated Bonds. (1990 Form 10-K)
 (10)(q)                33-37977          10.4         --     Amended and Restated Participation Agreement dated as of June 1, 1990 among MCV Partnership, Owner Participant, The Connecticut National
                                                              Bank, United States Trust Company, Meridian Trust Company, Midland
                                                              Funding Corporation I, Midland Funding Corporation II, MEC Development
                                                              Corporation and Institutional Senior Bond Purchasers.
                                                              (MCV Partnership)
 (10)(r)                 33-3797          10.4         --     Power Purchase Agreement dated as of July 17, 1986 between MCV
                                                              Partnership and Consumers. (MCV Partnership)
                                                              Amendments thereto:
                        33-37977          10.5         --     Amendment No. 1 dated September 10, 1987. (MCV Partnership)
                        33-37977          10.6         --     Amendment No. 2 dated March 18, 1988. (MCV Partnership)
                        33-37977          10.7         --     Amendment No. 3 dated August 28, 1989. (MCV Partnership)
                        33-37977          10.8         --     Amendment No. 4A dated May 25, 1989. (MCV Partnership)
 (10)(s)                  1-5611           (10)(y)     --     Unwind Agreement dated as of December 10, 1991 by and among CMS
                                                              Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC
                                                              Development Corp. and CMS Midland Holdings Company. (1991 Form 10-K)
 (10)(t)                  1-5611           (10)(z)     --     Stipulated AGE Release Amount Payment Agreement dated as of June 1,
                                                              1990, among CMS Energy, Consumers and The Dow Chemical Company.
                                                              (1991 Form 10-K)
 (10)(u)                  1-5611           (10)(aa)**  --     Parent Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants
                                                              and the Initial Purchasers of Senior Bonds in the MCV Sale Leaseback
                                                              transaction, and MEC Development. (1991 Form 10-K)
 (10)(v)                  1-8157         10.41         --     Contract for Firm Transportation of Natural Gas between Consumers
                                                              Power Company and Trunkline Gas Company, dated November 1, 1989, and
                                                              Amendment, dated November 1, 1989.

                             PREVIOUSLY FILED
                   ----------------------------------
                      WITH FILE         AS EXHIBIT
 EXHIBITS              NUMBER            NUMBER               DESCRIPTION
----------         ---------------  -----------------         -----------
                                                              (1989 Form 10-K of PanEnergy Corp.)
 (10)(w)                  1-8157         10.41         --     Contract for Firm Transportation of Natural Gas between Consumers
                                                              Power Company and Trunkline Gas Company, dated November 1, 1989.
                                                              (1991 Form 10-K of PanEnergy Corp.)
 (10)(x)                  1-2921         10.03         --     Contract for Firm Transportation of Natural Gas between Consumers
                                                              Power Company and Trunkline Gas Company, dated September 1, 1993.
                                                              (1993 Form 10-K)
 (12)                                                  --     Statement regarding computation of Consumers Ration of Earnings to
                                                              Fixed Charges and Preferred Securities Dividends and Distributions
 (16)                     1-5611         16.1          --     Letter from Arthur Anderson LLP to the Securities and Exchange
                                                              Commission dated April 29, 2002 regarding change in certifying accountant  (Form 8-K filed April 29, 2002)
 (21)                                                  --     Subsidiaries of Consumers. (Form U-3A-2 filed February 25, 2003).
 (23)(a)                                               --     Consent of Ernst & Young LLP
 (23)(b)                                               --     Consent of PricewaterhouseCoopers LLP
 (24)                                                  --     Power of Attorney for Consumers
 (99)                                                  --     Certifications pursuant to Section 906 of the Sarbanes--Oxley Act of 2002

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                                            Page
Schedule II        Valuation and Qualifying Accounts and Reserves
                     2002, 2001 and 2000..................................................................   111

Report of Independent Public Auditors
                   Ernst & Young LLP for 2002, 2001 and 2000..............................................   100

Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.

                            CONSUMERS ENERGY COMPANY
          Schedule II - Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 2002, 2001 and 2000
                                  (In Millions)


                                        Balance at        Charged       Charged to                       Balance
                                         Beginning          to             other                         at End
     Description                         of Period        Expense        Accounts      Deductions       of Period
-----------------------------------------------------------------------------------------------------------------
Accumulated provision for
 uncollectible accounts:

  2002                                         $4            $17               -            $16(a)          $5

  2001                                         $3            $13               -            $12(a)          $4

  2000                                         $4            $10               -            $11(a)          $3
=================================================================================================================

(a) Accounts receivable written off including net uncollectible amounts of $14 in 2002, $10 in 2001 and $9 in 2000 charged directly to operating expense and credited to accounts receivable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2003.


                                           CONSUMERS ENERGY COMPANY

                                           By       /s/ Kenneth Whipple
                                              ----------------------------------
                                                       Kenneth Whipple
                                                  Chairman of the Board and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities and on the 28th day of March 2003.

                          SIGNATURE                                                    TITLE
                          ---------                                                    -----
(i)   Principal executive officer:

              /s/ KENNETH WHIPPLE                               Chairman of the Board and Chief Executive Officer
-----------------------------------------------------
                  KENNETH WHIPPLE

(ii)  Principal financial officer:
              /s/ THOMAS J. WEBB                               Executive Vice President and Chief Financial Officer
-----------------------------------------------------
                  THOMAS J. WEBB

(iii) Controller or principal accounting officer:
              /s/ GLENN P. BARBA                               Vice President, Controller and Chief Accounting Officer
-----------------------------------------------------
                  GLENN P. BARBA

(iv) A majority of the Directors including those named above:

                                                                                     Director
-----------------------------------------------------
                  JOHN M. DEUTCH

                James. J Duderstadt*                                                 Director
-----------------------------------------------------
                JAMES J. DUDERSTADT

                Kathleen R. Flaherty*                                                Director
-----------------------------------------------------
                KATHLEEN R. FLAHERTY

                                                                                     Director
-----------------------------------------------------
                  EARL D. HOLTON

                   David W. Joos*                                                    Director
-----------------------------------------------------
                   DAVID W. JOOS

                Michael T. Monahan*                                                  Director
-----------------------------------------------------
                MICHAEL T. MONAHAN

               Joseph F. Paquette, Jr.*                                              Director
-----------------------------------------------------
               JOSEPH F. PAQUETTE, JR.

                                                                                     Director
-----------------------------------------------------
                  WILLIAM U. PARFET

                  Percy A. Pierre*                                                   Director
-----------------------------------------------------
                  PERCY A. PIERRE

                S. Kinnie Smith, Jr.*                                                Director
-----------------------------------------------------
                S. KINNIE SMITH JR.

                  Kenneth L. Way*                                                    Director
-----------------------------------------------------
                  KENNETH L. WAY

                  Kenneth Whipple*                                                   Director
-----------------------------------------------------
                  KENNETH WHIPPLE

                  John B. Yasinsky*                                                  Director
-----------------------------------------------------
                  JOHN B. YASINSKY

 *By:             Thomas J. Webb*
-----------------------------------------------------
          THOMAS J. WEBB, ATTORNEY-IN-FACT

                        CERTIFICATION OF KENNETH WHIPPLE


I, Kenneth Whipple, certify that:

     1. I have reviewed this annual report on Form 10-K of Consumers Energy Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d--14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                 By:     /s/  Kenneth Whipple
                                            ------------------------------------
                                            Kenneth Whipple
                                            Chairman of the Board and
                                            Chief Executive Officer

                         CERTIFICATION OF THOMAS J. WEBB


I, Thomas J. Webb, certify that:

     1. I have reviewed this annual report on Form 10-K of Consumers Energy Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d--14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                 By:     /s/  Thomas J. Webb
                                            ------------------------------------
                                            Thomas J. Webb
                                            Executive Vice President and
                                            Chief Financial Officer