Form 10-Q
period 2003-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP; PANHANDLE EASTERN PIPE LINE CO
filed 2003-05-14
CIK 201533, 811156, 76063

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from           to
                                                       --------     --------

Commission                  Registrant; State of Incorporation;                    IRS Employer
File Number                    Address; and Telephone Number                    Identification No.
--------------------------------------------------------------------------------------------------
  1-9513                          CMS ENERGY CORPORATION                            38-2726431
                                 (A Michigan Corporation)
                             Fairlane Plaza South, Suite 1100
                     330 Town Center Drive, Dearborn, Michigan  48126
                                      (313) 436-9200

  1-5611                         CONSUMERS ENERGY COMPANY                           38-0442310
                                 (A Michigan Corporation)
                        One Energy Plaza, Jackson, Michigan  49201
                                      (517) 788-0550

  1-2921                    PANHANDLE EASTERN PIPE LINE COMPANY                     44-0382470
                                 (A Delaware Corporation)
              5444 Westheimer Road, P.O. Box 4967, Houston, Texas  77210-4967
                                      (713) 989-7000

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
CMS ENERGY CORPORATION:  Yes [X]    No [ ]
CONSUMERS ENERGY COMPANY AND PANHANDLE EASTERN PIPE LINE COMPANY: Yes [ ] No [X]

Panhandle Eastern Pipe Line Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I,
Item 2 has been reduced and Part II, Items 2, 3 and 4 have been omitted.

Number of shares outstanding of each of the issuer's classes of common stock at May 1, 2003:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                                   144,096,264
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy                         84,108,789
PANHANDLE EASTERN PIPE LINE COMPANY, no par value, indirectly privately held by CMS Energy         1,000

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY
                                       AND
                       PANHANDLE EASTERN PIPE LINE COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2003

This combined Form 10-Q is separately filed by each of CMS Energy Corporation, Consumers Energy Company and Panhandle Eastern Pipe Line Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for their respective subsidiaries, Consumers Energy Company and Panhandle Eastern Pipe Line Company make no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Glossary..................................................................................................        4

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Critical Accounting Policies.................................................................... CMS -  1
          Results of Operations........................................................................... CMS - 12
          Capital Resources and Liquidity................................................................. CMS - 14
          Outlook......................................................................................... CMS - 19
          Other Matters................................................................................... CMS - 30
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CMS - 32
          Consolidated Statements of Cash Flows........................................................... CMS - 34
          Consolidated Balance Sheets..................................................................... CMS - 36
          Consolidated Statements of Common Stockholders' Equity.......................................... CMS - 38
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Summary of Significant Accounting Policies......................... CMS - 39
          2.   Asset Sales and Restructuring.............................................................. CMS - 42
          3.   Discontinued Operations.................................................................... CMS - 44
          4.   Uncertainties.............................................................................. CMS - 46
          5.   Short-Term and Long-Term Financings and Capitalization..................................... CMS - 60
          6.   Earnings Per Share......................................................................... CMS - 66
          7.   Risk Management Activities and Financial Instruments....................................... CMS - 66
          8.   Equity Method Investments.................................................................. CMS - 70
          9.   Reportable Segments........................................................................ CMS - 71
         10.   Adoption of New Accounting Standards....................................................... CMS - 72

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                               Page
                                                                                                               ----
Consumers Energy Company
     Management's Discussion and Analysis
          Forward-Looking Statements and Risk Factors..................................................... CE - 1
          Critical Accounting Policies.................................................................... CE - 1
          Results of Operations........................................................................... CE - 9
          Capital Resources and Liquidity................................................................. CE - 10
          Outlook......................................................................................... CE - 13
          Other Matters................................................................................... CE - 22
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CE - 24
          Consolidated Statements of Cash Flows........................................................... CE - 25
          Consolidated Balance Sheets..................................................................... CE - 26
          Consolidated Statements of Common Stockholder's Equity.......................................... CE - 28
          Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure and Summary of Significant Accounting Policies.......................... CE - 31
          2.  Uncertainties............................................................................... CE - 33
          3.  Financings and Capitalization............................................................... CE - 45
          4.  Financial and Derivative Instruments........................................................ CE - 47
          5.  Implementation of New Accounting Standards.................................................. CE - 50

Panhandle Eastern Pipe Line Company
     Management's Discussion and Analysis
          Sale of Panhandle............................................................................... PE - 1
          Forward-Looking Statements...................................................................... PE - 1
          Critical Accounting Policies.................................................................... PE - 2
          Results of Operations........................................................................... PE - 4
          Outlook........................................................................................  PE - 6
          Liquidity....................................................................................... PE - 7
          Other Matters................................................................................... PE - 11
     Consolidated Financial Statements
          Consolidated Statements of Operations........................................................... PE - 13
          Consolidated Statements of Cash Flows........................................................... PE - 14
          Consolidated Balance Sheets..................................................................... PE - 15
          Consolidated Statements of Common Stockholder's Equity and Comprehensive Income................. PE - 17
          Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure......................................................................... PE - 18
          2.  Summary of Significant Accounting Policies and Other Matters................................ PE - 19
          3.  Regulatory Matters.......................................................................... PE - 22
          4.  Goodwill Impairment......................................................................... PE - 24
          5.  Related Party Transactions.................................................................. PE - 24
          6.  Debt Rating Downgrades ..................................................................... PE - 26
          7.  Commitments and Contingencies............................................................... PE - 26

Quantitative and Qualitative Disclosures about Market Risk................................................ CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings............................................................................ CO - 1
     Item 5. Other Information............................................................................ CO - 2
     Item 6. Exhibits and Reports on Form 8-K............................................................. CO - 3
     Signatures........................................................................................... CO - 5

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

ALJ....................................... Administrative Law Judge
APB....................................... Accounting Principles Board
APB Opinion No. 18........................ APB Opinion No. 18, "The Equity Method of Accounting for Investments
                                           in Common Stock"
APB Opinion No. 20........................ APB Opinion No. 20, "Accounting Changes"
APB Opinion No. 30........................ APB Opinion No. 30, "Reporting Results of Operations - Reporting the
                                           Effects of Disposal of a Segment of a Business"
Accumulated Benefit Obligation............ The liabilities of a pension plan based on service and pay to date.
                                           This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases
Alliance.................................. Alliance Regional Transmission Organization
ARO....................................... Asset Retirement Obligation

bcf....................................... Billion cubic feet
BG LNG Services........................... BG LNG Services, Inc., a subsidiary of BG Group of the United Kingdom
Big Rock.................................. Big Rock Point nuclear power plant, owned by Consumers
Board of Directors........................ Board of Directors of CMS Energy

Centennial................................ Centennial Pipeline, LLC, in which Panhandle owns a one-third interest
CEO....................................... Chief Executive Officer
CFO....................................... Chief Financial Officer
Clean Air Act............................. Federal Clean Air Act, as amended
CMS Capital............................... CMS Capital Corp., a subsidiary of Enterprises
CMS Electric and Gas...................... CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy................................ CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock................... Common stock of CMS Energy, par value $.01 per share
CMS Gas Transmission...................... CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation............................ CMS Generation Co., a subsidiary of Enterprises
CMS Holdings.............................. CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland............................... CMS Midland Inc., a subsidiary of Consumers
CMS MST................................... CMS Marketing, Services and Trading Company, a subsidiary of
                                           Enterprises
CMS Oil and Gas .......................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Viron................................. CMS Viron Energy Services, a wholly owned subsidiary of CMS MST
Consumers................................. Consumers Energy Company, a subsidiary of CMS Energy
Court of Appeals.......................... Michigan Court of Appeals
Customer Choice Act....................... Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers as of January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison............................ The Detroit Edison Company, a non-affiliated company
DIG....................................... Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of
                                           CMS Generation
DOE....................................... U.S. Department of Energy

Dow....................................... The Dow Chemical Company, a non-affiliated company
Duke Energy............................... Duke Energy Corporation, a non-affiliated company

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

FASB...................................... Financial Accounting Standards Board
FERC...................................... Federal Energy Regulatory Commission
FMB....................................... First Mortgage Bonds
FMLP...................................... First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility
FTC....................................... Federal Trade Commission
GCR....................................... Gas cost recovery
GTNs...................................... CMS Energy General Term Notes(R), $200 million Series D, $400 million
                                           Series E and $300 million Series F
Guardian ................................. Guardian Pipeline, LLC, in which Panhandle owns a one-third interest

Health Care Plan.......................... The medical, dental, and prescription drug programs offered to eligible employees of Panhandle, Consumers and CMS Energy

INGAA..................................... Interstate Natural Gas Association of America
IPP....................................... Independent Power Producer

Jorf Lasfar............................... The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS
                                           Generation and ABB Energy Venture, Inc.

kWh....................................... Kilowatt-hour

LIBOR..................................... London Inter-Bank Offered Rate
Loy Yang.................................. The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS Generation holds a 50 percent ownership interest
LNG....................................... Liquefied natural gas
LNG Holdings.............................. CMS Trunkline LNG Holdings, LLC, jointly owned by CMS Panhandle
                                           Holdings, LLC and Dekatherm Investor Trust
Ludington................................. Ludington pumped storage plant, jointly owned by Consumers and Detroit
                                           Edison

MACT...................................... Maximum Achievable Control Technology
MAPL...................................... Marathon Ashland Petroleum, LLC, partner in Centennial mcf....................................... Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis
METC...................................... Michigan Electric Transmission Company, formally a subsidiary of
                                           Consumers Energy and now an indirect subsidiary of Trans-Elect
Michigan Gas Storage...................... Michigan Gas Storage Company, a subsidiary of Consumers
MISO...................................... Midwest Independent System Operator

SFAS No. 5................................ SFAS No. 5, "Accounting for Contingencies"
SFAS No. 34............................... SFAS No. 34, "Capitalization of Interest Cost"
SFAS No. 52............................... SFAS No. 52, "Foreign Currency Translation"
SFAS No. 71............................... SFAS No. 71, "Accounting for the Effects of Certain Types of
                                           Regulation"
SFAS No. 87............................... SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
                                           Than Pensions"
SFAS No. 115.............................. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                           Securities"
SFAS No. 123.............................. SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133.............................. SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                           Activities, as amended and interpreted"
SFAS No. 142.............................. SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.............................. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
                                           Assets"
SFAS No. 145.............................. SFAS No. 145, "Recission of FASB statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections"
SFAS No. 146.............................. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
                                           Activities"
SFAS No. 148.............................. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition
                                           and Disclosure"
SIPS...................................... State Implementation Plans
Southern Union............................ Southern Union Company, a non-affliated company
Special Committee......................... A special committee of independent directors, established by CMS
                                           Energy's Board of Directors, to investigate matters surrounding round-trip trading
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.  These costs could include owned and purchased generation and regulatory assets
Superfund................................. Comprehensive Environmental Response, Compensation and Liability Act
TEPPCO.................................... TE Products PipeLine Company, Limited Partnership, partner in Centennial
Trunkline ................................ Trunkline Gas Company, LLC, a subsidiary of CMS Panhandle Holdings, LLC
Trunkline LNG ............................ Trunkline LNG Company, LLC, a subsidiary of LNG Holdings, LLC
Trust Preferred Securities................ Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

VEBA Trusts............................... VEBA (voluntary employees' beneficiary association) Trusts are tax-exempt accounts established to specifically set aside employer contributed assets to pay for future expenses of the OPEB plan

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, including Panhandle and its subsidiaries, is engaged in several domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; and energy marketing, services and trading.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 2002 Form 10-K. This MD&A refers to, and in some sections specifically incorporates by reference, CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that CMS Energy may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. CMS Energy's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause CMS Energy's actual results to differ materially from the results anticipated in such statements. CMS Energy has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. CMS Energy does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2002 Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. CMS Energy designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact CMS Energy's business and financial outlook. This Form 10-Q also describes material contingencies in CMS Energy's Condensed Notes to Consolidated Financial Statements, and CMS Energy encourages its readers to review these Notes.

CRITICAL ACCOUNTING POLICIES

CMS Energy's consolidated financial statements are based on the application of accounting principles generally accepted in the United States. The application of these principles often requires management to make certain judgments, assumptions and estimates that may result in different financial presentations. CMS Energy believes that certain accounting principles are critical in terms of understanding its consolidated financial statements. These principles include the use of estimates in accounting for contingencies and long-lived assets, accounting for derivatives and financial instruments, mark-to-market accounting, international operations and foreign currency, regulatory accounting, and pension and postretirement benefits.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to: depreciation, amortization, interest rates, discount rates, currency exchange rates, future commodity prices, mark-to-market valuations, investment returns, impact of new accounting standards, international economic policy, future costs associated with long-term contractual obligations, future compliance costs associated with



                                     CMS-1

                                                          CMS Energy Corporation

environmental regulations and continuing creditworthiness of counterparties. Actual results could differ materially from those estimates.

Periodically, in accordance with SFAS No. 144 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than of a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $14.3 billion at March 31, 2003, approximately 45 to 50 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

CMS Energy has recently recorded write-downs of non-strategic or under-performing long-lived assets as a result of implementing a new strategic direction. CMS Energy is pursuing the sale of all of these non-strategic and under-performing assets, including some assets that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different from the remaining carrying value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur, or the amount of cash or the value of consideration to be received.

Similarly, the recording of estimated liabilities for contingent losses within the financial statements is guided by the principles in SFAS No. 5 that require a company to record estimated liabilities in the financial statements when it is probable that a loss will be incurred in the future as a result of a current event, and when the amount can be reasonably estimated.

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects to incur significant costs for future environmental compliance, especially compliance with clean air laws.

The EPA has issued regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of March 31, 2003, Consumers has incurred $420 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their cost can change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the standards. For further information, see Note 4, Uncertainties, "Consumers' Electric Utility Contingencies - Electric Environmental Matters."


                                     CMS-2

                                                          CMS Energy Corporation

GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will incur investigation and remedial action costs at a number of sites. Consumers estimates the costs for 23 former manufactured gas plant sites will be between $82 million and $113 million, using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. These estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between three and seven percent. Consumers expects to recover a significant portion of these costs through MPSC-approved rates charged to its customers. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could change the remedial action costs for the sites. For further information see Note 4, Uncertainties, "Consumers' Gas Utility Contingencies - Gas Environmental Matters."

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990 and to supply electricity and steam to Dow. Consumers, through two wholly owned subsidiaries, holds a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the term of the PPA ending in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh and a fixed energy charge, and also to pay a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Consumers has not been allowed full recovery of the capacity and fixed energy charges in rates. After September 2007, the PPA's regulatory out terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At March 31, 2003 and 2002 the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $30 million and $46 million, respectively. The PPA liability is expected to be depleted in late 2004.

In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1, 1999, that addressed, among other things, the ability of the MCV Partnership to count modifications increasing the capacity of the existing MCV Facility for purposes of computing the availability of contract capacity under the PPA for billing purposes. That settlement agreement capped payments made on the basis of availability that may be billed by the MCV Partnership at a maximum 98.5 percent availability level.

When Consumers returns, as expected, to unfrozen rates beginning in 2004, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum
98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:


                                     CMS-3

                                                          CMS Energy Corporation

                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
                                                                 2003       2004       2005       2006       2007
-----------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax               $37        $36        $36       $36        $25
Amount to be charged to operating expense, net of tax             $18        $18         36       $36        $25
Amount to be charged to PPA liability, net of tax                 $19        $18        $ -       $ -        $ -
=================================================================================================================

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

For further information see Note 4, Uncertainties, "Other Consumers' Electric Utility Uncertainties - The Midland Cogeneration Venture."

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS AND MARKET RISK INFORMATION

DERIVATIVE INSTRUMENTS: CMS Energy uses the criteria in SFAS No. 133, as amended and interpreted, to determine if certain contracts must be accounted for as derivative instruments. The rules for determining whether a contract meets the criteria for derivative accounting are numerous and complex. As a result, significant judgment is required to determine whether a contract requires derivative accounting, and similar contracts can sometimes be accounted for differently.

The types of contracts CMS Energy currently classifies as derivative instruments are interest rate swaps, foreign currency exchange contracts, certain electric call options, fixed priced weather-based gas supply call options, fixed price gas supply put options, gas futures, and gas and power swaps and forward purchases and sales. CMS Energy does not account for electric capacity and certain energy contracts, gas supply contracts, coal and nuclear fuel supply contracts, or purchase orders for numerous supply items as derivatives.

Certain of Consumers' electric capacity and energy contracts are not derivatives due to the lack of an active energy market in the state of Michigan, as defined by SFAS No. 133, and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. If a market develops in the future, Consumers may be required to account for these contracts as derivatives. The mark-to-market impact on earnings related to these contracts, particularly related to the PPA, could be material to the financial statements.

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



                                     CMS-4

                                                          CMS Energy Corporation


In order to determine the fair value of contracts that are accounted for as derivative instruments, CMS Energy uses a combination of quoted market prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the option contracts. The models used by CMS Energy have been tested against market quotes to ensure consistency between model outputs and market quotes. At March 31, 2003, CMS Energy assumed a market-based interest rate of 4.5 percent and a volatility rate of 107.5 percent in calculating the fair value of its electric call options.

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

FINANCIAL INSTRUMENTS: CMS Energy accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value with any unrealized gains or losses resulting from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

MARKET RISK INFORMATION: CMS Energy is exposed to market risks including, but not limited to, changes in interest rates, commodity prices, currency exchange rates, and equity security prices. CMS Energy's market risk, and activities designed to minimize this risk, are subject to the direction of an executive oversight committee consisting of designated members of senior management and a risk committee, consisting of certain business unit managers. The risk committee's role is to review the corporate commodity position and ensure that net corporate exposures are within the economic risk tolerance levels established by CMS Energy's Board of Directors. Established policies and procedures are used to manage the risks associated with market fluctuations.

In accordance with SEC disclosure requirements, CMS Energy performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon hypothetical 10 percent increases and decreases in market rates or prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks. Therefore, CMS Energy and its subsidiaries rely on the experience and judgment of senior management and traders to revise strategies and adjust positions as they deem necessary. Losses in excess of the amounts determined in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including interest rate risk associated with trust preferred securities, and from interest rate swap agreements. CMS Energy uses a combination of these instruments to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain a balance between risk and the lowest cost of capital. At March 31, 2003, the carrying amounts of long-term debt and trust preferred securities were $5.2 billion and $883 million, respectively, with



                                     CMS-5

                                                          CMS Energy Corporation

corresponding fair values of $5.1 billion and $640 million, respectively. Based on a sensitivity analysis at March 31, 2003, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would decrease or increase by approximately $9 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $331 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance all of its long-term fixed-rate debt and trust preferred securities and therefore, CMS Energy believes that any adverse change in interest rates would not have a material effect on its consolidated financial position as of March 31, 2003.

At March 31, 2003, the fair value of CMS Energy's floating to fixed interest rate swaps with a notional amount of $294 million was negative $4 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices change by an average 10 percent, operating income for the subsequent nine months would change by $2.2 million. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows at March 31, 2003. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories or for commodity positions related to trading activities.

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

As of March 31, 2003 and 2002, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $10 million and $19 million, respectively. At March 31, 2003 and 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million and $4 million respectively. As of March 31, 2003 and 2002, Consumers had an asset of $28 million and $48 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of March 31, 2003, Consumers did not have any gas supply-related call or put option contracts. As of March 31, 2002, the fair value based on quoted future market prices of gas supply contracts containing embedded options was $4 million. At March 31, 2002, a hypothetical 10 percent adverse change in market prices was immaterial.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and which have debt denominated in U.S. dollars. CMS Energy typically uses forward exchange contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of the hedges on the investments in foreign operations is reflected in other comprehensive income as a component of foreign currency translation adjustment. For the three months ended March 31, 2003, there was no mark-to-market



                                     CMS-6

                                                          CMS Energy Corporation

adjustment included in the total net foreign currency translation adjustment of $13 million. At March 31, 2003, there were no foreign exchange hedges. Therefore, a sensitivity analysis at March 31, 2003 would be immaterial.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. At March 31, 2003, a hypothetical 10 percent adverse shift in equity securities prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows.

For a discussion of accounting policies related to derivative transactions, see
Note 7, Risk Management Activities and Financial Instruments, incorporated by reference herein.

MARK-TO-MARKET ACCOUNTING

Through December 31, 2002, CMS MST's wholesale power and gas trading activities were accounted for under the mark-to-market method of accounting. Effective, January 1, 2003, EITF Issue No. 98-10 was rescinded by EITF Issue No. 02-03 and as a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 can be carried at fair value. The impact of this change for CMS MST was recognized as a cumulative effect of a change in accounting principle of $(23) million, net of tax. See Note 10, Adoption of New Accounting Standards. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements.

Changes in fair value are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. Mathematical models are developed to determine various inputs into the fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. The creditworthiness of these counterparties will impact overall exposure to credit risk; however, CMS Energy maintains credit policies that management believes minimize overall credit risk with regard to its counterparties. Determination of its counterparties' credit quality is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When trading terms permit, CMS Energy employs standard agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.



                                     CMS-7

                                                          CMS Energy Corporation

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of March 31, 2003.

                                                                                    In Millions
-----------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of December 31, 2002                              $  81
Fair value of new contracts when entered into during the period                              -
Implementation of EITF Issue No. 02-03 (a)                                                 (36)
Fair value of derivative contracts sold and received from asset sales (b)                  (30)
Changes in fair value attributable to changes in valuation techniques and assumptions        -
Contracts realized or otherwise settled during the period                                  (12)
Other changes in fair value (c)                                                              4
----------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of March 31, 2003                                 $   7
==============================================================================================

         (a) Reflects the removal of contracts that do not qualify as derivatives under SFAS No. 133 as of January 1, 2003.

         (b) Reflects $(60) million of price risk management assets sold and $30 million of price risk management assets received related to the sales of the gas and power books.

         (c) Reflects changes in price and net increase/(decrease) in position size of forward positions as well as changes to mark-to-market and credit reserves.

Fair Value of Contracts at March 31, 2003                                                  In Millions
------------------------------------------------------------------------------------------------------
                                 Total                                              Maturity(in years)
Source of Fair Value          Fair Value     Less than 1     1 to 3     4 to 5          Greater than 5
------------------------------------------------------------------------------------------------------
Prices actively quoted            $  (2)           $  (2)    $    -     $   -                   $   -
Prices based on models and
  other valuation methods             9                4          4         1                       -
------------------------------------------------------------------------------------------------------
Total                             $   7            $   2     $    4     $   1                   $   -
======================================================================================================


INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

CMS Energy, through its subsidiaries and affiliates, has acquired investments in energy-related projects throughout the world. As a result of a change in business strategy, over the last two years, CMS Energy has been divesting its non-strategic or under-performing foreign investments.

BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. As of March 31, 2003, the cumulative Foreign Currency Translation decreased stockholders' equity by $445 million. Included in this amount is an unrealized loss of $119 million, net of tax, related to CMS Energy's investment in Loy Yang. The loss will be realized upon sale, full liquidation, or other disposition of CMS Energy's investment in Loy Yang. CMS Energy is continuing to review its business alternatives for its investment in Loy Yang, including future financing and operating alternatives, the nature and extent of CMS Energy's future involvement and the potential for an ultimate sale of its interest in the future. CMS Energy has not established a deadline for any of these alternatives.




                                     CMS-8

                                                          CMS Energy Corporation


Argentina: In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law repealed the fixed exchange rate of one U.S. dollar to one Argentina peso, converted all dollar-denominated utility tariffs and energy contract obligations into pesos at the same one-to-one exchange rate, and directed the President of Argentina to renegotiate such tariffs.

Effective April 30, 2002, CMS Energy adopted the Argentine peso as the functional currency for most of its Argentine investments. CMS had previously used the U.S. dollar as the functional currency for its Argentine investments. As a result, on April 30, 2002, CMS Energy translated the assets and liabilities of its Argentine entities into U.S. dollars, in accordance with SFAS No. 52, using an exchange rate of 3.45 pesos per U.S. dollar, and recorded an initial charge to the Foreign Currency Translation component of Common Stockholders' Equity of approximately $400 million.

While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At March 31, 2003, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 2.973 pesos per U.S. dollar was $258 million. This amount also reflects the effect of recording U.S. income taxes with respect to temporary differences between the book and tax basis of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to no longer be essentially permanent in duration.

INCOME STATEMENT: For subsidiaries operating in highly inflationary economies or that meet the U.S. functional currency criteria outlined in SFAS No. 52, the U.S. dollar is deemed to be the functional currency. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, except those that are hedged, are included in determining net income.

HEDGING STRATEGY: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings, as well as the equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts are inversely correlated with the losses and gains, respectively, on the assets and liabilities being hedged. Foreign currency adjustments for other CMS Energy international investments were immaterial.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity would normally expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of March 31, 2003, Consumers had $1.121 billion recorded as regulatory assets and $463 million recorded as regulatory liabilities.



                                     CMS-9

                                                          CMS Energy Corporation

In March 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market-based rates for its electric customers. Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143.

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

On December 31, 2000, the Big Rock trust fund was considered fully funded. A portion of its current decommissioning cost is due to the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary but for the failure of the DOE to take possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. A number of utilities have commenced litigation in the Court of Claims, including Consumers, which filed its complaint in December 2002. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002, against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law.

On March 26, 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation submitted a complaint to the MPSC which was served on Consumers by the MPSC on April 18, 2003. The complaint asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers Energy, The Detroit Edison Company, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation including establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. Consumers is reviewing the complaint. Consumers is unable to predict the outcome of this matter.



                                     CMS-10

                                                          CMS Energy Corporation

The funds provided by the trusts and additional funds from DOE litigation are expected to fully fund the decommissioning costs. Variance from trust earnings, a lesser recovery of costs from the DOE, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites and the adequacy of the decommissioning trust funds.

ACCOUNTING FOR PENSION AND OPEB

CMS Energy provides postretirement benefits under its Pension Plan, and postretirement health and life insurance benefits under its OPEB plans to substantially all its retired employees. CMS Energy uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year. The Pension Plan includes amounts for employees of Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. No portion of the Pension Plan will be transferred with the sale of Panhandle. At the closing of the sale, all employees of Panhandle will no longer be eligible to accrue additional benefits. The Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees that are vested under the Pension Plan. CMS Energy expects a curtailment gain of $2 million for the Pension Plan and $2 million for the OPEB plan relating to the sale of Panhandle.

CMS Energy estimates pension expense will approximate $46 million, $51 million and $58 million in 2003, 2004 and 2005, respectively. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Pension Plan.

CMS Energy has announced changes to the Pension Plan. Employees hired on or after July 1, 2003 will be covered by the cash balance plan section of the plan currently being used. Under the cash balance plan, an employee's retirement account is credited annually with a percentage of their salary and any amounts that are vested are portable when an employee leaves the company. In addition, the method used to convert an employee's benefit to a lump sum payment is being changed. Employees who elect the lump sum payment option will not earn any additional early retirement subsidy. As a result, employees who choose the lump sum payment option, and retire before age 65, will receive lower lump sum payments.

In order to keep health care benefits and costs competitive, CMS Energy has announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that CMS Energy's future increases in health care costs will be shared with salaried employees. The salaried retirees Health Care Plan also has been amended. Pre-Medicare retirees now elect coverage from four different levels of coverage, with the two best coverage options requiring premium contributions. These plans also coordinate benefits under a maintenance of benefits provision to reduce claims cost for the Company. Mail-order prescription copays also have been increased for all salaried retirees.





                                     CMS-11

                                                          CMS Energy Corporation


RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS


                                                    In Millions (Except for EPS)
--------------------------------------------------------------------------------

Three Months Ended March 31                                     2003        2002
--------------------------------------------------------------------------------
CMS Energy Net Income                                          $   79      $  42
CMS Energy Basic Earnings Per Share                            $ 0.55      $0.32
CMS Energy Diluted Earnings Per Share                          $ 0.51      $0.32
--------------------------------------------------------------------------------

CMS Energy net income reflects the continued implementation of the financial improvement plan and on-going asset sales program first announced in 2001. The financial improvement plan focuses on strengthening CMS Energy's balance sheet and improving financial liquidity through debt reduction and aggressive cost management. The on-going asset sales program's objectives are to generate cash to reduce debt, reduce business risk and provide for more predictable future earnings. This program encompasses the sale of non-strategic and under-performing assets, the proceeds of which are being used primarily to reduce debt.

CMS Energy Net Income                                                In Millions
--------------------------------------------------------------------------------

Three Months Ended March 31                        2003        2002       Change
--------------------------------------------------------------------------------

                                                  $  79      $  42         $ 37
================================================================================

Electric Utility                                  $  51      $  50         $  1
Gas Utility                                          54         28           26
Enterprises                                          23         66          (43)
Corporate Interest and Other                        (52)       (51)          (1)
Discontinued Operations                              27        (51)          78
Accounting Changes                                  (24)         -          (24)
--------------------------------------------------------------------------------
Net Income                                        $  79      $  42        $  37
================================================================================

For the three months ended March 31 2003, CMS Energy's net income was $79 million or $0.51 per diluted share, an increase of $37 million or $0.19 per share from the three months ended March 31, 2002. The increase primarily reflects increased electric and gas deliveries and the impact of Consumers' final gas rate order issued in the fourth quarter of 2002 that increased gas tariff rates. The three months ended March 31, 2003 also includes the cumulative effect of a change in accounting resulting from the implementation of EITF Issue No. 02-03 at CMS MST of $(23) million, net of tax and the implementation of SFAS No. 143 of $(1) million, net of tax. The three months ended March 31, 2002 includes an after-tax gain on the sale of CMS Energy's ownership interests in Equatorial Guinea properties of $324 million and the cumulative effect of a change in accounting for goodwill at Panhandle of ($369) million, net of tax and CMS Viron of $(10) million, net of tax, which are reflected in discontinued operations.



                                     CMS-12

                                                          CMS Energy Corporation


CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                     In Millions
-------------------------------------------------------------------------------
March 31                                       2003           2002       Change
-------------------------------------------------------------------------------

Three months ended                              $51            $50           $1
===============================================================================


Reasons for the change:
Electric deliveries                                                         $13
Power supply costs and related revenue                                       13
Other operating expenses and non-commodity revenue                          (22)
Fixed charges                                                                (3)
--------------------------------------------------------------------------------

Total change                                                                $ 1
===============================================================================

ELECTRIC DELIVERIES: For the three months ended March 31, 2003, electric delivery revenues increased by $13 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 9.7 billion kWh, an increase of 0.5 billion kWh or 5.6 percent from 2002. This increase is primarily the result of increased deliveries to the higher margin residential and commercial sectors, along with the growth in retail deliveries.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended March 31, 2003, power supply costs and related revenues increased electric net income by $13 million from 2002. This increase is primarily the result of increased intersystem revenues.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUE: For the three months ended March 31, 2003, operating expenses increased compared to 2002. This increase can be attributed to a scheduled refueling outage at Palisades that began in March and higher transmission costs due to the loss of a financial return on the sold Consumers' transmission system asset in May 2002. Slightly offsetting these increased operating expenses are increased non-commodity revenues associated with miscellaneous service revenues.

INCOME TAXES: For the three months ended March 31, 2003, income tax expense remained relatively flat compared to 2002.

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

                                                                    In Millions
-------------------------------------------------------------------------------
March 31                                       2003           2002       Change
-------------------------------------------------------------------------------

Three months ended                              $54            $28          $26
===============================================================================

Reasons for the change:
Gas deliveries                                                              $33
Gas rate increase                                                            19
Gas wholesales and retail services                                            3
Operation and maintenance                                                   (10)
General taxes, depreciation, and other income                                (5)
Fixed charges                                                                (1)
Income taxes                                                                (13)
-------------------------------------------------------------------------------

Total change                                                               $ 26
===============================================================================



                                     CMS-13

                                                          CMS Energy Corporation

GAS DELIVERIES: For the three months ended March 31, 2003, gas delivery revenues increased by $33 million from the previous year. System deliveries, including miscellaneous transportation, totaled 174 bcf, an increase of 25 bcf or 16.4 percent compared with 2002. This increase is primarily due to colder weather that resulted in increased deliveries to the residential and commercial sectors in 2003.

GAS RATE INCREASE: In November 2002, the MPSC issued a final gas rate order authorizing a $56 million annual increase in Consumers gas tariff rates. As a result of this order, Consumers recognized increased gas revenues of $19 million.

OPERATION AND MAINTENANCE: For the three months ended March 31, 2003, operation and maintenance expenses increased $10 million compared to 2002. This increase reflects the recognition of additional expenditures on safety, reliability and customer service due to the colder temperatures for the quarter, compared to the same period in 2002.

INCOME TAXES: For the three months ended March 31, 2003, income tax expense increased primarily due to improved earnings of the gas utility.

ENTERPRISES RESULTS OF OPERATIONS

For the three months ended March 31, 2003, Enterprises net income was $23 million, a decrease of $43 million from the comparable period in 2002. The decrease reflects reduced CMS MST and CMS Gas Transmission earnings due primarily to the shift in business strategy. See the Enterprises Outlook section in this MD&A. The decrease was partially offset by improved independent power production results due to improved earnings at the MCV Facility and stabilization of the Argentine Peso which resulted in foreign currency gains at the Argentine power plants.

OTHER RESULTS OF OPERATIONS

For the three months ended March 31, 2003, corporate interest and other net expenses were $52 million compared to $51 million for the comparable period in 2002. Interest expense, net of tax, for the three months ended March 31, 2003 was $43 million, a decrease of $9 million from the comparable 2002 period, reflecting lower interest costs at the Parent. Corporate overhead and other expenses increased $11 million from the comparable 2002 period due primarily to the timing of certain corporate expenses incurred.

OTHER: Discontinued Operations includes Panhandle, CMS Viron, CMS Field Services and International Energy Distribution. For more information, see Note 3, Discontinued Operations.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries, including proceeds from asset sales. During the first quarter of 2003, Consumers paid $78 million in common dividends and other distributions and Enterprises paid $18 million in common dividends and other distributions to CMS Energy. In March 2003, Consumers declared a $31 million common dividend to CMS Energy, payable in May 2003. CMS Energy's consolidated cash requirements are met by its operating and financing activities. Consistent with CMS Energy's liquidity objectives, $675 million consolidated cash was on hand at March 31, 2003.



                                     CMS-14

                                                          CMS Energy Corporation


OPERATING ACTIVITIES: CMS Energy's net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas and the generation, distribution and sale of electricity. For the first three months of 2003 and 2002, cash from operations after interest charges totaled $400 million and $247 million, respectively. The $153 million increase in cash from operations resulted primarily from an increase in cash earnings and a decrease in inventories. These improvements in cash from operations were partially offset by an increase in accounts receivable and accrued revenues and other temporary changes in working capital items due to timing of cash receipts and payments. CMS Energy uses cash derived from its operating activities primarily to maintain and expand its businesses and to pay interest on and retire portions of its long-term debt.

INVESTING ACTIVITIES: For the first three months of 2003 and 2002, CMS Energy's net cash (used in) provided by investing activities totaled $(53) million and $647 million, respectively. The $700 million decrease in cash provided primarily reflects a decrease in proceeds received from the sale of assets. CMS Energy's expenditures, including investments and assets placed under capital lease, in the first three months of 2003 for its utility and diversified energy businesses were $126 million and $42 million, respectively, compared to $164 million and $30 million, respectively, for the first three months of 2002.

FINANCING ACTIVITIES: For the first three months of 2003 and 2002, CMS Energy's net cash used in financing activities totaled $50 million and $891 million, respectively. The $841 million decreased use of cash resulted primarily from an increase in proceeds received from notes, bonds and other long-term debt of $15 million, a decrease in retirement of notes, bonds and other long-term debt of $742 million, a decrease in the retirement of trust preferred securities of $30 million, a decrease in the payment of common stock dividends of $49 million and a lesser decrease in notes payable of $48 million. These improvements in financing activities were partially offset by a decrease in proceeds received from the issuance of common stock of $42 million.

In January 2003, the Board of Directors suspended the payment of common stock dividends. CMS Energy expects this dividend suspension will improve its liquidity by more than $100 million in 2003.

OTHER INVESTING AND FINANCING MATTERS: At March 31, 2003, the book value per share of CMS Energy Common Stock was $8.53.

CREDIT FACILITIES: On March 30, 2003, CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities under which $409 million was then outstanding. The Second Amended and Restated Senior Credit Agreement includes a $159 million tranche with a maturity date of April 30, 2004 and a $250 million tranche with a maturity date of September 30, 2004. The facility was underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, are required to be used to prepay this facility. This facility is collateralized primarily by the stock of Consumers, Enterprises and certain Enterprises subsidiaries.

On March 30, 2003, Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004. Subsequently, on April 21, 2003, Enterprises entered into a $75 million revolving credit facility with a maturity date of April 30, 2004. These facilities were underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Proceeds from these loans will be used for general corporate purposes, to retire debt and to collateralize $160 million of letters of credit. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers,




                                     CMS-15

                                                          CMS Energy Corporation


are required to be used to prepay these facilities. It is expected that proceeds from the Panhandle sale will be used to pay off these facilities in full. These facilities are guaranteed by CMS Energy, whose guaranty is primarily secured by the stock of Consumers and Enterprises.

REQUIRED RATIOS: CMS Energy's credit facilities have contractual restrictions that require CMS Energy to maintain certain ratios as of the last day of each fiscal quarter. Violation of these ratios would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable. At March 31, 2003, CMS Energy was in compliance with required ratios.

Required Ratio                                    Limitation                      Ratio at March 31, 2003
-------------------------------------------------------------------------------------------------------------------
Consolidated Leverage Ratio                 not more than 7.00 to 1.00                 5.84 to 1.00
Cash Dividend Coverage Ratio                not less than 1.20 to 1.00                 1.73 to 1.00
-------------------------------------------------------------------------------------------------------------------

In 1994, CMS Energy executed an indenture with J.P.Morgan Chase Bank pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At March 31, 2003, CMS Energy's consolidated leverage ratio was 0.79 to 1.0. As a result, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding of CMS Energy and of its material subsidiaries. This leverage ratio may be significantly reduced with the proceeds of CMS Energy's sale of Panhandle, its sale of CMS Field Services, or other asset sales.

REGULATORY AUTHORIZATION FOR FINANCINGS: At March 31, 2003, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $381 million for general corporate purposes, and $610 million of first mortgage bonds to be issued solely as collateral for the long-term securities. On April 30, 2003, Consumers sold $625 million principal amount of first mortgage bonds. Its remaining FERC authorization after this issue is (1) $250 million of long-term securities for refinancing or refunding purposes, (2) $6 million for general corporate purposes, and (3) $610 million remaining first mortgage bonds available to be issued solely as collateral for the long-term securities. Consumers anticipates applying in the second quarter of 2003 for an increase in FERC authorization to issue new long-term securities for refinancing or refunding and for general corporate purposes. On October 10, 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

LONG TERM FINANCINGS: In March 2003, Consumers entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan were used for general corporate purposes.

In March 2003, Consumers entered into a $150 million term loan secured by first mortgage bonds. This term loan has a three-year maturity expiring in March 2006; the loan has a cost of LIBOR plus 450 basis points. Proceeds from this loan were used for general corporate purposes.

In April 2003, Consumers sold $625 million principal amount of first mortgage bonds in a private offering to institutional investors; $250 million were issued at 4.25 percent, maturing on April 15, 2008, and net proceeds




                                     CMS-16

                                                          CMS Energy Corporation


were approximately $248 million, $375 million were issued at 5.38 percent, maturing on April 15, 2013, and net proceeds were approximatley $371 million. Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that may include paying down additional debt. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 31, 2003.

SHORT TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003.

RESTRICTED PAYMENTS: Pursuant to restrictive covenants in debt facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. In January 2003, Consumers declared and paid a $78 million common dividend. In March 2003, Consumers declared a $31 million common dividend payable in May 2003.

OBLIGATIONS AND COMMITMENTS

The following information on CMS Energy's contractual obligations, off-balance sheet arrangements and commercial commitments is provided to collect information in a single location so that a picture of liquidity and capital resources is readily available.

CONTRACTUAL OBLIGATIONS: CMS Energy has contractual obligations including long-term debt, notes payable, and capital lease obligations. Notes payable include Consumers' $250 million revolving credit agreement. Capital leases include leased service vehicles and the new headquarters building.

OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy's use of long-term contracts for the purchase of commodities and services, the sale of Consumers' accounts receivables, and operating leases are considered to be off-balance sheet arrangements.

CMS Energy's operating leases are predominately railroad coal car leases, aircraft, vehicles and miscellaneous office equipment. The full lease obligation becomes due in case of lease payment default.

At March 31, 2003, Consumers had, through its wholly owned subsidiary Consumers Receivables Funding, a $325 million trade receivable sale program in place as an anticipated source of funds for general corporate purposes. At March 31, 2003 and 2002, the receivables sold totaled $325 million for each year; the average annual discount rate was 1.57 percent and 2.15 percent, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold. On April 30, 2003, Consumers ended its trade receivable sale program with its then existing purchaser and anticipates that a new receivable program will be in place with a new purchaser in May 2003.

Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations. Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $47 million per month for the remaining nine months of 2003, including $34 million related to the MCV Facility. If a plant is not available to deliver electricity to Consumers, then Consumers would not be obligated to make the capacity payment while the plant is unable to deliver. CMS Energy uses these off-balance sheet arrangements in its normal business operations.


                                     CMS-17

                                                          CMS Energy Corporation


In addition, CMS Energy, through its subsidiary companies, has equity investments in partnerships and joint ventures in which they have a minority ownership interest. As of March 31, 2003, CMS Energy's proportionate share of unconsolidated debt associated with these investments was $2.6 billion. This unconsolidated debt is non-recourse to CMS Energy and is not included in the amount of long-term debt that appears on CMS Energy's Consolidated Balance Sheets.

The following table shows a summary of CMS Energy's contractual obligations, including off-balance sheet commitments at March 31, 2003.

Contractual Obligations                                                                          In Millions
--------------------------------------------------------------------------------------------------------------
                                                                        Payments Due
                                                  ------------------------------------------------------------
March 31                             Total        2003        2004       2005      2006      2007     Beyond
--------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 6,127       $  915      $  461    $  744     $  663     $ 538    $ 2,806
   Notes payable                       253          253           -         -          -         -          -
   Capital lease obligations(a)        153           12          19        18         17        16         71
--------------------------------------------------------------------------------------------------------------
Total on-balance sheet             $ 6,533       $1,180      $  480    $  762     $  680     $ 554    $ 2,877
==============================================================================================================
Off-balance sheet:
   Non-recourse debt               $ 2,614       $  270        $152    $  128     $  392     $  32    $ 1,640
   Operating leases                     94           13          14        10         10         8         39
   Sale of accounts receivable         325          325           -         -          -         -          -
   Unconditional purchase
     Obligations                    18,888        1,843       1,386     1,119        874       742     12,924
--------------------------------------------------------------------------------------------------------------
Total off-balance sheet            $21,921       $2,451      $1,552    $1,257     $1,276     $ 782    $14,603
==============================================================================================================

(a) Capital lease obligations include $20 million of imputed interest.

COMMERCIAL COMMITMENTS: As of March 31, 2003, CMS Energy, Enterprises, and their subsidiaries have guaranteed payment of obligations through guarantees, indemnities and letters of credit, of unconsolidated affiliates and related parties approximating $993 million. Included in this amount, Enterprises, in the ordinary course of its business, has guaranteed contracts of CMS MST that contain certain schedule and performance requirements. As of March 31, 2003, the actual amount of financial exposure covered by these guarantees and indemnities was $297 million. Management monitors and approves these obligations and believes it is unlikely that CMS Energy would be required to perform or otherwise incur any material losses associated with these guarantees. Indemnities are three-party agreements used to assure performance of contracts by CMS Energy. Letters of credit are issued by banks guaranteeing CMS Energy's payments of its drafts. Drafts are for a stated amount and for a specified period; they substitute the bank's credit for CMS Energy's and eliminate the credit risk for the other party.

Commercial Commitments                                                                             In Millions
----------------------------------------------------------------------------------------------------------------
                                                                Commitment Expiration
                                                 ---------------------------------------------------------------
March 31                              Total       2003         2004     2005       2006        2007     Beyond
----------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                        $ 469       $   20      $    -    $    -       $  4      $  -        $445
   Indemnities                         241            5           -        36          -         -         200
   Letters of Credit                   283          247          32         -          -         -           4
----------------------------------------------------------------------------------------------------------------
Total                                 $993       $  272      $   32    $   36       $  4      $  -        $649
================================================================================================================

For further information, see Note 5, Short-Term and Long-Term Financings and Capitalization, incorporated by reference herein.


                                     CMS-18

                                                          CMS Energy Corporation


OUTLOOK

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy's liquidity and capital requirements generally are a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy has historically met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets.

In 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. CMS Energy at the parent level had approximately $598 million, Consumers and its subsidiaries had approximately $727 million, and Panhandle and its subsidiaries had approximately $52 million of publicly issued and credit facility debt maturing in 2003.

CMS Energy and Consumers have taken significant steps to address their 2003 maturities, as described below. As of May 9, 2003, CMS Energy at the parent level had approximately $220 million, Consumers and its subsidiaries had approximately $20 million, and Panhandle and its subsidiaries had approximately $39 million of remaining publicly issued and credit facility debt maturing in 2003. CMS Energy has amounts held in escrow to satisfy its 2003 maturities including interest. In addition, CMS Energy could also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit. Management is pursuing actively plans to refinance debt and to sell assets, including the sale of Panhandle and Field Services. See Corporate Outlook section below.

CMS ENERGY PARENT LEVEL LIQUIDITY

CMS Energy at the parent level is addressing its near-to-mid-term liquidity and capital requirements through a financial improvement plan that involves the sale of non-strategic and under-performing assets of approximately $900 million, receipt of dividends from its subsidiaries of approximately $327 million, and reduction of approximately $1.290 billion of outstanding debt along with reduced capital expenditures, cost reductions and other measures.

CMS Energy has reduced debt through asset sales and securitization proceeds, with a total of approximately $2.8 billion in cash proceeds from such events over the past two years. Through March of 2003, CMS Energy has accomplished approximately $97 million of additional asset sales as described below. In January 2003, CMS MST closed on the sale of a substantial portion of its natural gas trading contracts for $17 million of cash proceeds. The sale of Centennial, resulting in proceeds to CMS Energy of $40 million, closed in February 2003. In March 2003, CMS MST sold the majority of its wholesale power book and related supply portfolio for cash proceeds of $34 million to Constellation Power Source, Inc. The sale contains a potential to increase proceeds to $40 million dependent upon future years' performance of the sold assets. Additionally, during the first quarter of 2003, CMS MST sold its 50 percent joint venture ownership interest in Texon, its 50 percent interest in Premstar and its Tulsa retail contracts, resulting in net cash proceeds of approximately $6 million.

CMS Energy believes that further targeted asset sales, together with its planned reductions in operating expenses, capital expenditures, and the suspension of the common dividend also will contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its present level of cash and borrowing capacity along with anticipated cash flows from operating and investing activities will be sufficient to meet its liquidity needs through 2003. There can be no assurances that the financial improvement plan will be successful and failure to achieve its goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, CMS Energy would be required to consider the full range of strategic measures available to companies in similar circumstances. CMS Energy continues to explore financing opportunities to supplement its financial improvement plan.




                                     CMS-19

                                                          CMS Energy Corporation

These potential opportunities include refinancing its bank credit facilities; entering into leasing arrangements and/or vendor financing; refinancing and issuing new capital markets debt, preferred and/or common equity; and negotiating private placement debt, preferred and/or common equity.

CONSUMERS ENERGY LIQUIDITY

Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of approximately $290 million from operations, $1.290 billion from borrowings including $563 million of new debt and $727 million refinancing of existing debt, reduced capital expenditures, cost reductions and other measures. The following table is a summary of Consumers' debt financing plan and actual borrowings for 2003:

Debt Financing in 2003                                                                               In Millions
----------------------------------------------------------------------------------------------------------------
                         Financing        Actual                       Retired or
Financing                     Plan     Borrowing    Type               Issued Date    Maturity        Collateral
----------------------------------------------------------------------------------------------------------------
Anticipated Maturities:
Revolving credit           $  250         $  250    Refinanced         March 2003     March 2004 (a)         FMB
  facility
Senior note                   250            250    Refunded (b)       April 2003     April 2008               -
Gas Inventory
  facility                    227              -    Retired (c)        March 2003     -                        -
                           ------         ------
Subtotal                   $  727         $  500
                           ------         ------

New Financings:
Bank loan                     140            140    New issue          March 2003     March 2009          FMB(e)
Term loan                     150            150    New issue          March 2003     March 2006          FMB(e)
First mortgage bonds          250            375    New issue          April 2003     April 2013               -
Additional gas
  Inventory facility           23              - (d)-                  -              -                        -
                           ------         ------
Subtotal                   $  563         $  665
                           ------         ------
Total                      $1,290         $1,165
================================================================================================================

(a) This facility has two annual extensions at Consumers' option, which would extend the maturity to March 2006.
(b) Refunded and replaced with FMB.
(c) Includes a gas inventory facility of $207 million retired in March 2003 and anticipated new gas inventory facility pay down of $20 million expected to occur in December 2003. See footnote (d).
(d) Consumers will seek to arrange a $125 million gas inventory loan in the third quarter 2003 and thus complete the $1.290 billion financing plan.
(e) Refer to Capital Resources and Liquidity, "Regulatory Authorization For Financings" above for information about Consumers' remaining FERC debt authorization.

Consumers believes that its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including debt maturities in 2003. In addition to executing the debt financing plan for 2003 as discussed above, the following activities also have been initiated by Consumers to enhance further its liquidity beyond 2003.





                                     CMS-20

                                                          CMS Energy Corporation

         o Consumers filed a general rate case for its gas utility business on March 14, 2003. Consumers requested rate relief in the amount of approximately $156 million. In its filing, Consumers requested immediate interim relief. If interim relief of $156 million were granted, Consumers expects that it will be in place by the fourth quarter of 2003.

         o Consumers filed an application in March 2003, with the MPSC seeking authorization to issue $1.084 billion of Securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds. If the MPSC approves a financing in the amount requested, and there are no rehearing or court appeals and no other delays in the offering process, Consumers anticipates that bonds could be issued by year-end 2003.

There is no assurance that the pending Securitization bond issuance transaction noted above will be completed, nor is there assurance that the MPSC will grant either interim or final gas utility rate relief.

CORPORATE OUTLOOK

During the first quarter of 2003, CMS Energy continued to implement its financial improvement plan and on-going asset sales program first announced in 2001. The financial improvement plan focuses on strengthening CMS Energy's balance sheet and improving financial liquidity through debt reduction and aggressive cost management. The on-going asset sales program's objectives are to generate cash to reduce debt, reduce business risk, and provide for more predictable future earnings. This encompasses the sale of non-strategic and under-performing assets, the proceeds of which are being used to reduce debt.

Consistent with its "back-to-basics" strategy, CMS Energy is pursuing actively the sale of non-strategic and under-performing assets and has received approximately $2.8 billion of cash from asset sales, securitization proceeds and proceeds from LNG monetization. Upon the sale of additional non-strategic and under-performing assets, the proceeds realized may be materially different than the book value of those assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur. CMS Energy anticipates, however, that the sales, if any, will result in additional cash proceeds that will be used to retire existing debt of CMS Energy or Consumers.

In December 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement called for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital L.P. to pay $662 million in cash and assume $1.166 billion in debt. On March 13, 2003, CMS Energy and Southern Union Company received requests for additional information ("second requests") from the FTC related to Southern Union's acquisition of Panhandle. CMS Energy and Southern Union are in the process of responding to the second requests.

On May 12, 2003, the parties entered into an amendment to the original stock purchase agreement that was executed in December 2002. Under the amendment, AIG Highstar Capital, L.P. and AIG Highstar II Funding Corp. will no longer be parties to the transaction. the Amended and Restated Stock Purchase Agreement calls for Southern Union Panhandle Corp. to purchase all of Panhandle's outstanding capital stock. Southern Union Panhandle Corp. agreed to pay approximately $584 million in cash and 3 million shares of Southern Union Company common stock, and to assume approximately $1.166 billion in debt. The total value of the transaction to CMS Energy will depend on the price of Southern Union Company common stock at the closing. At May 12, 2003, the closing price of Southern Union common stock on the New York Stock Exchange was $12.79. The boards of directors of all applicable companies have approved the amended agreement. The sale of Panhandle is subject to customary closing conditions and action by the Federal Trade Commission under the Hart-Scott-Rodino Act. All necessary state regulatory approvals for the sale pursuant to the original stock purchase agreement have been received. The parties expect the amendment will expedite the regulatory approval of the transaction and anticipate that state regulatory authorities will not object to the changed terms provided for in the amended agreement. The closing is expected to occur by June 30, 2003. AIG Highstar Capital's withdrawal from the transaction should help resolve regulatory issues that arose as a result of AIG Highstar Capital's ownership of Southern Star Central Gas Pipeline's Inc. CMS Gas Transmission and Southern Union also entered into a shareholder agreement, relating to CMS Gas Transmissions's ownership of the Southern Union shares of common stock. Pursuant to this shareholder agreement, CMS Gas Transmission generally will be prohibited from disposing of the Southern Union common stock for a period ending 90 - 105 days following the closing of the transaction.

Under the terms of the Panhandle sale agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest has been transferred to Panhandle's direct parent, CMS Gas Transmission, which has signed a definitive agreement to sell its interest in Guardian. The sale is expected to close in the second quarter of 2003.

In December 2002, CMS Energy discontinued the operations of Field Services, a subsidiary of CMS Gas Transmission. In May 2003, CMS Energy signed a definitive agreement to sell CMS Field Services to Cantera Resources Inc. for $115.5 million cash and $50 million face value note. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems, from 2004 through 2008.


                                     CMS-21

                                                          CMS Energy Corporation


CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities. Consumers has experienced much stronger than expected growth in 2002 as a result of warmer than normal summer weather. Assuming that normal weather conditions will occur in the remaining three quarters of 2003, electric deliveries are expected to grow less than one percent over the strong 2002 electric deliveries.

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of early May 2003, alternative electric suppliers are providing 571 MW of generation supply to customers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

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

According to the MPSC, "net" Stranded Costs were to be recovered from retail open access customers through a Stranded Cost transition charge. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million for 2000 and $43 million for 2001. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers, in its hearing brief, filed in August 2002, revised its request for "net" Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant rehearing and




                                     CMS-22

                                                          CMS Energy Corporation


revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. As discussed below, Consumers has filed a request with the MPSC for authority to issue securitization bonds that would allow recovery of the Clean Air Act expenditures that were excluded from the Stranded Cost calculation and post-2000 Palisades expenditures.

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

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers is participating in this collaborative process.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
1999                  1997 & 1998          $     20          $    -              $    15               $     5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8              Pending               Pending
2003                         2002                 2               2              Pending               Pending
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of March 31, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded as a regulatory asset $14 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. As discussed below, Consumers has asked to include implementation costs through December 31, 2003 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. However, Consumers cannot predict the amount the FERC will ultimately order to be reimbursed by the MISO.

Securitization: In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the



                                     CMS-23

                                                          CMS Energy Corporation


recovery of costs and reduce interest rates associated with financing Clean Air Act expenditures, post-2000 Palisades expenditures, and retail open access implementation costs through December 31, 2003, and certain pension fund expenses, and expenses associated with the issuance of the bonds.

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

Industrial Contracts: In response to industry restructuring efforts, in 1995 and 1996, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. Unless terminated or restructured, the majority of these contracts are in effect through 2005. As of March 31, 2003, outstanding contracts involve approximately 513 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable. However, of the original special contracts that have terminated, contracts for 52 MW have gone to an alternative electric supplier and contracts for 129 MW have returned to bundled tariff rates.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed by the MPSC without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual electric and gas revenues. In October 2002, the MPSC denied waivers for three programs that provided approximately $32 million in gas revenues in 2001, of which $30 million relates to the appliance service plan. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In February 2003, the Michigan Supreme Court denied the application. In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which generated $33 million in gas revenues in 2002. In February 2003, the MPSC granted an extension of the temporary waiver until December 31, 2003. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct. Consumers is also exploring seeking legislative clarification of the scope of the code of conduct.

Energy Policy: Uncertainty exists regarding the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills introduced in the United




                                     CMS-24

                                                          CMS Energy Corporation


States Congress in recent years aimed to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy or electric restructuring legislation, then that legislation could potentially affect company operations and financial requirements.

Transmission: In 2002, Consumers sold its electric transmission system to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

As a result of the sale, Consumers anticipates its after-tax earnings will be decreased by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

Under an agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH.

Consumers is a customer of AEP, holding 300 MW of long-term transmission service reservations through the AEP transmission system. Effective June 1, 2003, Consumers will have an additional 100 MW of long-term transmission, resulting in a total of 400 MW of long-term transmission for summer 2003, reserved through the AEP transmission system. AEP has indicated its intent, and has received preliminary FERC approval, to turn control of its transmission system over to the PJM RTO. This will require current AEP wholesale transmission customers to become members of, and resubmit reservation requests to, PJM. Due to legislation recently enacted in Virginia, which precludes Virginia utilities (including AEP) from joining an RTO until at least July 2004, as well as uncertainty associated with state approvals AEP is seeking from various state regulatory bodies, the timing of AEP's membership in PJM is currently in some doubt. Upon completion of the steps necessary for the integration of AEP into PJM, Consumers will complete the application process to join PJM as a transmission customer.

There are multiple proceedings and a proposed rulemaking pending before the FERC regarding transmission pricing mechanisms and standard market design for electric bulk power markets and transmission. The results of these proceedings and proposed rulemaking could significantly affect the trend of transmission costs and increase the delivered power costs to Consumers and the retail electric customers it serves. The specific financial impact on Consumers of such proceedings, rulemaking and trends are not currently quantifiable.

In addition, Consumers is evaluating whether or not there may be impacts on electric reliability associated with the outcomes of these various transmission related proceedings. Consumers cannot assure that all risks to reliability can be avoided.

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



                                     CMS-25

                                                          CMS Energy Corporation


For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters - Electric Restructuring" and "Consumers' Electric Utility Rate Matters - Electric Proceedings."

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 5) electric industry restructuring issues, including those described above; 6) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 7) the recovery of electric restructuring implementation costs; 8) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 9) sufficient reserves for OATT rate refunds; 10) the effects of derivative accounting and potential earnings volatility; 11) increased costs for safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 12) potentially rising pension costs due to market losses (as discussed above in Accounting for Pension and OPEB). For further information about these trends or uncertainties, see Note 4, Uncertainties.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

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

2003 GAS RATE CASE: On March 14, 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent authorized return on equity, based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customer's average monthly bill. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.



                                     CMS-26

                                                          CMS Energy Corporation


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

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $36 million in annual gas revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Consumers' Electric Utility Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 3) future gas industry restructuring initiatives; 4) any initiatives undertaken to protect customers against gas price increases; 5) an inadequate regulatory response to applications for requested rate increases; 6) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 7) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 8) potentially rising pension costs due to market losses (as discussed above in Accounting for Pension and OPEB). For further information about these uncertainties, see Note 4, Uncertainties.

CONSUMERS' OTHER OUTLOOK

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through December 31, 2002, Consumers has incurred approximately $4 million in incremental security costs, including operating, capital, and decommissioning and removal costs. Consumers estimates it may incur additional incremental security costs in 2003 of approximately $6 million. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. Of the $4 million in incremental security costs incurred through December 31, 2002, approximately $3 million related to nuclear security costs. Of the estimated $6 million for incremental security costs expected to be incurred in 2003, $4 million relates to nuclear security costs. On February 5, 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

ENTERPRISES OUTLOOK

CMS Energy's IPP subsidiary plans to complete the restructuring of its operations by narrowing the scope of its existing operations and commitments to two regions: North America and the Middle East/North Africa. In addition, its plans include selling designated assets and investments that are under-performing, non-region




                                     CMS-27

                                                          CMS Energy Corporation


focused and non-synergistic with other CMS Energy business units. The independent power production business unit will continue to optimize the operations and management of its remaining portfolio of assets in order to contribute to CMS Energy's earnings and to maintain its reputation for solid performance in the construction and operation of power plants.

CMS MST has continued to streamline its portfolio in order to reduce its business risk and outstanding credit guarantees. In January 2003, CMS MST closed on the sale of a majority of the natural gas trading book inventory to Sempra Energy Trading and in March 2003, CMS MST sold a majority of its wholesale power trading portfolio to a unit of Constellation Energy Group, Inc. Also during the first quarter of 2003, CMS MST sold its 50 percent joint venture ownership interest in Texon, its 50 percent interest in Premstar and the Tulsa retail contracts. The company expects the sale of its energy conservation unit, CMS Viron, to be completed in the second quarter of 2003, however, management cannot make any assurances as to when this asset sale will actually occur. Upon completion of these sales, CMS Energy will exit from the energy services and trading business and future activities will be centered around meeting contractual obligations, as well as purchasing fuel for and marketing the merchant power from DIG, Michigan Power, LLC and other IPPs as their current power purchase agreements expire.

CMS Gas Transmission also plans to narrow its scope of existing operations and commitments. In doing so, CMS Energy is actively pursuing the sale, liquidation, or other disposition of certain of its assets and investments, but management cannot predict when, nor make any assurances that, these asset and investment sales will occur.

UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations, cash flows and balance sheet and credit improvement. Such trends and uncertainties include: 1) the ability to sell or optimize assets or businesses in accordance with its financial plan; 2) the international monetary fluctuations, particularly in Argentina, as well as Brazil and Australia; 3) the changes in foreign laws, governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign investments; 4) the imposition of stamp taxes on certain South American contracts that could significantly increase project expenses; 5) the impact of any future rate cases or FERC actions or orders on regulated businesses and the effects of changing regulatory and accounting related matters resulting from current events; and 6) the impact of ratings downgrades on CMS Energy's liquidity, costs of operating, and cost of capital.

OTHER OUTLOOK

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an



                                     CMS-28

                                                          CMS Energy Corporation


investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within forty-five days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST intends to make a written submission within the specified time period demonstrating compliance with the FERC's directives. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The defendants named in the amended and consolidated class action complaint consist of CMS Energy, Consumers, certain officers and directors of CMS Energy and its affiliates, and certain underwriters of CMS Energy securities. The purported class period is from May 1, 2000 through and including March 31, 2003. The amended and consolidated class action complaint seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition. The companies intend to vigorously defend against this action but cannot predict the outcome of this litigation.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS Energy, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors who will serve as an independent litigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

ERISA CLAIMS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS Energy cannot predict the outcome of this litigation.

GAS INDEX PRICING REPORTING: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with investigations by the Commodity Futures Trading Commission, Department of Justice and FERC regarding this matter. CMS Energy is unable to predict the outcome of these matters and what effect, if any, these investigations will have on its business.



                                     CMS-29

                                                          CMS Energy Corporation

OTHER MATTERS

DISCLOSURE AND INTERNAL CONTROLS

CMS Energy's CEO and CFO are responsible for establishing and maintaining CMS Energy's disclosure controls and procedures. Management, under the direction of CMS Energy's principal executive and financial officers, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures within the past ninety days prior to this filing. Based on this evaluation, CMS Energy's CEO and CFO have concluded that disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed. There have been no significant changes in CMS Energy's internal controls or in factors, other than as discussed below, that could significantly affect internal controls subsequent to such evaluation.

CONTROL WEAKNESSES AT CMS MST

In late 2001 and during 2002, the Company identified a number of deficiencies in MST's systems of internal accounting controls. The internal control deficiencies related to, among other things, a lack of account reconciliations, unidentified differences between subsidiary ledgers and the general ledger, and procedures and processes surrounding the Company's accounting for energy trading contracts, including mark-to-market accounting.

Senior management, the Audit Committee of the Board of Directors, the Board of Directors, and the independent auditors were notified of these deficiencies as they were discovered, and the Company commenced a plan of remediation that included the replacement of certain key personnel and the deployment of additional internal and external accounting personnel to CMS MST. Certain aspects of the remediation plan, which includes the implementation of improvements and changes to CMS MST's internal accounting controls, were postponed to enable the Company to prepare restated financial statements for 2000 and 2001. While a number of these control improvements and changes were implemented in late 2002, the most important ones occurred in the first quarter of 2003.

The implementation of certain elements of its remediation plan enabled the Company to prepare reliable restated financial statements for CMS MST for December 31, 2000, 2001 and 2002, as well as for the quarterly periods of 2002. Management is in the process of preparing restated quarterly financial statements for 2001.

Management believes that the improvements to its system of internal accounting controls implemented in late 2002 and the first quarter of 2003 are appropriate and responsive to the internal control deficiencies that were identified. Management will continue to monitor the operation of the improved internal controls to assess their sustained effectiveness through 2003.

CASH MANAGEMENT

In August 2002, FERC issued a NOPR concerning the management of funds by certain FERC-regulated companies. The proposed rule could establish limits on the amount of funds that may be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements may also require participants to provide documentation of certain transactions. In the NOPR, FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required




                                     CMS-30

                                                          CMS Energy Corporation

to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings. The FERC recently met, but no action was taken on cash management issues related to the NOPR.

NEW ACCOUNTING STANDARDS

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For CMS Energy, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. CMS Energy will be required to consolidate any entities that meet the requirements of the interpretation. CMS Energy is in the process of studying this interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.



                                     CMS-31

                             CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
MARCH 31                                                                               2003                   2002
-------------------------------------------------------------------------------------------------------------------
                                                                             In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                                  $   650                $   608
  Gas utility                                                                           789                    616
  Enterprises                                                                           553                  1,038
  Other                                                                                   -                      1
                                                                                -----------------------------------
                                                                                      1,992                  2,263
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                         94                     86
    Purchased and interchange power                                                     249                    466
    Purchased power - related parties                                                   132                    140
    Cost of gas sold                                                                    837                    890
    Other                                                                               194                    172
                                                                                -----------------------------------
                                                                                      1,506                  1,754
  Maintenance                                                                            57                     55
  Depreciation, depletion and amortization                                              126                    122
  General taxes                                                                          64                     57
                                                                                -----------------------------------
                                                                                      1,753                  1,988
-------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
  Electric utility                                                                      116                    115
  Gas utility                                                                           103                     64
  Enterprises                                                                            23                     85
  Other                                                                                  (3)                    11
                                                                                -----------------------------------
                                                                                        239                    275
OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                                      (7)                    (8)
  Gain (loss) on asset sales, net                                                        (5)                    22
  Other, net                                                                             10                      -
                                                                                -----------------------------------
                                                                                         (2)                    14
-------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                      237                    289
-------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                             97                     95
  Other interest                                                                          6                     11
  Capitalized interest                                                                   (2)                    (3)
  Preferred dividends                                                                     -                      -
  Preferred securities distributions                                                     18                     25
                                                                                -----------------------------------
                                                                                        119                    128
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                       118                    161

INCOME TAXES                                                                             41                     68

MINORITY INTERESTS                                                                        1                      -
                                                                                -----------------------------------

INCOME FROM CONTINUING OPERATIONS                                                        76                     93

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF $15
    TAX EXPENSE IN 2003 AND $33 TAX BENEFIT IN 2002                                      27                    (51)
                                                                                -----------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                                 103                     42

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING, NET OF $13
    TAX BENEFIT IN 2003:
         ENERGY TRADING CONTRACTS, EITF 02-03 (NOTE 10)                                 (23)                     -
         ASSET RETIREMENT OBLIGATIONS, SFAS NO. 143 (NOTE 10)                            (1)                     -
                                                                                -----------------------------------
                                                                                        (24)                     -

NET INCOME                                                                          $    79                $    42
===================================================================================================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                     CMS-32

                                                                                                THREE MONTHS ENDED
MARCH 31                                                                                      2003            2002
---------------------------------------------------------------------------------------------------------------------
                                                                              In Millions, Except Per Share Amounts
CMS ENERGY
              NET INCOME
                     Net Income Available to Common Stock                                $      79       $       42
                                                                                       ==============================

              BASIC EARNINGS PER AVERAGE COMMON SHARE
                     Income from Continuing Operations                                   $    0.53       $     0.70
                     Income (Loss) from Discontinued Operations                               0.18            (0.38)
                     Loss from Cumulative Effect of Change in Accounting                     (0.16)               -
                                                                                       ------------------------------
                     Net Income Attributable to Common Stock                             $    0.55       $     0.32
                                                                                       ==============================

              DILUTED EARNINGS PER AVERAGE COMMON SHARE
                     Income from Continuing Operations                                   $    0.49       $     0.70
                     Income (Loss) from Discontinued Operations                               0.16            (0.38)
                     Loss from Cumulative Effect of Change in Accounting                     (0.14)               -
                                                                                       ------------------------------
                     Net Income Attributable to Common Stock                             $    0.51       $     0.32
                                                                                       ==============================

              DIVIDENDS DECLARED PER COMMON SHARE                                        $       -       $    0.365
---------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-33

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED

MARCH 31                                                                             2003               2002
-------------------------------------------------------------------------------------------------------------
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $    79            $    42
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $2 and $2, respectively)                                 126                122
        Gain on disposal of discontinued operations                                    (1)               -
        Capital lease and debt discount amortization                                    2                  4
        Deferred income taxes and investment tax credit                                27               (245)
        Accretion expense                                                               7                  8
        Undistributed earnings from related parties                                   (31)               (36)
        (Gain) loss on the sale of assets                                               5                (22)
        Cumulative effect of accounting changes                                        24                -
        Changes in other assets and liabilities:
           Decrease (increase) in accounts receivable and accrued revenues           (122)                36
           Decrease in inventories                                                    241                185
           Increase (decrease) in accounts payable and accrued expenses               (54)                84
           Changes in other assets and liabilities                                     97                 69
                                                                                -----------------------------

          Net cash provided by operating activities                                   400                247
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                  (156)              (156)
  Investments in partnerships and unconsolidated subsidiaries                         -                  (16)
  Cost to retire property, net                                                        (17)               (20)
  Investment in Electric Restructuring Implementation Plan                             (2)                (3)
  Investments in nuclear decommissioning trust funds                                   (2)                (2)
  Proceeds from nuclear decommissioning trust funds                                     6                  8
  Proceeds from sale of assets                                                         97                878
  Other investing                                                                      21                (42)
                                                                                -----------------------------

          Net cash provided by (used in) investing activities                         (53)               647
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                326                311
  Issuance of common stock                                                            -                   42
  Retirement of bonds and other long-term debt                                       (170)              (912)
  Retirement of trust preferred securities                                            -                  (30)
  Payment of common stock dividends                                                   -                  (49)
  Decrease in notes payable, net                                                     (201)              (249)
  Payment of capital lease obligations                                                 (3)                (3)
  Other financing                                                                      (2)                (1)
                                                                                -----------------------------

          Net cash used in financing activities                                       (50)              (891)
-------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                        1                 (1)
-------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                   298                  2

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                              377                127
                                                                                -----------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                $   675            $   129
=============================================================================================================


                                     CMS-34

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                      $   119            $    94
  Income taxes paid (net of refunds)                                                    -                (42)
  Pension and OPEB cash contribution                                                   18                 61
 NON-CASH TRANSACTIONS
  Other assets placed under capital leases                                        $     8            $    17
=============================================================================================================


All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                     CMS-35

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                            MARCH 31                        MARCH 31
                                                                                2003     DECEMBER 31            2002
                                                                          (UNAUDITED)           2002      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                                         In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                          $  7,356        $  7,523        $  7,733
  Gas utility                                                                  2,787           2,719           2,625
  Enterprises                                                                    527             508           1,172
  Other                                                                           42              45              61
                                                                          --------------------------------------------
                                                                              10,712          10,795          11,591
  Less accumulated depreciation, depletion and amortization                    5,490           6,110           6,259
                                                                          --------------------------------------------
                                                                               5,222           4,685           5,332
  Construction work-in-progress                                                  488             549             580
                                                                          --------------------------------------------
                                                                               5,710           5,234           5,912
----------------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Enterprises                                                                    781             753           1,172
  Midland Cogeneration Venture Limited Partnership                               405             388             316
  First Midland Limited Partnership                                              259             255             257
  Other                                                                            2               2              (4)
                                                                          --------------------------------------------
                                                                               1,447           1,398           1,741
----------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market         675             377             129
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $7, $8 and $5, respectively                                    365             322             275
  Accounts receivable - Marketing, services and trading,
    less allowances of $9, $8 and $10, respectively                              305             248             276
  Accounts receivable and notes receivable - related parties                     180             187             115
  Inventories at average cost
    Gas in underground storage                                                   258             491             407
    Materials and supplies                                                        93              89              92
    Generating plant fuel stock                                                   26              37              50
  Assets held for sale                                                           355             644             385
  Price risk management assets                                                    95             115             366
  Prepayments and other                                                          239             238             168
                                                                          --------------------------------------------
                                                                               2,591           2,748           2,263
----------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory Assets
    Securitized costs                                                            678             689             714
    Postretirement benefits                                                      180             185             203
    Abandoned Midland Project                                                     11              11              11
    Other                                                                        233             168             171
  Assets held for sale                                                         2,042           2,081           2,697
  Price risk management assets                                                   172             135             434
  Nuclear decommissioning trust funds                                            529             536             576
  Notes receivable - related parties                                             148             160             213
  Notes receivable                                                               126             126             126
  Other                                                                          428             444             543
                                                                          --------------------------------------------
                                                                               4,547           4,535           5,688
                                                                          --------------------------------------------

TOTAL ASSETS                                                                $ 14,295        $ 13,915        $ 15,604
======================================================================================================================





                                     CMS-36

STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                             MARCH 31                          MARCH 31
                                                                                 2003      DECEMBER 31             2002
                                                                           (UNAUDITED)            2002       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                            In Millions
CAPITALIZATION
  Common stockholders' equity
    Common stock, authorized 250.0 shares; outstanding 144.1 shares,
      144.1 shares and 134.2 shares, respectively                            $      1         $      1         $      1
    Other paid-in-capital                                                       3,605            3,605            3,299
    Other comprehensive loss                                                     (737)            (753)            (263)
    Retained deficit                                                           (1,641)          (1,720)            (957)
                                                                           ----------------------------------------------
                                                                                1,228            1,133            2,080
  Preferred stock of subsidiary                                                    44               44               44
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries (a)                                                           393              393              694
  Company-obligated mandatorily redeemable preferred securities
    of Consumer's subsidiaries (a)                                                490              490              490
  Long-term debt                                                                5,212            5,356            5,475
  Non-current portion of capital leases                                           121              116               84
                                                                           ----------------------------------------------
                                                                                7,488            7,532            8,867
-------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                 22               21               24
-------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                            927              640              736
  Notes payable                                                                   253              458              164
  Accounts payable                                                                350              363              296
  Accounts payable - Marketing, services and trading                              131              119              211
  Accrued interest                                                                108              131              142
  Accrued taxes                                                                   283              291              111
  Accounts payable - related parties                                               55               53               59
  Liabilities held for sale                                                       299              465              603
  Price risk management liabilities                                                95               96              356
  Current portion of purchase power contracts                                      26               26               24
  Current portion of gas supply contract obligations                               26               25               23
  Deferred income taxes                                                            23               15               15
  Other                                                                           193              216              245
                                                                           ----------------------------------------------
                                                                                2,769            2,898            2,985
-------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Postretirement benefits                                                         732              725              298
  Deferred income taxes                                                           377              414              609
  Deferred investment tax credit                                                   89               91              100
  Regulatory liabilities for income taxes, net                                    311              297              276
  Other regulatory liabilities                                                    152                4              -
  Asset retirement obligation                                                     365              -                -
  Liabilities held for sale                                                     1,298            1,243            1,475
  Price risk management liabilities                                               165              135              341
  Gas supply contract obligations                                                 226              241              254
  Power purchase agreement - MCV Partnership                                       21               27               47
  Other                                                                           280              287              328
                                                                           ----------------------------------------------
                                                                                4,016            3,464            3,728
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                               $ 14,295         $ 13,915         $ 15,604
=========================================================================================================================

(a) For further discussion, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-37

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
MARCH 31                                                                                  2003               2002
------------------------------------------------------------------------------------------------------------------
                                                                                                      In Millions
COMMON STOCK
  At beginning and end of period                                                       $     1            $     1
------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                                 3,605              3,257
  Common stock repurchased                                                                   -                  -
  Common stock reacquired                                                                    -                  -
  Common stock issued                                                                        -                 42
                                                                                      ----------------------------
      At end of period                                                                   3,605              3,299
------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Minimum Pension Liability
    At beginning of period                                                                (241)                 -
    Unrealized gain (loss) on investments (a)                                                -                  -
                                                                                      ----------------------------
      At end of period                                                                    (241)                 -
                                                                                      ----------------------------

  Investments
    At beginning of period                                                                   2                 (5)
    Unrealized gain (loss) on investments (a)                                                -                  -
                                                                                      ----------------------------
      At end of period                                                                       2                 (5)
                                                                                      ----------------------------

  Derivative Instruments (b)
    At beginning of period                                                                 (56)               (31)
    Unrealized gain (loss) on derivative instruments (a)                                     8                 12
    Reclassification adjustments included in consolidated net income (a)                    (5)                 2
                                                                                      ----------------------------
      At end of period                                                                     (53)               (17)
------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION
  At beginning of period                                                                  (458)              (233)
  Change in foreign currency translation (a)                                                13                 (8)
                                                                                      ----------------------------
      At end of period                                                                    (445)              (241)
------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                                (1,720)              (951)
  Consolidated net income (a)                                                               79                 42
  Common stock dividends declared                                                            -                (48)
                                                                                      ----------------------------
      At end of period                                                                  (1,641)              (957)
                                                                                      ----------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                      $ 1,228            $ 2,080
==================================================================================================================

(a)  Disclosure of Comprehensive Income (Loss):
       Other Comprehensive Income
         Minimum Pension Liability
           Minimum pension liability adjustments, net of tax of
             $- and $-, respectively                                                   $      -           $     -
         Derivative Instruments
           Unrealized gain (loss) on derivative instruments,
             net of tax of $(5) and $(3), respectively                                       8                 12
           Reclassification adjustments included in net income,
             net of tax of $3 and $(1), respectively                                        (5)                 2
       Foreign currency translation, net                                                    13                 (8)
       Net income                                                                           79                 42
                                                                                      ----------------------------
       Total Comprehensive Income                                                      $    95            $    48
                                                                                      ============================

(b)  Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting related to its equity investment in the
       MCV Partnership and Taweelah as follows:
             MCV Partnership:
             At the beginning of the period                                            $     8            $    (8)
             Unrealized gain (loss) on derivative instruments                                7                  5
             Reclassification adjustments included in net income                            (4)                 2
                                                                                      ----------------------------
             At the end of the period                                                  $    11            $    (1)
                                                                                      ============================
             Taweelah:
             At the beginning of the period                                            $   (32)           $     -
             Unrealized gain (loss) on derivative instruments                                -                  -
                                                                                      ----------------------------
             At the end of the period                                                  $   (32)           $     -
                                                                                      ============================



THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                     CMS-38

                                                          CMS Energy Corporation


                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's Form 10-K for the year ended December 31, 2002, which includes the Reports of Independent Auditors. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:  CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE: CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, is engaged in domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; and energy marketing, services and trading.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CMS Energy, Consumers and Enterprises and their majority-owned subsidiaries. Investments in affiliated companies where CMS Energy has the ability to exercise significant influence, but not control are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principles in SFAS No. 5 guide the recording of estimated liabilities for contingencies within the financial statements. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event, and when an amount can be reasonably estimated. CMS Energy has used this accounting principle to record estimated liabilities as discussed in Note 4, Uncertainties.

REVENUE RECOGNITION POLICY: Revenues from deliveries of electricity and the transportation and storage of natural gas are recognized as services are provided. Revenues on sales of marketed electricity, natural gas, and other energy products, as well as natural gas and LNGs, are recognized at delivery. Revenues on sales of oil and natural gas produced are recognized when production occurs, a sale is completed, and the risk of loss transfers to a third-party purchaser. Mark-to-market changes in the fair value of energy trading contracts that qualify as derivatives are recognized as revenues in the periods in which the changes occur.



                                     CMS-39

                                                          CMS Energy Corporation


CAPITALIZED INTEREST: SFAS No. 34 requires capitalization of interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. SFAS No. 34 limits the capitalization of interest for the period to the actual interest cost that is incurred and prohibits imputing interest costs on any equity funds. The nonregulated portions of CMS Energy are subject to these rules. The regulated businesses of CMS Energy are permitted to capitalize an allowance for funds used during construction on regulated construction projects and to include such amounts in plant in service.

EARNINGS PER SHARE: Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. For earnings per share computation, see Note 6.

FINANCIAL INSTRUMENTS: CMS Energy accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value usually reported in equity as part of other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

FOREIGN CURRENCY TRANSLATION: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. For the three months ended March 31, 2003 and 2002, the change in the foreign currency translation adjustment increased equity by $13 million and decreased equity by $8 million, respectively, net of after-tax hedging proceeds.

IMPAIRMENT OF INVESTMENTS AND LONG-LIVED ASSETS: In accordance with APB Opinion No. 18 and SFAS No. 144, CMS Energy evaluates the potential impairment of its investments in projects and other long-lived assets, other than goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds the amount of the expected future undiscounted cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value.

PLANT AND PROPERTY: Plant and Property, including improvements, is stated at cost. Construction-related labor and material costs, as well as indirect construction costs such as engineering and interest costs, are capitalized. Property repairs, minor property replacements and maintenance are charged to maintenance expense as incurred. When depreciable plant and property maintained by CMS Energy's regulated operations are retired or sold, the original cost plus cost of removal (net of salvage credits), is charged to accumulated depreciation.






                                     CMS-40

                                                          CMS Energy Corporation



STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. In the fourth quarter of 2002, CMS Energy adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 as amended by SFAS No. 148, applying the prospective method. If compensation cost for stock options had been determined in accordance with SFAS No. 123 for the three months ended March 31, 2002, consolidated net income as reported and pro forma would have been as follows:

                                                                     In Millions, Except Per Share Amounts
----------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                  2002        Basic     Diluted
----------------------------------------------------------------------------------------------------------

Net income, as reported                                                      $ 42       $0.32     $0.32
Add:  Stock-based employee compensation expense included
   In reported net income, net of taxes                                         -           -         -
Deduct:  Total stock-based compensation expense determined
   Under fair value based method for all awards, net of tax                    (2)      (0.02)    (0.01)
----------------------------------------------------------------------------------------------------------
Pro forma net income                                                         $ 40       $0.30     $0.31
==========================================================================================================

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets, in 1999, by approximately $535 million and establishing a regulatory asset for a corresponding amount. As of March 31, 2003, Consumers had a net investment in energy supply facilities of $1.554 billion included in electric plant and property.

Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of




                                     CMS-41

                                                          CMS Energy Corporation


2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters - Electric Restructuring."

SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

NEW ACCOUNTING STANDARDS:

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For CMS Energy, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. CMS Energy will be required to consolidate any entities that meet the requirements of the interpretation. CMS Energy is in the process of studying this interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.


2.  ASSET SALES AND RESTRUCTURING

CMS Energy continues to implement its financial improvement plan and on-going asset sales program that was initiated in late 2001. The asset sales program encompasses the sale of all non-strategic and under-performing assets. The impacts of these sales are included in "Gain (loss) on asset sales, net" in the Consolidated Statements of Income.

ASSET SALES

In January 2003, CMS Energy closed on the sale of a substantial portion of CMS MST's wholesale natural gas trading contracts and inventory to Sempra Energy Trading, the wholesale commodity trading unit of Sempra Energy and received $17 million of cash proceeds. In February 2003, Panhandle sold its one-third interest in Centennial Pipeline, LLC for $40 million to Centennial's two other partners, Marathon Ashland Petroleum, LLC and TE Products Pipeline Company, Limited Partner, through its general partner, Texas Eastern Products Pipeline Company. In March 2003, CMS MST sold a majority of its wholesale power book and related supply portfolio for $34 million cash proceeds to Constellation Power Source, Inc. The sale contains a potential to increase proceeds to $40 million in 2006 dependent upon future years' performance of the sold contracts. In addition, during the first quarter of 2003, CMS MST sold its 50 percent joint venture ownership interest in Texon, its 50 percent interest in Premstar and its Tulsa retail contracts, resulting in net cash proceeds of approximately $6 million.

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Proceeds from this transaction were used primarily to retire existing debt. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the methanol plant of $21 million ($14 million, net of tax) is included in "Gain (loss) on asset sales, net" in the accompanying Consolidated Statements of Income. The gain was subsequently adjusted during the finalization of the sales agreement in June 2002 to $18 million ($12 million, net of tax). The gain on the sale of CMS Oil & Gas' Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations in 2002.

                                     CMS-42

                                                          CMS Energy Corporation




                                                                             In Millions
----------------------------------------------------------------------------------------
                                               Pre-tax   After-tax    Pre-tax  After-tax
                                                  2003        2003       2002       2002
----------------------------------------------------------------------------------------
Asset Sales - Gain (Loss):
     Marketing, Services and Trading               $(5)        $(3)      $  -       $  -
     Natural Gas Transmission                        -           -         21         14
     Other                                           -           -          1          -
     -----------------------------------------------------------------------------------
Total Gain (Loss) on Asset Sales                   $(5)        $(3)      $ 22       $ 14
========================================================================================


RESTRUCTURING AND OTHER COSTS

CMS Energy announced in June 2002 a series of new initiatives intended to sharpen its business focus and help restore its financial health by reducing operating costs by an estimated $50 million annually. The initiatives announced included the following:

    o Relocating CMS Energy's corporate headquarters from Dearborn, Michigan to a new combined CMS Energy and Consumers headquarters building then under construction in Jackson, Michigan. The Jackson headquarters building opened in March 2003 and will house an estimated 1,450 CMS Energy and Consumers Energy employees. The relocation will ultimately reduce corporate operating expenses.

    o Implementing changes to CMS Energy's 401(K) savings program which provided additional savings for CMS Energy and enhanced investment options for employee participants.

    o Implementing changes to CMS Energy's health care plan in order to keep benefits and costs competitive.

    o Terminating five officers, 18 CMS Field Services employees and 41 CMS MST trading group employees. Prior to December 31, 2002, 31 Dearborn-based employees and 92 Houston employees elected severance arrangements. Of these 187 officers and employees, 65 had been terminated as of December 31, 2002. The remaining terminations will be completed in 2003.

The following table shows the amount charged to expense for restructuring costs, the payments made, and the unpaid balance of accrued costs at March 31, 2003 and 2002.

                                                                               In Millions
------------------------------------------------------------------------------------------
                                                                 March 31, 2003
------------------------------------------------------------------------------------------
                                                    Involuntary       Lease
                                                    Termination    Termination      Total
------------------------------------------------------------------------------------------
Beginning accrual balance, January 1, 2003              $  12          $ 8          $ 20
Expense                                                     1            -             1
Payments                                                   (5)           -            (5)
------------------------------------------------------------------------------------------

Ending accrual balance                                  $   8          $ 8          $ 16
==========================================================================================


Restructuring costs for the three months ended March 31, 2003, which are included in operating expenses, include $1 million of involuntary employee termination benefits.

In addition, in the first half of 2003, restructuring costs related to relocating employees and other headquarters expenses are expected to be $2 million. The relocation will occur between March and July 2003, and such costs will be expensed as incurred.


                                     CMS-43

                                                          CMS Energy Corporation


3:   DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, discontinued operations include components of entities or entire entities that, through disposal transactions, will be eliminated from the ongoing operations of CMS Energy. The assets and liabilities of these entities were measured at the lower of the carrying value or the fair value less cost to sell as required by SFAS No. 144. A description of the entities included in discontinued operations is as follows:

In September 2001, CMS Energy discontinued the operations of the International Energy Distribution segment. CMS Energy is actively seeking a buyer for the assets of CMS Electric and Gas, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in 2003.

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the CMS Oil & Gas Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations. In the first quarter of 2003, CMS Energy settled a liability with the purchaser of Equatorial Guinea and reversed the remaining excess reserve. This transaction resulted in a gain of $6 million, net of tax, which is included in discontinued operations in 2003.

In May 2002, CMS closed on the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin to XTO Energy. The Powder River properties were included in discontinued operations for the first four months of 2002, including a gain on the sale of $20 million ($11 million net of tax).

In June 2002, CMS Energy abandoned the Zirconium Recovery Project, which was initiated in January 2000. The purpose of the project was to extract and sell uranium and zirconium from a pile of caldesite ore held by the Defense Logistic Agency of the U.S. Department of Defense. After evaluating future cost and risk, CMS Energy decided to abandon this project and recorded a $31 million after-tax loss in discontinued operations.

In June 2002, CMS Energy announced its plan to sell CMS MST's energy performance contracting subsidiary, CMS Viron. CMS Viron enables building owners to improve their facilities with equipment upgrades and retrofits and finance the work with guaranteed energy and operational savings. At December 31, 2002, after evaluating all of the relevant facts and circumstances including third-party bid data and liquidation analysis, an impairment charge of $6 million, net of tax, was reflected as an estimated loss on discontinued operations in accordance with the provisions of SFAS No. 144. The provisions limited the impairment charge to the book value of the noncurrent assets of CMS Viron at that time and there have not been any additional impairment charges recorded during the first quarter of 2003. Although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in the second quarter of 2003.

In December 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement called for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital L.P. to pay $662 million in cash and assume $1.166 billion in debt. On March 13, 2003, CMS Energy and Southern Union Company received requests for additional information ("second requests") from the FTC related to Southern Union's acquisition of Panhandle. CMS Energy and Southern Union are in the process of responding to the second requests.

On May 12, 2003, the parties entered into an amendment to the original stock purchase agreement that was executed in December 2002. Under the amendment, AIG Highstar Capital, L.P. and AIG Highstar II Funding Corp. will no longer be parties to the transaction. The Amended and Restated Stock Purchase Agreement calls for Southern Union Panhandle Corp. to purchase all of Panhandle's outstanding capital stock. Southern Union Panhandle Corp. agreed to pay approximately $584 million in cash and 3 million shares of Southern Union Company common stock, and to assume approximately $1.166 billion in debt. The total value of the transaction to CMS Energy will depend on the price of Southern Union Company common stock at the closing. At May 12, 2003, the closing price of Southern Union common stock on the New York Stock Exchange was $12.79. The boards of directors of all applicable companies have approved the amended agreement. The sale of Panhandle is subject to customary closing conditions and action by the Federal Trade Commission under the Hart-Scott-Rodino Act. All necessary state regulatory approvals for the sale pursuant to the original stock purchase agreement have been received. The parties expect the amendment will expedite the regulatory approval of the transaction and anticipate that state regulatory authorities will not object to the changed terms provided for in the amended agreement. The closing is expected to occur by June 30, 2003. AIG Highstar Capital's withdrawal from the transaction should help resolve regulatory issues that arose as a result of AIG Highstar Capital's ownership of Southern Star Central Gas Pipeline's Inc. CMS Gas Transmission and Southern Union also entered into a shareholder agreement, relating to CMS Gas Transmission's ownership of the Southern Union shares of common stock. Pursuant to this shareholder agreement, CMS Gas Transmission generally will be prohibited from disposing of the Southern Union common stock for a period ending 90 - 105 days following the closing of the transaction.

                                     CMS-44

                                                          CMS Energy Corporation


In December 2002, CMS Energy discontinued the operations of Field Services, a subsidiary of CMS Gas Transmission. In May 2003, CMS Energy signed a definitive agreement to sell CMS Field Services to Cantera Resources Inc. for $115.5 million cash and a $50 million face value note. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems, from 2004 through 2008.

The summary of balance sheet information below represents those entities that are still in the disposal process, including Panhandle, CMS Viron, Field Services, International Energy Distribution, and the Zirconium Recovery Project. The assets and liabilities of the discontinued operations are shown as separate components in the consolidated balance sheets of CMS Energy.

--------------------------------------------------------------------------------
                                                                    In Millions
March 31                                                   2003            2002
--------------------------------------------------------------------------------
Assets
     Cash                                                 $   65         $   32
     Accounts receivable, net                                188            237
     Materials and supplies                                   38             84
     Other                                                    64             32
     --------------------------------------------------------------------------
     Total current assets held for sale                   $  355         $  385

     Property, plant and equipment, net                   $1,819         $2,378
     Unconsolidated investments                               20             90
     Goodwill                                                140            152
     Other                                                    63             77
     --------------------------------------------------------------------------

      Total non current assets held for sale              $2,042         $2,697
-------------------------------------------------------------------------------


Liabilities
     Accounts payable                                     $  112         $  211
     Current portion of long-term debt                         2              5
     Accrued taxes                                             -            198
     Other current liabilities                               185            189
     --------------------------------------------------------------------------
     Total current liabilities held for sale              $  299         $  603

     Long-term debt                                       $1,152         $1,286
     Minority interest                                        64             93
     Other non current liabilities                            82             96
     ---------------------------------------------------------------------------
Total non current liabilities held for sale               $1,298         $1,475
--------------------------------------------------------------------------------


Revenues from such operations were $314 million and $276 million for the three months ended March 31, 2003 and 2002, respectively. In accordance with SFAS No. 144, the net income (loss) of the operations is included in the consolidated statements of income under "discontinued operations". The income (loss) related to discontinued operations includes a reduction in asset values, a provision for anticipated closing costs, and a portion of CMS Energy's interest expense. Interest expense of $11 million and $20 million for three months ended March 31, 2003 and 2002, respectively, has been allocated to discontinued operations based on the ratio of total capital of each discontinued operation to that of CMS Energy. See the table below for income statement components of the discontinued operations.




                                     CMS-45

                                                          CMS Energy Corporation


                                                                    In Millions
--------------------------------------------------------------------------------
Three months ended March 31                                     2003       2002
--------------------------------------------------------------------------------
Discontinued operations:
    Income (loss) from discontinued operations, net of tax      $ 25      $(51)
       of $15 and tax benefit of $33
    Gain on disposal of discontinued operations, net of tax
       of $1 and tax of $0.4                                       2         -
--------------------------------------------------------------------------------
Total                                                           $ 27      $(51)
================================================================================



4:   UNCERTAINTIES

Several business trends or uncertainties may affect CMS Energy's financial results. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing operations. Such trends and uncertainties are discussed in detail below.

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within forty-five days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST intends to make a written submission within the specified time period demonstrating compliance with the FERC's directives. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and what effect, if any these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The defendants named in the amended and consolidated class action complaint consist of CMS Energy, Consumers, certain officers and directors of CMS




                                     CMS-46

                                                          CMS Energy Corporation


Energy and its affiliates, and certain underwriters of CMS Energy securities. The purported class period is from May 1, 2000 through and including March 31, 2003. The amended and consolidated class action complaint seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial conditions. The companies intend to vigorously defend against this action but cannot predict the outcome of this litigation.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS MST, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors who will serve as an independent litigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

ERISA CLAIMS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS Energy cannot predict the outcome of this litigation.

GAS INDEX PRICING REPORTING: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with investigations by the Commodity Futures Trading Commission, Department of Justice and FERC regarding this matter. CMS Energy is unable to predict the outcome of these matters and what effect, if any, these investigations will have on its business.

FEES AND EXPENSES: CMS Energy has accrued $15 million for attorney's fees and costs associated with responding to and/or defending against investigations and lawsuits related to round-trip trading and the reporting of gas prices to trade publications. These expenses could total as much as $37 million. CMS Energy expects to recover a significant portion of these expenses from insurers.

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1998, the EPA issued regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA regulations in December 2002 and submitted these rules for approval to the EPA in the first quarter of 2003. In addition, the EPA has also issued additional regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions



                                     CMS-47

                                                          CMS Energy Corporation


rate as that required by the 1998 regulations. The EPA and the state regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of March 31, 2003, Consumers has incurred $420 million in capital expenditures to comply with the EPA regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers currently expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits for years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their price could change significantly. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of March 31, 2003, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (On March 31, 2003, Consumers filed an application with the MPSC that seeks confirmation that Consumers is in compliance with the market power test set forth in the Customer Choice Act); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below); 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance with item 7 above.




                                     CMS-48

                                                          CMS Energy Corporation


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

SECURITIZATION: The Customer Choice Act allows for the use of low-cost Securitization bonds to refinance certain qualified costs, as defined by the act. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. In 2000 and 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Consumers issued its first Securitization bonds in 2001. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the majority of the impact of the required residential rate reduction. The Securitization orders directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are approximately $12 million annually.

Consumers and Consumers Funding will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true-up occurred in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charge collections, $13 million for the three months ended March 31, 2003, and $12 million for the three months ended March 31, 2002, are remitted to a trustee for the Securitization bonds. Securitization charge collections are dedicated for the repayment of the principal and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding and can only be used for those purposes. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitized property, are not available to creditors of Consumers or CMS Energy.

In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs and reduce interest rates associated with financing Clean Air Act expenditures, post-2000 Palisades expenditures, and retail open access implementation costs through December 31, 2003, and certain pension fund expenses, and expenses associated with the issuance of the bonds.



                                     CMS-49

                                                          CMS Energy Corporation


TRANSMISSION: In 2002, Consumers sold its electric transmission system (METC) to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

As a result of the sale, Consumers anticipates its after-tax earnings will be decreased by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

Under an agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH.

When IPPs connect to transmission systems, they pay transmission companies the capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. It is the FERC's policy that the system upgrade portion of these IPP payments be credited against transmission service charges over time as transmission service is taken. METC recorded a $35 million liability for IPP credits. Subsequently, MTH assumed this liability as part of its purchase of the electric transmission system. Several months after METC started operation, the FERC changed its policy to provide for interest on IPP payments that are to be credited. The $35 million liability for IPP credits did not include interest since the associated interconnection agreements did not at that time provide for interest. MTH had asserted that Consumers might be liable for interest on the IPP payments to be credited if interest provisions were added to these agreements. However, in January 2003, the FERC changed and clarified its approach to contracts that were entered into before the FERC started allowing the crediting of interest, and as a result, Consumers believes that there is no longer any such potential liability under the current FERC policy.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. In recent years, Consumers has planned for a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. However, in light of various factors, including the addition of new generating capacity in Michigan and throughout the Midwest region and additional transmission import capability, Consumers is continuing to evaluate the appropriate reserve margin for 2003 and beyond. Currently, Consumers has an estimated reserve margin of approximately 11 percent for summer 2003 or supply resources equal to 111 percent of projected summer peak load. Of the 111 percent, approximately 101 percent is met from owned electric generating plants and long-term power purchase contracts and 10 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of early May 2003, alternative electric suppliers are providing 571 MW of generation supply to ROA customers. Consumers' reserve margin does not include generation being supplied by other alternative electric suppliers under the ROA program.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity and energy contracts for the




                                     CMS-50

                                                          CMS Energy Corporation


physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of March 31, 2003, Consumers had purchased or had commitments to purchase electric call option and capacity and energy contracts partially covering the estimated reserve margin requirements for 2003 through 2007. As a result, Consumers has a recognized asset of $28 million for unexpired call options and capacity and energy contracts. The total cost of electricity call option and capacity and energy contracts for 2003 is expected to be approximately $9 million.

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

According to the MPSC, "net" Stranded Costs were to be recovered from retail open access customers through a Stranded Cost transition charge. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million for 2000 and $43 million for 2001. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. As noted above, Consumers has filed a request with the MPSC for authority to issue securitization bonds that would allow recovery of the Clean Air Act expenditures that were excluded from the Stranded Cost calculation and post-2000 Palisades expenditures.

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




                                     CMS-51

                                                          CMS Energy Corporation


approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million. Consumers cannot predict the recoverability of Stranded Costs, and therefore has not recorded any regulatory assets to recognize the future recovery of such costs.

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers is participating in this collaborative process.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.


                                                                    In Millions
-------------------------------------------------------------------------------
Year Filed     Year Incurred   Requested   Pending     Allowed       Disallowed
-------------------------------------------------------------------------------

1999             1997 & 1998        $ 20      $  -        $ 15              $ 5
2000                    1999          30         -          25                5
2001                    2000          25         -          20                5
2002                    2001           8         8        Pending        Pending
2003                    2002           2         2        Pending        Pending
================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of March 31, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded as a regulatory asset $14 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. As discussed above, Consumers has asked to include implementation costs through December 31, 2003 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. However, Consumers cannot predict the amount the FERC will ultimately order to be reimbursed by the MISO.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its refund obligation. As of April 2003, Consumers had paid $19 million in refunds.

In November 2002, the MPSC, upon its own motion, commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property multiplier



                                     CMS-52

                                                          CMS Energy Corporation


tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. Consumers is unable to predict the outcome of this matter.

OTHER CONSUMERS' ELECTRIC UTILITY UNCERTAINTIES

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

Consumers' consolidated retained earnings includes undistributed earnings from the MCV Partnership, which at March 31, 2003 and 2002 are $233 million and $187 million, respectively.

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                    In Millions
-------------------------------------------------------------------------------
March 31                                                2003              2002
-------------------------------------------------------------------------------
Operating income                                         $16                $9
Income taxes and other                                     5                 3
-------------------------------------------------------------------------------

Net income                                               $11                $6
===============================================================================

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the term of the PPA ending in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh and a fixed energy charge, and also to pay a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. Recovery of both the 915 MW and 325 MW portions of the PPA are subject to certain limitations discussed below. After September 2007, the PPA's regulatory out terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At March 31, 2003 and 2002, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $30 million and $46 million, respectively. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1,




                                     CMS-53

                                                          CMS Energy Corporation


1999, that addressed, among other things, the ability of the MCV Partnership to count modifications increasing the capacity of the existing MCV Facility for purposes of computing the availability of contract capacity under the PPA for billing purposes. That settlement agreement capped payments made on the basis of availability that may be billed by the MCV Partnership at a maximum 98.5 percent availability level. When Consumers returns, as expected, to unfrozen rates beginning in 2004, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum
98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                   In Millions
----------------------------------------------------------------------------------------------
                                                          2003    2004    2005    2006    2007
----------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax       $37     $36     $36     $36     $25
Amount to be charged to operating expense, net of tax     $18     $18     $36     $36     $25
Amount to be charged to PPA liability, net of tax         $19     $18     $ -     $ -     $ -
==============================================================================================

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




                                     CMS-54

                                                          CMS Energy Corporation


construction activities along with routine inspections for the new security requirements.

Spent Nuclear Fuel Storage: During the fourth quarter of 2002, equipment fabrication, assembly and testing was completed at Big Rock on NRC approved transportable steel and concrete canisters or vaults, commonly known as "dry-casks," for temporary onsite storage of spent fuel and movement of fuel from the fuel pool to dry casks began. As of March 31, 2003, all of the seven dry casks had been loaded with spent fuel. These transportable dry casks will remain onsite until the DOE moves the material to a permanent national fuel repository.

At Palisades, the amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, "dry casks", for temporary on-site storage. As of March 31, 2003, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent U.S. Court of Appeals litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims, including Consumers, which filed its complaint in December 2002. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002, against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law.

As of March 31, 2003, Consumers has a recorded liability to the DOE of $138 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest.

On March 26, 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation submitted a complaint which was served on Consumers by the MPSC on April 18, 2003, that asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers Energy, The Detroit Edison Company, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, including establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. Consumers is reviewing the complaint and, at this time, is unable to predict the outcome of this matter.

In July 2002, Congress approved and the President signed a bill designating the site at Yucca Mountain,





                                     CMS-55

                                                          CMS Energy Corporation


Nevada, for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. The next step will be for the DOE to submit an application to the NRC for a license to begin construction of the repository. The application and review process is estimated to take several years.

Palisades Plant Operations: In March 2002, corrosion problems were discovered in the reactor head at an unaffiliated nuclear power plant in Ohio. As a result, the NRC requested that all United States nuclear plants utilizing pressurized water reactors to provide reports detailing their reactor head inspection histories, design capabilities and future inspection plans. In response to the issues identified at this and other nuclear plants worldwide, a bare metal visual inspection was completed on the Palisades reactor vessel head during the spring 2003 refueling outage. No indication of leakage was detected on any of the 54 penetrations.

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

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on




                                     CMS-56

                                                          CMS Energy Corporation


discounted 2001 costs and follow EPA recommended use of discount rates between three and seven percent for this type of activity. Consumers expects to fund a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of March 31, 2003, Consumers has an accrued liability of $49 million, net of $33 million of expenditures incurred to date, and a regulatory asset of $69 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

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

CONSUMERS' GAS UTILITY RATE MATTERS

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation process with the MPSC, Consumers expects to collect all of its incurred gas costs. Under an order issued by the MPSC on March 12, 2003, Consumers increased its maximum GCR factor in May 2003, based on a formula that tracks increases in NYMEX prices.

2003 GAS RATE CASE: On March 14, 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which include a 13.5 percent authorized return on equity, based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customer's average monthly bill. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.

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

OTHER CONSUMERS' UNCERTAINTIES

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an




                                     CMS-57

                                                          CMS Energy Corporation


ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through December 31, 2002, Consumers has incurred approximately $4 million in incremental security costs, including operating, capital, and decommissioning and removal costs. Consumers estimates it may incur additional incremental security costs in 2003 of approximately $6 million. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. Of the $4 million in incremental security costs incurred through December 31, 2002, approximately $3 million related to nuclear security costs. Of the estimated $6 million for incremental security costs expected to be incurred in 2003, $4 million relates to nuclear security costs. On February 5, 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

OTHER UNCERTAINTIES

CMS GENERATION-OXFORD TIRE RECYCLING: In 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In 2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. The parties have reached a settlement with the state, which the court approved, pursuant to which CMS Energy had to pay $6 million. At the request of the U.S. Department of Justice in San Francisco (DOJ), CMS Energy and other parties contacted by the DOJ entered into separate tolling agreements with the DOJ in September 2002 that stopped the running of any statute of limitations until March 14, 2003 (later extended to June 30, 2003) to facilitate the settlement discussions between all the parties in connection with federal claims arising from the fire at the Filbin tire pile. On September 23, 2002, CMS Energy received a written demand from the U.S. Coast Guard for reimbursement of approximately $3.5 million in costs incurred by the U.S. Coast Guard in fighting the fire.

In connection with this fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation has reached a settlement in principle with the plaintiffs in the amount of $9 million. The primary insurance carrier will cover 100 percent of the settlement once the agreement is finalized.

DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel (DFD) presented DIG with a change order to their construction contract and filed an action in Michigan state court claiming damages in the amount of $110 million, plus interest and costs, which DFD states represents the cumulative amount owed by DIG for delays DFD believes DIG caused and for prior change orders that DIG previously rejected. DFD also filed a construction lien for the $110 million. DIG, in addition to drawing down on three letters of credit totaling $30 million that it obtained from DFD, has filed an arbitration claim against DFD asserting in excess of an additional $75 million in claims against DFD. The judge in the Michigan State Court case entered an order staying DFD's prosecution of its claims in the court case and permitting the arbitration to proceed. DFD has appealed the decision by the judge in the Michigan state court case to stay the arbitration. DIG will continue to vigorously defend itself and pursue its claims. DIG cannot predict the outcome of this matter.

DIG CUSTOMER DISPUTES: As a result of the continued delays in the DIG project becoming fully operational, DIG's customers, Ford Motor Company and Rouge Industries, have asserted claims that the continued delays relieve them of certain contractual obligations totaling $43 million. In addition, Ford and/or Rouge have



                                     CMS-58

                                                          CMS Energy Corporation

asserted several other commercial claims against DIG relating to operation of the DIG plant. In February 2003, Rouge filed an Arbitration Demand against DIG and CMS MST Michigan, LLC with the American Arbitration Association. Rouge is seeking a total of $27 million plus additional accrued damages at the time of any award, plus interest. More specifically, Rouge is seeking at least $20 million under a Blast Furnace Gas Delivery Agreement in connection with DIG's purported failure to declare a Blast Furnace Gas Delivery Date within a reasonable time period, plus $7 million for assorted damage claims under several legal theories. DIG and CMS MST Michigan, LLC intend to vigorously defend themselves, and DIG has filed claims against Rouge and Ford as part of this arbitration. DIG cannot predict the outcome of this matter.

DIG NOISE ABATEMENT LAWSUIT: In February 2003, DIG was served with a three-count first amended complaint in the matter of Ahmed, et al. v. Dearborn Industrial Generation, LLC, Wayne County Circuit Court Case No. 02-241296-CZ. The complaint seeks damages "in excess of $25,000" and injunctive relief based upon allegations of excessive noise and vibration created by operation of the power plant. The first amended complaint was filed on behalf of six named plaintiffs, all alleged to be adjacent or nearby residents or property owners. The damages alleged are injury to persons and property of the landowners. Certification of a class of "potentially thousands" who have been similarly affected is requested. DIG intends to aggressively defend this action. DIG cannot predict the outcome of this matter.

MCV EXPANSION, LLC: Under an agreement entered into with General Electric Company ("GE") in October 2002, as of December 31, 2002 MCV Expansion, LLC has a remaining contingent obligation to GE in the amount of $3.5 million that may become payable on July 1, 2003. The agreement provides that this contingent obligation is subject to a pro rata reduction under a formula based upon certain purchase orders being entered into with GE by June 30, 2003. MCV Expansion anticipates but cannot assure that purchase orders will be executed with GE by June 30, 2003 sufficient to eliminate the contingent obligation of $3.5 million.

CMS OIL AND GAS: In 1999, a former subsidiary of CMS Oil and Gas, Terra Energy Ltd., was sued by Star Energy, Inc. and White Pine Enterprises LLC in the 13th Judicial Circuit Court in Antrim County, Michigan, on grounds, among others, that Terra violated oil and gas lease and other agreements by failing to drill wells. Among the defenses asserted by Terra were that the wells were not required to be drilled and the claimant's sole remedy was termination of the oil and gas lease. During the trial, the judge declared the lease terminated in favor of White Pine. The jury then awarded Star Energy and White Pine $7.6 million in damages. Terra appealed this matter to the Michigan Court of Appeals. The Court of Appeals reversed the trial court judgment with respect to the appropriate measure of damages and remanded the case for a new trial on damages. Terra has taken an appeal to the Michigan Supreme Court. A reserve has been established for this matter.

ARGENTINA ECONOMIC SITUATION: In January 2002, the Republic of Argentina enacted the Public Emergency and Foreign Exchange System Reform Act. This law repealed the fixed exchange rate of one U.S. dollar to one Argentina peso, converted all dollar-denominated utility tariffs and energy contract obligations into pesos at the same one-to-one exchange rate, and directed the President of Argentina to renegotiate such tariffs.

Effective April 30, 2002, CMS Energy adopted the Argentine peso as the functional currency for most of its Argentine investments. CMS had previously used the U.S. dollar as the functional currency for its Argentine investments. As a result, on April 30, 2002, CMS Energy translated the assets and liabilities of its Argentine entities into U.S. dollars, in accordance with SFAS No. 52, using an exchange rate of 3.45 pesos per U.S. dollar, and recorded an initial charge to the Foreign Currency Translation component of Common Stockholders' Equity of approximately $400 million.

While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar




                                     CMS-59

                                                          CMS Energy Corporation

exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At March 31, 2003, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 2.973 pesos per U.S. dollar was $258 million. This amount also reflects the effect of recording U.S. income taxes with respect to temporary differences between the book and tax basis of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to no longer be essentially permanent in duration.

OTHER: Certain CMS Gas Transmission and CMS Generation affiliates in Argentina received notice from various Argentine provinces claiming stamp taxes and associated penalties and interest arising from various gas transportation transactions. Although these claims total approximately $75 million, the affiliates and CMS Energy believe the claims are without merit and will continue to vigorously contest them.

CMS Generation does not currently expect to incur significant capital costs at its power facilities for compliance with current U.S. environmental regulatory standards.

In addition to the matters disclosed in this Note, Consumers, Panhandle and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

CMS Energy has accrued estimated losses for certain contingencies discussed in this Note. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.

5: SHORT-TERM AND LONG-TERM FINANCINGS AND CAPITALIZATION

LONG-TERM DEBT SUMMARY

                                                                                                          In Millions
----------------------------------------------------------------------------------------------------------------------
March 31                                          Interest Rate (%)      Maturity               2003             2002
----------------------------------------------------------------------------------------------------------------------
CMS ENERGY
Senior Notes                                            8.125              2002                $   -            $ 350
                                                        7.625              2004                  176              178
                                                        6.750              2004                  287              297
                                                        9.875              2007                  468              497
                                                        8.900              2008                  260              266
                                                        7.500              2009                  409              464
                                                        8.500              2011                  300              339
                                                        8.375              2013                  150              150
                                                                                     ---------------------------------
                                                                                               2,050            2,541
General Term Notes
      Series D                                         6.932(a)         2003-2008                 80              110
      Series E                                         7.828(a)         2003-2009                216              318
      Series F                                         7.580(a)         2003-2016                297              300
                                                                                     ---------------------------------
                                                                                                 593              728


                                     CMS-60

                                                          CMS Energy Corporation

Extendible Tenor Rate Adjusted Securities               7.000              2005                  180              180
Senior Credit Facilities                                                   2003                  248                -
Other                                                                                             13                9
                                                                                     ---------------------------------
                                                                                                 441              189


CONSUMERS ENERGY

Senior Notes                                           Floating            2002                    -              100
                                                        6.000              2005                  300              300
                                                        6.250              2006                  332              332
                                                        6.375              2008                  159              159
                                                       6.200(b)            2008                  250              250
                                                        6.875              2018                  180              180
                                                       6.500(c)            2018                  141              141
                                                        6.500              2028                  142              143
                                                                                     ---------------------------------
                                                                                               1,504            1,605

Securitization Bonds                                                    2003-2016                446              469
First Mortgage Bonds                                    7.375              2023                  208              208
Long-Term Bank Debt                                                     2004-2006                590              141
Nuclear Fuel Disposal                                                      (d)                   138              136
Pollution Control Revenue Bonds                         5.100           2010-2018                126              126
Other                                                                                              7                6
                                                                                     ---------------------------------
                                                                                               1,515            1,086

OTHER SUBSIDIARIES                                                                                53               81

Principal Amount Outstanding                                                                   6,156            6,230
Current Amounts                                                                                 (915)            (723)

Net Unamortized Discount                                                                         (29)             (32)
                                                                                     ---------------------------------
Total Long-Term Debt                                                                         $ 5,212          $ 5,475
======================================================================================================================

a. Represents the weighted average interest rate at March 31, 2003.
b. These notes are subject to a Call Option by the Callholder or a Mandatory Put on May 1, 2003.
c. Includes $141 million Senior Remarketed Notes subject to optional redemption by Consumers after June 15, 2005.
d. Maturity date uncertain.

CMS ENERGY


On March 30, 2003, CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities. The Second Amended and Restated Senior Credit Agreement includes a $159 million tranche with a maturity date of April 30, 2004 and a $250 million tranche with a maturity date of September 30, 2004. The facility was underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, are required to be used to prepay this facility. This facility primarily collateralized by the stock of Consumers, Enterprises and certain Enterprises subsidiaries.






                                     CMS-61

                                                          CMS Energy Corporation


GENERAL TERM NOTES: At March 31, 2003, CMS Energy had issued and outstanding $593 million GTNs, comprised of $80 million Series D GTNs, $216 million Series E GTNs and $297 million of Series F GTNs with weighted average interest rates of
6.9 percent, 7.8 percent and 7.6 percent, respectively. No Series G GTNs have been issued since their registration in May 2002.

ENTERPRISES

On March 30, 2003, Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004. Subsequently, on April 21, 2003, Enterprises entered into a $75 million revolving credit facility with a maturity date of April 30, 2004. These facilities were underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Proceeds from these loans will be used for general corporate purposes, to retire debt and to collateralize $160 million of letters of credit. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, are required to be used to prepay these facilities. It is expected that proceeds from the Panhandle sale will be used to pay off these facilities in full. These facilities are guaranteed by CMS Energy, whose guaranty is primarily secured by the stock of Consumers and Enterprises.

CONSUMERS

REGULATORY AUTHORIZATION FOR FINANCINGS: At March 31, 2003, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $381 million for general corporate purposes, and $610 million of first mortgage bonds to be issued solely as collateral for the long-term securities. On April 30, 2003, Consumers sold $625 million principal amount of first mortgage bonds, described below. Its remaining FERC authorization after this issue is (1) $250 million of long-term securities for refinancing or refunding purposes, (2) $6 million for general corporate purposes, and (3) $610 million remaining first mortgage bonds available to be issued solely as collateral for the long-term securities. On October 10, 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

LONG-TERM FINANCINGS: In March 2003, Consumers entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan were used for general corporate purposes.

In March 2003, Consumers entered into a $150 million term loan secured by first mortgage bonds. This term loan has a three-year maturity expiring in March 2006; the loan has a cost of LIBOR plus 450 basis points. Proceeds from this loan were used for general corporate purposes.

FIRST MORTGAGE BONDS: In April 2003, Consumers sold $625 million principal amount of first mortgage bonds in a private offering to institutional investors; $250 million were issued at 4.25 percent, maturing on April 15, 2008, and net proceeds were approximately $248 million, $375 million were issued at 5.38 percent, maturing on April 15, 2013, and net proceeds were approximately $371 million. Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that may include paying down additional debt. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 31, 2003.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property.



                                     CMS-62

                                                          CMS Energy Corporation

Consumers' ability to issue and sell securities is restricted by certain provisions in its first mortgage bond Indenture, its articles of incorporation and the need for regulatory approvals to meet appropriate federal law.

SHORT-TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003. At March 31, 2003, a total of $252 million was outstanding on all short-term financing at a weighted average interest rate of 6.22 percent, compared with $150 million outstanding at March 31, 2002 at a weighed average interest rate of 2.6 percent.

RESTRICTED PAYMENTS: Under the provisions of its articles of incorporation, Consumers had $423 million of unrestricted retained earnings available to pay common dividends at March 31, 2003. However, pursuant to restrictive covenants in its debt facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. In January 2003, Consumers declared and paid a $78 million common dividend. In March 2003, Consumers declared a $31 million common dividend payable in May 2003.

OTHER: At March 31, 2003, Consumers had, through its wholly owned subsidiary Consumers Receivables Funding, a $325 million trade receivable sale program in place as an anticipated source of funds for general corporate purposes. At March 31, 2003 and 2002, the receivables sold totaled $325 million for each year; the average annual discount rate was 1.57 percent and 2.15 percent, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold. On April 30, 2003, Consumers ended its trade receivable sale program with its then existing purchaser and anticipates that a new trade receivable program will be in place with a new purchaser in May 2003.

Under the program discussed above, Consumers sold accounts receivable but retained servicing responsibility. Consumers is responsible for the collectability of the accounts receivable sold, however, the purchaser of sale of accounts receivable have no recourse to Consumers' other assets for failure of debtors to pay when due and there are no restrictions on accounts receivables not sold. No gain or loss has been recorded on the sale of accounts receivable and Consumers retains no interest in the receivables sold.

REQUIRED RATIOS

CMS Energy's credit facilities have contractual restrictions that require CMS Energy to maintain certain ratios as of the last day of each fiscal quarter. Violation of these ratios would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable. At March 31, 2003, CMS Energy is in compliance with required ratios.

Required Ratio                              Limitation                          Ratio at March 31, 2003
-------------------------------------------------------------------------------------------------------
Consolidated Leverage Ratio                 not more than 7.00 to 1.00               5.84 to 1.00
Cash Dividend Coverage Ratio                not less than 1.20 to 1.00               1.73 to 1.00
-------------------------------------------------------------------------------------------------------

In 1994, CMS Energy executed an indenture with J.P. Morgan Chase Bank pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At March 31, 2003, CMS Energy's consolidated leverage ratio was 0.79 to 1.0. As a result, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding of CMS Energy and of its material subsidiaries. This leverage ratio may be significantly reduced with the proceeds of CMS Energy's sale of Panhandle, its sale of CMS Field Services, or other asset sales.



                                     CMS-63

                                                          CMS Energy Corporation


Effective January 1, 2003, CMS Energy adopted the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to certain guarantee contracts, such as warranties, derivatives, or guarantees between either parent and subsidiaries or corporations under common control, although disclosure of such guarantees is required. For contracts that are within the initial recognition and measurement provision of this Interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002.

The following table is a summary of CMS Energy's guarantees as required by FASB Interpretation No. 45:

March 31, 2003                                                                                         In Millions
-------------------------------------------------------------------------------------------------------------------
                                                     Issue   Expiration      Maximum     Carrying         Recourse
Guarantee Description                                 Date      Date       Obligation   Amount(b)      Provision(c)
-------------------------------------------------------------------------------------------------------------------
Indemnifications from asset sales and
  other agreements(a)                              Various      Various       $1,694       $0.1             $  -
Letters of credit                                  Various      Various          283          -                -
Surety bonds and other indemnifications            Various      Various          241          -                -
Other guarantees                                   Various      Various          469          -                -
Nuclear insurance retrospective premiums           Various      Various          120          -                -
-------------------------------------------------------------------------------------------------------------------

         (a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which the purchaser is indemnified by CMS Energy or a subsidiary for losses resulting from events such as failure of title to the assets or stock sold by CMS Energy or a subsidiary to the purchaser. CMS Energy believes the likelihood of a loss arising from such events to be remote.
         (b) The carrying amount represents the fair market value of guarantees and indemnities on CMS Energy's balance sheet that are entered into subsequent to January 1, 2003.
         (c) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

CMS Energy has entered into typical tax indemnity agreements in connection with a variety of transactions including transactions for the sale of subsidiaries and assets, equipment leasing and financing agreements. These indemnity agreements generally are not limited in amount and, while a maximum amount of exposure cannot be identified, the amount and probability of liability is considered remote.

The off-balance sheet commitments at March 31, 2003 are as follows:

Commercial Commitments                                                                              In Millions
---------------------------------------------------------------------------------------------------------------
                                                                Commitment Expiration
---------------------------------------------------------------------------------------------------------------
March 31                             Total         2003        2004      2005       2006       2007     Beyond
---------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                        $ 469        $  20       $   -      $  -       $  4       $  -      $445
   Indemnities                         241            5           -        36          -          -       200
   Letters of Credit                   283          247          32         -          -          -         4
---------------------------------------------------------------------------------------------------------------
Total                                $ 993        $ 272       $  32      $ 36       $  4       $  -      $649
===============================================================================================================

CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters



                                     CMS-64

                                                          CMS Energy Corporation

of credit and surety bonds, of unconsolidated affiliates and related parties approximating $2.6 billion as of March 31, 2003. Included in this amount, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of March 31, 2003, the actual amount of financial exposure covered by these guarantees was $297 million. This amount excludes the guarantees associated with CMS MST's natural gas supply contract obligations totaling $252 million, which are recorded as liabilities on the Consolidated Balance Sheet at March 31, 2003. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

CAPITALIZATION: The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock and 10 million shares of CMS Energy Preferred Stock, $.01 par value.

COMPANY-OBLIGATED PREFERRED SECURITIES: CMS Energy and Consumers each have wholly-owned statutory business trusts that are consolidated with the respective parent company. CMS Energy and Consumers created their respective trusts for the sole purpose of issuing trust preferred securities. In each case, the primary asset of the trust is a note or debenture of the parent company. The terms of the trust preferred security parallel the terms of the related parent company note or debenture. The terms, rights and obligations of the trust preferred security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, the parent guarantee of the related trust preferred security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and trust preferred security constitute a full and unconditional guarantee by the parent company of the trust's obligations under the trust preferred security. In addition to the similar provisions previously discussed, specific terms of the securities follow:

CMS Energy                                                                                              In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                           Amount                         Earliest
Trust and Securities                                Rate (%)            Outstanding          Maturity    Redemption
--------------------------------------------------------------------------------------------------------------------
March 31                                                             2003         2002
--------------------------------------------------------------------------------------------------------------------
CMS Energy Trust I (a)                                7.75           $173         $173         2027           2001
CMS Energy Trust II (b)                               8.75             -           301         2004              -
CMS Energy Trust III (c)                              7.25            220          220         2004              -
--------------------------------------------------------------------------------------------------------------------
Total Amount Outstanding                                             $393         $694
======================================================================================

         (a) Represents Quarterly Income Preferred Securities that are convertible into 1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). Effective July 2001, CMS Energy can revoke the conversion rights if certain conditions are met.
         (b) On July 1, 2002, the 7,250,000 units of Adjustable Convertible Preferred Securities were converted to 8,787,725 newly issued shares of CMS Energy Common Stock.
         (c) Represents Premium Equity Participating Security Units in which holders are obligated to purchase a variable number of shares of CMS Energy Common Stock by the August 2003 conversion date.

Consumers Energy Company                                                                            In Millions
---------------------------------------------------------------------------------------------------------------
                                                                          Amount                      Earliest
Trust and Securities                                  Rate (%)         Outstanding        Maturity   Redemption
---------------------------------------------------------------------------------------------------------------
March 31                                                              2003      2002
---------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities                  8.36         $ 70      $  70       2015          2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities                  8.20          120        120       2027          2002



                                     CMS-65

                                                          CMS Energy Corporation

Consumers Energy Company Financing III,
  Trust Originated Preferred Securities                  9.25          175        175       2029          2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                             9.00          125        125       2031          2006
--------------------------------------------------------------------------------------------------------------
Total Amount Outstanding                                              $490      $ 490
=====================================================================================

6: EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                   In Millions, Except Per Share Amounts
------------------------------------------------------------------------
Three Months Ended March 31                       2003            2002
------------------------------------------------------------------------
Net Income Attributable to Common Stock:
 CMS Energy - Basic                             $     79        $     42
 Add conversion of Trust Preferred
       Securities (net of tax)                         5               2
                                                ------------------------
 CMS Energy - Diluted                           $     84        $     44
                                                ========================
Average Common Shares Outstanding
 Applicable to Basic and Diluted EPS
 CMS Energy:
   Average Shares - Basic                          144.1           133.3
   Add conversion of Trust Preferred
       Securities                                   20.9             4.2
                                                ------------------------
      Average Shares - Diluted                     165.0           137.5
                                                ========================
Earnings Per Average Common Share
       Basic                                    $   0.55        $   0.32
       Diluted                                  $   0.51        $   0.32
========================================================================

7: RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

The objective of the CMS Energy risk management policy is to analyze, manage and coordinate the identified risk exposures of the individual business segments and to exploit the presence of internal hedge opportunities that exist among its diversified business segments. CMS Energy, on behalf of its regulated and non-regulated subsidiaries, utilizes a variety of derivative instruments for both trading and non-trading purposes and executes these transactions with external parties through either CMS Enterprises or its marketing subsidiary, CMS MST. These derivative instruments include futures contracts, swaps, options and forward contracts to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged.

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial



                                     CMS-66

                                                          CMS Energy Corporation

credit mitigation programs including, among other things, using publicly available credit ratings of such counterparties, internally developed statistical models for credit scoring and use of internal hedging programs to minimize exposure to external counterparties. No material nonperformance is expected.

COMMODITY DERIVATIVES: Commodity contracts have been accounted for in accordance with the requirements of SFAS No. 133, as amended and interpreted, and may or may not qualify for hedge accounting treatment depending on the characteristics of each contract.

DERIVATIVE INSTRUMENTS: CMS Energy adopted SFAS No. 133 on January 1, 2001. This standard requires CMS Energy to recognize at fair value on the balance sheet, as assets or liabilities, all contracts that meet the definition of a derivative instrument. The standard also requires CMS Energy to record all changes in fair value directly in earnings unless the derivative instrument meets certain qualifying cash flow hedge criteria, in which case the changes in fair value would be reflected in other comprehensive income. CMS Energy determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges is recognized in earnings.

CMS Energy believes that the majority of its contracts, power purchase agreements and gas transportation contracts qualify for the normal purchases and sales exception of SFAS No. 133 and are not subject to the accounting rules for derivative instruments. CMS Energy uses derivative instruments that require derivative accounting, to limit its exposures to electricity and gas commodity price risk. The interest rate and foreign currency exchange contracts met the requirements for hedge accounting under SFAS No. 133 and CMS Energy recorded the changes in the fair value of these contracts in other comprehensive income.

ELECTRIC CONTRACTS: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. As of March 31, 2003, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million. These contracts will expire in the third quarter of 2003.

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

During 2002, Consumers' electric business also used gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps were financial contracts that were used to offset increases in the price of probable forecasted gas purchases. These contracts did not qualify for hedge accounting. Therefore, Consumers recorded any change in the fair value of these contracts directly in earnings as part of power supply costs. As of March 31, 2002, these contracts had a fair value of $1 million. These contracts expired in December 2002.

As of March 31, 2003, Consumers recorded a total of $11 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

GAS CONTRACTS: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-



                                     CMS-67

                                                          CMS Energy Corporation

based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. During 2002, some of the fixed price gas supply contracts and the weather-based gas call options and gas put options required derivative accounting. The fixed price gas supply contracts expired in October 2002, and the weather-based gas call options and gas put options expired in February 2003. As of March 31, 2003, Consumers did not have any gas supply related contracts that required derivative accounting.

INTEREST RATE RISK CONTRACTS: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swaps are sold. As of March 31, 2003 and March 31, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable-rate debt. This swap will expire in June 2003. As of March 31, 2003, this interest rate swap had a negative fair value of $1 million. This amount, if sustained, will be reclassified to earnings, increasing interest expense when the swap is settled on a monthly basis. As of March 31, 2002, this interest rate swap had a negative fair value of $2 million.

Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed-rate debt, issued in March 2002. As of March 31, 2002, the swap had a negative fair value of less than $1 million. In June 2002, this swap was terminated and resulted in a $7 million gain that is deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

Consumers was able to apply the shortcut method to all interest rate hedges, therefore there was no ineffectiveness associated with these hedges.

ENERGY TRADING ACTIVITIES: CMS Energy, through its subsidiary CMS MST, engages in trading activities. CMS MST manages any open positions within certain guidelines that limit its exposure to market risk and requires timely reporting to management of potential financial exposure. These guidelines include statistical risk tolerance limits using historical price movements to calculate daily value at risk measurements. Through December 31, 2002, CMS MST's wholesale power and gas trading activities were accounted for under the mark-to-market method of accounting. Effective, January 1, 2003, EITF Issue No. 98-10 was rescinded by EITF Issue No. 02-03 and as a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 can be carried at fair value. The impact of this change for CMS MST was recognized as a cumulative effect of a change in accounting principle of $(23) million, net of tax. See
Note 10, Adoption of New Accounting Standards. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes in fair value are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. Mathematical models are developed to determine various inputs into the fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.



                                     CMS-68

                                                          CMS Energy Corporation

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. The creditworthiness of these counterparties will impact overall exposure to credit risk; however, CMS Energy maintains credit policies that management believes minimize overall credit risk with regard to its counterparties. Determination of its counterparties' credit quality is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. When trading terms permit, CMS Energy employs standard agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

At March 31 2003 and 2002, CMS Energy has recorded a net price risk management asset of $7 million and $103 million respectively, net of reserves, related to the unrealized mark-to-market gains on existing wholesale power contracts, gas contracts, and hedges for retail activities that are marked as derivatives.

FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries enter into floating to fixed interest rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. Changes in the fair value of these swaps are recorded in accumulated other comprehensive income until the swaps are terminated. As of March 31, 2003, these swaps had a negative fair value of $4 million that if sustained, will be reclassified to earnings as the swaps are settled on a quarterly basis.

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. As of March 31, 2003 and 2002, the weighted average interest rate associated with outstanding swaps was approximately 5.2 percent.

                                                                                                               In Millions
--------------------------------------------------------------------------------------------------------------------------
Floating to Fixed                               Notional          Maturity                Fair                  Unrealized
Interest Rate Swaps                               Amount            Date                  Value                Gain (Loss)
--------------------------------------------------------------------------------------------------------------------------
March 31, 2003                                $      294          2003-2006                $(4)                    $ 3
March 31, 2002                                $      295          2003-2006                $(7)                    $ 4

FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and from time to time enters into fixed to floating rate swaps to maintain the optimum mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any realized gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. There were no outstanding fixed to floating interest rate swaps as of March 31, 2003.

                                                                                                               In Millions
--------------------------------------------------------------------------------------------------------------------------
Fixed to Floating                               Notional          Maturity                Fair                  Unrealized
Interest Rate Swaps                               Amount            Date                  Value                Gain (Loss)
--------------------------------------------------------------------------------------------------------------------------
March 31, 2003                                $        -             --                    $ -                    $  -
March 31, 2002                                $      822          2004-2005                $(3)                   $ (2)

FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of



                                     CMS-69

                                                          CMS Energy Corporation

non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at March 31, 2003 and 2002 2002 was zero 2003 and $(6) million, respectively; representing the amount CMS Energy would receive or (pay) upon settlement.

There were no outstanding foreign exchange contracts at March 31, 2003. Foreign exchange contracts outstanding as of March 31, 2002 had a total notional amount of $152 million. Of this amount, $100 million is related to CMS Energy's investments in Brazil, $25 million is related to CMS Energy's investments in Australia, and $27 million in Euro hedges.

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of March 31, 2003 and 2002 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except for those as shown below, approximate fair value.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
As of March 31                                        2003                                   2002
-------------------------------------------------------------------------------------------------------------------
                                        Carrying      Fair    Unrealized      Carrying       Fair     Unrealized
                                          Cost       Value     Gain(Loss)         Cost      Value      Gain(Loss)
                                      -----------------------------------------------------------------------------
Long-Term Debt (a)                        $5,212     $5,112         $(100)      $5,475      $5,422           $(53)
Preferred Stock and
   Trust Preferred Securities                927        664          (263)       1,228       1,125           (103)
-------------------------------------------------------------------------------------------------------------------

(a) Settlement of long-term debt is generally not expected until maturity.

8: EQUITY METHOD INVESTMENTS

Certain of CMS Energy's investments in companies, partnerships and joint ventures, where ownership is more than 20 percent but less than a majority, are accounted for by the equity method of accounting in accordance with APB Opinion No. 18. For the three months ended March 31, 2003 and 2002, net income included undistributed earnings of $31 million and $34 million, respectively, from these investments. The most significant of these investments is CMS Energy's 50 percent interest in Jorf Lasfar and its 49 percent interest in the MCV Partnership. Summarized income statement information of CMS Energy's most significant equity method investments follows.

Income Statement Data

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2003                                   Jorf Lasfar    MCV        Total
----------------------------------------------------------------------------------------------------
Operating revenue                                                      $ 90       $153          $243
Operating expenses                                                       43        100           143
                                                                       -----------------------------
Operating income                                                         47         53           100
Other expense, net                                                       19         28            47
                                                                       -----------------------------
Net income                                                             $ 28       $ 25          $ 53
====================================================================================================


                                     CMS-70

                                                          CMS Energy Corporation

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002                                  Jorf Lasfar    MCV          Total
----------------------------------------------------------------------------------------------------
Operating revenue                                                      $ 96       $149          $245
Operating expenses                                                       48        109           157
                                                                       -----------------------------
Operating income                                                         48         40            88
Other expense, net                                                       11         29            40
                                                                       -----------------------------
Net income                                                             $ 37       $ 11          $ 48
====================================================================================================

9: REPORTABLE SEGMENTS

CMS Energy's reportable segments are strategic business units organized and managed by the nature of the products and services each provides. Management evaluates performance based upon the net income of each segment. Previously, CMS Energy operated in five reportable segments: electric utility, gas utility, natural gas transmission, independent power production and marketing, services and trading. As a result of recent changes in its business strategy, including the sale of non-strategic and under-performing assets, and management reorganization, CMS Energy now operates principally in the following three reportable segments: electric utility, gas utility, and enterprises.

The electric utility segment consists of regulated activities associated with the generation, transmission and distribution of electricity in the state of Michigan through its subsidiary, Consumers. The gas utility segment consists of regulated activities associated with the transportation, storage and distribution of natural gas in the state of Michigan through its subsidiary, Consumers. The enterprises segment consists of investing in, acquiring, developing, constructing, managing and operating non-utility power generation plants and natural gas facilities in the United States and abroad; and providing gas, oil, and electric marketing services to energy users.

The Consolidated Statements of Income reflect operating revenue and operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated operating income by segment. The table below shows net income by reportable segment. The "Other" segment includes corporate interest and other, discontinued operations and the cumulative effect of accounting changes. The 2002 information has been restated to reflect the management reorganization and the change in CMS Energy's business strategy from five to three operating segments.



                                     CMS-71

                                                          CMS Energy Corporation

Reportable Segments                                                                                    In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                          Restated
------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                               2003                2002
------------------------------------------------------------------------------------------------------------------
Net Income
  Electric utility                                                                       $  51               $  50
  Gas utility                                                                               54                  28
  Enterprises                                                                               23                  66
  Other                                                                                    (49)               (102)
                                                                            --------------------------------------
                                                                                        $   79               $  42
==================================================================================================================

10. ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Effective January 1, 2003, CMS Energy adopted SFAS No. 143. The new standard requires companies to record the fair value of the legal obligation related to asset retirements in the period in which the obligation is incurred. CMS Energy has determined that it has legal asset retirement obligations, particularly in regard to Consumers' nuclear plants.

Prior to adoption of SFAS No. 143, Consumers classified the removal cost liability of assets included in the scope of SFAS No. 143 as part of the reserve for accumulated depreciation. For these assets, the removal cost of $448 million which was classified as part of the reserve at December 31, 2002, was reclassified in January 2003, in part, as 1) a $364 million ARO liability, 2) a $136 million regulatory liability, 3) A $45 million regulatory asset, and 4) a $7 million net increase to property, plant, and equipment, as prescribed by SFAS No. 143. As required by SFAS No. 71 for regulated entities, Consumers is reflecting a regulatory asset and liability instead of a cumulative effect of a change in accounting principle.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Consumers' ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium was assumed, Consumers' ARO liability would be $381 million.

If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability will be recognized when a reasonable estimate of fair value can be made. Generally, mass property such as transmission and distribution assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of a retirement date, therefore no liability has been recorded for these assets. No liability has been recorded for assets that have an immaterial cumulative disposal cost, such as substation batteries. The initial measurement of the ARO liability for Consumers' Palisades Nuclear Plant and Big Rock Nuclear Plant is based on decommissioning studies, which are based largely on third party cost estimates.

In addition, at March 31, 2003, CMS Energy recorded an ARO liability for certain pipelines and non-utility generating plants and a $1 million, net of tax, cumulative effect of change in accounting for accretion and depreciation expense for ARO liabilities incurred prior to 2003. The pro forma effect on results of operations would not be material for the three months ended March 31, 2002.

The following table is a general description of the AROs and their associated long-lived assets.



                                     CMS-72

                                                          CMS Energy Corporation

March 31, 2003                                                                                         In Millions
------------------------------------------------------------------------------------------------------------------
                                                 In Service                                                  Trust
ARO Description                                  Date             Long Lived Assets                           Fund
------------------------------------------------------------------------------------------------------------------
Palisades - decommission plant site                1972         Palisades nuclear plant                      $ 426
Big Rock - decommission plant site                 1962         Big Rock nuclear plant                         103
JHCampbell intake/discharge water line             1980         Plant intake/discharge water line                -
Closure of coal ash disposal areas              Various         Generating plants coal ash areas                 -
Closure of wells at gas storage fields          Various         Gas storage fields                               -
Indoor gas services equipment relocations       Various         Gas meters located inside structures             -
Closure of gas pipelines                        Various         Gas transmission pipelines                       -
Dismantle natural gas-fired power plant            1997         Gas fueled power plant                           -
------------------------------------------------------------------------------------------------------------------

The following table is a reconciliation of the carrying amount of the AROs:

March 31, 2003                                                                                          In Millions
-------------------------------------------------------------------------------------------------------------------
                                   Pro Forma
                               ARO liability            ARO Liability                       Cash flow
ARO                                   1/1/02    1/1/03  Incurred    Settled    Accretion     Revisions      3/31/03
-------------------------------------------------------------------------------------------------------------------
Palisades - decommission                $232      $249     $   -    $    -       $  4         $    -        $ 253
Big Rock - decommission                   94        61         -        (7)         3              -           57
JHCampbell intake line                     -         -         -         -          -              -            -
Coal ash disposal areas                   46        51         -         -          1              -           52
Wells at gas storage fields                2         2         -         -          -              -            2
Indoor gas services
 relocations                               1         1         -         -          -              -            1
Closure of gas pipelines (a)               7         8         -         -          -              -            8
Dismantle natural gas-fired
 power plant                               1         1         -         -          -              -            1
-------------------------------------------------------------------------------------------------------------------
Total                                   $383      $373     $   -    $   (7)      $  8         $    -        $ 374
===================================================================================================================

(a) Amounts are included in discontinued operations.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002.

EITF ISSUE NO. 02-03, "RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUES NO. 98-10 AND 00-17": At the October 25,2002 meeting, the EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 will be carried at fair value. Energy trading contracts that do not meet the definition of a derivative must be accounted for as an executory contract (i.e., on an accrual basis). The consensus rescinding EITF Issue No. 98-10 was required to be applied to all contracts that existed as of October 25, 2002 and was required to be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also was required to be applied immediately to all new contracts entered into after October 25, 2002. The full adoption of EITF Issue No. 02-03 effective January 1, 2003, resulted in CMS Energy recognizing a cumulative effect of change in accounting principle loss of ($23) million, net of tax, for the three months ended March 31, 2003.



                                     CMS-73

                                                          CMS Energy Corporation



                      (This page intentionally left blank)

                                     CMS-74

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This MD&A refers to, and in some sections specifically incorporates by reference, Consumers' Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that Consumers may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intentions with the use of the words, "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2002 Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors" and in various public filings it periodically makes with the SEC. Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' business and financial outlook. This Form 10-Q also describes material contingencies in Consumers' Condensed Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes. All note references within this MD&A refer to Consumers' Notes to Consolidated Financial Statements.

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

                                                        Consumers Energy Company

The EPA has issued regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of March 31, 2003, Consumers has incurred $420 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their cost can change significantly. At some point, if new environmental standards become effective, Consumers may need additional capital expenditures to comply with the standards. For further information see Note 2, Uncertainties, "Electric Contingencies - Electric Environmental Matters."

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

Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the term of the PPA ending in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh and a fixed energy charge, and also to pay a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Consumers has not been allowed full recovery of the capacity and fixed energy charges in rates. After September 2007, the PPA's regulatory out terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At March 31, 2003 and 2002, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $30 million and $46 million, respectively. The PPA liability is expected to be depleted in late 2004.

In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1, 1999, that addressed, among other things, the ability of the MCV Partnership to count modifications increasing the capacity of the existing MCV Facility for purposes of computing the availability of contract capacity under the PPA for billing purposes. That settlement agreement capped payments made on the basis of availability that may be billed by the MCV Partnership at a maximum 98.5 percent availability level.

When Consumers returns, as expected, to unfrozen rates beginning in 2004, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does

                                                        Consumers Energy Company

not exceed 88.7 percent availability established in previous MPSC orders. For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum
98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                 In Millions
------------------------------------------------------------------------------------------------------------
                                                            2003       2004       2005       2006       2007
------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax          $37        $36        $36        $36        $25

Amount to be charged to operating expense, net of tax        $18        $18         36        $36        $25
Amount to be charged to PPA liability, net of tax            $19        $18        $--        $--        $--
============================================================================================================

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

For further information see Note 2, Uncertainties, "Other Electric Uncertainties
- The Midland Cogeneration Venture."

ACCOUNTING FOR DERIVATIVE AND FINANCIAL INSTRUMENTS AND MARKET RISK INFORMATION

DERIVATIVE INSTRUMENTS: Consumers uses the criteria in SFAS No. 133, as amended and interpreted, to determine if certain contracts must be accounted for as derivative instruments. The rules for determining whether a contract meets the criteria for derivative accounting are numerous and complex. As a result, significant judgment is required to determine whether a contract requires derivative accounting, and similar contracts can sometimes be accounted for differently.

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

                                                        Consumers Energy Company

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

In order to determine the fair value of contracts that are accounted for as derivative instruments, Consumers uses a combination of quoted market prices and mathematical models. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. At March 31, 2003, Consumers assumed a market-based interest rate of 4.5 percent and a volatility rate of 107.5 percent in calculating the fair value of its electric call options.

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

FINANCIAL INSTRUMENTS: Consumers accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. In 2002, Consumers determined that the decline in value related to its investment in CMS Energy Common Stock was other than temporary as the fair value was below the cost basis for a period greater than six months. As a result, Consumers recognized a loss on its investment in CMS Energy Common Stock through earnings of $12 million in the fourth quarter of 2002, and an additional $12 million in the first quarter of 2003. As of March 31, 2003, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $10 million. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

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

                                                        Consumers Energy Company

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

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate financing and variable-rate financing, and from interest rate swap agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of March 31, 2003 and 2002, Consumers had outstanding $1.324 billion and $1.329 billion of variable-rate financing, respectively, including variable-rate swaps and fixed-rate swaps. At March 31, 2003 and 2002, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' before tax earnings exposure on its variable-rate financing would be $2 million and $3 million, respectively. As of March 31, 2003 and 2002, Consumers had entered into a floating-to-fixed interest rate swap agreement for a notional amount of $75 million, and as of March 31, 2002 a variable-to-fixed interest rate swap agreement for a notional of $300 million. These swaps exchange variable-rate interest payment obligations for fixed-rate interest payment obligations, or fixed-rate interest payment obligations for variable-rate interest payment obligations in order to minimize the impact of potential adverse interest rate changes. As of March 31, 2003 and 2002, Consumers had outstanding fixed-rate financing, including fixed and variable-rate swaps, of $2.756 billion and $2.477 billion, respectively, with a fair value of $2.690 billion and $2.769 billion, respectively. As of March 31, 2003 and 2002, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $131 million and $144 million, respectively, to the fair value of these instruments if it had to refinance all of its fixed-rate financing. As discussed below in Electric Business Outlook - Securitization, Consumers has filed an application with the MPSC to securitize certain costs. If approved, Consumers will use the proceeds from the securitization for refinancing or retirement of debt, which could include a portion of its current fixed-rate debt. Consumers does not believe that any adverse change in debt price and interest rates would have a material adverse effect on either its consolidated financial position, results of operation or cash flows.

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

                                                        Consumers Energy Company

As of March 31, 2003 and 2002, the fair value based on quoted future market prices of electricity-related call option and swap contracts was $10 million and $19 million, respectively. At March 31, 2003 and 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million and $4 million respectively. As of March 31, 2003 and 2002, Consumers had an asset of $28 million and $48 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of March 31, 2003, Consumers did not have any gas supply-related call or put option contracts. As of March 31, 2002, the fair value based on quoted future market prices of gas supply contracts containing embedded put options was $4 million. At March 31, 2002, a hypothetical 10 percent adverse change in market prices was immaterial.

EQUITY SECURITY PRICE RISK: Consumers owns less than 20 percent of the outstanding shares of CMS Energy Common Stock. Consumers recognized a loss on this investment through earnings of $12 million in the fourth quarter of 2002 and an additional $12 million loss in the first quarter of 2003, because the loss was other than temporary as the fair value was below the cost basis for a period greater than six months. As of March 31, 2003, Consumers held 2.4 million shares of CMS Energy Common stock at a fair value of $10 million. Consumers believes that any further adverse change in the market price of this investment would not have a material effect on its consolidated financial position, results of operation or cash flows.

For further information on market risk and derivative activities, see Note 4, Financial and Derivative Instruments.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity would normally expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of March 31, 2003, Consumers had $1.121 billion recorded as regulatory assets and $463 million recorded as regulatory liabilities.

In March 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market-based rates for its electric customers. Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business

                                                        Consumers Energy Company

beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143.

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

Consumers has announced changes to the Pension Plan. Employees hired on or after July 1, 2003 will be covered by the cash balance plan section of the current plan. Under the cash balance section, an employee's retirement account is credited annually with a percentage of their salary and any amounts that are vested are portable when an employee leaves the company. In addition, the method used to convert an employee's benefit to a lump sum payment is being changed. Employees who elect the lump sum payment option will not earn an additional early retirement subsidy. As a result, employees who choose the lump sum payment option, and retire before age 65, will receive lower lump sum payments.

In order to keep health care benefits and costs competitive, Consumers has announced several changes to the Health Care Plan. These changes were effective January 1, 2003. The most significant change is that Consumers' future increases in health care costs will be shared with salaried employees. The salaried retirees health care plan has also been amended. Pre-Medicare retirees now elect coverage from four different levels of coverage, with the two best coverage options requiring premium contributions. These plans also coordinate benefits under a maintenance of benefits provision to reduce claim costs for Consumers. Mail-order prescription copays have also been increased for all salaried retirees.

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

                                                        Consumers Energy Company

equities will be converted to fixed income investments during decommissioning and fixed income investments are converted to cash as needed. Decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These costs estimates use various inflation rates for labor, non-labor, and contaminated equipment disposal costs.

On December 31, 2000, the Big Rock trust fund was considered fully funded. A portion of its current decommissioning cost is due to the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary but for the failure of the DOE to take possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. A number of utilities have commenced litigation in the Court of Claims, including Consumers, which filed its complaint in December 2002. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002, against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law.

On March 26, 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation submitted a complaint to the MPSC, which was served on Consumers by the MPSC on April 18, 2003. The complaint asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers Energy, The Detroit Edison Company, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation including establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. Consumers is reviewing the complaint. Consumers is unable to predict the outcome of this matter.

The funds provided by the trusts and additional funds from DOE litigation are expected to fully fund the decommissioning costs. Variance from trust earnings, a lesser recovery of costs from the DOE, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites and the adequacy of the decommissioning trust funds.

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

Transactions involving CMS Energy and its affiliates and the sale, storage and transportation of natural gas and other services to the MCV Partnership are generally based on regulated prices, market prices or competitive bidding. Transactions involving the power supply purchases from the MCV Partnership, and certain affiliates of Enterprises, are based upon avoided costs under PURPA and competitive bidding; and the payment of parent company overhead costs to CMS Energy are based upon use or accepted industry allocation methodologies.

In 2002, Consumers also sold its transmission facilities to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc., an independent company, whose management includes former executive employees of Consumers. The transaction was based on competitive bidding. Additionally, Consumers continues to use the transmission facilities now owned by MTH, and a director of Consumers is currently a stockholder of Trans-Elect, Inc.

                                                        Consumers Energy Company

For detailed information about related party transactions see Note 2, Uncertainties, "Electric Rate Matters - Transmission", and "Other Electric Uncertainties - The Midland Cogeneration Venture".

RESULTS OF OPERATIONS

CONSUMERS CONSOLIDATED EARNINGS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
March 31                                                                        2003           2002          Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                               $99            $81             $18
===================================================================================================================

2003 COMPARED TO 2002: For the three months ended March 31, 2003, Consumers' net income available to the common stockholder totaled $99 million, an increase of $18 million from the previous year. This increase in earnings reflects an after-tax benefit of $30 million due to increased electric and gas deliveries. Also contributing to the earnings increase is the after-tax benefit of $12 million due to the final gas rate order issued in 2002 authorizing Consumers to increase its gas tariff rates. This increase in earnings also reflects an $8 million after-tax benefit primarily from increased intersystem revenues along with a $5 million benefit from increased electric miscellaneous service revenues. Offsetting these increases is a $12 million charge to non-utility expense in order to recognize a decline in market value of CMS Energy Stock held by Consumers and increased electric and gas operating expenses that reduced earnings by $24 million after-tax.

For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
March 31                                                                        2003           2002          Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                               $51            $50              $1
===================================================================================================================

Reasons for the change:

Electric deliveries                                                                                            $13
Power supply costs and related revenue                                                                          13
Other operating expenses and non-commodity revenue                                                             (22)
Fixed charges                                                                                                   (3)
                                                                                                            -------

Total change                                                                                                   $ 1
===================================================================================================================

ELECTRIC DELIVERIES: For the three months ended March 31, 2003, electric delivery revenues increased by $13 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 9.7 billion kWh, an increase of 0.5 billion kWh or 5.6 percent from 2002. This increase is primarily the result of increased deliveries to the higher margin residential and commercial sectors, along with the growth in retail deliveries.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended March 31, 2003, power supply costs and related revenues increased electric net income by $13 million from 2002. This increase is primarily the result of increased intersystem revenues.

                                                        Consumers Energy Company

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUE: For the three months ended March 31, 2003, operating expenses increased compared to 2002. This increase can be attributed to a scheduled refueling outage at Palisades that began in March and higher transmission costs due to the loss of a financial return on the sold Consumers transmission system asset in May 2002. Slightly offsetting these increased operating expenses are increased non-commodity revenues associated with miscellaneous service revenues.

INCOME TAXES: For the three months ended March 31, 2003, income tax expense remained relatively flat compared to 2002.

GAS UTILITY RESULTS OF OPERATIONS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
March 31                                                                        2003           2002          Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                               $54            $28             $26
===================================================================================================================

Reasons for the change:

Gas deliveries                                                                                                 $33
Gas rate increase                                                                                               19
Gas wholesales and retail services                                                                               3
Operation and maintenance                                                                                      (10)
General taxes, depreciation, and other income                                                                   (5)
Fixed charges                                                                                                   (1)
Income taxes                                                                                                   (13)
                                                                                                         ----------

Total change                                                                                                  $ 26
===================================================================================================================

GAS DELIVERIES: For the three months ended March 31, 2003, gas delivery revenues increased by $33 million from the previous year. System deliveries, including miscellaneous transportation, totaled 174 bcf, an increase of 25 bcf or 16.4 percent compared with 2002. This increase is primarily due to colder weather that resulted in increased deliveries to the residential and commercial sectors in 2003.

GAS RATE INCREASE: In November 2002, the MPSC issued a final gas rate order authorizing a $56 million annual increase in Consumers gas tariff rates. As a result of this order, Consumers recognized increased gas revenues of $19 million.

OPERATION AND MAINTENANCE: For the three months ended March 31, 2003, operation and maintenance expenses increased $10 million compared to 2002. This increase reflects the recognition of additional expenditures on safety, reliability and customer service due to the colder temperatures for the quarter, compared to the same period in 2002

INCOME TAXES: For the three months ended March 31, 2003, income tax expense increased primarily due to improved earnings of the gas utility.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING AND FINANCING

OPERATING ACTIVITIES: Consumers' principal source of liquidity is from cash derived from operating activities involving the sale and transportation of natural gas and the generation, delivery and sale of electricity. Cash

                                                        Consumers Energy Company

from operations totaled $387 million and $270 million for the first three months of 2003 and 2002, respectively. The $117 million increase resulted from an increase in electric and gas deliveries, a gas rate increase and changes in working capital items due to the timing of cash receipts and payments. Consumers primarily uses cash derived from operating activities to operate, maintain, expand and construct its electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Financings and Capitalization for additional details about this source of funds.

INVESTING ACTIVITIES: Cash used for investing activities totaled $117 million and $154 million for the first three months of 2003 and 2002, respectively. The change of $37 million is primarily due to a $16 million decrease from the 2002 level of capital expenditures to comply with the Clean Air Act and a $12 million decrease in gas supply system additions and improvements.

FINANCING ACTIVITIES: Cash used for financing activities totaled $51 million and $105 million for the first three months of 2003 and 2002, respectively. The change of $54 million is primarily due to a decrease of $309 million retirements of bonds and other long-term debt, partially offset by $96 million additional payments of notes payable and the absence of $150 million cash infusion from CMS Energy.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS: The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information see Note 2, Uncertainties, and Note 3, Financings and Capitalization.

Contractual Obligations                                                                            In Millions
--------------------------------------------------------------------------------------------------------------
                                                                        Payments Due
                                                  ------------------------------------------------------------
                                                                                                      2008 and
March 31                             Total         2003        2004      2005       2006    2007        beyond
--------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 2,724     $      -        $228      $470       $512     $ 31      $ 1,483
   Current portion of long-
      term debt                        277          277           -         -          -        -            -
   Notes payable                       252          252           -         -          -        -            -
   Capital lease obligations           153           14          19        18         17       16           69
Off-balance sheet:
   Operating leases                     79           10          12         8          8        6           35
   Non-recourse debt of FMLP           208            8          54        41         26       13           66
   Sale of accounts receivable         325          325           -         -          -        -            -
   Unconditional purchase
     obligations                    18,888        1,843       1,386     1,119        874      742       12,924
==============================================================================================================

REGULATORY AUTHORIZATION FOR FINANCINGS: At March 31, 2003, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $381 million for general corporate purposes, and $610 million of first mortgage bonds to be issued solely as collateral for the long-term securities. On April 30, 2003, Consumers sold $625 million principal amount of first mortgage bonds, described below. Its remaining FERC authorization after this issue is (1) $250 million of long-term securities for refinancing or refunding purposes, (2) $6 million for general corporate purposes, and (3) $610 million remaining first mortgage bonds available to be issued solely as collateral for the long-term securities. Consumers anticipates applying in the second quarter of 2003 for an increase in FERC authorization to issue new long-term securities for

                                                        Consumers Energy Company

refinancing or refunding and for general corporate purposes. On October 10, 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

LONG TERM DEBT: In March 2003, Consumers entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan were used for general corporate purposes.

In March 2003, Consumers entered into a $150 million term loan secured by first mortgage bonds. This term loan has a three-year maturity expiring in March 2006; the loan has a cost of LIBOR plus 450 basis points. Proceeds from this loan were used for general corporate purposes.

In April 2003, Consumers sold $625 million principal amount of first mortgage bonds in a private offering to institutional investors ; $250 million were issued at 4.25 percent, maturing on April 15, 2008, and net proceeds were approximately $248 million, $375 million were issued at 5.38 percent, maturing on April 15, 2013, and net proceeds were approximately $371 million. Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that may include paying down additional debt. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 31, 2003.

Consumers' current portion of long-term debt maturing in 2003 is $277 million. Refer to Outlook, "Liquidity and Capital Resources" below for information about Consumers strategic measures addressing its future liquidity and capital requirements.

SHORT TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003.

Pursuant to restrictive covenants in debt facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. Consumers paid common stock dividends of $231 million in 2002 and $190 million in 2001 to CMS Energy. In January 2003, Consumers declared and paid a $78 million common dividend. In March 2003, Consumers declared a $31 million common dividend payable in May 2003.

LEASES: Consumers' capital leases are predominately for leased service vehicles and the new headquarters building. Operating leases are predominately for railroad coal cars.

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

SALE OF ACCOUNTS RECEIVABLE: At March 31, 2003, Consumers had, through its wholly owned subsidiary Consumers Receivables Funding, a $325 million trade receivable sale program in place as an anticipated source of funds for general corporate purposes. At March 31, 2003 and 2002, the receivables sold totaled $325 million for each year; the average annual discount rate was 1.57 percent and 2.15 percent, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold. On April 30, 2003, Consumers ended its trade receivable sale program with its then existing purchaser and anticipates that a new trade receivable program will be in place with a new purchaser in May 2003.

                                                        Consumers Energy Company

UNCONDITIONAL PURCHASE OBLIGATIONS: Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations.

Included in unconditional purchase obligations are long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $47 million per month for the remaining nine months of 2003, including $34 million related to the MCV Facility. For the period that a plant is not available to deliver electricity to Consumers, Consumers is not obligated to make the capacity payments to the plant. See Electric Utility Results of Operations above and Note 2, Uncertainties, "Electric Rate Matters - Power Supply Costs" and "Other Electric Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.

Commercial Commitments                                                                             In Millions
--------------------------------------------------------------------------------------------------------------
                                                                Commitment Expiration
                                                   -----------------------------------------------------------
                                                                                                      2008 and
March 31                             Total         2003        2004      2005       2006     2007       beyond
--------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Indemnities                          $8           $-           -         -          -        -           $8
   Letters of credit                     7            7           -         -          -        -            -
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

OUTLOOK

LIQUIDITY AND CAPITAL RESOURCES

Consumers' liquidity and capital requirements generally are a function of its results of operations, capital expenditures, contractual obligations, debt maturities, working capital needs and collateral requirements. During the summer months, Consumers purchases natural gas and stores it for resale primarily during the winter heating season. Recently, the market price for natural gas has increased. If continued, this price increase could impose liquidity needs beyond what is anticipated for 2003. Although Consumers' natural gas purchases are recoverable from its customers, the amount paid for natural gas stored as inventory could require additional liquidity due to the timing of the cost recoveries. In addition, certain commodity suppliers to Consumers have requested advance payments or other forms of assurances in connection with maintenance of ongoing deliveries of gas and electricity.

                                                        Consumers Energy Company

Consumers has historically met its consolidated cash needs through its operating and financing activities and access to bank financing and the capital markets. In 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers may also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit as indicated above. Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of approximately $290 million from operations, $1.290 billion from borrowings, including $563 million of new debt and $727 million from refinancing of existing debt, reduced capital expenditures, cost reductions and other measures. The following table is a summary of Consumers' debt financing plan and actual borrowings for 2003:

Debt Financing in 2003                                                                               In Millions
----------------------------------------------------------------------------------------------------------------
                        Financing         Actual                       Retired or
Financing                    Plan      Borrowing      Type             Issued Date    Maturity        Collateral
----------------------------------------------------------------------------------------------------------------
Anticipated Maturities:
  Revolving credit
    facility                $ 250          $ 250    Refinanced         March 2003     March 2004 (a)         FMB
  Senior note                 250            250    Refunded (b)       April 2003     April 2008               -
  Gas Inventory
    facility                  227              -    Retired (c)        March 2003     -                        -
                           ------         ------
Subtotal                   $  727         $  500
                           ------         ------

New Financings:
  Bank loan                   140            140    New issue          March 2003     March 2009         FMB (e)
  Term loan                   150            150    New issue          March 2003     March 2006         FMB (e)
  First mortgage bonds        250            375    New issue          April 2003     April 2013               -
  Additional gas
    Inventory facility         23              - (d)-                  -              -                        -
                          -------         ------
Subtotal                  $   563         $  665
                          -------         ------
Total                      $1,290         $1,165
================================================================================================================

(a) This facility has two annual extensions at Consumers' option, which would extend the maturity to March 2006.
(b) Refunded and replaced with FMB.
(c) Includes a gas inventory facility of $207 million retired in March 2003 and anticipated new gas inventory facility pay down of $20 million expected to occur in December 2003. See footnote (d).
(d) Consumers will seek to arrange a $125 million gas inventory loan in the third quarter 2003 and thus complete the $1.290 billion financing plan.
(e) Refer to Capital Resources and Liquidity, "Regulatory Authorization for Financings" above for information about Consumers' remaining FERC debt authorization.

Consumers believes that its current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2003, including debt maturities in 2003. In addition to executing the debt financing plan for 2003 as discussed above, the following activities also have been initiated by Consumers to enhance further its liquidity beyond 2003:

                                                        Consumers Energy Company

         o Consumers filed a general rate case for its gas utility business on March 14, 2003. Consumers requested rate relief in the amount of approximately $156 million. In its filing, Consumers requested immediate interim relief. If interim relief of $156 million were granted, Consumers expects that it will be in place by the fourth quarter of 2003.

         o Consumers filed an application in March 2003, with the MPSC seeking authorization to issue $1.084 billion of Securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds. If the MPSC approves a financing in the amount requested, and there are no rehearing or court appeals and no other delays in the offering process, Consumers anticipates that bonds could be issued by year-end 2003.

There is no assurance that the pending Securitization bond issuance transaction noted above will be completed, nor is there assurance that the MPSC will grant either interim or final gas utility rate relief.

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

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within forty-five days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST intends to make a written submission within the specified time period demonstrating compliance with the FERC's directives. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The defendants named in the amended and consolidated class action complaint consist of CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates, and certain underwriters of CMS Energy securities. The purported class period is from May 1, 2000 through and including March 31, 2003. The amended and consolidated class action complaint seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition. CMS Energy and Consumers intend to vigorously defend against this action, but cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named

                                                        Consumers Energy Company

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

ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities. Consumers has experienced much stronger than expected growth in 2002 as a result of warmer than normal summer weather. Assuming that normal weather conditions will occur in the remaining three quarters of 2003, electric deliveries are expected to grow less than one percent over the strong 2002 electric deliveries.

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of the company's electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of early May 2003, alternative electric suppliers are providing 571 MW of generation supply to customers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

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

According to the MPSC, "net" Stranded Costs were to be recovered from retail open access customers through a Stranded Cost transition charge. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million for 2000 and $43 million for 2001. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers, in its hearing brief, filed in August 2002, revised its request for "net" Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference was the

                                                        Consumers Energy Company

exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. As discussed below, Consumers has filed a request with the MPSC for authority to issue securitization bonds that would allow recovery of the Clean Air Act expenditures that were excluded from the Stranded Cost calculation and post-2000 Palisades expenditures.

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

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers is participating in this collaborative process.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998               $20             $ -                  $15                    $5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8              Pending               Pending
2003                         2002                 2               2              Pending               Pending
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of March 31, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded as a regulatory asset $14 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. As discussed below, Consumers has asked to include implementation costs through December 31, 2003 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

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

Securitization: In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs and reduce interest rates associated with financing Clean Air Act expenditures, post-2000 Palisades expenditures, and retail open access implementation costs through December 31, 2003, and certain pension fund expenses, and expenses associated with the issuance of the bonds.

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

Industrial Contracts: In response to industry restructuring efforts, in 1995 and 1996, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts as part of its phased introduction to competition. Unless terminated or restructured, the majority of these contracts are in effect through 2005. As of March 31, 2003, outstanding contracts involve approximately 513 MW. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable. However, of the original special contracts that have terminated, contracts for 52MW have gone to an alternative electric supplier and contracts for 129MW have returned to bundled tariff rates.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and internal transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed by the MPSC without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual electric and gas revenues. In October 2002, the MPSC denied waivers for three programs that provided approximately $32 million in gas revenues in 2001, of which $30 million relates to the appliance service plan. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. On November 8, 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In February 2003, the Michigan Supreme Court denied the application. In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which generated $33 million in gas revenues in 2002. In February 2003, the MPSC granted an extension of the temporary waiver until December 31, 2003. The full impact of the new code of conduct on Consumers' business will remain uncertain until the

                                                        Consumers Energy Company

appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck the guidelines down because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct. Consumers is also exploring seeking legislative clarification of the scope of the code of conduct.

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

Transmission: In 2002, Consumers sold its electric transmission system to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc.

As a result of the sale, Consumers anticipates its after-tax earnings will be decreased by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

Under an agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH.

Consumers is a customer of AEP, holding 300 MW of long-term transmission service reservations through the AEP transmission system. Effective June 1, 2003, Consumers will have an additional 100 MW of long-term transmission, resulting in a total of 400 MW of long-term transmission for summer 2003, reserved through the AEP transmission system. AEP has indicated its intent, and has received preliminary FERC approval, to turn control of its transmission system over to the PJM RTO. This will require current AEP wholesale transmission customers to become members of, and resubmit reservation requests to, PJM. Due to legislation recently enacted in Virginia, which precludes Virginia utilities (including AEP) from joining an RTO until at least July 2004, as well as uncertainty associated with state approvals AEP is seeking from various state regulatory bodies, the timing of AEP's membership in PJM is currently in some doubt. Upon completion of the steps necessary for the integration of AEP into PJM, Consumers will complete the application process to join PJM as a transmission customer.

There are multiple proceedings and a proposed rulemaking pending before the FERC regarding transmission pricing mechanisms and standard market design for electric bulk power markets and transmission. The results of these proceedings and proposed rulemaking could significantly affect the trend of transmission costs and increase the delivered power costs to Consumers and the retail electric customers it serves. The specific financial impact on Consumers of such proceedings, rulemaking and trends are not currently quantifiable.

In addition, Consumers is evaluating whether or not there may be impacts on electric reliability associated with the outcomes of these various transmission related proceedings. Consumers cannot assure that all risks to reliability can be avoided.

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

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 5) electric industry restructuring issues, including those described above; 6) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 7) the recovery of electric restructuring implementation costs; 8) Consumers new status as an electric transmission customer and not as an electric transmission owner/operator; 9) sufficient reserves for OATT rate refunds; 10) the effects of derivative accounting and potential earnings volatility; 11) increased costs for safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 12) potentially rising pension costs due to market losses (as discussed above in Accounting for Pension and OPEB). For further information about these trends or uncertainties, see Note 2, Uncertainties.

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

2003 GAS RATE CASE: On March 14, 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent authorized return on

                                                        Consumers Energy Company

equity, based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customer's average monthly bill. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.

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

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $36 million in annual gas revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 3) future gas industry restructuring initiatives; 4) any initiatives undertaken to protect customers against gas price increases; 5) an inadequate regulatory response to applications for requested rate increases; 6) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 7) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 8) potentially rising pension costs due to market losses (as discussed above in Accounting for Pension and OPEB). For further information about these uncertainties, see Note 2, Uncertainties.

OTHER OUTLOOK

See Outlook, "Liquidity and Capital Resources," "SEC and Other Investigations," "Securities Class Action Lawsuits," and "ERISA Cases" above.

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through December 31, 2002, Consumers has incurred approximately $4 million in incremental security costs, including operating, capital, and decommissioning and removal costs. Consumers estimates it may incur additional incremental security costs in 2003 of approximately $6 million. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. Of the $4 million in incremental security costs incurred through December 31, 2002, approximately $3 million related to nuclear security costs. Of the estimated $6 million for incremental

                                                        Consumers Energy Company

security costs expected to be incurred in 2003, $4 million relates to nuclear security costs. On February 5, 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

OTHER MATTERS

DISCLOSURE AND INTERNAL CONTROLS

Consumers' CEO and CFO are responsible for establishing and maintaining Consumers' disclosure controls and procedures. Management, under the direction of Consumers' principal executive and financial officers, has evaluated the effectiveness of Consumers' disclosure controls and procedures as of a date within 90 days prior to this filing. Based on this evaluation, Consumers' CEO and CFO have concluded that Consumers' disclosure controls and procedures are effective to ensure that material information was presented to them. There have been no significant changes in Consumers' internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation.

NEW ACCOUNTING STANDARDS

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Consumers, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Consumers will be required to consolidate any entities that meet the requirements of the interpretation. Upon adoption of the standard on January 31, 2003, there was no impact on Consumers' consolidated financial statements, and Consumers does not anticipate any additional impact to its consolidated financial statements upon adoption of additional standard requirements on July 1, 2003.

                                                        Consumers Energy Company

                      (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2003         2002
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
OPERATING REVENUE
  Electric                                                                                   $  653       $  609
  Gas                                                                                           789          616
  Other                                                                                          16           11
                                                                                            --------------------
                                                                                              1,458        1,236
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                                 80           67
    Purchased power - related parties                                                           132          141
    Purchased and interchange power                                                              82           61
    Cost of gas sold                                                                            519          396
    Cost of gas sold - related parties                                                           25           30
    Other                                                                                       160          139
                                                                                             -------------------
                                                                                                998          834
  Maintenance                                                                                    52           50
  Depreciation, depletion and amortization                                                      116          107
  General taxes                                                                                  59           57
                                                                                            --------------------
                                                                                              1,225        1,048
----------------------------------------------------------------------------------------------------------------
OPERATING INCOME
  Electric                                                                                      116          115
  Gas                                                                                           103           64
  Other                                                                                          14            9
                                                                                            --------------------
                                                                                                233          188
----------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                                                          -            1
  Accretion expense                                                                              (2)          (2)
  Other, net                                                                                     (8)          (1)
                                                                                           ----------------------
                                                                                                (10)          (2)
-----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                                                     42           33
  Other interest                                                                                  5            9
  Capitalized interest                                                                           (2)          (2)
                                                                                            ---------------------
                                                                                                 45           40
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                      178          146
INCOME TAXES                                                                                     68           54
                                                                                            --------------------
NET INCOME                                                                                      110           92
PREFERRED SECURITIES DISTRIBUTIONS                                                               11           11
                                                                                            --------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                                   $   99       $   81
================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                   2003             2002
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $110            $  92
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $2 and $2, respectively)                                       116              107
        Deferred income taxes and investment tax credit                                      28               31
        Loss on CMS Energy stock                                                             12                -
        Capital lease and other amortization                                                  4                3
        Undistributed earnings of related parties                                           (16)             (10)
        Changes in assets and liabilities
            Decrease in inventories                                                         238              193
            Decrease in accounts payable                                                     (5)             (32)
            Increase in accounts receivable and accrued revenue                             (50)             (54)
            Changes in other assets and liabilities                                         (50)             (60)
                                                                                    -----------------------------

          Net cash provided by operating activities                                         387              270
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (114)            (142)
  Cost to retire property, net                                                              (18)             (15)
  Investment in Electric Restructuring Implementation Plan                                   (2)              (3)
  Investments in nuclear decommissioning trust funds                                         (2)              (2)
  Proceeds from nuclear decommissioning trust funds                                           6                8
  Cash receipts from asset sales                                                             13                -
                                                                                       --------------------------

          Net cash used in investing activities                                            (117)            (154)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in notes payable, net                                                           (205)            (109)
  Payment of common stock dividends                                                         (78)             (55)
  Retirement of bonds and other long-term debt                                              (35)            (344)
  Preferred securities distributions                                                        (11)             (11)
  Payment of capital lease obligations                                                       (3)              (3)
  Redemption of preferred securities                                                          -              (30)
  Payment of preferred stock dividends                                                        -               (1)
  Stockholder's contribution                                                                  -              150
  Proceeds from senior notes and bank loans                                                 281              298
                                                                                         ------------------------

          Net cash used in financing activities                                             (51)            (105)
-----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                         219               11

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                    271               17
                                                                                 --------------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                        $ 490           $   28
=================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                              $  61           $   31
  Income tax paid                                                                             5                -
  Pension and OPEB cash contribution                                                         18               61
NON-CASH TRANSACTIONS
  Other assets placed under capital leases                                                $   8           $   17
=================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.
THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  MARCH 31                        MARCH 31
                                                                            2003     DECEMBER 31            2002
                                                                     (UNAUDITED)            2002     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                $7,356          $7,523          $7,733
  Gas                                                                      2,787           2,719           2,625
  Other                                                                       21              23              21
                                                                        ----------------------------------------
                                                                          10,164          10,265          10,379
  Less accumulated depreciation, depletion and amortization                5,267           5,900           6,022
                                                                         ---------------------------------------
                                                                           4,897           4,365           4,357
Construction work-in-progress                                                487             548             532
                                                                         ---------------------------------------
                                                                           5,384           4,913           4,889
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         10              22              54
  First Midland Limited Partnership                                          259             255             257
  Midland Cogeneration Venture Limited Partnership                           405             388             316
  Consumers Nuclear Services, LLC                                              2               2               2
                                                                         ---------------------------------------
                                                                             676             667             629
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market     490             271              28
  Accounts receivable and accrued revenue, less allowances
     of $5, $4 and $3, respectively                                          279             236             183
  Accounts receivable - related parties                                       15              13              15
  Inventories at average cost
  Gas in underground storage                                                 256             486             378
  Materials and supplies                                                      74              71              69
  Generating plant fuel stock                                                 26              37              50
  Deferred property taxes                                                    117             142             120
  Regulatory assets                                                           19              19              19
  Other                                                                       53              38              18
                                                                        ----------------------------------------
                                                                           1,329           1,313             880
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitized costs                                                        678             689             714
    Postretirement benefits                                                  180             185             203
    Abandoned Midland Project                                                 11              11              11
    Other                                                                    233             168             171
  Nuclear decommissioning trust funds                                        529             536             576
  Other                                                                      199             218             154
                                                                         ---------------------------------------
                                                                           1,830           1,807           1,829
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $9,219          $8,700          $8,227
================================================================================================================


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                MARCH 31                        MARCH 31
                                                                            2003     DECEMBER 31            2002
                                                                     (UNAUDITED)            2002     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          682             682             782
    Other Comprehensive Income                                              (175)           (179)              9
    Retained earnings since December 31, 1992                                566             545             467
                                                                         ---------------------------------------
                                                                           1,914           1,889           2,099
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                      490             490             490
  Long-term debt                                                           2,724           2,442           2,433
  Non-current portion of capital leases                                      121             116              85
                                                                        ----------------------------------------
                                                                           5,293           4,981           5,151
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       290             318             253
  Notes payable                                                              252             457             150
  Notes payable- CMS Energy                                                    -               -             157
  Accounts payable                                                           252             261             249
  Accrued taxes                                                              161             214             161
  Accounts payable - related parties                                          88              84              97
  Deferred income taxes                                                       29              25              23
  Current portion of purchased power contracts                                26              26              24
  Other                                                                      167             200             234
                                                                         ---------------------------------------
                                                                           1,265           1,585           1,348
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      961             949             808
  Postretirement benefits                                                    566             563             239
  Regulatory liabilities for income taxes, net                               311             297             276
  Other Regulatory liabilities                                               152               4
  Asset Retirement Obligation                                                364               -               -
  Power purchase agreement - MCV Partnership                                  21              27              47
  Deferred investment tax credit                                              89              91             100
  Other                                                                      197             203             258
                                                                         ---------------------------------------
                                                                           2,661           2,134           1,728
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                            $9,219          $8,700          $8,227
================================================================================================================

(a)  See Note 3, Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2003         2002
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
   At beginning and end of period (a)                                                        $  841      $   841
----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
   At beginning of period                                                                       682          632
   Stockholder's contribution                                                                     -          150
                                                                                               -----------------
      At end of period                                                                          682          782
----------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
   Minimum Pension Liability
       At beginning of period                                                                  (185)           -
       Minimum liability pension adjustments                                                      -            -
                                                                                               -----------------
       At end of period                                                                        (185)           -
                                                                                               -----------------

    Investments
       At beginning of period                                                                     1           16
       Unrealized loss on investments (b)                                                         -           (3)
                                                                                               -----------------
       At end of period                                                                           1           13
                                                                                               -----------------

     Derivative Instruments (c)
       At beginning of period                                                                     5          (12)
       Unrealized gain on derivative instruments (b)                                              7            5
       Reclassification adjustments included in net income (b)                                   (3)           3
                                                                                               -----------------
       At end of period                                                                           9           (4)
----------------------------------------------------------------------------------------------------------------

  RETAINED EARNINGS
       At beginning of period                                                                   545          441
       Net income (b)                                                                           110           92
       Cash dividends declared- Common Stock                                                    (78)         (55)
       Preferred securities distributions                                                       (11)         (11)
                                                                                               -----------------
         At end of period                                                                       566          467
----------------------------------------------------------------------------------------------------------------

   TOTAL COMMON STOCKHOLDER'S EQUITY                                                         $1,914       $2,099
================================================================================================================

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented

(b) Disclosure of Comprehensive Income:


             Other Comprehensive Income
                Investments
                    Unrealized loss on investments, net of tax of
                      $- and $2, respectively                                              $     -    $    (3)
                 Derivative Instruments (d)
                     Unrealized gain on derivative instruments,
                         net of tax of $4 and $3, respectively                                   7          5
                     Reclassification adjustments included in net income,
                         net of tax of ($2) and $1, respectively                                 (3)         3
            Net income                                                                         110         92
                                                                                           -------------------

            Total Comprehensive Income                                                     $   114    $    97
                                                                                           ===================

       (c) Included in these amounts is Consumers' proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership as follows:
               At the beginning of the period                                              $     8    $    (8)
               Unrealized  gain on derivative instruments                                        7          5
               Reclassification adjustments included in net income                              (4)         2
                                                                                           -------------------
               At the end of period                                                        $    11    $    (1)
                                                                                           ===================

         The accompanying notes are an integral part of these statements

                      (This page intentionally left blank)

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Consumers Form 10-K for the year ended December 31, 2002, which includes the Reports of Independent Auditors. Due to the seasonal nature of Consumers operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

COLLECTIVE BARGAINING AGREEMENT: As of December 31, 2002, 44 percent of Consumers' workforce was represented by the Utility Workers Union of America. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000, and will continue in full force and effect until June 1, 2005. On March 26, 2003, Consumers reached a tentative agreement with the Union for a collective bargaining agreement for its Call Center employees. The agreement was effective April 1, 2003, and covers approximately 300 employees. The agreement will continue in full force and effect until August 1, 2005.

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

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation and distribution of electricity. The gas segment consists of activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 2002 Form 10-K. Consumers' management has changed its evaluation of the performance of the electric and gas segments from operating income to net income available to common stockholder. The Consolidated Statements of Income show operating revenue and operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholder by segment. Consumers' classifies its equity investments as a part of the other business unit. The other business unit also includes Consumers' consolidated statutory business trusts, which were created to issue preferred securities and Consumers' consolidated special purpose entity for the sale of trade receivables.

                                                        Consumers Energy Company


The net income available to common stockholder by reportable segment is as follows:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
March 31                                                                                       2003           2002
------------------------------------------------------------------------------------------------------------------
Net income available to common stockholder
  Electric                                                                                      $51            $50
  Gas                                                                                            54             28
  Other                                                                                          (6)             3
------------------------------------------------------------------------------------------------------------------

Total Consolidated                                                                              $99            $81
==================================================================================================================

FINANCIAL INSTRUMENTS: Consumers accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of other comprehensive income and excluded from earnings, unless such changes in fair value are other than temporary. In 2002, Consumers determined that the decline in value related to its investment in CMS Energy Common Stock was other than temporary as the fair value was below the cost basis for a period greater than six months. As a result, Consumers recognized a loss on its investment in CMS Energy Common Stock through earnings of $12 million in the fourth quarter of 2002 and an additional $12 million loss in the first quarter of 2003. As of March 31, 2003, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $10 million. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In March 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets, in 1999, by approximately $535 million and establishing a regulatory asset for a corresponding amount. As of March 31, 2003, Consumers had a net investment in energy supply facilities of $1.554 billion included in electric plant and property.

Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of

                                                        Consumers Energy Company

SFAS No. 71 had no effect on the prior discontinuation accounting, but will allow Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring."

SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement were effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Consumers decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. The following table shows the amounts that would have been included in net income had the fair value method been applied to all awards granted in the first quarter of 2002:

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                                                    2002
--------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                                         $92
Add:  Stock-based employee compensation expense included in
reported net income, net of related taxes                                                                         -
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related taxes                                                                                                   (1)
                                                                                                          ----------

Pro forma net income                                                                                            $91
====================================================================================================================

2:   UNCERTAINTIES

Several business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties are discussed in detail below and include: 1) pending litigation and government investigations;
2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) electric industry restructuring issues; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 6) the recovery of electric restructuring implementation costs; 7) Consumers' new status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; 9) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 10) the effects of derivative accounting and potential earnings volatility; 11) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 12) future gas industry restructuring initiatives; 13) any initiatives undertaken to protect customers against gas price increases; 14) an inadequate regulatory response to applications for requested rate increases; 15) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; and 16) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers.

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

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within forty-five days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST intends to make a written submission within the specified time period demonstrating compliance with the FERC's directives. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

                                                        Consumers Energy Company

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The defendants named in the amended and consolidated class action complaint consist of CMS Energy, Consumers, certain officers and directors of CMS Energy and its affiliates, and certain underwriters of CMS Energy securities. The purported class period is from May 1, 2000 through and including March 31, 2003. The amended and consolidated class action complaint seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition. CMS Energy and Consumers intend to vigorously defend against this action, but cannot predict the outcome of this litigation.

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

Clean Air - In 1998, the EPA issued regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA regulations in December 2002 and submitted these rules for approval to the EPA in the first quarter of 2003. In addition, the EPA has also issued additional regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the state regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of March 31, 2003, Consumers has incurred $420 million in capital expenditures to comply with the EPA regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers currently expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits for years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their price could change significantly. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past

                                                        Consumers Energy Company

negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of March 31, 2003, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (On March 31, 2003, Consumers filed an application with the MPSC that seeks confirmation that Consumers is in compliance with the market power test set forth in the Customer Choice Act); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below); 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance with item 7 above.

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

                                                        Consumers Energy Company

SECURITIZATION: The Customer Choice Act allows for the use of low-cost Securitization bonds to refinance certain qualified costs, as defined by the act. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. In 2000 and 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Consumers issued its first Securitization bonds in 2001. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the majority of the impact of the required residential rate reduction. The Securitization orders directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold. Excess savings are approximately $12 million annually.

Consumers and Consumers Funding will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true-up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true-up occurred in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze expires. Securitization charge collections, $13 million for the three months ended March 31, 2003, and $12 million for the three months ended March 31, 2002, are remitted to a trustee for the Securitization bonds. Securitization charge collections are dedicated for the repayment of the principal and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding and can only be used for those purposes. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitized property, are not available to creditors of Consumers or CMS Energy.

In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. If approved, this would allow the recovery of costs and reduce interest rates associated with financing Clean Air Act expenditures, post-2000 Palisades expenditures, and retail open access implementation costs through December 31, 2003, and certain pension fund expenses, and expenses associated with the issuance of the bonds.

TRANSMISSION: In 2002, Consumers sold its electric transmission system (METC) to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect Inc.

As a result of the sale, Consumers anticipates its after-tax earnings will be decreased by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

Under an agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system under a five-year contract with MTH.

When IPPs connect to transmission systems, they pay transmission companies the capital costs incurred to connect the IPP to the transmission system and make system upgrades needed for the interconnection. It is the FERC's policy that the system upgrade portion of these IPP payments be credited against transmission service charges over time as transmission service is taken. METC recorded a $35 million liability for IPP credits. Subsequently, MTH assumed this liability as part of its purchase of the electric transmission system. Several months after METC started operation, the FERC changed its policy to provide for interest on IPP

                                                        Consumers Energy Company

payments that are to be credited. The $35 million liability for IPP credits did not include interest since the associated interconnection agreements did not at that time provide for interest. MTH had asserted that Consumers might be liable for interest on the IPP payments to be credited if interest provisions were added to these agreements. However, in January 2003, the FERC changed and clarified its approach to contracts that were entered into before the FERC started allowing the crediting of interest, and as a result, Consumers believes that there is no longer any such potential liability under the current FERC policy.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. In recent years, Consumers has planned for a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. However, in light of various factors, including the addition of new generating capacity in Michigan and throughout the Midwest region and additional transmission import capability, Consumers is continuing to evaluate the appropriate reserve margin for 2003 and beyond. Currently, Consumers has an estimated reserve margin of approximately 11 percent for summer 2003 or supply resources equal to 111 percent of projected summer peak load. Of the 111 percent, approximately 101 percent is met from owned electric generating plants and long-term power purchase contracts and 10 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of early May 2003, alternative electric suppliers are providing 571 MW of generation supply to ROA customers. Consumers' reserve margin does not include generation being supplied by other alternative electric suppliers under the ROA program.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of March 31, 2003, Consumers had purchased or had commitments to purchase electric call option and capacity and energy contracts partially covering the estimated reserve margin requirements for 2003 through 2007. As a result, Consumers has a recognized asset of $28 million for unexpired call options and capacity and energy contracts. The total cost of electricity call option and capacity and energy contracts for 2003 is expected to be approximately $9 million.

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

                                                        Consumers Energy Company

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

According to the MPSC, "net" Stranded Costs were to be recovered from retail open access customers through a Stranded Cost transition charge. In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million for 2000 and $43 million for 2001. In the same filing, Consumers estimated that it would experience "net" Stranded Costs of $126 million for 2002. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million and $4 million for 2000 and 2001, respectively, and an estimated $73 million for 2002. The single largest reason for the difference in the filing was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to establish a defined methodology that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties also filed rehearing petitions with the MPSC. As noted above, Consumers has filed a request with the MPSC for authority to issue securitization bonds that would allow recovery of the Clean Air Act expenditures that were excluded from the Stranded Cost calculation and post-2000 Palisades expenditures.

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

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers is participating in this collaborative process.

Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               8              Pending               Pending
2003                         2002                 2               2              Pending               Pending
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs

                                                        Consumers Energy Company

incremental to costs already reflected in electric rates. In the orders received for the years 1997 through 2000, the MPSC also reserved the right to review again the total implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of March 31, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded as a regulatory asset $14 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers will probably begin after the rate freeze or rate cap period has expired. As discussed above, Consumers has asked to include implementation costs through December 31, 2003 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Consumers is also pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. However, Consumers cannot predict the amount the FERC will ultimately order to be reimbursed by the MISO.

In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its refund obligation. As of April 2003, Consumers had paid $19 million in refunds.

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

Consumers' consolidated retained earnings includes undistributed earnings from the MCV Partnership, which at March 31, 2003 and 2002 are $233 million and $187 million, respectively.

                                                        Consumers Energy Company

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
March 31                                                                                  2003                 2002
-------------------------------------------------------------------------------------------------------------------
Operating income                                                                           $16                   $9
Income taxes and other                                                                       5                    3
-------------------------------------------------------------------------------------------------------------------

Net income                                                                                 $11                   $6
===================================================================================================================

Power Supply Purchases from the MCV Partnership - Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the term of the PPA ending in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh and a fixed energy charge, and also to pay a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. Recovery of both the 915 MW and 325 MW portions of the PPA are subject to certain limitations discussed below. After September 2007, the PPA's regulatory out terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. At March 31, 2003 and 2002, the remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $30 million and $46 million, respectively. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1, 1999, that addressed, among other things, the ability of the MCV Partnership to count modifications increasing the capacity of the existing MCV Facility for purposes of computing the availability of contract capacity under the PPA for billing purposes. That settlement agreement capped payments made on the basis of availability that may be billed by the MCV Partnership at a maximum 98.5 percent availability level.

When Consumers returns, as expected, to unfrozen rates beginning in 2004, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum
98.5 percent level during the next five years, Consumers' after-tax cash

                                                        Consumers Energy Company

underrecoveries associated with the PPA could be as follows:

                                                                                                       In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                 2003       2004       2005       2006       2007
--------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax               $37        $36        $36        $36        $25

Amount to be charged to operating expense, net of tax             $18        $18        $36        $36        $25
Amount to be charged to PPA liability, net of tax                 $19        $18        $ -        $ -        $ -
====================================================================================================================

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

Spent Nuclear Fuel Storage: During the fourth quarter of 2002, equipment fabrication, assembly and testing was completed at Big Rock on NRC approved transportable steel and concrete canisters or vaults, commonly known as "dry-casks", for temporary onsite storage of spent fuel and movement of fuel from the fuel pool to dry casks began. As of March 31, 2003, all of the seven dry casks had been loaded with spent fuel. These transportable dry casks will remain onsite until the DOE moves the material to a permanent national fuel repository.

At Palisades, the amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary on-site storage pool capacity. Consequently, Consumers is using NRC-approved steel and concrete vaults, "dry casks," for temporary on-site storage. As of March 31, 2003, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks on-site, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

                                                        Consumers Energy Company

In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent U.S. Court of Appeals litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities have commenced litigation in the Court of Claims, including Consumers, which filed its complaint in December 2002. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002, against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law.

As of March 31, 2003, Consumers has a recorded liability to the DOE of $138 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest.

On March 26, 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation submitted a complaint to the MPSC, which was served on Consumers by the MPSC on April 18, 2003. The complaint asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers Energy, The Detroit Edison Company, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, including establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. Consumers is reviewing the complaint and, at this time, is unable to predict the outcome of this matter.

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

Palisades Plant Operations: In March 2002, corrosion problems were discovered in the reactor head at an unaffiliated nuclear power plant in Ohio. As a result, the NRC requested that all United States nuclear plants utilizing pressurized water reactors to provide reports detailing their reactor head inspection histories, design capabilities and future inspection plans. In response to the issues identified at this and other nuclear plants worldwide, a bare metal visual inspection was completed on the Palisades reactor vessel head during the spring 2003 refueling outage. No indication of leakage was detected on any of the 54 penetrations.

Insurance: Consumers maintains primary and excess nuclear property insurance from NEIL, totaling $2.7 billion in recoverable limits for the Palisades nuclear plant. Consumers also procures coverage from NEIL that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades. NEIL's policies include coverage for acts of terrorism.

                                                        Consumers Energy Company

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

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between three and seven percent for this type of activity. Consumers expects to fund a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of March 31, 2003, Consumers has an accrued liability of $49 million, net of $33 million of expenditures incurred to date, and a regulatory asset of $69 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

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

                                                        Consumers Energy Company

GAS RATE MATTERS

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation process with the MPSC, Consumers expects to collect all of its incurred gas costs. Under an order issued by the MPSC on March 12, 2003, Consumers increased its maximum GCR factor in May 2003, based on a formula that tracks increases in NYMEX prices.

2003 GAS RATE CASE: On March 14, 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which include a 13.5 percent authorized return on equity, based on a 2004 test year. If approved, the request would add about $6.40 per month, or about 9 percent, to the typical residential customer's average monthly bill. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount.

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

OTHER UNCERTAINTIES

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through December 31, 2002, Consumers has incurred approximately $4 million in incremental security costs, including operating, capital, and decommissioning and removal costs. Consumers estimates it may incur additional incremental security costs in 2003 of approximately $6 million. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. Of the $4 million in incremental security costs incurred through December 31, 2002, approximately $3 million related to nuclear security costs. Of the estimated $6 million for incremental security costs expected to be incurred in 2003, $4 million relates to nuclear security costs. On February 5, 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

DERIVATIVE ACTIVITIES: Consumers uses a variety of contracts to protect against commodity price and interest rate risk. Some of these contracts may be subject to derivative accounting, which requires that the value of the contracts to be adjusted fair value through earnings or equity depending upon certain criteria. Such adjustments to fair value could cause earnings volatility. For further information about derivative activities, see Note 4, Financial and Derivative Instruments.

                                                        Consumers Energy Company

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

3:   FINANCINGS AND CAPITALIZATION

REGULATORY AUTHORIZATION FOR FINANCINGS: At March 31, 2003, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. Consumers also had remaining FERC authorization to issue through June 2004 up to $500 million of long-term securities for refinancing or refunding purposes, $381 million for general corporate purposes, and $610 million of first mortgage bonds to be issued solely as collateral for the long-term securities. On April 30, 2003, Consumers sold $625 million principal amount of first mortgage bonds, described below. Its remaining FERC authorization after this issue is (1) $250 million of long-term securities for refinancing or refunding purposes, (2) $6 million for general corporate purposes, and (3) $610 million remaining first mortgage bonds available to be issued solely as collateral for the long-term securities. On October 10, 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

SHORT-TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003. At March 31, 2003, a total of $252 million was outstanding on all short-term financing at a weighted average interest rate of 6.22 percent, compared with $150 million outstanding at March 31, 2002 at a weighted average interest rate of 2.6 percent.

LONG-TERM FINANCINGS: In March 2003, Consumers entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan were used for general corporate purposes.

In March 2003, Consumers entered into a $150 million term loan secured by first mortgage bonds. This term loan has a three-year maturity expiring in March 2006; the loan has a cost of LIBOR plus 450 basis points. Proceeds from this loan were used for general corporate purposes.

FIRST MORTGAGE BONDS: In April 2003, Consumers sold $625 million principal amount of first mortgage bonds in a private offering to institutional investors; $250 million were issued at 4.25 percent, maturing on April 15, 2008, and net proceeds were approximately $248 million, $375 million were issued at 5.38 percent, maturing on April 15, 2013, and net proceeds were approximately $371 million. Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that may include paying down additional debt. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 31, 2003.

                                                        Consumers Energy Company

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

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                          Earliest
Trust and Securities                             Rate            Amount Outstanding      Maturity       Redemption
------------------------------------------------------------------------------------------------------------------
March 31                                                     2003        2002       2001                      Year
------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities           8.36%      $ 70        $ 70       $100      2015            2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities           8.20%       120         120        120      2027            2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities           9.25%       175         175        175      2029            2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                      9.00%       125         125          -      2031            2006
                                                             ---------------------------

Total                                                        $490        $490       $395
==================================================================================================================

OTHER: At March 31, 2003, Consumers had, through its wholly owned subsidiary Consumers Receivables Funding, a $325 million trade receivable sale program in place as an anticipated source of funds for general corporate purposes. At March 31, 2003 and 2002, the receivables sold under the program were $325 million for each year; the average annual discount rate was 1.57 percent and 2.15 percent, respectively. Accounts receivable and accrued revenue in the Consolidated Balance Sheets have been reduced to reflect receivables sold. On April 30, 2003, Consumers ended its trade receivable sale program with its then existing purchaser and anticipates that a new trade receivable program will be in place with a new purchaser in May 2003.

Under the program discussed above, Consumers sold accounts receivable but retained servicing responsibility. Consumers is responsible for the collectability of the accounts receivable sold, however, the purchaser of sale of accounts receivable have no recourse to Consumers' other assets for failure of debtors to pay when due and there are no restrictions on accounts receivables not sold. No gain or loss has been recorded on the sale of accounts receivable and Consumers retains no interest in the receivables sold.

DIVIDEND RESTRICTIONS: Under the provisions of its articles of incorporation, Consumers had $423 million of unrestricted retained earnings available to pay common dividends at March 31, 2003. However, pursuant to restrictive covenants in its debt facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. In January 2003, Consumers declared and paid a $78 million common dividend. In March 2003, Consumers declared a $31 million common dividend payable in May 2003.

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

                                                        Consumers Energy Company

disclosure of such guarantees is required. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002; no cumulative effect adjustments are required.

Following is a general description of Consumers' guarantees as required by this
Interpretation:

March 31, 2003                                                                                         In Millions
------------------------------------------------------------------------------------------------------------------
                                                     Issue   Expiration      Maximum     Carrying         Recourse
Guarantee Description                                 Date         Date   Obligation      Amount      Provision(a)
------------------------------------------------------------------------------------------------------------------
Standby letters of credit                          Various      Various       $    7       $    -            $   -
Surety bonds                                       Various      Various            8            -                -
Nuclear insurance retrospective premiums           Various      Various          120            -                -

==================================================================================================================

(a) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

Following is additional information regarding Consumers' guarantees:

March 31, 2003
---------------------------------------------------------------------------------------------------------------------
                                                                                                    Events That Would
Guarantee Description                               How Guarantee Arose                           Require Performance
---------------------------------------------------------------------------------------------------------------------
Standby letters of credit                           Normal operations of                          Non-compliance with
                                                      coal power plants                     environmental regulations
                                                    Self insurance requirement                        Non-performance
Surety bonds                                        Normal operating activity,                        Non-performance
                                                      permits and license
Nuclear insurance retrospective premiums            Normal operations of                             Call by NEIL and
                                                      nuclear plants                               Price-Anderson Act
                                                                                                 for nuclear incident
=====================================================================================================================

4:   FINANCIAL AND DERIVATIVE INSTRUMENTS

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

                                                        Consumers Energy Company

                                                                                                    In Millions
---------------------------------------------------------------------------------------------------------------
March 31                                              2003                                  2002
---------------------------------------------------------------------------------------------------------------
                                                      Fair     Unrealized                   Fair     Unrealized
Available-for-sale securities               Cost     Value           Gain         Cost     Value           Gain
---------------------------------------------------------------------------------------------------------------
Common stock of CMS Energy (a)             $  10      $ 10           $  -        $  35      $ 54          $  19
SERP                                          18        18              -           21        22              1
Nuclear decommissioning
 investments (b)                             458       529             71          465       576            111
===============================================================================================================

(a) Consumers recognized a $12 million loss on this investment in 2002 and an additional $12 million loss in the first quarter of 2003 because the loss was other than temporary, as the fair value was below the cost basis for a period greater than six months. As of March 31, 2003, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $10 million.

(b) On January 1, 2003, Consumers adopted SFAS No. 143 and began classifying its unrealized gains and losses on nuclear decommissioning investments as regulatory liabilities. Consumers previously classified these investments in accumulated depreciation.

At March 31, 2003, the carrying amount of long-term debt was $2.7 billion and at March 31, 2002, $2.4 billion, and the fair values were $2.7 billion and $2.4 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 1.

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

Contracts used to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. SFAS No. 133 requires Consumers to recognize at fair value all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or liabilities. The standard also requires Consumers to record all changes in fair value directly in earnings, or other comprehensive income if the derivative meets certain qualifying cash flow hedge criteria. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss

                                                        Consumers Energy Company

as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings.

Consumers determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. Option models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of the call option contracts. At March 31, 2003, Consumers assumed a market-based interest rate of 4.5 percent and a volatility rate of 107.5 percent in calculating the fair value of its electric call options. The ineffective portion, if any, of all hedges is recognized in earnings.

The majority of Consumers' contracts are not subject to derivative accounting because they qualify for the normal purchases and sales exception of SFAS No.
133. Derivative accounting is required, however, for certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk.

The following table reflects the fair value of contracts requiring derivative accounting:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
March 31                                                             2003                                     2002
-------------------------------------------------------------------------------------------------------------------
                                                                     Fair                                     Fair
Derivative Instruments                                Cost          Value                   Cost             Value
-------------------------------------------------------------------------------------------------------------------
Electric contracts                                      $8            $ 1                    $21               $ 5
Gas contracts                                            -              -                      -                 4
Interest rate risk contracts                             -             (1)                     -                (2)
Derivative contracts associated with Consumers'
  equity investment in the MCV Partnership               -             17                      -                (1)
===================================================================================================================


The fair value of all derivative contracts, except the fair value of derivative contracts associated with Consumers' equity investment in the MCV Partnership, is included in either Other Assets or Other Liabilities on the Balance Sheet. The fair value of derivative contracts associated with Consumers' equity investment in the MCV Partnership is included in Investments - Midland Cogeneration Venture Limited Partnership on the Balance Sheet.

ELECTRIC CONTRACTS: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. As of March 31, 2003, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million. These contracts will expire in the third quarter of 2003.

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

                                                        Consumers Energy Company


During 2002, Consumers' electric business also used gas swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These gas swaps were financial contracts that were used to offset increases in the price of probable forecasted gas purchases. These contracts did not qualify for hedge accounting. Therefore, Consumers recorded any change in the fair value of these contracts directly in earnings as part of power supply costs. As of March 31, 2002, these contracts had a fair value of $1 million. These contracts expired in December 2002.

As of March 31, 2003, Consumers recorded a total of $11 million, net of tax, as an unrealized gain in other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

GAS CONTRACTS: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. During 2002, some of the fixed price gas supply contracts and the weather-based gas call options and gas put options required derivative accounting. The fixed price gas supply contracts expired in October 2002, and the weather-based gas call options and gas put options expired in February 2003. As of March 31, 2003, Consumers did not have any gas supply related contracts that required derivative accounting.

INTEREST RATE RISK CONTRACTS: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in other comprehensive income unless the swaps are sold. As of March 31, 2003 and March 31, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable-rate debt. This swap will expire in June 2003. As of March 31, 2003, this interest rate swap had a negative fair value of $1 million. This amount, if sustained, will be reclassified to earnings, increasing interest expense when the swap is settled on a monthly basis. As of March 31, 2002, this interest rate swap had a negative fair value of $2 million.

Consumers also uses interest rate swaps to hedge the risk associated with the fair value of its debt. These interest rate swaps are designated as fair value hedges. In March 2002, Consumers entered into a fair value hedge to hedge the risk associated with the fair value of $300 million of fixed-rate debt, issued in March 2002. As of March 31, 2002, the swap had a negative fair value of less than $1 million. In June 2002, this swap was terminated and resulted in a $7 million gain that is deferred and recorded as part of the debt. It is anticipated that this gain will be recognized over the remaining life of the debt.

Consumers was able to apply the shortcut method to all interest rate hedges, therefore there was no ineffectiveness associated with these hedges.

5:   IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 1, 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. Consumers has determined that it has legal asset retirement obligations, particularly in regard to its nuclear plants.

Prior to adoption of SFAS No. 143, Consumers classified the removal cost liability of assets included in the scope of SFAS No. 143 as part of the reserve for accumulated depreciation. For these assets, the removal cost of $448 million which was classified as part of the reserve at December 31, 2002, was reclassified in January 2003, in part, as 1) a $364 million ARO liability, 2) a $136 million regulatory liability, 3) a $45 million regulatory asset, and 4) a $7 million net increase to property, plant, and equipment, as prescribed by SFAS

                                                        Consumers Energy Company

No. 143. As required by SFAS No. 71 for regulated entities, Consumers is reflecting a regulatory asset and liability instead of a cumulative effect of a change in accounting principle.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Consumers' ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium was assumed, Consumers' ARO liability would be $381 million.

If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, transmission and distribution assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of a retirement date, therefore no liability has been recorded for these assets. No liability has been recorded for assets that have an immaterial cumulative disposal cost, such as substation batteries. The initial measurement of the ARO liability for Consumers' Palisades Nuclear Plant and Big Rock Nuclear Plant is based on decommissioning studies, which are based largely on third party cost estimates.

The following table is a general description of the AROs and their associated long-lived assets.

March 31, 2003                                                                                          In Millions
-------------------------------------------------------------------------------------------------------------------
                                              In Service                                                      Trust
ARO Description                                     Date          Long Lived Assets                            Fund
-------------------------------------------------------------------------------------------------------------------
Palisades - decommission plant site                 1972          Palisades nuclear plant                      $ 426
Big Rock - decommission plant site                  1962          Big Rock nuclear plant                         103
JHCampbell intake/discharge water line              1980          Plant intake/discharge water line               -
Closure of coal ash disposal areas               Various          Generating plants coal ash areas                -
Closure of wells at gas storage fields           Various          Gas storage fields                              -
Indoor gas services equipment relocations        Various          Gas meters located inside structures            -
====================================================================================================================

The following table is a reconciliation of the carrying amount of the AROs.

March 31, 2003                                                                                          In Millions
-------------------------------------------------------------------------------------------------------------------
                                   Pro Forma          ARO Liability                                             ARO
                               ARO liability   ----------------------------                   Cash flow   liability
ARO                                   1/1/02    1/1/03   Incurred   Settled     Accretion     Revisions     3/31/03
-------------------------------    --------- ----------------------------------------------------------------------
Palisades - decommission                $232      $249     $   -     $    -           $4         $    -        $253
Big Rock - decommission                   94        61         -        (7)            3              -          57
JHCampbell intake line                     -         -         -          -            -              -           -
Coal ash disposal areas                   46        51         -          -            1              -          52
Wells at gas storage fields                2         2         -          -            -              -           2
Indoor gas services relocations            1         1         -          -            -              -           1
                                   --------- ----------------------------------------------------------------------

Total                                   $375      $364     $   -       $(7)           $8          $   -        $365
===================================================================================================================

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. Upon adoption of the standard, there was no impact on Consumers' consolidated financial statements.

                                                        Consumers Energy Company


FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Consumers, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Consumers will be required to consolidate any entities that meet the requirements of the interpretation. Upon adoption of the standard on January 31, 2003, there was no impact on Consumers' consolidated financial statements, and Consumers does not anticipate any additional impact to its consolidated financial statements upon adoption of additional standard requirements on July 1, 2003.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

SALE OF PANHANDLE

In December 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement called for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital L.P. to pay $662 million in cash and assume $1.166 billion in debt. On March 13, 2003, CMS Energy and Southern Union Company received requests for additional information ("second requests") from the FTC related to Southern Union's acquisition of Panhandle. CMS Energy and Southern Union are in the process of responding to the second requests.

On May 12, 2003, the parties entered into an amendment to the original stock purchase agreement that was executed in December 2002. Under the amendment, AIG Highstar Capital, L.P. and AIG Highstar II Funding Corp. will no longer be parties to the transaction. The Amended and Restated Stock Purchase Agreement calls for Southern Union Panhandle Corp. to purchase all of Panhandle's outstanding capital stock. Southern Union Panhandle Corp. agreed to pay approximately $584 million in cash and 3 million shares of Southern Union Company common stock, and to assume approximately $1.166 billion in debt. The total value of the transaction to CMS Energy will depend on the price of Southern Union Company common stock at the closing. At May 12, 2003, the closing price of Southern Union common stock on the New York Stock Exchange was $12.79. The boards of directors of all applicable companies have approved the amended agreement. The sale of Panhandle is subject to customary closing conditions and action by the Federal Trade Commission under the Hart-Scott-Rodino Act. All necessary state regulatory approvals for the sale pursuant to the original stock purchase agreement have been received. The parties expect the amendment will expedite the regulatory approval of the transaction and anticipate that state regulatory authorities will not object to the changed terms provided for in the amended agreement. The closing is expected to occur by June 30, 2003. AIG Highstar Capital's withdrawal from the transaction should help resolve regulatory issues that arose as a result of AIG Highstar Capital's ownership of Southern Star Central Gas Pipeline's Inc. CMS Gas Transmission and Southern Union also entered into a shareholder agreement, relating to CMS Gas Transmission's ownership of the Southern Union shares of common stock. Pursuant to this shareholder agreement, CMS Gas Transmission generally will be prohibited from disposing of the Southern Union common stock for a period ending 90 - 105 days following the closing of the transaction.

Under the terms of the Panhandle sale agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and other postretirement assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest and the related cash collateral has been transferred to Panhandle's direct parent, CMS Gas Transmission. For further information, see Note 5, Related Party Transactions. CMS Gas Transmission has signed a definitive agreement to sell its interest in Guardian which is also expected to close in the second quarter of 2003.

FORWARD-LOOKING STATEMENTS

Panhandle, an indirect subsidiary of CMS Energy, is primarily engaged in the interstate transportation and storage of natural gas and conducts operations primarily in the central, gulf coast, midwest, and southwest regions of the United States. Panhandle also owns a LNG importation terminal (See Note 1, Corporate Structure). The rates and conditions of service of the interstate natural gas transmission and storage operations of Panhandle, as well as the LNG operations, are subject to the rules and regulations of the FERC.

This MD&A refers to, and in some sections specifically incorporates by reference, Panhandle's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Condensed Notes. This Form 10-Q and other written and oral statements that Panhandle may make contain forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. Panhandle's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans" and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Panhandle's actual results to differ materially from those anticipated in such statements. Panhandle has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Panhandle does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2002 Form 10-K in the section entitled "Forward-Looking Statements, Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. Panhandle designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Panhandle's business and financial outlook. This Form 10-Q also describes material contingencies in Panhandle's Condensed Notes to Consolidated Financial Statements and Panhandle encourages its readers to review these Notes. All note references within this MD&A refer to Panhandle's Condensed Notes to Consolidated Financial Statements.

The following information is provided to facilitate increased understanding of the Consolidated Financial Statements and accompanying Condensed Notes of Panhandle and should be read in conjunction with these financial statements. Because all of the outstanding common stock of Panhandle Eastern Pipe Line is owned by a wholly-owned subsidiary of CMS Energy, the following discussion uses the reduced disclosure format permitted for issuers that are wholly-owned direct or indirect subsidiaries of reporting companies.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The principles of SFAS No. 5 guide the recording of contingent liabilities within the financial statements. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Although these estimates are based on management's knowledge of current expected future events, actual results could materially differ from those estimates.

SYSTEM GAS AND OPERATING SUPPLIES: System gas and operating supplies consists of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that is not expected to be consumed in operations in the next twelve months has been reflected in non-current assets. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance in-kind receivables and payables are valued at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively.

FUEL TRACKER: Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Trunkline records an asset whenever fuel is due from customers from prior under recovery based on contractual and specific tariff provisions which support the treatment as an asset. Panhandle's other companies that are subject to fuel tracker provisions record an expense when fuel is under recovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

RELATED PARTY TRANSACTIONS: Panhandle enters into a number of significant transactions with related parties. These transactions include revenues for the transportation of natural gas for Consumers, CMS MST and the MCV Partnership which are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable - CMS Capital (See Note 5, Related Party Transactions).

GOODWILL: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Panhandle completed the goodwill impairment testing required upon adoption of SFAS No. 142 in 2002 which resulted in a $601 million pre-tax write-down ($369 million after-tax) under the new standard. The impact was reflected retroactively to the first quarter of 2002 as a cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

ACCOUNTING FOR RETIREMENT BENEFITS: Panhandle follows SFAS No. 87 to account for pension costs and SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

The Pension Plan is a CMS Energy plan for CMS Energy and affiliates, of which Panhandle is a participating affiliate. The Pension Plan includes amounts for employees of CMS Energy and affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. The Pension Plan assets and obligations associated with Panhandle employees will be retained by CMS Energy. Upon the closing of the sale of Panhandle to Southern Union Panhandle Corp., none of the Panhandle employees will be eligible to accrue additional benefits under the Pension Plan. However, the Pension Plan will retain pension payment obligations for Panhandle employees who are vested under the Pension Plan.

CMS Energy estimates CMS Energy's pension expense will approximate $46 million, $51 million and $58 million in 2003, 2004 and 2005, respectively, as compared to an approximated $33 million in 2002 of which Panhandle's allocated share is approximately 11 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Pension Plan.

In order to keep health care benefits and costs competitive, CMS Energy has announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that CMS Energy's future increases in health care costs will be shared with salaried employees. The salaried retirees Health Care Plan also has been amended. Pre-Medicare retirees now elect coverage from four different levels of coverage, with the two best coverage options reacquiring premium contributions. These plans also coordinate benefits under a maintenance of benefits provision to reduce claims costs. Mail-order prescription copays also have been increased for all salaried employees.

ACCOUNTING FOR DERIVATIVES: Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. That is, Panhandle does not speculate using derivative instruments.

Interest rate swap agreements are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt. This reduces Panhandle's risk of incurring higher interest costs in periods of rising interest rates. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense. The negative fair value of interest rate swap agreements was $24 million pre-tax, $14 million net of tax at March 31, 2003 which is reflected in comprehensive loss. Current market pricing models were used to estimate fair values of interest rate swap agreements. The negative fair value of interest rate swap agreements was $22 million pre-tax, $13 million net of tax at December 31, 2002. Current market pricing models were used to estimate fair values of interest rate swap agreements.

RESULTS OF OPERATIONS

NET INCOME (LOSS):

                                                                                                     IN MILLIONS
------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                       2003       2002       CHANGE
------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                  $31      $(340)       $371
==================================================================================================================


----------------------------------------------------------------------------
REASONS FOR THE CHANGE                                       IN MILLIONS
                                                            2003 VS. 2002
----------------------------------------------------------------------------
Reservation revenue                                          $     (1)
LNG terminalling revenue                                            1
Commodity revenue                                                   3
Equity earnings and other revenue                                   1
Operation, maintenance, administrative and general                 (4)
Depreciation and amortization                                      (1)
Other income, net                                                   1
Interest charges                                                   (2)
Minority interest                                                   1
Income taxes                                                        1
Cumulative effect of change in accounting principle,
    net of tax                                                    371
----------------------------------------------------------------------------
Total Change                                                 $    371
============================================================================

For the quarter ended March 31, 2003, Panhandle had net income of $31 million, an increase of $371 million from the corresponding period in 2002 due primarily to a goodwill impairment charge of $601 million ($369 million after-tax) in the first quarter of 2002 which was recorded in conjunction with the adoption of SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, but rather goodwill amounts are subject to a fair-value based impairment assessment.

RESERVATION REVENUE: For the three months ended March 31, 2003, reservation revenue decreased $1 million compared to the same time period during 2002, due to slightly lower average reservation rates on Panhandle.

LNG TERMINALLING REVENUE: For the three months ended March 31, 2003, LNG terminalling revenue increased $1 million compared to the same time period during 2002 due to higher LNG volumes on the BG LNG Services contract. Trunkline LNG's 22-year agreement with BG LNG Services for the existing uncommitted long-term capacity at the company's facility became effective in January 2002 (see Note 3, Regulatory Matters).

COMMODITY REVENUE: For the three months ended March 31, 2003, commodity revenue increased $3 million compared to the same time period during 2002, primarily due to an increase in commodity volumes. Volumes increased 16 percent in the three months of 2003 versus 2002 due to a colder winter in the Midwest market area during the first quarter of 2003 compared to the same time period during 2002.

EQUITY EARNINGS AND OTHER REVENUE: Equity earnings and other revenue for the three months ended March 31, 2003 increased $1 million compared to the same time period during 2002. The increase was primarily due to the sale of Panhandle's one-third equity interest in Centennial in February 2003 for $40 million to Centennial's two other partners, MAPL and TEPPCO, which resulted in no income for the Centennial equity investment during the first quarter of 2003, while start-up related losses of $1 million occurred during the first quarter of 2002. In addition, imbalance cash-out gains in the first quarter of 2003, recouping prior losses, were comparable to a non-recurring gain of $4 million for the settlement of Order 637 matters related to capacity release and imbalance penalties during the first quarter of 2002 (see Note 3, Regulatory Matters).

OPERATION, MAINTENANCE, GENERAL AND ADMINISTRATIVE: Operation, maintenance, general and administrative expenses increased by $4 million for the three months ended March 31, 2003, compared to the same time period during 2002. Expense increases in the first three months of 2003 were primarily due to Panhandle's fuel costs in excess of recoveries from customers of $6.4 million and a non-recurring adjustment recorded in the first quarter of 2002 of $3 million for lower final incentive plan payouts approved in 2002 for 2001 awards, partially offset by decreased CMS corporate charges during the first quarter of 2003.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased by $1 million for the three months ended March 31, 2003, compared to the same time period during 2002. Expense increases in the first three months of 2003 were primarily due to increases in the property, plant and equipment asset balances.

OTHER INCOME, NET: Other income, net for the three months ended March 31, 2003 increased $1 million compared to 2002, primarily due to increased interest income related to a higher Note Receivable - CMS Capital balance and a higher interest rate related to the note receivable balance during the first quarter of 2003 compared to the first quarter of 2002.

INTEREST CHARGES: Interest Charges for the three months ended March 31, 2003, compared to the same time period during 2002, increased by $2 million primarily due to Panhandle securing short-term bank loans in the amounts of $30 million and $10 million during December 2002 and January 2003, respectively, higher charges for the LNG Holding's interest rate swaps of $150 million and a non-recurring gain of $2 million in the first quarter of 2002 for reversal of interest expense related to the Order 637 settlement. The increases were partially offset by elimination of interest on $129 million of reductions of long-term debt principal in April 2002 and May 2002. On March 31, 2003, Panhandle retired approximately $7 million of the $40 million short-term bank loans. For further discussion of Panhandle's long-term debt and guarantees, see
Note 7, Commitments and Contingencies - Other Commitments and Contingencies.

MINORITY INTEREST: Minority interest decreased $1 million for the three months ended March 31, 2003 compared to the same time period during 2002 due to Panhandle purchasing Dekatherm Investor

Trust's interest in LNG Holdings during November 2002 for approximately $41 million. As a result, Panhandle owns 100 percent of LNG Holdings.

INCOME TAXES: Income taxes during the three months ended March 31, 2003, compared to the same time period during 2002, decreased $1 million due to corresponding changes in pretax income.

OUTLOOK

Panhandle is a leading United States interstate natural gas pipeline system and also owns the nation's largest operating LNG regasification terminal and intends to optimize results through expansion and better utilization of its existing facilities and construction of new facilities. This involves providing additional transportation, storage and other asset-based value-added services to customers such as gas-fueled power plants, local distribution companies, industrial and end-users, marketers and others. Panhandle conducts operations primarily in the central, gulf coast, midwest, and southwest regions of the United States.

In December 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement called for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital L.P. to pay $662 million in cash and assume $1.166 billion in debt. On March 13, 2003, CMS Energy and Southern Union Company received requests for additional information ("second requests") from the FTC related to Southern Union's acquisition of Panhandle. CMS Energy and Southern Union are in the process of responding to the second requests.

On May 12, 2003, the parties entered into an amendment to the original stock purchase agreement that was executed in December 2002. Under the amendment, AIG Highstar Capital, L.P. and AIG Highstar II Funding Corp. will no longer be parties to the transaction. The Amended and Restated Stock Purchase Agreement calls for Southern Union Panhandle Corp. to purchase all of Panhandle's outstanding capital stock. Southern Union Panhandle Corp. agreed to pay approximately $584 million in cash and 3 million shares of Southern Union Company common stock, and to assume approximately $1.166 billion in debt. The total value of the transaction to CMS Energy will depend on the price of Southern Union Company common stock at the closing. At May 12, 2003, the closing price of Southern Union common stock on the New York Stock Exchange was $12.79. The boards of directors of all applicable companies have approved the amended agreement. The sale of Panhandle is subject to customary closing conditions and action by the Federal Trade Commission under the Hart-Scott-Rodino Act. All necessary state regulatory approvals for the sale pursuant to the original stock purchase agreement have been received. The parties expect the amendment will expedite the regulatory approval of the transaction and anticipate that state regulatory authorities will not object to the changed terms provided for in the amended agreement. The closing is expected to occur by June 30, 2003. AIG Highstar Capital's withdrawal from the transaction should help resolve regulatory issues that arose as a result of AIG Highstar Capital's ownership of Southern Star Central Gas Pipeline's Inc. CMS Gas Transmission and Southern Union also entered into a shareholder agreement, relating to CMS Gas Transmission's ownership of the Southern Union shares of common stock. Pursuant to this shareholder agreement, CMS Gas Transmission generally will be prohibited from disposing of the Southern Union common stock for a period ending 90 - 105 days following the closing of the transaction.

Under the terms of the Panhandle sale agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and other postretirement assets and liabilities.

On February 10, 2003, Panhandle sold its one-third equity interest in Centennial to Centennial's two other partners, MAPL and TEPPCO for $40 million with no income impact resulting from the sale in 2003 (see Note 5, Related Party Transactions).

On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission (see Note 5, Related Party Transactions). CMS Gas Transmission has signed a definitive agreement to sell its interest in Guardian which is also expected to close in the second quarter of 2003.

In October 2001, Trunkline LNG announced the planned expansion of the Lake Charles facility to approximately 1.2 bcf per day of send out capacity, up from its current send out capacity of 630 million cubic feet per day. In December 2002, FERC approved the expansion of the LNG regasification terminal. In March 2003, Trunkline LNG received FERC authorization to commence construction. On April 17, 2003, Trunkline LNG filed to amend the authority granted for its LNG expansion with certain facility modifications. The modifications will not affect the authorized additional storage capacity and daily sendout capability and confirms the revised in-service date of January 1, 2006. The expansion expenditures are currently expected to be funded by Panhandle contributions to LNG Holdings, sourced by operating cash flows, capital markets or other funding. For further discussion of Trunkline LNG, see Note 3, Regulatory Matters.

UNCERTAINTIES: Panhandle's results of operations and financial position may be affected by a number of trends or uncertainties that have, or Panhandle reasonably expects could have, a material impact on income from continuing operations and cash flows. Such trends and uncertainties include: 1) the increased competition in the market for transmission of natural gas to the midwest causing pressure on prices charged by Panhandle; 2) the current market conditions causing more contracts to be of shorter duration, which may increase revenue volatility; 3) the increased potential for declining financial condition of certain customers within the industry due to recession and other factors; 4) exposure to customer concentration with a significant portion of revenues realized from a relatively small number of customers; 5) the possibility of decreased demand for natural gas resulting from a downturn in the economy and the scaling back of new power plants; 6) the impact of any future rate cases, for any of Panhandle's regulated operations; 7) the impact of current initiatives for additional federal rules and legislation regarding pipeline safety; 8) capital spending requirements for safety, environmental or regulatory requirements that could result in depreciation expense increases not covered by additional revenues; 9) the impact of CMS Energy and its subsidiaries' distressed financial condition and ratings downgrades on Panhandle's liquidity and costs of operating, including Panhandle's reduced ability to draw on the CMS Capital loan and current limited access to capital markets; 10) impact of the trend of increasing costs for employee benefits including medical and retirement related costs; 11) the effects of changing regulatory and accounting related matters resulting from current events; and 12) the impact of the proposed acquisition by Southern Union Panhandle Corp. For further information about uncertainties, see Note 7, Commitments and Contingencies.

LIQUIDITY

CMS ENERGY FINANCIAL CONDITION

In July of 2002, the credit ratings of the publicly traded securities of CMS Energy and Panhandle were downgraded by the major rating agencies. The ratings downgrade for both companies' securities was largely a function of the uncertainties associated with CMS Energy's financial condition and liquidity, restatement and re-audit of 2000 and 2001 financial statements, and lawsuits that directly affects and limits CMS Energy's access to the capital markets.

As a result of certain of these downgrades, contractual rights were triggered in several contractual arrangements between Panhandle and third parties, as described in the Panhandle Financial Condition section below.

In response to the July debt downgrades, CMS Energy and its subsidiaries Consumers and Enterprises have replaced or restructured several of their existing unsecured credit facilities with secured credits. The new facilities have conditions requiring mandatory prepayment of borrowings from asset sales, debt issuances and/or equity issuances, impose certain dividend restrictions and grant the applicable bank groups either first or second liens on the capital stock of Enterprises and its major direct and indirect domestic subsidiaries, including Panhandle Eastern Pipe Line (but excluding subsidiaries of Panhandle Eastern Pipe Line).

CMS Energy's liquidity and capital requirements are generally a function of its results of operations, capital expenditures, contractual obligations, working capital needs and collateral requirements. CMS Energy has historically met its consolidated cash needs through its operating and investing activities and, as needed, through access to bank financing and the capital markets.

In 2003, CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. CMS Energy at the parent level had approximately $598 million and Panhandle had approximately $52 million of publicly issued and credit facility debt maturing in 2003.

CMS Energy has taken significant steps to address its 2003 maturities, as described below. As of May 9, 2003, CMS Energy at the parent level had approximately $220 million and Panhandle had approximately $39 million of remaining publicly issued and credit facility debt maturing in 2003. In addition, CMS Energy could also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit. Management is actively pursuing plans to refinance debt and to sell assets, including the sale of Panhandle. See Outlook section of this MD&A.

CMS Energy has reduced debt through asset sales, securitization proceeds, and proceeds from LNG monetization, with a total of approximately $2.8 billion in cash proceeds from such events over the past two years. Through March of 2003, CMS Energy has accomplished approximately $97 million of additional asset sales. In January 2003, CMS MST closed on the sale of a substantial portion of its natural gas trading contracts for $17 million of cash proceeds. The sale of its interest in the Centennial Pipeline, resulting in net proceeds to CMS Energy of $40 million, closed in February 2003. Additionally, in March 2003, CMS MST sold substantially all of its wholesale power book and related supply portfolio for cash proceeds of $34 million to Constellation Power Source, Inc. The sale contains a potential to increase proceeds to $40 million dependent upon future years' performance of the sold assets. Additionally, during the first quarter of 2003, CMS MST sold its 50 percent joint venture ownership interest in Texon, its 50 percent interest in Premstar and its Tulsa retail contracts, resulting in net cash proceeds of approximately $6 million.

CMS Energy believes that further targeted asset sales, together with its planned reductions in operating expenses, capital expenditures, and the suspension of the common dividend also will contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial improvement plan, its present level of cash and borrowing capacity along with anticipated cash flows from operating and investing activities will be sufficient to meet its liquidity needs through 2003. There can be no assurances that the financial improvement plan will be successful and failure to achieve its goals could have a material adverse effect on CMS Energy's liquidity and operations. In such event, CMS Energy would be required to consider the full range of strategic measures available to companies in similar circumstances.

CMS Energy continues to explore financing opportunities to supplement its financial improvement plan. These potential opportunities include refinancing its bank credit facilities; entering into leasing arrangements and/or vendor financing; refinancing and issuing new capital markets debt, preferred and/or common equity; and negotiating private placement debt, preferred and/or common equity. Specifically, as of March 31, 2003, CMS Energy has taken the following action to supplement its financial improvement plan in 2003:

o On March 30, 2003 CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities under which $409 was then outstanding. The Second Amended and Restated Senior Credit Agreement includes a $159 million tranche with a maturity date of April 30, 2004 and a $250 million tranche with a maturity date of

         September 30, 2004. The facility was underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, are required to be used to prepay this facility. This facility is primarily collateralized by the stock of Consumers, Enterprises and certain Enterprises subsidiaries.

o On March 30, 2003 Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004. Subsequently, on April 21, 2003, Enterprises entered into a $75 million revolving credit facility with a maturity date of April 30, 2004. These facilities were being underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Proceeds from these loans will be used for general corporate purposes, to retire debt and to collateralize $160 million of letters of credit. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, are required to be used to prepay these facilities. It is expected that proceeds from the Panhandle sale will be used to pay off these facilities in full. These facilities are guaranteed by CMS Energy, whose guaranty is primarily secured by the stock of Consumers and Enterprises.

In 1994, CMS Energy executed an indenture with J.P. Morgan Chase Bank pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At March 31, 2003, CMS Energy's consolidated leverage ratio was 0.79 to 1.0. As a result, CMS Energy will not permit certain material subsidiaries, excluding Consumers and its subsidiaries but including Panhandle and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt outstanding of CMS Energy and of its material subsidiaries. This leverage ratio may be significantly reduced with the proceeds of CMS Energy's sale of Panhandle, its sale of CMS Field Services, other asset sales or other options.



PANHANDLE FINANCIAL CONDITION

On June 11, 2002, Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy (see discussion in the CMS Energy Financial Condition section above). On July 15, 2002, Fitch Ratings, Inc. lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002, S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with these downgrades, Panhandle's debt is below investment grade which, if not restored to investment grade, will increase operating and financing costs. Panhandle's senior unsecured note provisions are not directly impacted by debt rating reductions, but are subject to other requirements such as the maintenance of a fixed charge coverage ratio and a leverage ratio which restrict certain payments if not maintained and limitations on liens. At March 31, 2003, Panhandle was subject to a $168 million limitation on additional restricted payments, including dividends and loans to affiliates. At March 31,

2003, Panhandle was in compliance with all covenants, having received a waiver for a certain matter as discussed below.

Due to liquidity issues related to CMS Energy and subsidiaries as discussed above, Panhandle's ability to draw on the full amount of the Note Receivable from CMS Capital, if needed, could be affected.

In conjunction with the Centennial and Guardian pipeline projects, Panhandle provided guarantees related to the project financings during the construction phases and initial operating periods. On July 17, 2002, following the Panhandle debt ratings downgrades by Moody's and S&P, the lender sent notice to Panhandle, pursuant to the terms of the guaranty agreements, requiring Panhandle to provide acceptable credit support for its pro rata portion of those construction loans, which aggregated $110 million including anticipated future draws. On September 27, 2002, Centennial's other partners provided credit support of $25 million each in the form of guarantees to the lender to cover Panhandle's obligation of $50 million of loan guarantees. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods which they were in effect. In December 2002, Panhandle recorded a $26 million pre-tax ($16 million after-tax) write-down of its investment in Centennial to $40 million as a result of indicated values upon announcement of the definitive agreement to sell Panhandle and the associated efforts to sell Centennial. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities related to Panhandle's $50 million parent guaranty of the project debt. In March 2003, $40 million of cash capital from the sale of Centennial was returned to CMS Gas Transmission.

In October 2002, Panhandle provided a letter of credit to the Guardian lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million. Effective March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission. Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty as of March 10, 2003 by Prudential and the other noteholders. For further information, see Note 5, Related Party Transactions.

In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively, with interest payable at rates of LIBOR plus 4 percent. The loans are due the earlier of December 2003 or upon the sale of Panhandle. On March 31, 2003, Panhandle retired approximately $7 million of the short-term bank loans. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements.

On March 1, 2003, certain assets held by CMS Field Services were contributed to Panhandle by its parent, CMS Gas Transmission, with a net book value of $15.2 million, to be included in the sale to Southern Union Panhandle Corp.

Panhandle had received a waiver until April 30, 2003 to provide certified September 30, 2002 financial statements to the LNG Holdings lenders under that credit facility. Panhandle has since satisfied that requirement. Panhandle also has received a waiver until June 30, 2003 of a requirement to provide certain documentation. Should it be unable to execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable.

OTHER MATTERS

DISCLOSURE AND INTERNAL CONTROLS

Panhandle's CEO and CFO are responsible for establishing and maintaining Panhandle's disclosure controls and procedures. Management, under the direction of Panhandle's principal executive and financial officers, has evaluated the effectiveness of Panhandle's disclosure controls and procedures within the past ninety days of this filing. Based on this evaluation, Panhandle's CEO and CFO have concluded that disclosure controls and procedures are effective to ensure that material information was presented to them and properly disclosed. There have been no significant changes in Panhandle's internal controls that could significantly affect internal controls subsequent to such evaluation.

CUSTOMER CONCENTRATION

During the first quarter of 2003, sales to Proliance Energy, LLC, a nonaffiliated local distribution company and gas marketer, accounted for 16 percent of Panhandle's consolidated revenues, sales to BG LNG Services, a nonaffiliated gas marketer, accounted for 11 percent and sales to subsidiaries of CMS Energy also accounted for 11 percent of Panhandle's consolidated revenues. No other customer accounted for 10 percent or more of consolidated revenues during the same period. Aggregate sales to Panhandle's top 10 customers accounted for 67 percent of revenues during the first quarter of 2003.

ENVIRONMENTAL MATTERS

Panhandle is subject to federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations under certain circumstances require Panhandle to remove or remedy the effect on the environment of specified substances at its operating sites.

PCB ASSESSMENT AND CLEAN-UP PROGRAMS: Panhandle previously identified environmental contamination at certain sites on its systems and undertook clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle is also taking actions regarding PCBs in paints at various locations. For further information, see Note 7, Commitments and Contingencies - Environmental Matters.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. Based on EPA guidance to these states for development of these SIPS, Panhandle expects future compliance costs to be approximately $16 million for capital improvements to be incurred from 2004 through 2007.

Panhandle expects final rules from the EPA in 2003 and 2004 regarding control of hazardous air pollutants, and Panhandle expects that some of its engines and turbines will be affected. In 2002, the Texas Commission on Environmental Quality enacted the Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight-county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all grandfathered facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects to incur future capital costs of approximately $21 million in order to comply with these programs.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm compressor station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February 2002 requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. Controls were installed on two engines in 2002 and it is planned to install controls on two additional engines in 2003 in accordance with the 2002 permit. For further information on the above environmental matters, see Note 7, Commitments and Contingencies - Environmental Matters.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS: The SEC has adopted new rules that require the company to provide, in a separate captioned subsection of the MD&A, a comprehensive explanation of its off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the company that is material to investors. As of December 31, 2002, Panhandle had guarantees related to the Centennial and Guardian pipeline projects of $50 million and $60 million, respectively, and a letter of credit for $63 million supporting the Guardian guarantee. Panhandle has since been released from these guarantees and the letter of credit obligation has been transferred to CMS Gas Transmission (see Panhandle Financial Condition section of this MD&A). As of March 31, 2003, Panhandle has purchased $2 million of surety bonds to indemnify third parties for unforeseen events which may occur in the course of construction or repair projects.

CASH MANAGEMENT: In August 2002, FERC issued a NOPR concerning the management of funds by certain FERC-regulated companies. The proposed rule could establish limits on the amount of funds that may be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements may also require participants to provide documentation of certain transactions. In the NOPR, FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings. The FERC recently met, but no action was taken on cash management issues related to the NOPR.

NEW ACCOUNTING STANDARDS

In addition to the identified critical accounting policies discussed above, future results will be affected by a number of new accounting standards that recently have been issued.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Panhandle, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Panhandle will be required to consolidate any entities that meet the requirements of the interpretation. Panhandle has adopted the interpretation effective January 1, 2003 and the implementation had no impact on the financial statements presented.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)





                                                                                      Three Months Ended March 31,
                                                                                      2003                  2002
                                                                                   ---------             ---------

OPERATING REVENUE
      Transportation and storage of natural gas                                     $   116               $  114
      LNG terminalling revenue                                                           14                   13
      Equity losses from unconsolidated subsidiaries                                      -                   (1)
      Other                                                                               7                    7
                                                                                   ---------             ---------
          Total operating revenue                                                       137                  133
                                                                                   ---------             ---------

OPERATING EXPENSES
      Operation and maintenance                                                          34                   32
      Administrative and general                                                         19                   17
      Depreciation and amortization                                                      14                   13
      General taxes                                                                       7                    7
                                                                                   ---------             ---------
          Total operating expenses                                                       74                   69
                                                                                   ---------             ---------


PRETAX OPERATING INCOME                                                                  63                   64

OTHER INCOME, NET                                                                         4                    3

INTEREST CHARGES
      Interest on long-term debt                                                         18                   20
      Other interest                                                                      2                   (2)
                                                                                   ---------             ---------
          Total interest charges                                                         20                   18

MINORITY INTEREST                                                                         -                    1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                    47                   48

INCOME TAXES                                                                             18                   19
                                                                                   ---------             ---------

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE                                                  29                   29

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
      NET OF TAX:
          Goodwill, FAS 142                                                               -                 (369)
          Asset Retirement Obligations, FAS 143                                           2                    -
                                                                                   ---------             ---------


CONSOLIDATED NET INCOME (LOSS)                                                      $    31               $ (340)
                                                                                   =========             =========





   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                                     Three Months Ended March 31,
                                                                                      2003                 2002
                                                                                   -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $      31             $  (340)
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            14                  13
  Cumulative effect of change in accounting principle                                      (2)                369
  Deferred income taxes                                                                    18                  22
  Changes in current assets and liabilities                                                (7)                (35)
                                                                                   -----------          ----------
       Net cash provided by operating activities                                           54                  29
                                                                                   -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital and investment expenditures                                                     (13)                (10)
  Purchase of system gas                                                                   (2)                  -
  Sale of Centennial                                                                       40                   -
  Retirements and other                                                                     1                  (5)
                                                                                   -----------          ----------
       Net cash provided by (used in) investing activities                                 26                 (15)
                                                                                   -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (increase)/decrease in current Note receivable - CMS Capital                        (62)                  7
  Debt issuance                                                                            10                   -
  Debt retirements                                                                        (10)                  -
  Debt issuance costs                                                                       -                  (2)
  Return of capital                                                                       (40)                  -
  Dividend                                                                                  -                 (16)
  Other                                                                                     -                   1
                                                                                   -----------          ----------
       Net cash used in financing activities                                             (102)                (10)
                                                                                   -----------          ----------

  Net Increase in Cash and Temporary Cash Investments                                     (22)                  4

  CASH AND TEMPORARY CASH INVESTMENTS,
       BEGINNING OF PERIOD                                                                 81                   3
                                                                                   -----------          ----------
  CASH AND TEMPORARY CASH INVESTMENTS,
       END OF PERIOD                                                                $      59             $     7
                                                                                   ===========          ==========


OTHER CASH FLOW ACTIVITIES WERE:
  Interest paid (net of amounts capitalized)                                        $      32             $    34
OTHER NONCASH ACTIVITIES WERE:
  Return of capital - Guardian equity investment                                    $     (28)            $     -
  Property contributions received                                                          15                   -





   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)




                                                                                  March 31,
                                                                                    2003            December 31,
                                                                                 (Unaudited)           2002
                                                                                ------------       ------------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                        $  1,794          $    1,765
      Less accumulated depreciation and amortization                                   202                 188
                                                                                ------------       ------------
          Sub-total                                                                  1,592               1,577
      Construction work-in-progress                                                     48                  44
                                                                                ------------       ------------
          Net property, plant and equipment                                          1,640               1,621
                                                                                ------------       ------------

INVESTMENTS IN AFFILIATES                                                                5                  68
                                                                                ------------       ------------

CURRENT ASSETS
      Cash and temporary cash investments at cost, which approximates market            59                  81
      Restricted cash                                                                    -                  64
      Accounts receivable, less allowances of $5 and $8 as of March 31, 2003
          and December 31, 2002, respectively                                           50                  50
      Accounts receivable - related parties                                              6                   9
      Gas imbalances - receivable                                                       31                  18
      System gas and operating supplies                                                 27                  41
      Deferred income taxes                                                             10                  13
      Note receivable - CMS Capital                                                    185                  60
      Other                                                                              6                   6
                                                                                ------------       ------------
          Total current assets                                                         374                 342
                                                                                ------------       ------------

NON-CURRENT ASSETS
      Goodwill, net                                                                    113                 113
      Debt issuance cost                                                                17                  17
      Deferred income taxes                                                             28                  40
      Non-current system gas                                                            12                  15
      Other                                                                             16                  16
                                                                                ------------       ------------
          Total non-current assets                                                     186                 201
                                                                                ------------       ------------

      TOTAL ASSETS                                                                $  2,205          $    2,232
                                                                                ============       ============












   The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                                            March 31,
                                                                                              2003            December 31,
                                                                                          (Unaudited)            2002
                                                                                         -------------       -------------
COMMON STOCKHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION
   Common stockholder's equity
     Common stock, no par, 1,000 shares authorized, issued and outstanding                 $        1         $        1
     Accumulated other comprehensive loss                                                         (40)               (39)
     Other paid-in capital                                                                      1,228              1,281
     Accumulated deficit                                                                         (310)              (341)
     Note receivable - CMS Capital                                                               (150)              (150)
                                                                                         -------------       -------------
       Total common stockholder's equity                                                          729                752
   Long-term debt                                                                               1,147              1,150
                                                                                         -------------       -------------
       Total capitalization                                                                     1,876              1,902
                                                                                         -------------       -------------

CURRENT LIABILITIES
   Accounts payable                                                                                 9                  9
   Accounts payable - related parties                                                               6                  8
   Current portion of long-term debt                                                               12                 12
   Note payable                                                                                    33                 30
   Gas imbalances - payable                                                                        42                 41
   Accrued taxes                                                                                   15                 11
   Accrued interest                                                                                11                 25
   Accrued liabilities                                                                             20                 21
   Other                                                                                           43                 38
                                                                                         -------------       -------------
       Total current liabilities                                                                  191                195
                                                                                         -------------       -------------

NON-CURRENT LIABILITIES
   Post-retirement benefits                                                                        55                 53
   Other                                                                                           83                 82
                                                                                         -------------       -------------
       Total non-current liabilities                                                              138                135
                                                                                         -------------       -------------

   TOTAL COMMON STOCKHOLDER'S EQUITY AND LIABILITIES                                       $    2,205         $    2,232
                                                                                         =============       =============
















   The accompanying condensed notes are an integral part of these statements.

                      PANHANDLE EASTERN PIPE LINE COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                 (IN MILLIONS)



                                                                                         Three Months         Three Months
                                                                                             Ended               Ended
                                                                                           March 31,            March 31,
                                                                                             2003                 2002
                                                                                        -------------        -------------
COMMON STOCK
      At beginning and end of period                                                     $       1            $        1
                                                                                        -------------        -------------

OTHER PAID-IN CAPITAL
      At beginning of period                                                                 1,281                 1,286
      Return of capital - Centennial                                                           (40)                   -
      Return of capital - Guardian equity investment                                           (28)                   -
      Trunkline Field Services contribution from CMS Gas Transmission                           15                    -
                                                                                        -------------        -------------
          At end of period                                                                   1,228                 1,286
                                                                                        -------------        -------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
      Minimum Pension Liability
        At beginning of period                                                                 (26)                   -
                                                                                        -------------        -------------
          At end of period                                                                     (26)                   -
                                                                                        -------------        -------------

      Interest Rate Swaps
        At beginning of period                                                                 (13)                   -
        Unrealized loss related to interest rate swaps                                          (1)                   -
                                                                                        -------------        -------------
          At end of period                                                                     (14)                   -
                                                                                        -------------        -------------

ACCUMULATED DEFICIT
      At beginning of period                                                                  (341)                  (13)
      Net income                                                                                31                  (340)
      Common stock dividends                                                                     -                   (16)
                                                                                        -------------        -------------
          At end of period                                                                    (310)                 (369)
                                                                                        -------------        -------------

NOTE RECEIVABLE - CMS CAPITAL
      At beginning of period                                                                  (150)                 (150)
                                                                                        -------------        -------------
      At end of period                                                                        (150)                 (150)
                                                                                        -------------        -------------

      TOTAL COMMON STOCKHOLDER'S EQUITY                                                  $     729            $      768
                                                                                        =============        =============


Disclosure of Comprehensive Income:
      Other comprehensive income
         Interest Rate Swaps
            Unrealized loss related to interest rate swaps, net of tax                   $      (1)           $       -

      Net income (loss)                                                                         31                  (340)
                                                                                        -------------        -------------

      Total Comprehensive Income (Loss)                                                  $      30            $     (340)
                                                                                        =============        =============



      The accompanying condensed notes are an integral part of these statements.

                       PANHANDLE EASTERN PIPE LINE COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Panhandle in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to the Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Panhandle Form 10-K for the year ended December 31, 2002 which includes the Report of the Independent Auditors. Due to the seasonal nature of Panhandle's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1.  CORPORATE STRUCTURE

Panhandle is a wholly owned subsidiary of CMS Gas Transmission and ultimately CMS Energy. Panhandle was incorporated in Delaware in 1929. Panhandle is primarily engaged in interstate transportation and storage of natural gas, owns a LNG regasification plant and related facilities, and is subject to the rules and regulations of the FERC. It conducts operations in the central, gulf coast, midwest, and southwest regions of the United States.

In December 2002, CMS Energy reached a definitive agreement to sell the Panhandle companies to Southern Union Panhandle Corp. The agreement called for Southern Union Panhandle Corp, a newly formed entity owned by Southern Union Company and AIG Highstar Capital L.P. to pay $662 million in cash and assume $1.166 billion in debt. On March 13, 2003, CMS Energy and Southern Union Company received requests for additional information ("second requests") from the FTC related to Southern Union's acquisition of Panhandle. CMS Energy and Southern Union are in the process of responding to the second requests.

On May 12, 2003, the parties entered into an amendment to the original stock purchase agreement that was executed in December 2002. Under the amendment, AIG Highstar Capital, L.P. and AIG Highstar II Funding Corp. will no longer be parties to the transaction. The Amended and Restated Stock Purchase Agreement calls for Southern Union Panhandle Corp. to purchase all of Panhandle's outstanding capital stock. Southern Union Panhandle Corp. agreed to pay approximately $584 million in cash and 3 million shares of Southern Union Company common stock, and to assume approximately $1.166 billion in debt. The total value of the transaction to CMS Energy will depend on the price of Southern Union Company common stock at the closing. At May 12, 2003, the closing price of Southern Union common stock on the New York Stock Exchange was $12.79. The boards of directors of all applicable companies have approved the amended agreement. The sale of Panhandle is subject to customary closing conditions and action by the Federal Trade Commission under the Hart-Scott-Rodino Act. All necessary state regulatory approvals for the sale pursuant to the original stock purchase agreement have been received. The parties expect the amendment will expedite the regulatory approval of the transaction and anticipate that state regulatory authorities will not object to the changed terms provided for in the amended agreement. The closing is expected to occur by June 30, 2003. AIG Highstar Capital's withdrawal from the transaction should help resolve regulatory issues that arose as a result of AIG Highstar Capital's ownership of Southern Star Central Gas Pipeline's Inc. CMS Gas Transmission and Southern Union also entered into a shareholder agreement, relating to CMS Gas Transmission's ownership of the Southern Union shares of common stock. Pursuant to this shareholder agreement, CMS Gas Transmission generally will be prohibited from disposing of the Southern Union common stock for a period ending 90 - 105 days following the closing of the transaction.

Under the terms of the Panhandle sale agreement, CMS Energy was to retain Panhandle's ownership interests in the Centennial and Guardian pipeline projects, as well as certain of Panhandle's net deferred tax assets, all tax liabilities, and pension and other postretirement assets and liabilities. Panhandle has since sold its interest in Centennial and the Guardian interest and the related cash collateral has been transferred to Panhandle's direct parent, CMS Gas Transmission. For further information, see Note 5, Related Party Transactions. CMS Gas Transmission has signed a definitive agreement to sell its interest in Guardian, which is also expected to close in the second quarter of 2003.

On March 1, 2003, certain assets held by CMS Field Services with net book value of $15.2 million were contributed to Panhandle by its parent, CMS Gas Transmission, to be included in the sale to Southern

Union Panhandle Corp.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATIONS: The consolidated financial statements include the accounts of Panhandle and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Panhandle, but over which it has significant influence, are accounted for using the equity method.

USE OF ESTIMATES: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The principles of SFAS No. 5 guide the recording of contingent liabilities within the financial statements. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions, include, but are not specifically limited to: depreciation and amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, volatility in the price of CMS Energy Common Stock, impact of new accounting standards, future costs associated with long-term contractual obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Although these estimates are based on management's knowledge of current expected future events, actual results could materially differ from those estimates.

SYSTEM GAS AND OPERATING SUPPLIES: System gas and operating supplies consists of gas held for operations and materials and supplies, carried at the lower of weighted average cost or market. The gas held for operations that is not expected to be consumed in operations in the next twelve months has been reflected in non-current assets. All system gas and materials and supplies purchased are recorded at the lower of cost or market, while net gas received from and owed back to customers is valued at market.

GAS IMBALANCES: Gas imbalances occur as a result of differences in volumes of gas received and delivered. Gas imbalance in-kind receivables and payables are valued at cost or market, based on whether net imbalances have reduced or increased system gas balances, respectively.

FUEL TRACKER: Liability accounts are maintained for net volumes of fuel gas owed to customers collectively. Trunkline records an asset whenever fuel is due from customers from prior under recovery based on contractual and specific tariff provisions which support the treatment as an asset. Panhandle's other companies that are subject to fuel tracker provisions record an expense when fuel is under recovered. The pipelines' fuel reimbursement is in-kind and non-discountable.

RELATED PARTY TRANSACTIONS: Panhandle enters into a number of significant transactions with related parties. These transactions include revenues for the transportation of natural gas for Consumers,

CMS MST and the MCV Partnership which are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates and payment of overhead costs and management and royalty fees to CMS Gas Transmission and CMS Energy, as well as allocated benefit plan costs. Other income is primarily interest income from the Note receivable - CMS Capital (See Note 5, Related Party Transactions).

GOODWILL: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Panhandle completed the goodwill impairment testing required upon adoption of SFAS No. 142 in 2002 which resulted in a $601 million pre-tax write-down ($369 million after-tax) under the new standard. The impact has been reflected retroactively to the first quarter of 2002 as a cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

ACCOUNTING FOR RETIREMENT BENEFITS: Panhandle follows SFAS No. 87 to account for pension costs and SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

The Pension Plan is a CMS Energy plan for CMS Energy and affiliates, of which Panhandle is a participating affiliate. The Pension Plan includes amounts for employees of CMS Energy and affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. The Pension Plan assets and obligations associated with Panhandle employees will be retained by CMS Energy. Upon the closing of the sale of Panhandle to Southern Union Panhandle Corp., none of the Panhandle employees will be eligible to accrue additional benefits under the Pension Plan. However, the Pension Plan will retain pension payment obligations for Panhandle employees who are vested under the Pension Plan.

ACCOUNTING FOR DERIVATIVES: Panhandle utilizes interest-rate related derivative instruments to manage its exposure on its debt instruments and does not enter into derivative instruments for any purpose other than hedging purposes. That is, Panhandle does not speculate using derivative instruments.

Interest rate swap agreements are used to reduce interest rate risks and to manage interest expense. By entering into these agreements, Panhandle generally converts floating-rate debt into fixed-rate debt. This reduces Panhandle's risk of incurring higher interest costs in periods of rising interest rates. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense. The negative fair value of interest rate swap agreements was $24 million pre-tax, $14 million net of tax at March 31, 2003. Current market pricing models were used to estimate fair values of interest rate swap agreements. In accordance with SFAS No. 133, an unrealized loss of $14 million after-tax was recorded to other comprehensive loss. The negative fair value of interest rate swap agreements was $22 million pre-tax, $13 million net of tax at December 31, 2002. Current market pricing models were used to estimate fair values of interest rate swap agreements.

NEW ACCOUNTING STANDARDS ADOPTED

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("ARO"), which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Panhandle adopted the new rules on asset retirement obligations on January 1, 2003. Adoption of the new rule resulted in an increase in net property, plant and equipment of $10 million, recognition of an asset retirement obligation of $6 million, and a cumulative effect of adoption that increased net income and stockholder's equity by $2 million, net of tax, and there were no settlements during the first quarter of 2003. Accretion expense for the first quarter of 2003 was approximately $0.1 million and the accretion expense for the first quarter of 2002 would have been approximately $0.1 million on a pro forma basis.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Panhandle's ARO fair value estimate since a reasonable estimate could not be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability will be recognized when a reasonable estimate of fair value can be made. Generally, mass property such as onshore transmission assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of a retirement date, therefore no liability has been recorded for these assets. The initial measurement of the ARO liability for Panhandle's offshore lateral lines is based largely on cost estimates from third parties.

The following table is a general description of the ARO and its associated long-lived assets.

MARCH 31, 2003                                                                             IN MILLIONS
-------------------------------------------------------------------------------------------------------
                                          IN SERVICE
ARO DESCRIPTION                                 DATE   LONG LIVED ASSETS                        AMOUNT
-------------------------------------------------------------------------------------------------------
Retire offshore lateral lines                Various   Panhandle offshore lateral lines           $9.6

The following table is a reconciliation of the carrying amount of the ARO.


MARCH 31, 2003                                                                             IN MILLIONS
------------------------------------------------------------------------------------------------------
                                                   ARO LIABILITY
                     ---------------------------------------------------------------------------------
                       PRO FORMA                                                 CASH FLOW
ARO DESCRIPTION           1/1/02    1/1/03   INCURRED     SETTLED    ACCRETION   REVISIONS    3/31/03
------------------------------------------------------------------------------------------------------
Offshore laterals           $5.6      $6.0       $0.5        -            $0.1        -          $6.6
                     ---------------------------------------------------------------------------------
Total                       $5.6      $6.0       $0.5        -            $0.1        -          $6.6
                     =================================================================================

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: Issued by the FASB on April 30, 2002, this Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. As a result, any gain or loss on extinguishment of debt should be classified as an extraordinary item only if it meets the criteria set forth in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have similar economic impacts to sale-leaseback transactions. This provision is effective for transactions occurring and financial statements issued after May 15, 2002. Panhandle has adopted SFAS No. 145 and the implementation resulted in no amount being reclassified during the first quarter of 2003.

SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES:
Issued by the FASB in July 2002, this standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes previous accounting guidance, EITF No. 94-3, "Liability recognition for Certain Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)." This standard is effective for exit or disposal activities initiated after December 31,

2002. The scope of SFAS No. 146 includes, (1) costs related to termination benefits of employees who are involuntarily terminated, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. Any future exit or disposal activities that Panhandle may engage in will be subject to the provisions of this statement.

SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Panhandle has adopted the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, the amounts of which were immaterial during the fourth quarter of 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. Panhandle has adopted SFAS No. 148 for new awards granted since January 1, 2002, and the application of SFAS No. 148 resulted in no amount recorded during the first quarter of 2003.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENT FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: Issued by the FASB in November 2002, the interpretation expands on existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The interpretation is effective for guarantees issued or modified on and after January 1, 2003. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002. Implementation of the standard resulted in no amount being recorded in the first quarter of 2003.

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. For Panhandle, the consolidation requirements apply to pre-existing entities beginning July 1, 2003. Certain of the disclosure requirements apply to all financial statements initially issued after January 31, 2003. Panhandle will be required to consolidate any entities that meet the requirements of the interpretation. Panhandle has adopted the interpretation effective January 1, 2003 and the implementation had no impact on the financial statements presented.

3.  REGULATORY MATTERS

In conjunction with a FERC order issued in September 1997, FERC required certain natural gas producers to refund previously collected Kansas ad-valorem taxes to interstate natural gas pipelines, including Panhandle Eastern Pipe Line. FERC ordered these pipelines to refund these amounts to their customers. In June 2001, Panhandle Eastern Pipe Line filed with the FERC a proposed settlement, which was supported by most of the customers and affected producers. In October 2001, the FERC approved that settlement. The settlement provided for a resolution of the Kansas ad-valorem tax matter on the Panhandle Eastern Pipe Line system for a majority of refund amounts. Certain producers and the state of Missouri elected to not participate in the settlement. A FERC hearing to resolve all outstanding issues has been scheduled for October 16, 2003. At March 31, 2003 and December 31, 2002, accounts receivable included $8 million for tax collections due from natural gas producers. At March 31, 2003 and December 31, 2002, other current liabilities included $11 million for tax collections due to customers. On January 2, 2003, the Commission issued an order indicating its intention to cease collection efforts for approximately $5 million of the amounts due from affected producers. Remaining amounts collected but not refunded are subject to refund pending resolution of issues remaining in the FERC docket and Kansas intrastate proceeding.

In March 2001, Trunkline received FERC approval to abandon 720 miles of its 26-inch diameter pipeline that extends from Longville, Louisiana to Bourbon, Illinois. This filing was in conjunction with Centennial, a joint venture in which Panhandle owned a one-third equity interest, converting the line from natural gas transmission service to a refined products pipeline, which began full commercial service in April 2002. Effective April 2001, the 26-inch pipeline was conveyed to Centennial. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO.

In July 2001, Panhandle Eastern Pipe Line filed a settlement with customers on FERC Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On October 12, 2001 and December 19, 2001 FERC issued orders approving the settlement, with modifications. The settlement changes became final effective February 1, 2002 and Panhandle recognized approximately $3 million of income, after-tax, including interest. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

In December 2001, Trunkline LNG filed with the FERC a certificate application to expand the Lake Charles facility to approximately 1.2 billion cubic feet per day of sendout capacity versus the current capacity of 630 million cubic feet per day. The BG Group has contract rights for all of this additional capacity. In December 2002, the FERC issued an order approving the LNG terminal expansion. In March 2003, Trunkline LNG received FERC authorization to commence construction. On April 17, 2003, Trunkline LNG filed to amend the authority granted for its LNG expansion with certain facility modifications. The modifications will not affect the authorized additional storage capacity and daily sendout capability and confirms the revised in-service date of January 1, 2006.

Panhandle has sought refunds from the State of Kansas concerning certain corporate income tax issues for the years 1981 through 1984. On January 25, 2002, the Kansas Supreme Court entered an order affirming a previous Board of Tax Court finding that Panhandle was entitled to refunds which with interest total approximately $26 million. Pursuant to the provisions of the purchase agreement between CMS Energy and a subsidiary of Duke Energy, Duke retains the benefits of any tax refunds or liabilities for periods prior to the date of the sale of Panhandle to CMS Energy.

In February 2002, Trunkline Gas filed a settlement with customers on Order 637 matters to resolve issues including capacity release and imbalance penalties, among others. On July 5, 2002, FERC issued an order approving the settlement, with modifications. On October 18, 2002, Trunkline Gas filed tariff sheets with the FERC to implement Order 637 changes effective November 1, 2002. On February 12, 2003, FERC issued an order approving the settlement to be effective November 1, 2002. Management believes that this matter will not have a material adverse effect on consolidated results of operations or financial position.

4.  GOODWILL IMPAIRMENT

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Panhandle adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually in accordance with the provisions of SFAS No. 142. SFAS No. 142's transitional goodwill impairment evaluation required Panhandle to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Panhandle's goodwill, which resulted from CMS Energy's acquisition in March 1999, was tested for impairment as of January 1, 2002, based on valuations by independent appraisers. As defined in SFAS No. 142, Panhandle was considered a single reporting unit. The fair value of the reporting unit was determined using a combination of the income approach based on discounted cash flows and a market approach using public guideline companies and market transactions. The goodwill impairment amount was determined by comparing the fair value of goodwill to book value. The goodwill impairment test resulted in a $601 million pre-tax write-down ($369 million after-tax) and was recorded retroactive to the first quarter of 2002 as the cumulative effect of a change in accounting for goodwill, pursuant to the requirements of SFAS No. 142.

5.  RELATED PARTY TRANSACTIONS

                                                                            THREE MONTHS        THREE MONTHS
                                                                                ENDED               ENDED
                                                                           MARCH 31, 2003      MARCH 31, 2002
                                                                           --------------      --------------
                                                                                       IN MILLIONS

Transportation of natural gas                                                    $    15          $  12
Other operating revenues                                                               -             (1)
Operation and maintenance
  Management & royalty fees                                                            -              4
  Other Expenses (a)                                                                   6              8
Interest income                                                                        3              2
-------------------------------------------------------------------------------------------------------------


(a) Includes allocated benefit plan costs

Panhandle has a number of significant transactions with related parties. Revenue transactions, primarily for the transportation of natural gas for Consumers, CMS MST and the MCV Partnership, all related parties, are based on regulated prices, market prices or competitive bidding. Related party expenses include payments for services provided by affiliates, as well as allocated benefit plan costs. Effective January 1, 2003, in conjunction with the pending sale of Panhandle, CMS Energy ceased charging Panhandle management and royalty fees.

Other operating revenue for the three month period ended March 31, 2002 includes equity losses related to Centennial of $1 million. There was no income related to Centennial in the first quarter of 2003. On February 10, 2003, Panhandle sold its one-third interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO. On March 28, 2003, $40 million of cash capital from the sale of Centennial was returned to CMS Gas Transmission.

Interest income includes $3 million and $2 million for the period ended March 31, 2003 and 2002, respectively, for interest on the Note receivable from CMS Capital.

In June 2001, Panhandle received a $150 million capital contribution from CMS Gas Transmission. In June 2001, Panhandle also loaned CMS Capital $150 million. At December 31, 2002, Note receivable - CMS Capital, totaled $210 million, of which $150 million is reflected as a reduction to shareholder's equity and $60 million is reflected as current. At March 31, 2003, Note receivable - CMS Capital, totaled $335 million, of which $150 million is reflected as a reduction to shareholder's equity and $185 million is reflected as current. Net cash generated by Panhandle, including funds from the Trunkline LNG monetization transaction, in excess of operating, investing or financing needs, has been loaned to CMS Capital and is reflected as Note receivable-CMS Capital on the Consolidated Balance Sheet. Panhandle was credited with interest on the note at the 30 day commercial paper rate plus 12.5 basis points through July 2002. In August of 2002, the interest rate was increased to a one-month Libor plus 300 basis points.

Due to liquidity issues related to CMS Energy and subsidiaries, Panhandle's ability to draw on the full amount of the Note Receivable from CMS Capital, if needed, could be affected.

A summary of certain balances due to or due from related parties included in the Consolidated Balance Sheets is as follows:

                                                                              MARCH 31,         DECEMBER 31,
                                                                                2003                2002
                                                                             (UNAUDITED)         (AUDITED)
                                                                             -----------         ---------
                                                                                       IN MILLIONS

Note receivable - CMS Capital                                                    $185                 $60
Accounts receivable                                                                 6                   5
Accounts receivable - tax                                                           -                   4
Current assets - other                                                              2                   1
Accounts payable                                                                    6                   8
Stockholder's equity - note receivable                                           (150)               (150)


At December 31, 2002, Panhandle had an intercompany tax receivable of $4 million. The $4 million receivable at December 31, 2002 represented estimated amounts to be received from CMS Energy over the next twelve months for federal income taxes.

At March 31, 2003 and December 31, 2002, Panhandle had an intercompany prepaid insurance balances of $2 and $1 million, respectively, which represent insurance prepayments by CMS Energy allocated to Panhandle and are included in Current assets - other.

On March 10, 2003, Panhandle's ownership interest in Guardian was transferred to CMS Gas Transmission as a return of capital and Panhandle was released from its guarantee obligations associated with the Guardian non-recourse guaranty by Prudential and the other noteholders (see Note 7, Commitments and Contingencies). As a result, the $63 million in special deposits which collateralized the guaranty and had been reflected as restricted cash in Panhandle's financial statements were advanced to CMS Capital as part of the demand Note Receivable from CMS Capital and were then made available to CMS Gas Transmission.

On March 1, 2003, certain assets held by CMS Field Services with a net book value of $15.2 million were contributed to Panhandle by its parent, CMS Gas Transmission, to be included in the sale to Southern Union Panhandle Corp.

6.  DEBT RATING DOWNGRADES

On June 11, 2002, Moody's Investors Service, Inc. lowered its rating on Panhandle's senior unsecured notes from Baa3 to Ba2 based on concerns surrounding the liquidity and debt levels of CMS Energy. On July 15, 2002, Fitch Ratings, Inc. lowered its rating on these notes from BBB to BB+ and again on September 4, 2002 to BB based on similar concerns. On July 16, 2002, S&P also lowered its rating on these notes from BBB- to BB, in line with their rating on CMS Energy based on their belief that CMS Energy and its subsidiaries are at equal risk of default since the parent relies on its subsidiaries to meet its financial commitments. Effective with this downgrade, Panhandle's debt is below investment grade. Each of the three major ratings services currently have negative outlooks for CMS Energy and its subsidiaries, due to uncertainties associated with CMS Energy's financial condition and liquidity pending resolution of the round trip trading investigations and lawsuits, financial statement restatement and re-audit, and access to the capital markets.

Panhandle, as a result of the ratings downgrade by both Moody's and S&P to below investment grade levels, can be required to pay the balance of the demand loan owed LNG Holdings including the remaining principal and accrued interest at any time such downgrades exist. In November 2002, Panhandle acquired Dekatherm Investor Trust's interest, and owns 100% of LNG Holdings and will not demand payment on the note payable to LNG Holdings.

7.   COMMITMENTS AND CONTINGENCIES

LITIGATION: Panhandle is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Panhandle has made accruals in accordance with SFAS No. 5 in order to provide for such matters. Management believes the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, liquidity, or financial position.

ENVIRONMENTAL MATTERS: Panhandle is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Panhandle has identified environmental contamination at certain sites on its systems and has undertaken cleanup programs at these sites. The contamination resulted from the past use of lubricants containing PCBs in compressed air systems and the prior use of wastewater collection facilities and other on-site disposal areas. Panhandle communicated with the EPA and appropriate state regulatory agencies on these matters. Under the terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy is obligated to complete the Panhandle cleanup programs at certain agreed-upon sites and to indemnify against certain future environmental litigation and claims. Duke Energy's cleanup activities have been completed on all but one of the agreed-upon sites. Should additional information be requested regarding sites where compliance information has been submitted, Panhandle would be obligated to respond to these requests.

As part of the cleanup program resulting from contamination due to the use of lubricants containing PCBs in compressed air systems, Panhandle Eastern Pipe Line and Trunkline have identified PCB levels above acceptable levels inside the auxiliary buildings that house the air compressor equipment at thirty-two compressor station sites. Panhandle has developed and is implementing an EPA-approved process to remediate this PCB contamination in accordance with federal, state and local regulations.

At some locations, PCBs have been identified in paint that was applied many years ago. In accordance with EPA regulations, Panhandle is implementing a program to remediate sites where such issues have been identified during painting activities. If PCBs are identified above acceptable levels, the paint is removed and disposed of in an EPA-approved manner. Approximately 15 percent of the paint projects in the last few years have required this special procedure.

The Illinois EPA notified Panhandle Eastern Pipe Line and Trunkline, together with other non-affiliated parties, of contamination at former waste oil disposal sites in Illinois. Panhandle and 21 other non-affiliated parties conducted an initial investigation of one of the sites. Based on the information found during the initial investigation, Panhandle and the 21 other non-affiliated parties have decided to further delineate the extent of contamination by authorizing a Phase II investigation at this site. Once data from the Phase II investigation is evaluated, Panhandle and the 21 other non-affiliated parties will determine what additional actions will be taken. Panhandle Eastern Pipe Line's and Trunkline's estimated share for the costs of assessment and remediation of the sites, based on the volume of waste sent to the facilities, is approximately 17 percent.

Panhandle expects these cleanup programs to continue for several years and has estimated its share of remaining cleanup costs not indemnified by Duke Energy to range from $18 million to $25 million. Panhandle has accrued approximately $22 million of such costs, of which $8 million is included in Other Current Liabilities for the estimated current amounts and $14 million is included in Other Non-current Liabilities on the Consolidated Balance Sheet at March 31, 2003. At December 31, 2002, Panhandle had $4 million included in Other Current Liabilities and $18 million included in Other Non-current Liabilities.

AIR QUALITY CONTROL: In 1998, the EPA issued a final rule on regional ozone control that requires revised SIPS for 22 states, including five states in which Panhandle operates. This EPA ruling was challenged in court by various states, industry and other interests, including INGAA, an industry group to which Panhandle belongs. In March 2000, the court upheld most aspects of the EPA's rule, but agreed with INGAA's position and remanded to the EPA the sections of the rule that affected Panhandle. Based on EPA guidance to these states for development of SIPs, Panhandle expects future compliance costs to be approximately $16 million for capital improvements to be incurred from 2004 through 2007.

As a result of the 1990 Clean Air Act Amendments, the EPA must issue MACT rules controlling hazardous air pollutants from internal combustion engines and turbines. These rules are expected in late 2003 and mid 2004. Beginning in 2002, the Texas Commission on Environmental Quality enacted the

Houston/Galveston SIP regulations requiring reductions in nitrogen oxide emissions in an eight county area surrounding Houston. Trunkline's Cypress compressor station is affected and may require the installation of emission controls. In 2003, the new regulations will also require all "grandfathered" facilities to enter into the new source permit program which may require the installation of emission controls at five additional facilities. The company expects future capital costs for these programs to be approximately $21 million.

In 1997, the Illinois Environmental Protection Agency initiated an enforcement proceeding relating to alleged air quality permit violations at Panhandle's Glenarm compressor station. On November 15, 2001 the Illinois Pollution Control Board approved an order imposing a penalty of $850 thousand, plus fees and cost reimbursements of $116 thousand. Under terms of the sale of Panhandle to CMS Energy, a subsidiary of Duke Energy was obligated to indemnify Panhandle against this environmental penalty. The state issued a permit in February of 2002, requiring the installation of certain capital improvements at the facility at a cost of approximately $3 million. Controls were installed on two engines in 2002 and Panhandle plans to install controls on two additional engines in 2003 in accordance with the 2002 permit.

SEC INVESTIGATION: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a special committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The committee completed its investigation and reported its findings to the Board of Directors in October 2002. The special committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to market its services. The committee found no apparent effort to manipulate the price of CMS Energy stock or affect energy prices. The special committee also made recommendations designed to prevent any reoccurrence of this practice, most of which have already been implemented. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has begun implementing, the remaining recommendations of the special committee.

ACCOUNTING FOR RETIREMENT BENEFITS: Panhandle follows SFAS No. 87 to account for pension costs and SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses require the expertise of actuaries and are subject to many assumptions, including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

The Pension Plan is a CMS Energy plan for CMS Energy and affiliates, of which Panhandle is a participating affiliate. The Pension Plan includes amounts for employees of CMS Energy and affiliates, including Panhandle, which were not distinguishable from the Pension Plan's total assets. On December 21, 2002, a definitive agreement was executed to sell Panhandle. The sale is expected to close in 2003. The Pension Plan assets and obligations associated with Panhandle employees will be retained by CMS Energy. When the Southern Union Panhandle Corp. transaction closes, none of the Panhandle employees will be eligible to accrue additional benefits under the Pension Plan. However, the Pension Plan will retain pension payment obligations under the Pension Plan for Panhandle employees who are vested under the Pension Plan.

The significant downturn in the equities markets has affected the value of the Pension Plan's assets. The estimated fair value of the Pension Plan's assets at December 31, 2002 was $607 million and the Accumulated Benefit Obligation was estimated at $1.055 billion. The Pension Plan's Accumulated Benefit Obligation thus exceeded the value of the assets at December 31, 2002, and as a result, Panhandle and the other participants of the plan were required to recognize an additional minimum liability for this excess in accordance with SFAS No. 87. As of December 31, 2002, the additional minimum liability allocated to Panhandle was $48 million, of which $6 million was recorded as an intangible asset, and $42 million was charged to other comprehensive income ($26 million after-tax).

CMS Energy estimates CMS Energy's pension expense will approximate $46 million, $51 million and $58 million in 2003, 2004 and 2005, respectively, as compared to an approximated $33 million in 2002 of which Panhandle's allocated share was approximately 11 percent. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Pension Plan.

In order to keep health care benefits and costs competitive, CMS Energy has announced several changes to the Health Care Plan. These changes are effective January 1, 2003. The most significant change is that CMS Energy's future increases in health care costs will be shared with salaried employees. The salaried retirees Health Care Plan also has been amended. Pre-Medicare retirees now elect coverage from four different levels of coverage, with the two best coverage options requiring premium contributions. These plans also coordinate benefits under a maintenance of benefits provision to reduce claims costs. Mail-order prescription copays also have been increased for all salaried employees.

OTHER COMMITMENTS AND CONTINGENCIES: In 1993, the U.S. Department of the Interior announced its intention to seek additional royalties from gas producers as a result of payments received by such producers in connection with past take-or-pay settlements, and buyouts and buydowns of gas sales contracts with natural gas pipelines. Panhandle Eastern Pipe Line and Trunkline, with respect to certain producer contract settlements, may be contractually required to reimburse or, in some instances, to indemnify producers against such royalty claims. The potential liability of the producers to the government and of the pipelines to the producers involves complex issues of law and fact which are likely to take substantial time to resolve. If required to reimburse or indemnify the producers, Panhandle Eastern Pipe Line and Trunkline may file with FERC to recover a portion of these costs from pipeline customers. Management believes these commitments and contingencies will not have a material adverse effect on consolidated results of operations, liquidity or financial position. At March 31, 2003 and 2002, Panhandle has accrued approximately $14 million in Non-current Liabilities on the Consolidated Balance Sheet related to this matter.

In May 2001, Panhandle provided a guaranty related to project financing associated with its investment in Centennial in an amount up to $50 million during the initial operating period of the project. Due to rating agency downgrades of Panhandle's debt, the Centennial lender required additional credit support from Panhandle. On September 27, 2002 Panhandle's partners provided credit support of $25 million each in the form of guarantees to the Centennial lender to cover Panhandle's $50 million obligation. The partners were paid credit fees by Panhandle on the outstanding balance of the guarantees for the periods for which they were in effect. On February 10, 2003, Panhandle sold its one-third equity interest in Centennial for $40 million to Centennial's two other partners, MAPL and TEPPCO. Panhandle has been released by MAPL, TEPPCO and the lenders for any liabilities related to Panhandle's $50 million parent guaranty of the project debt.

In November 2001, in conjunction with the Guardian project, Panhandle provided a $60 million guaranty related to project financing during the construction and initial operating period of the project. The guaranty is released when Guardian reaches certain operational and financial targets. Due to rating agency downgrades of Panhandle's debt, the Guardian lender assessed credit fees and required additional credit support from Panhandle. In October 2002, Panhandle provided a letter of credit to the lenders which constitutes acceptable credit support under the Guardian financing agreement. This letter of credit was cash collateralized by Panhandle with approximately $63 million which, including accumulated interest, is reflected as Restricted Cash on the Consolidated Balance Sheet at December 31, 2002. On March 10, 2003, Panhandle's ownership interest in Guardian was transferred back to CMS Gas Transmission (see Note 5, Related Party Transactions). Panhandle was also released from the guarantee obligations associated with the Guardian non-recourse debt as of March 10, 2003, by the partners, Prudential and the other noteholders.

In December 2002 and January 2003, Panhandle secured short-term bank loans in the amounts of $30 million and $10 million, respectively, with interest payable at rates of LIBOR plus 4 percent. The loans are due the earlier of December 2003 or upon sale of Panhandle. The stock of most of Panhandle's subsidiaries were pledged as collateral for the loans, which were utilized to improve overall liquidity which had been reduced by various cash requirements.

Panhandle had received a waiver until April 30, 2003 to provide certified September 30, 2002 financial statements to the LNG Holdings lenders under that credit facility. Panhandle has since satisfied that requirement. Panhandle also received a waiver until June 30, 2003 of a requirement to provide certain documentation. Should it be unable to execute the required documents by the timing indicated, LNG Holdings could be declared to be in default under its credit facility and the debt thereunder could be accelerated and become immediately due and payable.

Occasionally, Panhandle will purchase surety bonds to indemnify third parties for unforeseen events which may occur in the course of construction or repair projects. As of March 31, 2003, Panhandle has purchased $2 million of these surety bonds.

SALE OF PANHANDLE

On May 12, 2003, CMS Energy and Southern Union Company entered into an amendment to the original stock purchase agreement executed in December 2002, related to Southern Union's acquisition of Panhandle. For further information, see Note 1, Corporate Structure.

                      (This page intentionally left blank)

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

CMS ENERGY

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CMS ENERGY CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONSUMERS

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CONSUMERS' ENERGY COMPANY'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's, Consumers' and Panhandle's respective Form 10-Ks for the year ended December 31, 2002. Reference is also made to the Condensed Notes to the Consolidated Financial Statements, in particular Note 4 - Uncertainties for CMS Energy, Note 2, Uncertainties for Consumers, and Note 7 - Commitments and Contingencies for Panhandle, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS

The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS MST, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors who will serve as an independent litigation committee to determine whether it is in the best interest of the company to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

CMS ENERGY AND CONSUMERS

EMPLOYMENT RETIREMENT INCOME SECURITY ACT ("ERISA") CLASS ACTION LAWSUITS

CMS Energy is a named defendant, along with Consumers, CMS MS&T and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employee's Savings and Incentive Plan (the "Plan"). The two cases, filed in July 2002 in the U.S. District Court, were consolidated by the trial judge, and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be vigorously defended. CMS Energy and Consumers cannot predict the outcome of this litigation.

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The defendants named in the amended and consolidated class action complaint consist of CMS Energy, Consumers, certain officers and directors of CMS Energy and its affiliates, and certain underwriters of CMS Energy securities. The purported class period is from May 1, 2000 through and including March 31, 2003. The amended and consolidated class action complaint seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition. The companies intend to vigorously defend against this action but cannot predict the outcome of this litigation.

CMS ENERGY, CONSUMERS AND PANHANDLE

ENVIRONMENTAL MATTERS: CMS Energy, Consumers, Panhandle and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, CMS Energy, Consumers and Panhandle believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See CMS Energy's, Consumers' and Panhandle's MANAGEMENT'S DISCUSSION AND ANALYSIS; and CMS Energy's, Consumers' and Panhandle's CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 5. OTHER INFORMATION

A shareholder who wishes to submit a proposal for consideration at the CMS Energy 2004 Annual Meeting pursuant to the applicable rules of the SEC must send the proposal to reach CMS' Corporate Secretary on or before December 24, 2003. In any event if CMS has not received written notice of any matter to be proposed at that meeting by March 8, 2004, the holders of the proxies may use their discretionary voting authority on any such matter. The proposals should be addressed to: Mr. Michael D. VanHemert, Corporate Secretary, One Energy Plaza, Jackson, Michigan 49201.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  LIST OF EXHIBITS

(3)               By-Laws of Consumers Energy Company

(4)(a) 87th Supplemental Indenture, dated as of March 26, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(b) 88th Supplemental Indenture, dated as of March 27, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(c) 89th Supplemental Indenture, dated as of March 28, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(d) 90th Supplemental Indenture, dated as of April 30, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(e) $140 million Term Loan Agreement dated March 26, 2003 between Consumers Energy Company and the Bank/Agent, as defined therein

(4)(f) $250 million Revolving Credit Facility dated March 27, 2003 among Consumers Energy Company, the Banks, the Agent, and the Co-Documentation Agents, all as defined therein

(4)(g) $150 million Term Loan Agreement dated March 28, 2003 among Consumers Energy Company, the Banks, and the Agent, all as defined therein

(4)(h) $409 million Second Amended and Restated Credit Facility dated March 30, 2003 among CMS Energy Corporation, the Banks, and the Administrative Agent/Collateral Agent, all as defined therein

(4)(i) $441 million Revolving Credit Facility dated March 30, 2003 among CMS Enterprises Company as Borrower, CMS Energy Corporation as the Loan Party, the Banks, and the Administrative Agent/Collateral Agent, all as defined therein

(4)(j) $75 million Revolving Credit Facility dated April 21, 2003 among CMS Enterprises Company as Borrower, CMS Energy Corporation as the Loan Party, the Banks, and the Administrative Agent/Collateral Agent, all as defined therein

(10)(a) Stock Purchase Agreement by and among CMS Gas Transmission Company, AIG Highstar Capital, L.P., AIG Highstar II Funding Corp., Southern Union Company and Southern Union Panhandle Corp. dated as of December 21, 2002 (Filed as Exhibit 10.1 to Form 8-K filed December 22, 2002)

(10)(b) Amended and Restated Stock Purchase Agreement by and among CMS Gas Transmission Company, Southern Union Company and Southern Union Panhandle Corp. dated as of May 12, 2003

(10)(c) Shareholder Agreement by and between CMS Gas Transmission Company and Southern Union Company dated as of May 12, 2003

(10)(d) Amendment Agreement by and among CMS Gas Transmission Company, AIG Highstar Capital, L.P., AIG Highstar II Funding Corp., Southern Union Company and Southern Union Panhandle Corp. dated as of May 12, 2003

(12) CMS Energy: Statements regarding computation of Ratio of Earnings to Fixed Charges

(99)(a) CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)(b) Consumers Energy Company's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)(c) Panhandle Eastern Pipe Line Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

CMS ENERGY

During 1st Quarter 2003, CMS Energy filed reports of Form 8-K on January 24, 2003, February 21, 2003, March 5, 2003 and March 13, 2003 covering matters pursuant to ITEM 5. OTHER EVENTS.

CONSUMERS

During 1st Quarter 2003, Consumers filed reports of Form 8-K on January 24, 2003, February 21, 2003, March 5, 2003 and March 13, 2003 covering matters pursuant to ITEM 5. OTHER EVENTS.


PANHANDLE

During 1st Quarter 2003, Panhandle filed reports of Form 8-K on January 24, 2003, February 21, 2003 and March 13, 2003 covering matters pursuant to ITEM 5. OTHER EVENTS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                              CMS ENERGY CORPORATION
                                                   (Registrant)


Dated:  May 13, 2003        By:              /s/  Thomas J.  Webb
                               -------------------------------------------------
                                                   Thomas J. Webb
                                            Executive Vice President and
                                               Chief Financial Officer


                                            CONSUMERS ENERGY COMPANY
                                                  (Registrant)


Dated:  May 13, 2003        By:              /s/  Thomas J.  Webb
                               -------------------------------------------------
                                                   Thomas J. Webb
                                            Executive Vice President and
                                               Chief Financial Officer



                                       PANHANDLE EASTERN PIPE LINE COMPANY
                                                (Registrant)

Dated:  May 13, 2003        By:              /s/  Thomas J.  Webb
                               -------------------------------------------------
                                                   Thomas J. Webb
                                            Executive Vice President and
                                               Chief Financial Officer

                        CERTIFICATION OF KENNETH WHIPPLE

I, Kenneth Whipple, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of CMS Energy Company;

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


Dated:  May 13, 2003              By:    /s/  Kenneth Whipple
                                     ---------------------------------------
                                              Kenneth Whipple
                                         Chairman of the Board and
                                         Chief Executive Officer

                         CERTIFICATION OF THOMAS J. WEBB


I, Thomas J. Webb, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of CMS Energy Company;

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

Dated:  May 13, 2003              By:    /s/  Thomas J. Webb
                                     ---------------------------------------
                                              Thomas J. Webb
                                       Executive Vice President and
                                         Chief Financial Officer

                        CERTIFICATION OF KENNETH WHIPPLE



I, Kenneth Whipple, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Consumers Energy Company;

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

Dated:  May 13, 2003              By:    /s/  Kenneth Whipple
                                     ---------------------------------------
                                              Kenneth Whipple
                                         Chairman of the Board and
                                         Chief Executive Officer

                        CERTIFICATION OF THOMAS J. WEBB



I, Thomas J. Webb, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Consumers Energy Company;

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

Dated:  May 13, 2003              By:    /s/  Thomas J. Webb
                                     ---------------------------------------
                                              Thomas J. Webb
                                       Executive Vice President and
                                         Chief Financial Officer

                      CERTIFICATION OF CHRISTOPHER A. HELMS



I, Christopher A. Helms, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Panhandle Eastern Pipe Line Company;

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


Dated:  May 13, 2003              By:    /s/ Christopher A. Helms
                                     ---------------------------------------
                                             Christopher A. Helms
                                                 President and
                                           Chief Executive Officer

                         CERTIFICATION OF THOMAS J. WEBB



I, Thomas J. Webb, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Panhandle Eastern Pipe Line Company;

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



Dated:  May 13, 2003              By:    /s/  Thomas J. Webb
                                     ---------------------------------------
                                              Thomas J. Webb
                                       Executive Vice President and
                                         Chief Financial Officer

                  CMS ENERGY, CONSUMERS AND PANHANDLE EXHIBITS


EXHIBIT NUMBER                       DESCRIPTION
--------------                       -----------

         (3)      By-Laws of Consumers Energy Company

         (4)(a) 87th Supplemental Indenture, dated as of March 26, 2003 between Consumers Energy Company and JPMorgan Chase Bank as Trustee

         (4)(b) 88th Supplemental Indenture, dated as of March 27, 2003 between Consumers Energy Company and JPMorgan Chase Bank as Trustee

         (4)(c) 89th Supplemental Indenture, dated as of March 28, 2003 between Consumers Energy Company and JPMorgan Chase Bank as Trustee

         (4)(d) 90th Supplemental Indenture, dated as of April 30, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

         (4)(e) $140 million Term Loan Agreement dated March 26, 2003 between Consumers Energy Company and the Bank/Agent, as defined therein

         (4)(f) $250 million Revolving Credit Facility dated March 27, 2003 among Consumers Energy Company, the Banks, the Agent, and the Co-Documentation Agents, all as defined therein

         (4)(g) $150 million Term Loan Agreement dated March 28, 2003 among Consumers Energy Company, the Banks, and the Agent, all as defined therein

         (4)(h) $409 million Second Amended and Restated Credit Facility dated March 30, 2003 among CMS Energy Corporation, the Banks, and the Administrative Agent/Collateral Agent, all as defined therein

         (4)(i) $441 million Revolving Credit Facility dated March 30, 2003 among CMS Enterprises Company as Borrower, CMS Energy Corporation as the Loan Party, the Banks, and the Administrative Agent/Collateral Agent, all as defined therein

         (4)(j) $75 million Revolving Credit Facility dated April 21, 2003 among CMS Enterprises Company as Borrower, CMS Energy Corporation as the Loan Party, the Banks, and the Administrative Agent/Collateral Agent, all as defined therein

         (10)(a) Stock Purchase Agreement by and among CMS Gas Transmission Company, AIG Highstar Capital, L.P., AIG Highstar II Funding Corp., Southern Union Company and Southern Union Panhandle Corp. dated as of December 21, 2002 (Filed as Exhibit 10.1 to Form 8-K filed December 22, 2002)

         (10)(b) Amended and Restated Stock Purchase Agreement by and among CMS Gas Transmission Company, Southern Union Company and Southern Union Panhandle Corp. dated as of May 12, 2003

         (10)(c) Shareholder Agreement by and between CMS Gas Transmission Company and Southern Union Company dated as of May 12, 2003

         (10)(d) Amendment Agreement by and among CMS Gas Transmission Company, AIG Highstar Capital, L.P., AIG Highstar II Funding Corp., Southern Union Company and Southern Union Panhandle Corp. dated as of May 12, 2003

         (12) CMS Energy Statements regarding computation of Ratio of Earnings to Fixed Charges

         (99)(a) CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (99)(b) Consumers Energy Company's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (99)(c) Panhandle Eastern Pipe Line Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002