Form 10-Q/A
period 2003-03-31
CONSUMERS ENERGY CO
filed 2003-05-15
CIK 201533

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
-------------------------------------------------------------------------------------------


     1-5611                 CONSUMERS ENERGY COMPANY                        38-0442310
                            (A Michigan Corporation)
                    One Energy Plaza, Jackson, Michigan 49201
                                 (517) 788-0550


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]



Number of shares outstanding of each of the issuer's classes of common stock at May 1, 2003:

CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy 84,108,789

================================================================================

                            CONSUMERS ENERGY COMPANY


              QUARTERLY REPORT ON FORM 10-Q/A TO THE UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                                EXPLANATORY NOTE

This Form 10-Q/A amends Consumers' quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, which was filed with the SEC on May 14, 2003. As discussed below, Consumers' Consolidated Balance Sheets and Consolidated Statements of Common Stockholder's Equity for the quarterly period ending March 31, 2003 have been restated to reflect a March 2003 common dividend declaration.

In March 2003, Consumers Board of Directors declared a $31 million common dividend to CMS Energy, payable in May 2003. Consumers' Consolidated Balance Sheets and Consolidated Statements of Common Stockholder's Equity filed in the Form 10-Q for the quarterly period ended March 31, 2003 did not reflect this dividend declaration. Therefore, Consumers has restated its March 31, 2003 Consolidated Balance Sheets and Consolidated Statements of Common Stockholder's Equity to reflect this dividend declaration.

There is no impact on the CMS Energy Corporation or Panhandle Eastern Pipeline Company Form 10-Q for the quarterly period ended March 31, 2003 regarding this issue and they are not being amended.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the March 31, 2003 Form 10-Q except as required to reflect the effects of the restatement.

                            CONSUMERS ENERGY COMPANY

                     QUARTERLY REPORT ON FORM 10-Q/A TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
Glossary.........................................................................................        4

PART I:  FINANCIAL INFORMATION

     Management's Discussion and Analysis
          Forward-Looking Statements and Risk Factors............................................   CE - 1
          Critical Accounting Policies...........................................................   CE - 1
          Results of Operations..................................................................   CE - 9
          Capital Resources and Liquidity........................................................   CE - 11
          Outlook................................................................................   CE - 13
          Other Matters..........................................................................   CE - 22
     Consolidated Financial Statements
          Consolidated Statements of Income......................................................   CE - 24
          Consolidated Statements of Cash Flows..................................................   CE - 25
          Consolidated Balance Sheets............................................................   CE - 26
          Consolidated Statements of Common Stockholder's Equity.................................   CE - 28
          Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure and Summary of Significant Accounting Policies.................   CE - 31
          2.  Uncertainties......................................................................   CE - 33
          3.  Financings and Capitalization......................................................   CE - 45
          4.  Financial and Derivative Instruments...............................................   CE - 48
          5.  Implementation of New Accounting Standards.........................................   CE - 51
          6.  Restatement........................................................................   CE - 53

Quantitative and Qualitative Disclosures about Market Risk.......................................   CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings...................................................................   CO - 1
     Item 5. Other Information...................................................................   CO - 2
     Item 6. Exhibits and Reports on Form 8-K....................................................   CO - 3
     Signatures..................................................................................   CO - 5

                                    GLOSSARY

   Certain terms used in the text and financial statements are defined below.

ALJ....................................... Administrative Law Judge
APB....................................... Accounting Principles Board
APB Opinion No. 18.......................  APB Opinion No. 18, "The Equity Method of Accounting for
                                           Investments in Common Stock"
APB Opinion No. 20........................ APB Opinion No. 20, "Accounting Changes"
APB Opinion No. 30........................ APB Opinion No. 30, "Reporting Results of Operations --
                                           Reporting the Effects of Disposal of a Segment of a Business"
Accumulated Benefit Obligation............ The liabilities of a pension plan based on service and pay to date. This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases
Alliance.................................. Alliance Regional Transmission Organization
ARO....................................... Asset Retirement Obligation

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

EITF...................................... Emerging Issues Task Force
Enterprises............................... CMS Enterprises Company, a subsidiary of CMS Energy
EPA....................................... U.S. Environmental Protection Agency
EPS....................................... Earnings per share
ERISA..................................... Employee Retirement Income Security Act
Ernst & Young............................. Ernst & Young LLP

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

INGAA .................................... Interstate Natural Gas Association of America
IPP....................................... Independent Power Producer

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

MACT.......................................Maximum Achievable Control Technology
MAPL...................................... Marathon Ashland Petroleum, LLC, partner in Centennial mcf....................................... Thousand cubic feet
MCV Facility.............................. A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership........................... Midland Cogeneration Venture Limited Partnership in which
                                           Consumers has a 49 percent interest through CMS Midland
MD&A...................................... Management's Discussion and Analysis

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

NEIL...................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC....................................... Nuclear Management Company, LLC, formed in 1999 by Northern
                                           States Power Company (now Xcel Energy Inc.), Alliant Energy,
                                           Wisconsin Electric Power Company, and Wisconsin Public
                                           Service Company to operate and manage nuclear generating
                                           facilities owned by the four utilities
NOPR...................................... Notice of Proposed Rulemaking
NRC....................................... Nuclear Regulatory Commission

OATT...................................... Open Access Transmission Tariff
OPEB...................................... Postretirement benefit plans other than pensions for retired employees

Palisades................................. Palisades nuclear power plant, which is owned by Consumers
Panhandle................................. Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings.  Panhandle is a wholly owned
                                           subsidiary of CMS Gas Transmission
Panhandle Eastern Pipe Line............... Panhandle Eastern Pipe Line Company, a wholly owned subsidiary of CMS Gas Transmission
PCB....................................... Polychlorinated biphenyl
Pension Plan.............................. The trusteed, non-contributory, defined benefit pension plan of  Panhandle, Consumers and CMS Energy
Powder River.............................. CMS Oil & Gas previously owned a significant interest in coalbed methane fields or projects developed within the
                                           Powder River Basin which spans the border between Wyoming and
                                           Montana.  The Powder River properties have been sold and
                                           reported as a discontinued operation for the three months
                                           ended March 31, 2002
PPA....................................... The Power Purchase Agreement between Consumers and the MCV
                                           Partnership with a 35-year term commencing in March 1990
Price Anderson Act........................ Price Anderson Act, enacted in 1957 as an amendment to the
                                           Atomic Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the
                                           U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents
PSCR...................................... Power supply cost recovery
PURPA..................................... Public Utility Regulatory Policies Act of 1978

RTO....................................... Regional Transmission Organization
SEC....................................... U.S. Securities and Exchange Commission

Securitization............................ A financing method authorized by statute and approved by the MPSC which allows a utility to set aside and pledge a portion of the rate payments received by its customers for the repayment of
                                           Securitization bonds issued by a special purpose entity affiliated with such utility
SERP...................................... Supplemental Executive Retirement Plan
SFAS...................................... Statement of Financial Accounting Standards
SFAS No. 5................................ SFAS No. 5, "Accounting for Contingencies"
SFAS No. 34............................... SFAS No. 34, "Capitalization of Interest Cost"
SFAS No. 52............................... SFAS No. 52, "Foreign Currency Translation"
SFAS No. 71............................... SFAS No. 71, "Accounting for the Effects of Certain Types of
                                           Regulation"
SFAS No. 87............................... SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106.............................. SFAS No. 106, "Employers' Accounting for Postretirement
                                           Benefits Other Than Pensions"
SFAS No. 115.............................. SFAS No. 115, "Accounting for Certain Investments in Debt and
                                           Equity Securities"
SFAS No. 123.............................. SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133.............................. SFAS No. 133, "Accounting for Derivative Instruments and
                                           Hedging Activities, as amended and interpreted"
SFAS No. 142.............................. SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143.............................. SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.............................. SFAS No. 144, "Accounting for the Impairment or Disposal of
                                           Long-Lived Assets"
SFAS No. 145.............................. SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and
                                           64, Amendment of FASB Statement No. 13, and Technical
                                           Corrections"
SFAS No. 146.............................. SFAS No. 146, "Accounting for Costs Associated with Exit or
                                           Disposal Activities"
SFAS No. 148.............................. SFAS No. 148, "Accounting for Stock-Based Compensation --
                                           Transition and Disclosure"
SIPS...................................... State Implementation Plans
Southern Union............................ Southern Union Company, a non-affiliated company
Special Committee......................... A special committee of independent directors, established by
                                           CMS Energy's Board of Directors, to investigate matters
                                           surrounding round-trip trading
Stranded Costs............................ Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be
                                           recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.
                                           These costs could include owned and purchased generation and regulatory assets
Superfund................................. Comprehensive Environmental Response, Compensation and
                                           Liability Act

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

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  MARCH 31                        MARCH 31
                                                                            2003     DECEMBER 31            2002
                                                                     (UNAUDITED)            2002     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                     (As Restated)
                                                                     (See Note 6)
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                                $7,356          $7,523          $7,733
  Gas                                                                      2,787           2,719           2,625
  Other                                                                       21              23              21
                                                                        ----------------------------------------
                                                                          10,164          10,265          10,379
  Less accumulated depreciation, depletion and amortization                5,267           5,900           6,022
                                                                         ---------------------------------------
                                                                           4,897           4,365           4,357
Construction work-in-progress                                                487             548             532
                                                                         ---------------------------------------
                                                                           5,384           4,913           4,889
----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         10              22              54
  First Midland Limited Partnership                                          259             255             257
  Midland Cogeneration Venture Limited Partnership                           405             388             316
  Consumers Nuclear Services, LLC                                              2               2               2
                                                                         ---------------------------------------
                                                                             676             667             629
----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market     490             271              28
  Accounts receivable and accrued revenue, less allowances
     of $5, $4 and $3, respectively                                          279             236             183
  Accounts receivable - related parties                                       15              13              15
  Inventories at average cost
  Gas in underground storage                                                 256             486             378
  Materials and supplies                                                      74              71              69
  Generating plant fuel stock                                                 26              37              50
  Deferred property taxes                                                    117             142             120
  Regulatory assets                                                           19              19              19
  Other                                                                       53              38              18
                                                                        ----------------------------------------
                                                                           1,329           1,313             880
----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitized costs                                                        678             689             714
    Postretirement benefits                                                  180             185             203
    Abandoned Midland Project                                                 11              11              11
    Other                                                                    233             168             171
  Nuclear decommissioning trust funds                                        529             536             576
  Other                                                                      199             218             154
                                                                         ---------------------------------------
                                                                           1,830           1,807           1,829
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $9,219          $8,700          $8,227
================================================================================================================


STOCKHOLDERS' INVESTMENT AND LIABILITIES                                MARCH 31                        MARCH 31
                                                                            2003     DECEMBER 31            2002
                                                                     (UNAUDITED)            2002     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                   (As Restated)                     In Millions
                                                                    (See Note 6)
CAPITALIZATION
  Common stockholder's equity
    Common stock                                                         $   841         $   841         $   841
    Paid-in capital                                                          682             682             782
    Other Comprehensive Income                                              (175)           (179)              9
    Retained earnings since December 31, 1992                                535             545             467
                                                                         ---------------------------------------
                                                                           1,883           1,889           2,099
  Preferred stock                                                             44              44              44
  Company-obligated mandatorily redeemable preferred securities
    of subsidiaries (a)                                                      490             490             490
  Long-term debt                                                           2,724           2,442           2,433
  Non-current portion of capital leases                                      121             116              85
                                                                        ----------------------------------------
                                                                           5,262           4,981           5,151
----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       290             318             253
  Notes payable                                                              252             457             150
  Notes payable- CMS Energy                                                    -               -             157
  Accounts payable                                                           252             261             249
  Accrued taxes                                                              161             214             161
  Accounts payable - related parties                                          88              84              97
  Deferred income taxes                                                       29              25              23
  Current portion of purchased power contracts                                26              26              24
  Other                                                                      198             200             234
                                                                         ---------------------------------------
                                                                           1,296           1,585           1,348
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      961             949             808
  Postretirement benefits                                                    566             563             239
  Regulatory liabilities for income taxes, net                               311             297             276
  Other Regulatory liabilities                                               152               4
  Asset Retirement Obligation                                                364               -               -
  Power purchase agreement - MCV Partnership                                  21              27              47
  Deferred investment tax credit                                              89              91             100
  Other                                                                      197             203             258
                                                                         ---------------------------------------
                                                                           2,661           2,134           1,728
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                            $9,219          $8,700          $8,227
================================================================================================================

(a)  See Note 3, Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
MARCH 31                                                                                       2003             2002
--------------------------------------------------------------------------------------------------------------------
                                                                                          (As Restated)  In Millions
                                                                                           (See Note 6)


COMMON STOCK
   At beginning and end of period (a)                                                        $  841          $   841
--------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
   At beginning of period                                                                       682              632
   Stockholder's contribution                                                                     -              150
                                                                                               ---------------------
      At end of period                                                                          682              782
--------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME
   Minimum Pension Liability
       At beginning of period                                                                  (185)               -
       Minimum liability pension adjustments                                                      -                -
                                                                                               ---------------------
       At end of period                                                                        (185)               -
                                                                                               ---------------------

    Investments
       At beginning of period                                                                     1               16
       Unrealized loss on investments (b)                                                         -               (3)
                                                                                               ---------------------
       At end of period                                                                           1               13
                                                                                               ---------------------

     Derivative Instruments (c)
       At beginning of period                                                                     5              (12)
       Unrealized gain on derivative instruments (b)                                              7                5
       Reclassification adjustments included in net income (b)                                   (3)               3
                                                                                               ---------------------
       At end of period                                                                           9               (4)
--------------------------------------------------------------------------------------------------------------------

  RETAINED EARNINGS
       At beginning of period                                                                   545              441
       Net income (b)                                                                           110               92
       Cash dividends declared- Common Stock                                                   (109)             (55)
       Preferred securities distributions                                                       (11)             (11)
                                                                                               ---------------------
         At end of period                                                                       535              467
--------------------------------------------------------------------------------------------------------------------

   TOTAL COMMON STOCKHOLDER'S EQUITY                                                         $1,883           $2,099
====================================================================================================================

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

         The accompanying notes are an integral part of these statements

                      (This page intentionally left blank)

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Consumer's Consolidated Balance Sheets and Consolidated Statements of Common Stockholder's Equity for the quarterly period ended March 31, 2003 have been restated, as discussed in Note 6, Restatement, to reflect a March 2003 common dividend declaration.

Except for the addition of Note 6, the following notes to the consolidated financial statements have not been modified.

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

6.  RESTATEMENT

In March 2003, Consumers' Board of Directors declared a $31 million common dividend to CMS Energy, payable in May 2003. Consumers' Consolidated Balance Sheets and Consolidated Statements of Common Stockholder's Equity filed in Form 10-Q for the quarterly period ended March 31, 2003 did not reflect this dividend declaration. Therefore, Consumers has restated its March 31, 2003 Consolidated Balance Sheets and Consolidated Statements of Common Stockholder's Equity to reflect this dividend declaration.

The financial statement items affected by the reflection of this dividend declaration are shown below:

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
                                        March 31, 2003               December 31, 2002              March 31, 2002
                                          (Unaudited)                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------------------
In Millions                        As Reported    As Restated    As Reported    As Restated    As Reported    As Restated
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDER'S
INVESTMENT AND
LIABILITIES
CAPITALIZATION
Common stockholder's equity
Retained earnings since
  December 31, 1992                $  566         $  535         $  545         $  545         $  467         $  467

Total common stockholder's
  equity                            1,914          1,883          1,889          1,889          2,099          2,099

Total Capitalization                5,293          5,262          4,981          4,981          5,151          5,151

CURRENT LIABILITIES
Other                                 167            198            200            200            234            234

Total Current Liabilities           1,265          1,296          1,585          1,585          1,348          1,348



CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)                             IN MILLIONS
----------------------------------------------------------------------------------------------------------
                                               Three Months Ended 2003            Three Months Ended 2002
March 31                                     As Reported    As Restated         As Reported    As Restated
----------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Cash dividends declared-Common Stock         $  (78)        $ (109)             $  (55)        $  (55)
At end of period                                566            535                 467            467

Total Common Stockholder's Equity            $1,914         $1,883              $2,099         $2,099

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

CONSUMERS

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CONSUMERS' ENERGY COMPANY'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in Consumers' Form 10-K for the year ended December 31, 2002. Reference is also made to the Condensed Notes to the Consolidated Financial Statements, in particular Note 2, Uncertainties for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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

ENVIRONMENTAL MATTERS: Consumers, and its subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on its present knowledge and subject to future legal and factual developments, Consumers believes that it is unlikely that these actions, individually or in total, will have a material adverse effect on its financial condition. See Consumers' MANAGEMENT'S DISCUSSION AND ANALYSIS; and Consumers' CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  LIST OF EXHIBITS

(3)    *          By-Laws of Consumers Energy Company

(4)(a) * 87th Supplemental Indenture, dated as of March 26, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(b) * 88th Supplemental Indenture, dated as of March 27, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(c) * 89th Supplemental Indenture, dated as of March 28, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(d) * 90th Supplemental Indenture, dated as of April 30, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(e) * $140 million Term Loan Agreement dated March 26, 2003 between Consumers Energy Company and the Bank/Agent, as defined therein

(4)(f) * $250 million Revolving Credit Facility dated March 27, 2003 among Consumers Energy Company, the Banks, the Agent, and the Co-Documentation Agents, all as defined therein

(4)(g) * $150 million Term Loan Agreement dated March 28, 2003 among Consumers Energy Company, the Banks, and the Agent, all as defined therein

(99)(a) Consumers Energy Company's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------
* Filed as an Exhibit to Consumers Energy Company's Form 10-Q filed on May 14, 2003.

(B) REPORTS ON FORM 8-K

During 1st Quarter 2003, Consumers filed reports of Form 8-K on January 24, 2003, February 21, 2003, March 5, 2003 and March 13, 2003 covering matters pursuant to ITEM 5. OTHER EVENTS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CONSUMERS ENERGY COMPANY


Dated:  May 15, 2003        By:              /s/  Thomas J.  Webb
                               -------------------------------------------------
                                                   Thomas J. Webb
                                            Executive Vice President and
                                               Chief Financial Officer

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

Dated:  May 15, 2003              By:    /s/  Kenneth Whipple
                                     ---------------------------------------
                                              Kenneth Whipple
                                         Chairman of the Board and
                                         Chief Executive Officer

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

Dated:  May 15, 2003              By:    /s/  Thomas J. Webb
                                     ---------------------------------------
                                              Thomas J. Webb
                                       Executive Vice President and
                                         Chief Financial Officer

                                    EXHIBITS


EXHIBIT NUMBER                       DESCRIPTION
--------------                       -----------

    (3)     *     By-Laws of Consumers Energy Company

    (4)(a)  *     87th Supplemental Indenture, dated as of March 26, 2003
                  between Consumers Energy Company and JPMorgan Chase Bank as
                  Trustee

    (4)(b)  *     88th Supplemental Indenture, dated as of March 27, 2003
                  between Consumers Energy Company and JPMorgan Chase Bank as
                  Trustee

    (4)(c)  *     89th Supplemental Indenture, dated as of March 28, 2003
                  between Consumers Energy Company and JPMorgan Chase Bank as
                  Trustee

    (4)(d)  *     90th Supplemental Indenture, dated as of April 30, 2003,
                  between Consumers Energy Company and JPMorgan Chase Bank as
                  Trustee

    (4)(e)  *     $140 million Term Loan Agreement dated March 26, 2003 between
                  Consumers Energy Company and the Bank/Agent, as defined therein

    (4)(f)  *     $250 million Revolving Credit Facility dated March 27, 2003 among Consumers Energy Company, the Banks, the Agent, and the Co-Documentation Agents, all as defined therein

    (4)(g)  *     $150 million Term Loan Agreement dated March 28, 2003 among
                  Consumers Energy Company, the Banks, and the Agent, all as defined therein

    (99)(a) Consumers Energy Company's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
* Filed as an Exhibit to Consumers Energy Company's Form 10-Q filed on May 14, 2003.