Form 10-Q
period 2003-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2003-08-14
CIK 201533, 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to
                                              --------    --------

   Commission                          Registrant; State of Incorporation;                        IRS Employer
   File Number                            Address; and Telephone Number                        Identification No.
-----------------------------------------------------------------------------------------------------------------

     1-9513                                  CMS ENERGY CORPORATION                                38-2726431
                                            (A Michigan Corporation)
                                    One Energy Plaza, Jackson, Michigan 49201
                                                (517) 788-0550

     1-5611                                 CONSUMERS ENERGY COMPANY                               38-0442310
                                            (A Michigan Corporation)
                                    One Energy Plaza, Jackson, Michigan 49201
                                                (517) 788-0550

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
CMS ENERGY CORPORATION:  Yes [X] No [ ]
CONSUMERS ENERGY COMPANY:  Yes [ ] No [X]


Number of shares outstanding of each of the issuer's classes of common stock at August 1, 2003:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                                              144,075,233
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy Corporation                        84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED JUNE 30, 2003

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

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Critical Accounting Policies.................................................................... CMS- 1
          Results of Operations........................................................................... CMS-14
          Capital Resources and Liquidity................................................................. CMS-19
          Outlook......................................................................................... CMS-25
          Other Matters................................................................................... CMS-39
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CMS-43
          Consolidated Statements of Cash Flows........................................................... CMS-45
          Consolidated Balance Sheets..................................................................... CMS-47
          Consolidated Statements of Common Stockholders' Equity.......................................... CMS-49
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Summary of Significant Accounting Policies......................... CMS-50
          2.   Asset Sales and Restructuring.............................................................. CMS-53
          3.   Discontinued Operations.................................................................... CMS-56
          4.   Uncertainties.............................................................................. CMS-59
          5.   Short-Term and Long-Term Financings and Capitalization..................................... CMS-78
          6.   Earnings Per Share......................................................................... CMS-85
          7.   Risk Management Activities and Financial Instruments....................................... CMS-86
          8.   Equity Method Investments.................................................................. CMS-90
          9.   Reportable Segments........................................................................ CMS-91
         10.   Adoption of New Accounting Standards....................................................... CMS-92

                                               TABLE OF CONTENTS
                                                  (CONTINUED)



                                                                                                              Page
                                                                                                              ----
Consumers Energy Company
     Management's Discussion and Analysis
          Forward-Looking Statements and Risk Factors..................................................... CE - 1
          Critical Accounting Policies.................................................................... CE - 1
          Results of Operations........................................................................... CE - 10
          Capital Resources and Liquidity................................................................. CE - 13
          Outlook......................................................................................... CE - 17
          Other Matters................................................................................... CE - 26
     Consolidated Financial Statements
          Consolidated Statements of Income............................................................... CE - 28
          Consolidated Statements of Cash Flows........................................................... CE - 29
          Consolidated Balance Sheets..................................................................... CE - 30
          Consolidated Statements of Common Stockholder's Equity.......................................... CE - 32
          Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure and Summary of Significant Accounting Policies.......................... CE - 34
          2.  Uncertainties............................................................................... CE - 36
          3.  Financings and Capitalization............................................................... CE - 50
          4.  Financial and Derivative Instruments........................................................ CE - 53
          5.  Implementation of New Accounting Standards.................................................. CE - 56

Quantitative and Qualitative Disclosures about Market Risk................................................ CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings............................................................................ CO - 1
     Item 5. Other Information............................................................................ CO - 2
     Item 6. Exhibits and Reports on Form 8-K............................................................. CO - 3
     Signatures........................................................................................... CO - 4


                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

Accumulated Benefit Obligation..................... The liabilities of a pension plan based on service and pay to date.  This differs from the Projected Benefit Obligation
                                                    that is typically disclosed in that it does not reflect
                                                    expected future salary increases.
AEP................................................ American Electric Power, a non-affiliated company
ALJ................................................ Administrative Law Judge
Alliance........................................... Alliance Regional Transmission Organization
AMT................................................ Alternative minimum tax
APB................................................ Accounting Principles Board
APB Opinion No. 18................................. APB Opinion No. 18, "The Equity Method of Accounting for
                                                    Investments in Common Stock"
APB Opinion No. 20................................. APB Opinion No. 20, "Accounting Changes"
APB Opinion No. 30................................. APB Opinion No. 30, "Reporting Results of Operations --
                                                    Reporting the Effects of Disposal of a Segment of a Business"
APT................................................ Australian Pipeline Trust
ARO................................................ Asset retirement obligation
Attorney General................................... Michigan Attorney General

bcf................................................ Billion cubic feet
BG LNG Services.................................... BG LNG Services, Inc., a subsidiary of BG Group of the
                                                    United Kingdom
Big Rock........................................... Big Rock Point nuclear power plant, owned by Consumers
Board of Directors................................. Board of Directors of CMS Energy
Bookouts........................................... Unplanned netting of transactions from multiple contracts

Centennial......................................... Centennial Pipeline, LLC, in which Panhandle, formerly a wholly owned subsidiary of CMS Gas Transmission, owned a
                                                    one-third interest
CEO................................................ Chief Executive Officer
CFO................................................ Chief Financial Officer
Clean Air Act...................................... Federal Clean Air Act, as amended
CMS Electric and Gas............................... CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy......................................... CMS Energy Corporation, the parent of Consumers and
                                                    Enterprises
CMS Energy Common Stock............................ Common stock of CMS Energy, par value $.01 per share
CMS Field Services................................. CMS Field Services, formerly a wholly owned subsidiary of CMS
                                                    Gas Transmission.  The sale of this subsidiary closed
                                                    in July 2003.
CMS Gas Transmission............................... CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation..................................... CMS Generation Co., a subsidiary of Enterprises
CMS Holdings....................................... CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland........................................ CMS Midland Inc., a subsidiary of Consumers


CMS MST............................................ CMS Marketing, Services and Trading Company, a subsidiary of
                                                    Enterprises
CMS Oil and Gas.................................... CMS Oil and Gas Company, a subsidiary of Enterprises
CMS Pipeline Assets................................ CMS Enterprises pipeline assets in Michigan and Australia
CMS Viron.......................................... CMS Viron Energy Services, formerly a wholly owned subsidiary of CMS MST.  The sale of this subsidiary closed in July 2003.
Common Stock....................................... All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers.......................................... Consumers Energy Company, a subsidiary of CMS Energy
Consumers Receivables Funding II................... Consumers Receivables Funding II LLC, a wholly-owned subsidiary of Consumers
Court of Appeals................................... Michigan Court of Appeals
Customer Choice Act................................ Customer Choice and Electricity Reliability Act, a Michigan
                                                    statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers as of January 1,
                                                    2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison..................................... The Detroit Edison Company, a non-affiliated company
DIG................................................ Dearborn Industrial Generation, LLC, a wholly owned subsidiary of CMS Generation
DOE................................................ U.S. Department of Energy
Dow................................................ The Dow Chemical Company, a non-affiliated company
Duke Energy........................................ Duke Energy Corporation, a non-affiliated company

EITF............................................... Emerging Issues Task Force
El Chocon.......................................... The 1,200 MW hydro power plant located in Argentina, which
                                                    CMS Generation holds a 17.23 percent ownership interest
Enterprises........................................ CMS Enterprises Company, a subsidiary of CMS Energy
EPA................................................ U. S. Environmental Protection Agency
EPS................................................ Earnings per share
ERISA.............................................. Employee Retirement Income Security Act
Ernst & Young...................................... Ernst & Young LLP
Exchange Act....................................... Securities Exchange Act of 1934, as amended
FASB............................................... Financial Accounting Standards Board
FERC............................................... Federal Energy Regulatory Commission
FMB................................................ First Mortgage Bonds
FMLP............................................... First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility
FondElec........................................... FondElec Essential Services Growth Fund, an investment at
                                                    Enterprises, formed in 1997 to invest in companies whose
                                                    business is to invest in communications and utility
                                                    sectors, primarily in Latin America
FTC................................................ Federal Trade Commission

GCR................................................ Gas cost recovery
GTNs............................................... CMS Energy General Term Notes(R), $200 million Series D, $400 million Series E and $300 million Series F
Guardian........................................... Guardian Pipeline, LLC, in which CMS Gas Transmission owns a one-third interest
GWh................................................ Gigawatt-hour

Health Care Plan................................... The medical, dental, and prescription drug programs offered to eligible employees of Consumers and CMS Energy
HL Power........................................... H.L. Power Company, a California Limited Partnership, owner of the Honey Lake generation project in Wendel,
                                                    California

INGAA.............................................. Interstate Natural Gas Association of America
Integrum........................................... Integrum Energy Ventures, LLC
IPP................................................ Independent Power Production
ISO................................................ Independent System Operator
ITC................................................ Investment tax credit

JEC................................................ Jubail Energy Company
Jorf Lasfar........................................ The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Venture, Inc.

kWh................................................ Kilowatt-hour

LIBOR.............................................. London Inter-Bank Offered Rate
Loy Yang........................................... The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS
                                                    Generation holds a 50 percent ownership interest
LNG................................................ Liquefied natural gas
Ludington.......................................... Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

MACT............................................... Maximum Achievable Control Technology
MAPL............................................... Marathon Ashland Petroleum, LLC, partner in Centennial
Marysville......................................... CMS Marysville Gas Liquids Company, a Michigan corporation and a subsidiary of CMS Gas Transmission that holds a 100
                                                    percent interest in Marysville Fractionation Partnership and a 51 percent interest in St. Clair Underground Storage Partnership mcf................................................ Thousand cubic feet
MCV Facility....................................... A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership.................................... Midland Cogeneration Venture Limited Partnership in which
                                                    Consumers has a 49 percent interest through CMS Midland
MD&A............................................... Management's Discussion and Analysis
METC............................................... Michigan Electric Transmission Company, formerly a subsidiary of Consumers Energy and now an indirect
                                                    subsidiary of Trans-Elect

Michigan Gas Storage............................... Michigan Gas Storage Company, a former subsidiary of
                                                    Consumers that merged into Consumers in November 2002
Michigan Power..................................... CMS Generation Michigan Power, LLC, owner of the Kalamazoo
                                                    River Generating Station and the Livingston Generating Station
MISO............................................... Midwest Independent System Operator
Moody's............................................ Moody's Investors Service, Inc.
MPSC............................................... Michigan Public Service Commission
MSBT............................................... Michigan Single Business Tax
MTH................................................ Michigan Transco Holdings, Limited Partnership
MW................................................. Megawatts

NEIL............................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC................................................ Nuclear Management Company, LLC, formed in 1999 by Northern
                                                    States Power Company (now Xcel Energy Inc.), Alliant Energy,
                                                    Wisconsin Electric Power Company, and Wisconsin Public
                                                    Service Company to operate and manage nuclear generating
                                                    facilities owned by the four utilities
NOPR............................................... Notice of Proposed Rulemaking
NPS................................................ National Power Supply Company, Ltd., owner of two generating facilities in Thailand.  CMS Generation sold its 66.2 percent interest in NPS in 2002
NRC................................................ Nuclear Regulatory Commission
NYMEX.............................................. New York Mercantile Exchange

OATT............................................... Open Access Transmission Tariff
OPEB............................................... Postretirement benefit plans other than pensions for retired employees

Palisades.......................................... Palisades nuclear power plant, which is owned by Consumers
Panhandle.......................................... Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings.  Panhandle was a wholly owned
                                                    subsidiary of CMS Gas Transmission.  The sale of this
                                                    subsidiary closed in June 2003.
Panhandle Eastern Pipe Line........................ PanhandleEastern Pipe Line Company, formerly a wholly owned subsidiary of CMS Gas Transmission.  The sale of this
                                                    subsidiary closed in June 2003.
PCB................................................ Polychlorinated biphenyl
Pension Plan....................................... The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
PJM................................................ PJM Interconnection, a non-affiliated company

Powder River....................................... CMS Oil & Gas previously owned a significant interest in coalbed methane fields or projects developed within
                                                    the Powder River Basin which spans the border between
                                                    Wyoming and Montana. The Powder River properties have
                                                    been sold.
PPA................................................ The Power Purchase Agreement between Consumers and the MCV
                                                    Partnership with a 35-year term commencing in March 1990
Price Anderson Act................................. Price Anderson Act, enacted in 1957 as an amendment to the
                                                    Atomic Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the
                                                    U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR............................................... Power supply cost recovery
Public Act 141..................................... Public Act 141, Customer Choice and Electricity Reliability Act
Public Act 142..................................... Public Act 142, Securitization Act
PURPA.............................................. Public Utility Regulatory Policies Act of 1978

RTO................................................ Regional Transmission Organization

SEC................................................ U.S. Securities and Exchange Commission
Securitization..................................... A financing method authorized by statute and approved by the
                                                    MPSC which allows a utility to set aside and pledge a portion of the rate payments received by its customers for the
                                                    repayment of Securitization bonds issued by a special purpose entity affiliated with such utility
SERP............................................... Supplemental Executive Retirement Plan
SFAS............................................... Statement of Financial Accounting Standards
SFAS No. 5......................................... SFAS No. 5, "Accounting for Contingencies"
SFAS No. 34........................................ SFAS No. 34, "Capitalization of Interest Cost"
SFAS No. 52........................................ SFAS No. 52, "Foreign Currency Translation"
SFAS No. 71........................................ SFAS No. 71, "Accounting for the Effects of Certain Types of
                                                    Regulation"
SFAS No. 87........................................ SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 106....................................... SFAS No. 106, "Employers' Accounting for Postretirement
                                                    Benefits Other Than Pensions"
SFAS No. 115....................................... SFAS No. 115, "Accounting for Certain Investments in Debt and
                                                    Equity Securities"
SFAS No. 123....................................... SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133....................................... SFAS No. 133, "Accounting for Derivative Instruments and
                                                    Hedging Activities, as amended and interpreted"
SFAS No. 142....................................... SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143....................................... SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144....................................... SFAS No. 144, "Accounting for the Impairment or Disposal of
                                                    Long-Lived Assets"
SFAS No. 145....................................... SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and
                                                    64, Amendment of FASB Statement No. 13, and Technical
                                                    Corrections"
SFAS No. 146....................................... SFAS No. 146, "Accounting for Costs Associated with Exit or
                                                    Disposal Activities"

SFAS No. 148....................................... SFAS No. 148, "Accounting for Stock-Based Compensation --
                                                    Transition and Disclosure"
SFAS No. 149....................................... SFAS No. 149, "Amendment of Statement No. 133 on Derivative
                                                    Instruments and Hedging Activities"
SFAS No. 150....................................... SFAS No. 150, "Accounting for Certain Financial Instruments
                                                    with Characteristics of Both Liabilities and Equity"
SIPS............................................... State Implementation Plans
Southern Union..................................... Southern Union Company, a non-affiliated company
Special Committee.................................. A special committee of independent directors, established by
                                                    CMS Energy's Board of Directors, to investigate matters
                                                    surrounding round-trip trading
Stranded Costs..................................... Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be
                                                    recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.
                                                    These costs could include owned and purchased generation and regulatory assets.
Superfund.......................................... Comprehensive Environmental Response, Compensation and
                                                    Liability Act

Taweelah........................................... Al Taweelah A2, a power and desalination plant of Emirates
                                                    CMS Power Company, a forty percent owned subsidiary of CMS
                                                    Generation
TEPPCO............................................. TE Products Pipeline Company, Limited Partnership
Toledo Power....................................... Toledo Power Company, the 135 MW coal and fuel oil power plant located on Cebu Island, Phillipines, in
                                                    which CMS Generation held a 47.5 percent interest.
                                                    Toledo Power was sold to Mirant Toledo Holdings
                                                    Corporation on April 24, 2002.
Transition Costs................................... Stranded Costs, as defined, plus the costs incurred in the transition to competition.
Trunkline.......................................... Trunkline Gas Company, LLC, formerly a subsidiary of CMS
                                                    Panhandle Holdings, LLC
Trunkline LNG...................................... Trunkline LNG Company, LLC, formerly a subsidiary of LNG
                                                    Holdings, LLC
Trust Preferred Securities......................... Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of
                                                    which have a preference with respect to certain trust
                                                    distributions over the interests of either CMS Energy or
                                                    Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union.............................................. Utility Workers of America, AFL-CIO

VEBA Trusts........................................ VEBA (voluntary employees' beneficiary association) Trusts are tax-exempt accounts established to specifically set aside employer contributed assets to pay for future expenses of the
                                                    OPEB plan


                                                          CMS Energy Corporation



                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, is engaged in domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; and energy services.

The MD&A of this Form 10-Q should be read along with the MD&A and other parts of CMS Energy's 2002 Form 10-K/A, filed on July 1, 2003. This MD&A refers to CMS Energy's Condensed Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that CMS Energy may make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. CMS Energy's intention with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, is solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause CMS Energy's actual results to differ materially from the results anticipated in such statements. CMS Energy has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. CMS Energy does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2002 Form 10-K/A, filed on July 1, 2003, in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. CMS Energy designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact CMS Energy's business and financial outlook. This Form 10-Q also describes material contingencies in CMS Energy's Condensed Notes to Consolidated Financial Statements, and CMS Energy encourages its readers to review these Notes. All note references within this MD&A refer to CMS Energy's Notes to the Consolidated Financial Statements.

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



                                     CMS-1

                                                        CMS Energy Corporation

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

Periodically, in accordance with SFAS No. 144 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment, other than of a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $13 billion at June 30, 2003, approximately 55 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

CMS Energy has recorded write-downs of non-strategic or under-performing long-lived assets as a result of implementing a new strategic direction. CMS Energy is pursuing the sale of all of these non-strategic and under-performing assets, including some assets that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different from the remaining carrying value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur, or the amount of cash or the value of consideration to be received.

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

The EPA has issued regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of June 30, 2003, Consumers has incurred

                                     CMS-2

                                                        CMS Energy Corporation

$430 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their cost can change substantially. At some point, when new environmental standards become effective, Consumers will need additional capital expenditures to comply with the standards. Capital expenditures will depend upon final regulations.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek permits from the EPA. Consumers has received and responded to information requests from the EPA on this subject. Consumers believes that it has properly interpreted the requirements of "routine maintenance". If Consumers' interpretation is eventually found to be incorrect, it may be required to install additional pollution controls at some or all of its coal-fired plants.

For further information on electric environmental matters see Note 4, Uncertainties, "Consumers' Electric Utility Contingencies -- Electric Environmental Matters."

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

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. The remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $26 million at June 30, 2003 and $42 million at June 30, 2002. The PPA liability is expected to be depleted in late 2004.



                                     CMS-3

                                                         CMS Energy Corporation



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

Under Michigan's electric restructuring law, Consumers will return to unfrozen rates beginning January 1, 2004, including the resumption of the PSCR process. Under the process, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. Recovery of capacity and fixed energy charges will be subject to certain rate caps as discussed in Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring." For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                           In Millions
------------------------------------------------------------------------------------------------------
                                                              2003      2004    2005     2006     2007
------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax            $37       $36     $36      $36      $25

Amount to be charged to operating expense, net of tax          $18       $18     $36      $36      $25
Amount to be charged to PPA liability, net of tax              $19       $18     $ -      $ -      $ -

======================================================================================================


As previously noted, the PPA requires Consumers to pay capacity costs based on the MCV Facility's actual availability up to the 98.5 percent cap. Prior to 1998, Consumers was only allowed to recover MCV capacity costs that were associated with actual energy deliveries (subject to certain caps established by the MPSC). This recovery method essentially required Consumers to dispatch the MCV Facility on a full-time basis, regardless of the overall cost compared to other sources available to Consumers. Consistent with the initial PSCR freeze, in the first quarter of 1998, Consumers began economically dispatching the MCV Facility by scheduling deliveries on an economic basis. Consumers has continued to economically dispatch the MCV Facility as a result of the overall rate freeze implemented consistent with Public Acts 141 and 142. When Consumers returns to the PSCR, beginning in January 2004, current MPSC orders will again only allow Consumers to recover capacity charges from customers based on actual energy deliveries up to the caps. Compared to periods under the rate freeze, the return to full-time dispatch of the MCV Facility could have the effect of reducing the earnings of CMS Midland via its ownership interest in the MCV Partnership. This would be the result of MCV Partnership earnings being negatively impacted by the relationship of higher fuel costs resulting from higher generation levels and high natural gas prices, compared to the MCV Partnership's recovery of fuel costs, which is, in large part, based on costs associated with Consumers' coal plants.

Consumers is exploring possible alternatives that would allow Consumers to continue dispatching the MCV


                                     CMS-4

                                                         CMS Energy Corporation

Facility on an economic basis in 2004 and beyond, without increasing costs to customers or impairing future earnings. Any changes regarding the recovery of MCV capacity costs would require MPSC approval. Consumers cannot predict the outcome of this issue.

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under PURPA. In July 1999, the district court granted MCV Partnership's motion for summary judgment. The district court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th circuit court overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court.

For further information see Note 4, Uncertainties, "Consumers' Other Electric Utility Uncertainties - The Midland Cogeneration Venture."


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

The types of contracts CMS Energy currently classifies as derivative instruments are interest rate swaps, foreign currency exchange contracts, certain electric call options, gas fuel options, fixed priced weather-based gas supply call options, fixed price gas supply put options, gas futures, and gas and power swaps and forward purchases and sales. CMS Energy does not account for electric capacity and certain energy contracts, gas supply contracts, coal and nuclear fuel supply contracts, or purchase orders for numerous supply items as derivatives.

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

If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability, at the fair value of the contract. Any difference between the recorded book value and the fair value is reported either in earnings or accumulated other comprehensive income, depending on certain qualifying criteria. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract.




                                     CMS-5

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

FINANCIAL INSTRUMENTS: CMS Energy accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

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

In accordance with SEC disclosure requirements, CMS Energy performs sensitivity analyses to assess the potential change in fair value, cash flows and earnings based upon hypothetical 10 percent increases and decreases in market rates or prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks. Therefore, CMS Energy and its subsidiaries rely on the experience and judgment of senior management to revise strategies and adjust positions as they deem necessary. Changes in excess of the amounts determined in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

INTEREST RATE RISK: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate debt, including interest rate risk associated with trust preferred securities, and from interest rate swap agreements. CMS Energy uses a combination of these instruments to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain a balance between risk and the lowest cost of capital. At June 30, 2003, the carrying amount of long-term debt was $6.1 billion and trust preferred securities was $883 million, with corresponding fair values of $6.3 billion and $769 million, respectively. Based on a sensitivity

                                      CMS-6

                                                        CMS Energy Corporation


analysis at June 30, 2003, CMS Energy estimates that if market interest rates average 10 percent higher or lower, earnings before income taxes for the subsequent 12 months would decrease or increase by approximately $4 million. In addition, based on a 10 percent adverse shift in market interest rates, CMS Energy would have an exposure of approximately $316 million to the fair value of its long-term debt and trust preferred securities if it had to refinance all of its long-term fixed-rate debt and trust preferred securities. CMS Energy does not intend to refinance all of its long-term fixed-rate debt and trust preferred securities; and therefore, CMS Energy believes that any adverse change in interest rates would not have a material effect on its consolidated financial position as of June 30, 2003.

At June 30, 2003, the fair value of CMS Energy's floating to fixed interest rate swaps with a notional amount of $15 million was negative $2 million, which represents the amount CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

COMMODITY PRICE RISK: CMS Energy is exposed to market fluctuations in the price of natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks using various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy also hedges certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices change by an average 10 percent, operating income for the subsequent six months would change by $0.3 million. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

For purposes other than trading, Consumers enters into electric call options, gas fuel for generation option and swap contracts, fixed price gas supply contracts containing embedded put options, fixed priced weather-based gas supply call options and fixed priced gas supply put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The gas fuel for generation option and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options, the weather-based gas supply call options, and the gas supply put options are used to purchase reasonably priced gas supply.

As of June 30, 2003 and 2002, the fair value of electricity-related call option and swap contracts, based on quoted market prices and mathematical models using current and historical pricing data, was $13 million and $13 million, respectively. As of June 30, 2003 and 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million and $3 million, respectively. As of June 30, 2003 and 2002, Consumers had an asset of $26 million and $35 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of June 30, 2003, Consumers did not have any gas supply contracts containing embedded put options. As of June 30, 2002, the fair value based on quoted market prices for gas supply contracts containing embedded put options was $2 million. As of June 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million. As of June 30, 2003, the fair value of the fixed priced weather-based gas supply call options and fixed priced gas supply put options,


                                     CMS-7

                                                         CMS Energy Corporation



based on quoted market prices, was $1 million. As of June 30, 2003, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million.

CURRENCY EXCHANGE RISK: CMS Energy is exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and which have debt denominated in U.S. dollars. CMS Energy typically uses forward exchange contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of the hedges on the investments in foreign operations is reflected in accumulated other comprehensive income as a component of foreign currency translation adjustment. For the six months ended June 30, 2003, there was no mark-to-market adjustment included in the total net foreign currency translation adjustment of $46 million. At June 30, 2003, there were no foreign exchange hedges. Therefore, a sensitivity analysis at June 30, 2003 would not be significant.

EQUITY SECURITY PRICE RISK: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. At June 30, 2003, a hypothetical 10 percent adverse shift in equity securities prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows.

For a discussion of accounting policies related to derivative transactions, see
Note 7, Risk Management Activities and Financial Instruments, incorporated by reference herein.



MARK-TO-MARKET ACCOUNTING

Through December 31, 2002, CMS MST's wholesale power and gas trading activities were accounted for under the mark-to-market method of accounting. Effective, January 1, 2003, EITF Issue No. 98-10 was rescinded by EITF Issue No. 02-03 and as a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 can be carried at fair value. The impact of this change for CMS MST was recognized as a cumulative effect of a change in accounting principle loss of $23 million, net of tax. See Note 10, Adoption of New Accounting Standards. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements.

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

                                     CMS-8

                                                       CMS Energy Corporation




liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. The creditworthiness of these counterparties will impact overall exposure to credit risk; however, CMS Energy maintains credit policies that management believes minimize overall credit risk with regard to its counterparties. Determination of its counterparties' credit quality is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. Where contractual terms permit, CMS Energy employs standard agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

The following tables provide a summary of the fair value of CMS Energy's energy commodity contracts as of June 30, 2003.



                                                                                                          In Millions
---------------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of December 31, 2002                                                  $  81
Fair value of new contracts when entered into during the period                                                  -
Implementation of EITF Issue No. 02-03 (a)                                                                     (36)
Fair value of derivative contracts sold and received from asset sales (b)                                      (30)
Changes in fair value attributable to changes in valuation techniques and assumptions                            -
Contracts realized or otherwise settled during the period                                                      (12)
Other changes in fair value (c)                                                                                 12
----------------------------------------------------------------------------------------------------------------------

Fair value of contracts outstanding as of June 30, 2003                                                      $  15
=====================================================================================================================



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

Fair Value of Contracts at June 30, 2003                                                                In Millions
-------------------------------------------------------------------------------------------------------------------
                                          Total                                                 Maturity (in years)
Source of Fair Value                   Fair Value        Less than 1      1 to 3       4 to 5        Greater than 5
-------------------------------------------------------------------------------------------------------------------
Prices actively quoted               $   (3)            $  (1)            $  (2)     $   -                    $   -
Prices based on models and
   other valuation methods               18                 6                12          -                        -
-------------------------------------------------------------------------------------------------------------------
Total                                $   15             $   5             $  10      $   -                    $   -
===================================================================================================================


INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

CMS Energy, through its subsidiaries and affiliates, has acquired investments in energy-related projects throughout the world. As a result of a change in business strategy, over the last two years, CMS Energy has been divesting its non-strategic or under-performing foreign investments.

                                     CMS-9

                                                        CMS Energy Corporation




BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. As of June 30, 2003, the cumulative Foreign Currency Translation decreased stockholders' equity by $412 million. Included in this amount is an unrealized loss of $118 million, net of tax, related to CMS Energy's investment in Loy Yang. The loss will be realized upon sale, full liquidation, or other disposition of CMS Energy's investment in Loy Yang. In July 2003, a conditional share sale agreement for CMS Energy's investment in Loy Yang was executed. See Outlook, "Corporate Outlook" section below for further discussion.

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

Effective April 30, 2002, CMS Energy adopted the Argentine peso as the functional currency for most of its Argentine investments. CMS previously had used the U.S. dollar as the functional currency for its Argentine investments. As a result, on April 30, 2002, CMS Energy translated the assets and liabilities of its Argentine entities into U.S. dollars, in accordance with SFAS No. 52, using an exchange rate of 3.45 pesos per U.S. dollar, and recorded an initial charge to the Foreign Currency Translation component of Common Stockholders' Equity of approximately $400 million.

While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At June 30, 2003, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of Common Stockholder's Equity using an exchange rate of 2.975 pesos per U.S. dollar was $253 million. This amount also reflects the effect of recording U.S. income taxes with respect to temporary differences between the book and tax basis of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to no longer be essentially permanent in duration.

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

HEDGING STRATEGY: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings, as well as the equity reported on the company's balance sheet, may be adversely

                                     CMS-10

                                                        CMS Energy Corporation





affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts are inversely correlated with the losses and gains, respectively, on the assets and liabilities being hedged. Foreign currency adjustments for other CMS Energy international investments were not significant.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity normally would expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of June 30, 2003, Consumers had $1.128 billion recorded as regulatory assets and $468 million recorded as regulatory liabilities.

In 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market-based rates for its electric customers. Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but allowed Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 10, Adoption of New Accounting Standards, "SFAS No. 143, Accounting for Asset Retirement Obligations."

For further information on industry regulation, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Utility Regulation".

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

                                     CMS-11

                                                         CMS Energy Corporation




require the expertise of actuaries and are subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

The Pension Plan includes amounts for employees of CMS Energy and non-utility affiliates which are not distinguishable from the Pension Plan's total assets. On June 11, 2003, CMS Energy completed the sale of Panhandle to Southern Union Panhandle Corp. No portion of the Pension Plan was transferred with the sale. Panhandle employees are no longer eligible to accrue additional benefits. The Pension Plan retained pension payment obligations for Panhandle employees that were vested under the Pension Plan. Because of the significant change in the makeup of the plan, SFAS No. 87 required a remeasurement of the obligation at the date of sale. The estimated remeasurement, subject to receipt of the final actuarial report, resulted in an increase of CMS Energy's pension expense of approximately $4 million and OPEB expense of approximately $6 million for 2003, as well as an additional charge to accumulated other comprehensive income of approximately $30 million ($20 million after tax), as a result of the increase in the additional minimum pension liability. Additionally, a significant number of Panhandle employees elected to retire as of July 1, 2003 under the CMS Energy Employee Pension Plan. As a result, CMS Energy has recorded a $13 million after-tax settlement loss pursuant to the provisions of SFAS No. 88, which is reflected in discontinued operations.

CMS Energy estimates pension expense will approximate $47 million in 2003, $51 million in 2004 and $53 million in 2005. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Pension Plan. In August 2003, CMS Energy made its planned contribution of $210 million to the Pension Plan.

CMS Energy has announced changes to the Pension Plan, whereby, the method used to convert an employee's benefit to a lump sum payment is being changed. Employees who elect the lump sum payment option will not earn any additional early retirement subsidy. In addition, CMS Energy has announced its intent to implement a cash balance plan for newly hired employees. Plan details have not yet been completed.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape with all contaminated equipment and material removed and disposed of in a licensed burial facility and the site released for unrestricted use. The MPSC orders received in March and December of 1999 for Big Rock and Palisades plants, respectively, provided for fully funding the decommissioning trust funds for both sites. The December 1999 order set the annual decommissioning surcharge for the Palisades decommissioning at $6 million a year. Consumers estimates that at the time of the decommissioning of Palisades, its decommissioning trust fund will be fully funded. Earnings assumptions are that the trust funds are invested in equities and fixed income investments, equities will be converted to fixed income investments during decommissioning and fixed income investments are converted to cash as needed. Decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These costs estimates use various inflation rates for labor, non-labor, and contaminated equipment disposal costs.

In December 2000, the Big Rock trust fund was considered fully funded. A portion of its current decommissioning cost resulted from the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary but for the failure of the DOE to take possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. A number of utilities, including Consumers, which filed its complaint in December 2002, have commenced litigation in the Court of Claims.

                                     CMS-12

                                                       CMS Energy Corporation





The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002, against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law. However, there is no assurance that the litigation against the DOE will be successful.

The funds provided by the trusts and potential funds from DOE litigation are expected to fully fund the decommissioning costs. Variance from trust earnings, a lesser recovery of costs from the DOE, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites and the adequacy of the decommissioning trust funds. For further information see Note 4, Uncertainties, "Other Consumers' Electric Utility Uncertainties - Nuclear Matters."

In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation submitted a complaint to the MPSC, which was served on Consumers by the MPSC in April 2003. The complaint asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, including establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. In May 2003, Consumers and the other named utilities each filed a motion to dismiss the complaint. Consumers is unable to predict the outcome of this matter.

                                     CMS-13

                                                         CMS Energy Corporation




RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                                                         In Millions (Except for per share amounts)
-------------------------------------------------------------------------------------------------------------------
Three months ended June 30                                                                   2003              2002
-------------------------------------------------------------------------------------------------------------------
CMS Energy Net Loss                                                                        $ (45)            $ (74)
CMS Energy Basic Loss Per Share                                                          $ (0.31)          $ (0.55)
CMS Energy Diluted Loss Per Share                                                        $ (0.31)          $ (0.55)
-------------------------------------------------------------------------------------------------------------------


CMS Energy results of operations continue to reflect the on-going asset sales program and financial plan that began in 2001. The on-going asset sales program encompasses the sale of non-strategic and under-performing assets in order to generate cash to pay down debt, to reduce business risk, and to provide for more predictable future earnings. The financial plan focuses on strengthening CMS Energy's balance sheet and improving financial liquidity through debt reduction and aggressive cost management.


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Three months ended June 30                                                  2003             2002            Change
-------------------------------------------------------------------------------------------------------------------
Electric Utility                                                           $  35            $  84            $  (49)
Gas Utility                                                                    5                3                 2
Enterprises                                                                   13                3                10
Corporate Interest and Other                                                 (58)             (54)               (4)
                                                                            ---------------------------------------
Income (Loss) from Continuing Operations                                      (5)              36               (41)
                                                                             --------------------------------------
Discontinued Operations                                                      (40)            (127)               87
Accounting Changes                                                             -               17               (17)
                                                                           ----------------------------------------
Net Loss                                                                   $ (45)           $ (74)           $   29
===================================================================================================================


For the three months ended June 30, 2003, CMS Energy's net loss totaled $45 million, an improvement of $29 million from 2002. Loss from continuing operations was $5 million, a decrease of $41 million from the comparable period in 2002. The decrease in earnings from continuing operations primarily reflects the absence of an after-tax gain of $31 million associated with asset sales at the Electric Utility recorded in the second quarter of 2002 and decreased Electric and Gas Utility deliveries in 2003. The reduction in earnings from continuing operations was partially offset by improved IPP earnings and foreign currency gains related to the stabilization of the Argentine Peso. Loss from discontinued operations which includes a $30 million after-tax loss resulting from the sale of Panhandle, was $40 million, an improvement of $87 million from the comparable period in 2002. In the second quarter of 2002, net loss reflected $17 million of after-tax earnings recorded due to an accounting change to adjust the fair value of certain long-term contracts held by the MCV Partnership.


                                     CMS-14

                                                         CMS Energy Corporation



                                                                         In Millions (Except for per share amounts)
-------------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                                     2003              2002
-------------------------------------------------------------------------------------------------------------------
CMS Energy Net Income (Loss)                                                                 $ 34            $ (32)
CMS Energy Basic Earnings (Loss) Per Share                                                 $ 0.24          $ (0.24)
CMS Energy Diluted Earnings (Loss) Per Share                                               $ 0.24          $ (0.24)
-------------------------------------------------------------------------------------------------------------------

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                    2003             2002            Change
-------------------------------------------------------------------------------------------------------------------
Electric Utility                                                            $ 86            $ 134            $ (48)
Gas Utility                                                                   59               31               28
Enterprises                                                                   35               69              (34)
Corporate Interest and Other                                               (109)            (105)               (4)
                                                                           ----------------------------------------
Net Income (Loss) from Continuing Operations                                  71              129              (58)
                                                                          -----------------------------------------
Discontinued Operations                                                     (13)            (178)              165
Accounting Changes                                                          (24)               17              (41)
-------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                           $ 34            $(32)            $  66
===================================================================================================================


For the six months ended June 30, 2003, net income totaled $34 million, an increase of $66 million from the comparable period in 2002. Income from continuing operations totaled $71 million compared to $129 million for the comparable period in 2002, a decrease of $58 million. The decrease in income from continuing operations primarily reflects the absence of an after-tax gain of $31 million associated with asset sales at the Electric Utility recorded in 2002 and reduced Enterprises earnings reflecting the shift in business strategy at CMS MST and Gas Transmission (see the Enterprises Outlook section in the MD&A.) The decrease was partially offset by improved Gas Utility earnings reflecting increased gas deliveries and the impacts of a final gas rate order issued in 2002 that increased tariff rates. The six months ended June 30, 2003 net income includes a $23 million charge related to the cumulative effect of a change in accounting resulting from the implementation of EITF Issue No. 02-03 and a $1 million charge associated with the implementation of SFAS No. 143. The six months ended June 30, 2002 net income reflects $17 million of after-tax earnings due to an accounting change to adjust the fair value of certain long-term contracts held at the MCV Partnership recorded in the second quarter of 2002. For the six months ended June 30, 2003, loss from discontinued operations, which includes a $30 million after-tax loss resulting from the sale of Panhandle, totaled $13 million, an improvement of $165 million from the comparable period in 2002. The six months ended June 30, 2002 reflects an after-tax gain on the sale of CMS Energy's ownership interests in Equatorial Guinea properties of $310 million, and the cumulative effect on a change in accounting for goodwill impairments, net of tax, at Panhandle of $(369) million and at CMS Viron of $(10) million, which are reflected in discontinued operations.



                                     CMS-15

                                                          CMS Energy Corporation

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC UTILITY NET INCOME:



                                                                                                       In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                         2003           2002       Change
-------------------------------------------------------------------------------------------------------------------

Three months ended                                                              $35             $84           $(49)
Six months ended                                                                $86            $134           $(48)
===================================================================================================================

                                                                Three Months Ended                Six Months Ended
Reasons for change                                          June 30, 2003 vs. 2002          June 30, 2003 vs. 2002
-------------------------------------------------------------------------------------------------------------------
Electric deliveries                                                          $ (18)                          $  (5)
Power supply costs and related revenue                                          (1)                             12
Other operating expenses and non-commodity revenue                             (14)                            (36)
Asset sales                                                                    (38)                            (38)
General taxes                                                                   15                              15
Fixed charges                                                                  (11)                            (14)
Income taxes                                                                    18                              18
                                                                             --------------------------------------

Total change                                                                 $ (49)                          $ (48)
===================================================================================================================


ELECTRIC DELIVERIES: For the three months ended June 30, 2003, electric delivery revenues decreased by $18 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 9.3 billion kWh, a decrease of 0.1 billion kWh or 1.6 percent from 2002. The decrease in revenue is primarily the result of cooler temperatures in 2003 that resulted in decreased deliveries to the higher margin residential sector along with the migration to the lower margin retail delivery sector by commercial and industrial customers.

For the six months ended June 30, 2003, electric delivery revenues decreased by $5 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 19.0 billion kWh, an increase of 0.4 billion kWh or 2.0 percent from 2002. This decrease in delivery revenues can be attributed to the continued migration by commercial and industrial customers to the lower margin retail delivery sector.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended June 30, 2003, power supply costs and related revenues decreased electric net income by $1 million from 2002.

For the six months ended June 30, 2003, power supply costs and related revenues increased electric net income by $12 million from 2002. This increase is primarily the result of increased intersystem revenues due to higher market prices and additional surplus capacity.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUE: For the three and six months ended June 30, 2003, operating expenses increased compared to 2002. This increase can be attributed to storm restoration expenses, a scheduled refueling outage at Palisades, which began on March 16, 2003, and ended on April 20, 2003, and higher transmission costs due to the loss of a financial return on the Consumers' transmission system asset sold in May 2002. Slightly offsetting these increased operating expenses are increased non-commodity revenues associated with miscellaneous service revenues.

                                     CMS-16

                                                         CMS Energy Corporation


ASSET SALES: For the three and six months ended June 30, 2003, pretax income from asset sales decreased $38 million from the comparable period in 2002. This is the result of the $31 million pretax gain associated with the May 2002 sale of Consumers' electric transmission system and the $7 million pretax gain associated with the June 2002 sale of nuclear equipment from the cancelled Midland project.

GENERAL TAXES: For the three and six months ended June 30, 2003, general taxes decreased $15 million from the comparable period in 2002. This decrease is due to reduced MSBT expenses related to the years 2000 and 2001. This is the result of CMS Energy receiving approval to file consolidated tax returns for the years 2000 and 2001. These returns were filed during the second quarter of 2003.

FIXED CHARGES: For the three and six months ended June 30, 2003, fixed charges increased $11 million and $14 million, respectively, from the comparable period in 2002. These increases can be attributed to the increased financing activities.

INCOME TAXES: For the three months ended June 30, 2003, income tax expense decreased primarily due to a decrease in earnings by the electric utility compared to 2002.


CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS UTILITY NET INCOME:

                                                                                                          In Millions
---------------------------------------------------------------------------------------------------------------------
June 30                                                                  2003                  2002           Change
---------------------------------------------------------------------------------------------------------------------

Three months ended                                                       $  5                   $ 3            $ 2
Six months ended                                                         $ 59                   $31            $28
=====================================================================================================================

                                                           Three Months Ended                      Six Months Ended
Reasons for change                                     June 30, 2003 vs. 2002                June 30, 2003 vs. 2002
---------------------------------------------------------------------------------------------------------------------
Gas deliveries                                                           $(3)                                  $31
Gas rate increase                                                          5                                    25
Gas wholesales and retail services                                         3                                     6
Operation and maintenance                                                 (4)                                  (14)
General taxes, depreciation, and other income                              5                                    (1)
Fixed charges                                                             (2)                                   (4)
Income taxes                                                              (2)                                  (15)
                                                                      -----------------------------------------------

Total change                                                             $ 2                                   $28
=====================================================================================================================


GAS DELIVERIES: For the three months ended June 30, 2003, gas delivery revenues decreased by $3 million from the previous year. System deliveries, including miscellaneous transportation, totaled 60.8 bcf, a decrease of 4.5 bcf or 6.9 percent compared with 2002.

                                     CMS-17

                                                         CMS Energy Corporation


For the six months ended June 30, 2003, gas delivery revenues increased by $31 million from the previous year. System deliveries, including miscellaneous transportation, totaled 234.5 bcf, an increase of 20 bcf or 9.3 percent compared with 2002. This increase is primarily due to colder weather during the first quarter that resulted in increased deliveries to the residential and commercial sectors in 2003.

GAS RATE INCREASE: In November 2002, the MPSC issued a final gas rate order authorizing a $56 million annual increase in Consumers' gas tariff rates. As a result of this order, for the three and six months ended June 30, 2003, Consumers recognized increased gas revenues of $5 million and $25 million, respectively.

OPERATION AND MAINTENANCE: For the three and six months ended June 30, 2003, operation and maintenance expenses increased $4 million and $14 million, respectively, when compared to 2002. This increase reflects the recognition of additional expenditures on safety, reliability and customer service.

INCOME TAXES: For the three and six months ended June 30, 2003, income tax expense increased primarily due to improved earnings of the gas utility.


ENTERPRISES RESULTS OF OPERATIONS


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                     2003             2002            Change
-------------------------------------------------------------------------------------------------------------------

Three months ended                                                          $ 13             $  3            $  10
Six months ended                                                            $ 35             $ 69            $ (34)
===================================================================================================================


For the three months ended June 30, 2003, Enterprises' net income was $13 million, an increase of $10 million from the comparable period in 2002. The increase reflects primarily improved IPP earnings and foreign currency gains related to the stabilization of the Argentine Peso, partially offset by an increase in financing costs associated with 2003 bridge loans.

For the six months ended June 30, 2003, Enterprises' net income was $35 million, a decrease of $34 million from the comparable period in 2002. The decrease reflects reduced CMS MST and CMS Gas Transmission earnings due primarily to the shift in business strategy. (See the Enterprises Outlook section in the MD&A.) The decrease was offset partially by improved IPP earnings and foreign currency gains related to the stabilization of the Argentine Peso.


OTHER RESULTS OF OPERATIONS


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                     2003             2002            Change
-------------------------------------------------------------------------------------------------------------------

Three months ended                                                       $  (58)          $  (54)             $ (4)
Six months ended                                                         $ (109)          $ (105)             $ (4)
===================================================================================================================


For the three months ended June 30, 2003, corporate interest and other net expenses were $58 million, an increase of $4 million from the comparable period in 2002. The increase reflects primarily the establishment of a $24 million income tax credit valuation reserve because CMS Energy has determined

                                     CMS-18

                                                       CMS Energy Corporation




that the tax credits due to changes in its tax planning strategy may not be used in the future. The increase was offset partially by the Michigan Single Business Tax refunds of $20 million and reduced Parent interest expenses.

For the six months ended June 30, 2003, corporate interest and other net expenses were $109 million, an increase of $4 million from the comparable period in 2002. The increase reflects primarily the changes in the three months ended June 30, 2003 as discussed above.

OTHER: During the second quarter of 2003, CMS Energy completed the sale of CMS Panhandle Companies for total proceeds of $1.8 billion, including $1.166 billion of assumed debt, three million shares of Southern Union common stock, worth approximately $49 million based on the June 11, 2003 closing price of $16.48 per share, and $582 million cash. In addition, CMS Energy completed the sale of the remainder of its energy management services business, CMS Viron and the sale of its one-third membership interest in the Guardian Pipeline, L.L.C. For more information, see Note 3 Discontinued Operations.

DISCONTINUED OPERATIONS: At June 30, 2003, discontinued operations included CMS Field Services, International Energy Distribution, and Marysville, as well as Panhandle and CMS Viron through their respective dates of sale. At June 30, 2002, discontinued operations included Panhandle, CMS Viron, CMS Field Services, International Energy Distribution, and Marysville. For more information, see
Note 3, Discontinued Operations.


CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING, AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries, including proceeds from asset sales. For the first six months of 2003, Consumers paid $109 million in common dividends and Enterprises paid $35 million in common dividends to CMS Energy. In June 2003, Consumers declared a $53 million common dividend to CMS Energy, payable in August 2003. CMS Energy's consolidated cash requirements are met by its operating, investing, and financing activities. Consistent with CMS Energy's liquidity objectives, $1.1 billion consolidated cash was on hand at June 30, 2003, which includes $187 million of restricted cash. Restricted cash includes cash collateral for letters of credit to satisfy certain debt agreements and is classified as a current asset as all restricted cash relates to letters of credit maturing within one year.

OPERATING ACTIVITIES: CMS Energy's net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas and the generation, distribution and sale of electricity. For the first six months, cash from operations after interest charges totaled $133 million in 2003 and $412 million in 2002. The $279 million decrease in cash from operations resulted primarily from an increase in accounts receivable and accrued revenues, an increase in inventories, and a decrease in accounts payable and accrued expenses. CMS Energy uses cash derived from its operating activities primarily to maintain and expand its businesses and to pay interest on and retire portions of its long-term debt.

INVESTING ACTIVITIES: For the first six months, CMS Energy's net cash provided by investing activities totaled $461 million in 2003 and $855 million in 2002. The $394 million decrease in cash provided

                                     CMS-19

                                                        CMS Energy Corporation



primarily reflects a decrease in proceeds received from the sale of assets of $560 million. CMS Energy's expenditures, including investments and assets placed under capital lease, in the first six months of 2003 for its utility and diversified energy businesses were $232 million and $44 million, respectively, compared to $316 million and $113 million, respectively, for the first six months of 2002.

FINANCING ACTIVITIES: For the first six months, CMS Energy's net cash used in financing activities totaled $42 million in 2003 and $1.172 billion in 2002. The $1.13 billion change in cash resulted primarily from an increase in proceeds received from notes, bonds and other long-term debt of $1,059 million, a decrease in retirement of notes, bonds and other long-term debt of $512 million, a decrease in the retirement of trust preferred securities of $30 million, and a decrease in the payment of common stock dividends of $97 million. These improvements in financing activities were offset partially by a decrease in the proceeds received from the issuance of common stock of $57 million and a larger decrease in notes payable of $344 million.

The above discussion of operating, investing, and financing activities summarizes CMS Energy's consolidated statements of cash flows found in CMS Energy's consolidated financial statements.

In January 2003, the Board of Directors suspended the payment of CMS Energy's common stock dividend in order to improve liquidity.

OTHER INVESTING AND FINANCING MATTERS: In June 2003, Enterprises transferred its 1,967,640 shares of CMS Energy Common Stock, valued at $16 million, to CMS Energy in the form of a stock dividend. There was no impact on shares outstanding or the consolidated income statement.

In July 2003, CMS Energy retired $150 million principal amount of CMS Energy's 8.375% Reset Put Securities due 2013. As a result, CMS Energy will record a charge in July 2003 of approximately $19 million after-tax related to the accelerated amortization of debt issuance costs and the premium paid associated with the discharge of these securities.

CREDIT FACILITIES: On March 30, 2003, CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities under which $409 million was then outstanding. The Second Amended and Restated Senior Credit Agreement includes a $159 million tranche with a maturity date of April 30, 2004 and a $250 million tranche with a maturity date of September 30, 2004. The facility was underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, are required to be used to prepay this facility. This facility is collateralized primarily by the stock of Consumers, Enterprises and certain Enterprises subsidiaries. At June 30, 2003, $390 million was outstanding under this facility.

On March 30, 2003, Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004. Subsequently, on April 21, 2003, Enterprises entered into a $75 million revolving credit facility with a maturity date of April 30, 2004. As a result of the Panhandle sale, these credit facilities were paid in full and terminated in June 2003.

In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds; this debt facility was paid down and had a zero balance outstanding at

                                     CMS-20

                                                        CMS Energy Corporation





June 30, 2003. The interest rate of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003.

In May 2003, CMS Energy entered into a revolving credit facility in an aggregate amount of $185 million. The maturity date of this facility is May 21, 2004. This facility is primarily used to provide letter of credit support for Enterprises' subsidiary activities--principally credit support for project debt. Enterprises provides funds to cash collateralize all letters of credit issued through this facility. As of June 30, 2003, approximately $171 million of letters of credit were issued under this facility and are included on the balance sheet as restricted cash.

REGULATORY AUTHORIZATION FOR FINANCINGS: At June 30, 2003, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. In June 2003, the FERC granted Consumers' request to issue an additional $1.1 billion outstanding at any one time of first mortgage bonds to act solely as collateral for short-term securities. In June 2003, the FERC also granted Consumers' request for an increase in its authorization for long-term debt. At June 30, 2003, Consumers had remaining FERC authorization to issue through June 2004 up to $1 billion of long-term securities for refinancing or refunding purposes, $760 million for general corporate purposes, and $2.06 billion of first mortgage bonds to be issued solely as collateral for the long-term securities. These amounts include the June 2003 increase in FERC authorization. In October 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

LONG TERM FINANCINGS: In July 2003, CMS Energy issued, in a private placement to institutional investors, $150 million of 3.375% convertible senior notes due 2023 and $300 million of 7.75% senior notes due 2010. CMS Energy has granted the initial purchasers an option to purchase up to an additional $50 million of the convertible senior notes for a period of 45 days after the July 16, 2003 closing. The approximately $433 million of net proceeds from these offerings were used to retire a portion of the debt outstanding under CMS Energy's Second Amended and Restated Senior Credit Agreement and to redeem a portion of CMS Energy's 6.75% Senior Notes due January 2004. If exercised, the proceeds from the initial purchasers' option for the additional $50 million convertible senior notes would be used to refinance existing indebtedness.

The following table is a summary of Consumers' debt issuances during 2003:








                                     CMS-21

                                                          CMS Energy Corporation

Long-Term Debt Financings in 2003                                                                    In Millions
----------------------------------------------------------------------------------------------------------------
Facility                                          Issue                                   Use of
Type            Principal     Rate                Date                Maturity            Proceeds    Collateral
----------------------------------------------------------------------------------------------------------------

  Term loan         $ 140     LIBOR               March 2003          March 2009          GCP             FMB(c)
                              Plus 475
                              Basis points
  Term loan           150     LIBOR               March 2003          March 2006          GCP             FMB(c)
                              Plus 450
                              Basis points
  FMB (a)             375     5.375               April 2003          April 2013          (b)                  -
  FMB (a)             250     4.25                April 2003          April 2008          (b)                  -
  FMB (a)             250     4.00                May 2003            May 2010            Retire debt          -
                    -----

Total             $ 1,165

================================================================================
(GCP) General corporate purposes

(a) Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 26, 2003.

(b) Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that included paying down additional debt.

(c) Refer to Capital Resources and Liquidity, "Regulatory Authorization for Financings" above for information about Consumers' remaining FERC debt authorization.

As part of Consumers' ongoing cost reduction measures, Consumers will continue to monitor financial markets in an attempt to reduce its financing costs.

Consumers' current portion of long-term debt maturing in 2003 and 2004 is $27 million. Refer to Outlook, "Consumers Energy Liquidity" below for information about Consumers strategic measures addressing its future liquidity and capital requirements.


REQUIRED RATIOS: CMS Energy's and Consumers' credit facilities have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                           Limitation                 Ratio at June 30, 2003
----------------------------------------------------------------------------------------------------------
CMS ENERGY:
Consolidated Leverage Ratio(a)(b)                not more than 7.00 to 1.00                   5.70 to 1.00
Cash Dividend Coverage Ratio(a)                  not less than 1.20 to 1.00                   1.49 to 1.00
CONSUMERS:
Debt to Capital Ratio(a)(b)                      not more than 0.65 to 1.00                   0.57 to 1.00
Interest Coverage Ratio-Revolver(a)(b)           not less than 2.00 to 1.00                   3.83 to 1.00
Interest Coverage Ratio-Term Loan(a)(b)          not less than 2.00 to 1.00                   3.98 to 1.00
----------------------------------------------------------------------------------------------------------






                                     CMS-22

                                                          CMS Energy Corporation


     (a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.
     (b) The terms of the credit facility provide for the exclusion of securitization bonds in the calculation of this ratio.

In 1994, CMS Energy executed an indenture with J.P. Morgan Chase Bank pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At June 30, 2003, CMS Energy's consolidated leverage ratio was 0.76 to 1.0. As a result, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt incurred while CMS Energy was in compliance with the consolidated leverage ratio.

In 1992, CMS Energy executed an indenture with Bank One Trust Company, N.A. (successor to NBD Bank, National Association) pursuant to which CMS Energy issues its senior notes. The indenture, through supplements, contains certain provisions that can trigger a limitation on consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated coverage ratio, as defined in the indenture, is below 1.70 to 1.0. At June 30, 2003, CMS Energy's consolidated coverage ratio was 2.06 to 1.0. CMS Energy expects that due to increased interest expenses to be incurred in the third quarter of 2003, CMS Energy's consolidated coverage ratio may be below 1.70 to 1.0 at September 30, 2003. As a result, CMS Energy may be subject to indebtedness limitations similar but less restrictive than those included in the general term note indenture mentioned above.

Consumers is subject to covenants in its financing agreements that could limit its ability to incur additional indebtedness. Consumers has agreed in several of its financing agreements to maintain specified levels of cash coverage of its interest requirements and to not allow its indebtedness to exceed specified levels of its consolidated capitalization (the "Debt Percentage Tests"). Consumers is in compliance with these requirements as of the most recent measurement date, June 30, 2003. These covenants make use of both generally accepted accounting principles and defined contractual terms in specifying how the relevant calculations are made. After giving effect to the adoption of SFAS No. 150 regarding the balance sheet classification of its Trust Preferred Securities and to expected future use of its revolving credit facilities, Consumers currently estimates that its ratio of indebtedness to total capitalization at the end of the third and fourth quarters of 2003 will still comply with the Debt Percentage Tests but will approach the limits specified in some of the Debt Percentage Tests. Consumers plans to seek amendments to the relevant financing agreements to modify the terms of the Debt Percentage Tests in order to, among other things, remove the effect of the adoption of SFAS No. 150 regarding Trust Preferred Securities on the calculations. Consumers believes that it will receive the necessary consents of its lenders to these amendments. However, it is possible that if Consumers does not receive the necessary amendments and fails to be in compliance with some of the Debt Percentage Tests such failure could constrain its ability to access its revolving credit or accounts receivable sales facilities, or to incur additional indebtedness, and could also result in defaults under one or more of these agreements.

RESTRICTED PAYMENTS: Covenants in Consumers' debt facilities cap common stock dividend payments to $300 million in a calendar year. Consumers paid common stock dividends of $208 million plus a capital distribution of $25 million in 2002 to CMS Energy. In January 2003, Consumers declared and paid a $78 million common dividend. In March 2003, Consumers declared a $31 million common dividend which was paid in May 2003. In June 2003, Consumers declared a $53 million common dividend payable in August 2003.

For information on the potential cap on common dividends payable included in the MPSC Securitization order, see Consumers' Electric Utility Business Outlook, "Competition and Regulatory Restructuring - Securitization." Also, for information on the potential cap on common dividends payable included in the MPSC Staff's recommendation in Consumers' 2003 gas rate case, see Consumers' Gas Utility Business Outlook, "2003 Gas Rate Case."

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

SALE OF ACCOUNTS RECEIVABLE: In April 2003, Consumers ended its trade receivables sales program with its existing purchaser. During May 2003, a new trade receivables program was put in place with a different purchaser. As a result of changing purchasers, Consumers established a new subsidiary, Consumers Receivables Funding II. This consolidated subsidiary was established as a special purpose entity in order to properly reflect the sale of receivables from Consumers to Consumers Receivables Funding II, through to the purchaser, an unrelated third party. The program's maximum receivable sale amount of $325 million remains unchanged. Consumers also will continue to retain servicing responsibilities for the trade



                                     CMS-23

                                                          CMS Energy Corporation


receivables sold, however, the purchaser of the trade receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the trade receivables sold and Consumers retains no interest in the receivables sold. Accounts receivable and accrued revenue in the Consolidated Balance Sheet have been reduced to reflect trade receivables sold. At June 30 receivables sold under the program totaled $50 million in 2003 and $311 million in 2002.

UNCONDITIONAL PURCHASE OBLIGATIONS: Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations. Consumers has long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $47 million per month for the remaining six months of 2003, including $34 million related to the MCV Facility. For the period that a plant is not available to deliver electricity to Consumers, Consumers is not obligated to make the capacity payments to the plant. See Consumers' Electric Utility Results of Operations above and Note 4, Uncertainties "Consumers' Electric Utility Rate Matters - Power Supply Costs" and "Other Consumers' Electric Utility Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.

In addition, CMS Energy, through its subsidiary companies, has equity investments in partnerships and joint ventures in which they have a minority ownership interest. As of June 30, 2003, CMS Energy's proportionate share of unconsolidated debt associated with these investments was $2.7 billion. This unconsolidated debt is non-recourse to CMS Energy and is not included in the amount of long-term debt that appears on CMS Energy's Consolidated Balance Sheets.

The following table shows a summary of CMS Energy's contractual obligations, including off-balance sheet commitments at June 30, 2003.

Contractual Obligations                                                                                 In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                       Payments Due
                                                     --------------------------------------------------------------
June 30                                     Total      2003        2004       2005       2006      2007      Beyond
-------------------------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                          $6,055       $ -       $ 517      $ 740      $ 663     $ 538      $3,597
   Current portion of debt                    529        55         474          -          -         -           -
   Notes payable                                1         1           -          -          -         -           -
   Capital lease obligations(a)               147         9          17         18         17        16          70
-------------------------------------------------------------------------------------------------------------------
Total on-balance sheet                     $6,732      $ 65     $ 1,008      $ 758      $ 680     $ 554      $3,667
-------------------------------------------------------------------------------------------------------------------

Off-balance sheet:
   Non-recourse debt                       $2,676      $263        $152       $114       $406       $13      $1,728
   Operating leases                            92        10          13         11         11        10          37
   Sale of accounts receivable                 50        50           -          -          -         -           -
   Unconditional purchase
     Obligations                           18,999     1,805       1,464      1,194        901       740      12,895
-------------------------------------------------------------------------------------------------------------------
Total off-balance sheet                   $21,817    $2,128      $1,629     $1,319     $1,318      $763     $14,660
===================================================================================================================

     (a) Capital lease obligations include $15 million of imputed interest.

COMMERCIAL COMMITMENTS: As of June 30, 2003, CMS Energy, Enterprises, and their subsidiaries have guaranteed payment of obligations through guarantees, indemnities and letters of credit, of unconsolidated


                                     CMS-24

                                                          CMS Energy Corporation


affiliates and related parties approximating $633 million. Included in this amount, Enterprises, in the ordinary course of its business, has guaranteed contracts of CMS MST that contain certain schedule and performance requirements. As of June 30, 2003, the actual amount of financial exposure covered by these guarantees and indemnities was $157 million. Management monitors and approves these obligations and believes it is unlikely that CMS Energy would be required to perform or otherwise incur any material losses associated with these guarantees. Indemnities are three-party agreements used to assure performance of contracts by CMS Energy. Letters of credit are issued by banks guaranteeing CMS Energy's payments of its drafts. Drafts are for a stated amount and for a specified period; they substitute the bank's credit for CMS Energy's and eliminate the credit risk for the other party.

Commercial Commitments                                                                                  In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                       Commitment Expiration
                                                       ------------------------------------------------------------
June 30                                     Total       2003      2004      2005      2006       2007        Beyond
-------------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                               $ 314       $ 20     $   -      $  -       $ 4        $ -          $290
   Indemnities                                111          -         -        36         -          -            75
   Letters of Credit                          208         13       191         -         -          -             4
-------------------------------------------------------------------------------------------------------------------
Total                                       $ 633       $ 33     $ 191      $ 36       $ 4        $ -          $369
===================================================================================================================

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

CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. As of January 2003, CMS Energy at the parent level had approximately $598 million and Consumers and its subsidiaries had approximately $727 million of publicly issued and credit facility debt maturing in 2003. During 2003, CMS Energy and Consumers have taken steps to address their 2003 maturities, as described below. As of June 30, 2003, CMS Energy at the parent level had approximately $34 million, Consumers and its subsidiaries had approximately $13 million, and Enterprises had approximately $8 million of publicly issued and credit facility debt maturing in 2003. In addition, CMS Energy could become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit.

CMS ENERGY PARENT LEVEL LIQUIDITY

CMS Energy has reduced debt through asset sales and securitization proceeds, with a total of approximately $3.5 billion in cash proceeds from such events over the two preceding calendar years. For the six months ended June 30, 2003, CMS Energy has received cash proceeds of approximately $726 million and stock valued at approximately $49 million as a result of additional asset sales as described below.


                                     CMS-25

                                                          CMS Energy Corporation


In January 2003, CMS MST closed on the sale of a substantial portion of its natural gas trading contracts for $17 million of cash proceeds. The sale of Centennial, resulting in proceeds to CMS Energy of $40 million, closed in February 2003. In March 2003, CMS MST sold the majority of its wholesale power book and related supply portfolio to Constellation Power Source, Inc. for cash proceeds of $34 million. The sale contains a potential to increase proceeds to $40 million dependent upon future years' performance of the sold assets. Additionally, during the first quarter of 2003, CMS MST sold its 50 percent joint venture ownership interest in Texon, its 50 percent interest in Premstar and its Tulsa retail contracts, resulting in net cash proceeds of approximately $6 million.

In June 2003, CMS Energy completed the sale of its one-third membership interest in the Guardian Pipeline, L.L.C., to a subsidiary of WPS Resources Corporation. Proceeds from the sale were $26 million and were used to reduce debt. In conjunction with the sale, approximately $63 million of cash that CMS Energy had committed to collateralize a letter of credit was released. CMS Energy recorded a loss on the sale of Guardian of $4 million ($3 million after-tax) in the second quarter of 2003.

In June 2003, CMS Energy completed the previously announced sale of all of the outstanding capital stock of Panhandle to Southern Union Panhandle Corp., a newly formed entity owned by Southern Union. CMS Energy received approximately $582 million in cash, subject to post closing adjustments, and three million shares of Southern Union common stock, worth approximately $49 million based on the June 11, 2003 closing price of $16.48 per share. The sale agreement allows CMS Energy to sell the stock 90 days after the closing date of June 11, 2003. The Southern Union common stock has been recorded as a current asset on CMS Energy's balance sheet. In July 2003, Southern Union declared a five percent common stock dividend payable July 31, 2003, to shareholders of record as of July 17, 2003. As a result, CMS Energy now holds 3.15 million shares of Southern Union common stock, worth approximately $48.5 million, based on the July 31, 2003 closing price of $15.41 per share. Southern Union Panhandle Corp. also assumed approximately $1.166 billion of Panhandle debt. CMS Energy used the cash proceeds from the sale of Panhandle to pay off and terminate Enterprises' $441 million and $75 million revolving credit facilities. The $30 million after-tax loss on the sale, subject to post-closing adjustments, is included in discontinued operations.

In June 2003, CMS MST's energy conservation unit, CMS Viron closed on the sale of the majority of its assets associated with its non-federal business to Chevron Energy Solutions Company, a division of Chevron U.S.A. and in April 2003, closed on the sale of its assets associated with its federal business to Pepco Energy Services. The total loss on the sale of CMS Viron was $14 million ($9 million, net of tax).

CMS Energy believes that further targeted asset sales, together with its planned reductions in operating expenses, capital expenditures, and the suspension of the common dividend also will contribute to improved liquidity. CMS Energy believes that, assuming the successful implementation of its financial plan, its present level of cash and borrowing capacity along with anticipated cash flows from operating and investing activities will be sufficient to meet its liquidity needs through 2003.

CMS Energy continues to explore financing opportunities to improve its financial position. These potential opportunities include refinancing its bank credit facilities; refinancing and issuing new capital markets debt, preferred and/or common equity; and negotiating private placement debt, preferred and/or common equity.


                                     CMS-26

                                                          CMS Energy Corporation


CONSUMERS ENERGY LIQUIDITY

Consumers' liquidity and capital requirements generally are a function of its results of operations, capital expenditures, contractual obligations, debt maturities, working capital needs and collateral requirements. During the summer months, Consumers purchases natural gas and stores it for resale primarily during the winter heating season. Recently, the market price for natural gas has increased. Although Consumers' natural gas purchases are recoverable from its customers, the amount paid for natural gas stored as inventory could require additional liquidity due to the timing of the cost recoveries. In addition, certain commodity suppliers to Consumers have requested advance payments or other forms of assurances, including margin calls, in connection with maintenance of ongoing deliveries of gas and electricity. This will also affect Consumers' liquidity position.

Consumers has historically met its consolidated cash needs through its operating and financing activities and access to bank financing and the capital markets. In 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers may also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit as indicated above. Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of borrowings, reduced capital expenditures, cash flow generated from operations, and other measures. Refer to Capital Resources and Liquidity, "Long Term Financings" above for information about Consumers' 2003 debt financing.

Consumers believes that its present level of cash and borrowing capacity (assuming access to capital markets), along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2004. In addition, the following activities also have been initiated by Consumers to enhance further its liquidity:

     o Consumers filed a general rate case for its gas utility business in March, 2003. Consumers requested rate relief in the amount of approximately $156 million. In its filing, Consumers requested immediate interim relief. See Consumers' Gas Utility Business Outlook, "2003 Gas Rate Case" below for MPSC Staff recommended interim rate relief.

     o Consumers filed an application in March 2003, with the MPSC seeking authorization to issue $1.084 billion of Securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds.

In June 2003, the MPSC issued a financing order authorizing the issuance of the Securitization bonds in the amount of approximately $554 million. In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. The financing order will only become effective after rehearing and upon acceptance by Consumers. Consumers anticipates that bonds could be issued by the first quarter 2004.

For further information on Securitization see, Consumers' Electric Utility Business Outlook, "Competition and Regulatory Restructuring - Securitization."

There is no assurance that the pending Securitization bond issuance transaction noted above will be completed, nor is there assurance that the MPSC will grant either interim or final gas utility rate relief.

                                     CMS-27

                                                          CMS Energy Corporation


CORPORATE OUTLOOK

During 2003, CMS Energy continued to implement its financial plan and its on-going asset sales program first announced in 2001. The financial plan focuses on strengthening CMS Energy's balance sheet and improving financial liquidity through debt reduction and aggressive cost management. The on-going asset sales program's objectives are to generate cash to reduce debt, reduce business risk, and provide for more predictable future earnings. This encompasses the sale of non-strategic and under-performing assets, the proceeds of which are being used to reduce debt.

Consistent with its "back-to-basics" strategy, CMS Energy is pursuing actively the sale of non-strategic and under-performing assets and has received approximately $3.5 billion of cash from asset sales, securitization proceeds and proceeds from LNG monetization. These assets are recorded at current fair value however, upon the sale of additional non-strategic and under-performing assets, the proceeds realized may be different than the recorded value of those assets if market conditions change. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that, these asset sales will occur. CMS Energy anticipates, however, that the sales, if any, will result in additional cash proceeds that will be used to retire existing debt of CMS Energy or Consumers.

In July 2003, CMS Energy completed the sale of CMS Field Services to Cantera Resources Inc. for approximately $113 million in cash and a $50 million face value note of Cantera Resources Inc. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2004 through 2008. The net sales proceeds of approximately $100 million were used to reduce debt.

An affiliate of CMS Generation owns a 49.6 percent interest in the Loy Yang Power Partnership ("LYPP"), which owns the 2,000 megawatts Loy Yang coal-fired power project in Victoria, Australia. Due to unfavorable power prices in the Australian market, the LYPP is not generating cash flow sufficient to meet its operating and debt-service obligations. LYPP has A$500 million of term bank debt that, pursuant to prior extensions from the lenders, was scheduled to mature on July 11, 2003. A further extension was received and as a result, this debt now is scheduled to mature on November 11, 2003. The partners in LYPP (including affiliates of CMS Generation, NRG Energy Inc. and Horizon Energy Australia Investments) have been exploring the possible sale of the project (or control of the project) or a restructuring of the finances of LYPP.

In July 2003, a conditional share sale agreement was executed by the LYPP partners and partners of the Great Energy Alliance Corporation ("GEAC") to sell the project to GEAC for A$3.5 billion (approximately $2.4 billion in U.S. dollars), including A$165 million (approximately $111 million in U.S. dollars) for the project equity. The Australian Gas Light Company, the Tokyo Electric Power Company, Inc. and a group of financial investors led by the Commonwealth Bank of Australia formed GEAC earlier this year to explore the possible acquisition of Loy Yang. The conditions to completion of the sale to GEAC include consents from LYPP's lenders to a restructuring of the project's debt, satisfactory resolution of regulatory issues and approvals, rulings on tax and stamp duty obligations, and approvals from the investors in Horizon Energy Australia Investments and the creditors committee of NRG Energy Inc. It should be noted in particular that the Australian federal antitrust regulator has indicated its concern with the potential anticompetitive effects of this transaction. Closing is targeted for early September 2003. Given the regulatory uncertainties, however, the parties to the share sale agreement have agreed to extend the date for resolution of the regulatory conditions to closing to not later than November 2, 2003, assuming satisfactory interim resolution of other closing conditions. The share sale agreement provides GEAC a

                                     CMS-28

                                                          CMS Energy Corporation


period of exclusivity while the conditions of the purchase are satisfied. The signing of the share sale agreement allows GEAC to begin discussions with LYPP's lenders to pursue a debt restructuring. The ultimate net proceeds to CMS Energy for its equity share in LYPP may be subject to reduction based on the ultimate resolution of many of the factors described above as conditions to completion of the sale, as well as closing adjustments and transaction costs, and could likely range between $20 million and a nominal amount.

CMS Energy cannot predict whether this sale to GEAC will be consummated or, if not, whether any of the other initiatives will be successful, and it is possible that CMS Generation may lose all or a substantial part of its remaining equity investment in the LYPP. CMS Energy previously has written off its equity investment in the LYPP, and further write-offs would be limited to cumulative net foreign currency translation losses. The amount of such cumulative net foreign currency translation losses is $118 million at June 30, 2003. Any such write-off would flow through CMS Energy's income statement but would not result in a reduction in shareholders' equity or cause CMS Energy to be in noncompliance with its financing agreements.

In July 2003, CMS Energy and the National Power Company, through their joint venture, Jubail Energy Company, closed a $170 million project financing for construction of a co-generation plant designed to produce up to 250 MW and 510 tons of industrial steam per hour. This financing did not require any additional project investment by CMS Energy. The debt is non-recourse to CMS Energy and its subsidiaries and is not included on CMS Energy's balance sheet. The plant will be located within the Saudi Petrochemical Company's (SADAF) complex at the Jubail Industrial City in Saudi Arabia. CMS Energy owns 25 percent of Jubail Energy Company, which has entered into a long-term contract with SADAF for the entire output of the plant. CMS Energy's equity in the project is a reimbursement of its prior development costs. CMS Energy does not plan to put any additional funds into the project or be a long-term investor in Saudi Arabia. The plant is expected to be in operation in 2005 and will be the first independent power plant in Saudi Arabia.

CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities. Consumers experienced much stronger growth in 2002 as a result of warmer than normal summer weather. Assuming that, in the last half of 2003, normal weather conditions will occur and manufacturing activity will average about one percent less than last year, a slight decline from the strong 2002 electric deliveries is anticipated.

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of Consumers' electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002.


                                     CMS-29

                                                          CMS Energy Corporation


As a result, alternative electric suppliers for generation services have entered Consumers' market. As of late July 2003, alternative electric suppliers are providing 575 MW of generation supply to retail open access customers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

Stranded Costs: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge.

In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million for 2000 and $43 million for 2001. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million for 2000 and $4 million for 2001. The single largest reason for the difference in the filing was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act. As discussed below in "Securitization", Consumers filed a request with the MPSC for authority to issue Securitization bonds that would allow recovery of the Clean Air Act expenditures that were excluded from the Stranded Cost calculation.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to resolve numerous issues regarding the "net" Stranded Cost methodology in a way that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties have also filed rehearing petitions with the MPSC. Consumers has also initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order.

In March 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and previously unsecuritized Palisades expenditures were approved as proposed in its securitization case as discussed below in "Securitization", then Consumers' "net" Stranded Costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million.

In June 2003, the MPSC issued a financing order in the securitization case, authorizing the issuance of Securitization bonds in the amount of approximately $554 million. Included in this amount were Clean Air


                                     CMS-30

                                                          CMS Energy Corporation


Act expenditures. However, the MPSC rejected previously unsecuritized Palisades expenditures as eligible securitized costs. As a result, the previously unsecuritized Palisades expenditures should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC. With the inclusion of the previously unsecuritized Palisades expenditures, Consumers' "net" Stranded Costs incurred in 2002 are estimated to be approximately $50 million.

In July 2003, Consumers filed a petition for rehearing and clarification on a number of features in the MPSC's financing order on securitization. Once a final financing order by the MPSC on securitization is issued, the amount of Consumers' request for "net" Stranded Cost recovery for 2002 will be known. Consumers cannot predict how the MPSC will rule on its request for the recoverability of Stranded Costs, and therefore Consumers has not recorded any regulatory assets to recognize the future recovery of such costs.

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers has participated in this collaborative process. In July 2003, the staff suspended further discussion while it considers possible conclusions and recommendations.

Implementation Costs: Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998               $20             $ -                  $15                    $5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               -                    8                     -
2003                         2002                 2               2              Pending               Pending
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the year 2001, the MPSC also reserved the right to review again the implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of June 30, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded a regulatory asset of $15 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers is expected to begin after the rate freeze or rate cap period has expired. As discussed below, Consumers has asked to include implementation costs through December 31, 2000 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.



                                     CMS-31

                                                          CMS Energy Corporation


Also, Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. In May 2003, the FERC issued an order denying MISO's request for authorization to reimburse Consumers. In June 2003, Consumers filed a petition for rehearing with the FERC and in July 2003, the FERC granted Consumers' petition for rehearing. Consumers cannot predict the amount of implementation costs the FERC will ultimately order to be reimbursed by MISO.

Securitization: In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. The application sought recovery of costs associated with Clean Air Act expenditures, previously unsecuritized Palisades expenditures, retail open access implementation costs through December 31, 2003, certain pension fund costs, and expenses associated with the issuance of the bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. Consumers believes unsecuritized Palisades expenditures should be included as a component of "net" Stranded Costs.

In the June 2003 financing order, the MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a small fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the full service and bundled sales customers are increased under the rate design order by the MPSC in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. The financing order will become effective after rehearing and upon acceptance by Consumers.

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

Industrial Contracts: In response to industry restructuring efforts, in 1995 and 1996, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts, totaling approximately 685 MW of load, as part of its phased introduction to competition. Unless terminated or restructured, the majority of these contracts are in effect through 2005. As of June 30, 2003, contracts for 200 MW of load have terminated and outstanding contracts involve approximately 485 MW of load. Of the contracts that have terminated, 52 MW have gone to an alternative electric supplier and 148 MW have returned to bundled tariff rates. Consumers cannot predict the ultimate financial impact of changes related


                                     CMS-32

                                                          CMS Energy Corporation


to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed by the MPSC without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual electric and gas revenues. In October 2002, the MPSC denied waivers for three programs that provided approximately $32 million in gas revenues in 2001, of which $30 million relates to the appliance service plan. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. In November 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In February 2003, the Michigan Supreme Court denied the application. In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which generated $33 million in gas revenues in 2002. In February 2003, the MPSC granted an extension of the temporary waiver until December 31, 2003. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck down the guidelines because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct. In July 2003, legislation was introduced in the Michigan legislature that, if enacted, would clarify the application of the code of conduct in a manner that would allow Consumers to continue to offer the appliance service plan.

Energy Policy: Uncertainty exists regarding the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills that have been introduced in the United States Congress in recent years were designed to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy, then that legislation could potentially affect company operations and financial requirements.

Transmission: In May 2002, Consumers sold its electric transmission system for approximately $290 million to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. The pretax gain was $31 million ($26 million, net of tax). Remaining open issues are not expected to substantially impact the amount of the gain.

As a result of the sale, Consumers anticipates its after-tax earnings will be decreased by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of


                                     CMS-33

                                                          CMS Energy Corporation


a return on the sold electric transmission system.

Under an agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system until May 1, 2007 under a contract with MTH.

Consumers is a customer of AEP and holds 400 MW of long-term transmission service reservations through the AEP transmission system. AEP has indicated its intent, and has received preliminary FERC approval, to turn control of its transmission system over to the PJM RTO. This change will require AEP wholesale transmission customers to become members of, and resubmit reservation requests to, PJM. Legislation recently enacted in Virginia, precludes Virginia utilities (including AEP) from joining an RTO until July 2004. In addition, the Kentucky Public Service Commission has denied AEP's request to transfer its assets to PJM. These developments, as well as uncertainty associated with state approvals AEP is seeking from various state regulatory bodies, raise some doubt regarding the timing of AEP's membership in PJM. Upon completion of the steps necessary for the integration of AEP into PJM, Consumers will complete the application process to join PJM as a transmission customer.

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

For further information and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, and Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters -- Electric Restructuring" and "Consumers' Electric Utility Rate Matters -- Electric Proceedings."





                                     CMS-34

                                                          CMS Energy Corporation


UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 5) electric industry restructuring issues, including those described above; 6) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 7) the recovery of electric restructuring implementation costs; 8) Consumers' status as an electric transmission customer and not as an electric transmission owner/operator; 9) sufficient reserves for OATT rate refunds; 10) the effects of derivative accounting and potential earnings volatility; 11) increased costs for safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 12) potentially rising pension costs due to market losses (as discussed above in Accounting for Pension and OPEB). For further information about these trends or uncertainties, see Note 4, Uncertainties.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects gas deliveries, including gas full service and customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of less than one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, use of gas by independent power producers, changes in competitive and economic conditions, and the level of natural gas consumption per customer. Also, the recent significant increases in gas commodity prices may reduce gas sales by amounts which Consumers is not able to predict.

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation process with the MPSC, Consumers expects to collect all of its incurred gas costs. In June 2003, Consumers filed a reconciliation of GCR costs and revenues for the 12-month period April 2002 through March 2003. In the filing, Consumers proposed to recover from customers a net under-recovery of approximately $6 million according to a "roll-in" methodology, which incorporates the under-recovery in rates charged in the succeeding GCR year. The "roll-in" tariff provision was approved by the MPSC in a November, 2002 order.

Under an order issued by the MPSC in July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its gas cost recovery factor for the remainder of the current GCR plan year (August 2003 through March 2004) and to implement a quarterly ceiling price adjustment mechanism, based on a formula that tracks changes in NYMEX natural gas prices. Consistent with the terms of the settlement, the ceiling price is $6.11 per mcf. However, Consumers will use an August GCR factor of $5.56 per mcf to bill its customers.

2001 GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. In November 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers'


                                     CMS-35

                                                          CMS Energy Corporation


rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements.

2003 GAS RATE CASE: In March 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent authorized return on equity, based on a 2004 test year. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount. In August 2003, the MPSC Staff recommended interim rate relief of $80 million be granted in this proceeding, subject to Consumers voluntarily agreeing to limit its dividends to its parent, CMS Energy, to a maximum of $190 million in any calendar year.

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $36 million in annual gas revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring -- Code of Conduct." In July 2003, legislation was introduced in the Michigan legislature that, if enacted, would clarify the application of the code of conduct in a manner that would allow Consumers to continue to offer the appliance service plan.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 3) future gas industry restructuring initiatives; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average consumption per residential customer; 6) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 7) potentially rising pension costs due to market losses (as discussed above in Accounting for Pension and OPEB). For further information about these uncertainties, see Note 4, Uncertainties.

CONSUMERS' OTHER OUTLOOK

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through June 30, 2003, Consumers has incurred approximately $6 million in incremental security costs, including operating, capital, and decommissioning and removal costs, mainly relating to its nuclear facilities. Consumers estimates it may incur additional incremental security costs for the last six months of 2003 of approximately $3 million, of which $2 million relates to nuclear security costs. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. In February 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.


                                     CMS-36

                                                          CMS Energy Corporation


ENTERPRISES OUTLOOK

CMS Energy's IPP subsidiary plans to complete the restructuring of its operations by narrowing the scope of its existing operations and commitments to two regions: North America and the Middle East/North Africa. In addition, its plans include selling designated assets and investments that are under-performing, non-region focused and non-synergistic with other CMS Energy business units. The IPP business unit will continue to optimize the operations and management of its remaining portfolio of assets in order to contribute to CMS Energy's earnings and to maintain its reputation for solid performance in the construction and operation of power plants.

CMS MST has continued to streamline its portfolio in order to reduce its business risk and outstanding credit guarantees. In June 2003, CMS MST's energy conservation unit, CMS Viron, closed on the sale of the majority of its assets associated with its non-federal business to Chevron Energy Solutions Company, a division of Chevron U.S.A. Inc. and in April 2003, closed on the sale of its assets associated with its federal business to Pepco Energy Services. CMS MST's future activities are centered around meeting contractual obligations, as well as purchasing fuel for and marketing the merchant power from DIG, Michigan Power, LLC and other IPPs as their current power purchase agreements expire.

In June 2003, CMS Gas Transmission closed on the sale of Panhandle and Guardian and in July 2003, completed the sale of CMS Field Services. CMS Gas Transmission continues to narrow its scope of existing operations and commitments. In doing so, CMS Energy is pursuing actively the sale, liquidation, or other disposition of certain of its assets and investments, but management cannot predict when, nor make any assurances that, these asset and investment sales will occur.

UNCERTAINTIES: The results of operations and financial position of CMS Energy's diversified energy businesses may be affected by a number of trends or uncertainties that have, or CMS Energy reasonably expects could have, a material impact on income from continuing operations, cash flows and balance sheet and credit improvement. Such trends and uncertainties include: 1) the ability to sell or optimize assets or businesses in accordance with its financial plan; 2) the international monetary fluctuations, particularly in Argentina, as well as Brazil and Australia; 3) the changes in foreign laws, governmental and regulatory policies that could significantly reduce the tariffs charged and revenues recognized by certain foreign investments; 4) the imposition of stamp taxes on certain South American contracts that could increase substantially project expenses; 5) the impact of any future rate cases or FERC actions or orders on regulated businesses and the effects of changing regulatory and accounting related matters resulting from current events; and 6) the impact of ratings downgrades on CMS Energy's liquidity, costs of operating, and cost of capital.

OTHER OUTLOOK

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations


                                     CMS-37

                                                          CMS Energy Corporation


designed to prevent any reoccurrence of this practice. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has implemented the recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within forty-five days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST made a written submission to the FERC on June 11, 2003 in compliance with the FERC's directives. On July 29, 2003, the FERC issued an order stating that CMS MST met the requirements of the FERC's April 30, 2003 order. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed as purported class actions in the United States District Court for the Eastern District of Michigan by individuals who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The companies intend to defend vigorously defend against this action but cannot predict the outcome of this litigation.

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

ERISA CLAIMS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court, were consolidated by the trial judge, and an amended and consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also



                                     CMS-38

                                                          CMS Energy Corporation


seek other equitable relief and legal fees. These cases will be defended vigorously. CMS Energy cannot predict the outcome of this litigation.

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

INTEGRUM LAWSUIT: A complaint was filed in Wayne County, Michigan Circuit Court on July 17, 2003 by Integrum against CMS Energy, Enterprises and APT. Integrum alleges several causes of action against APT, CMS Energy and Enterprises in connection with an offer by Integrum to purchase the CMS Pipeline Assets. In addition to seeking unspecified money damages, Integrum is seeking an order enjoining Enterprises and CMS Energy from selling and APT from purchasing the CMS Pipeline Assets and an order of specific performance mandating that CMS Energy, Enterprises and APT complete the sale of the CMS Pipeline Assets to APT and Integrum. An officer and director of Integrum is a former officer and director of CMS Energy, Consumers and certain of its subsidiaries. The individual was not employed by CMS Energy, Consumers or its subsidiaries when Integrum made the offer to purchase the CMS Pipeline Assets. CMS Energy and Enterprises intend to vigorously defend against this action. CMS Energy and Enterprises cannot predict the outcome of this litigation.

OTHER MATTERS

SEC COMPLIANCE

In July 2003, CMS Energy completed the filing of its 2002 Form 10-K/A and its September 30, 2002 Form 10-Q/A. These filings restated the consolidated financial statements for the quarters of 2002 and 2001 as a result of certain audit and re-audit adjustments as well as adjustments identified through the quarterly reconstruction and reconciliation project at CMS MST related to the interim periods of 2001. The required management certifications were filed at that time.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: CMS Energy's management, with the participation of its CEO and CFO, has evaluated the effectiveness of CMS Energy's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, CMS Energy's CEO and CFO have concluded that, as of the end of such period, CMS Energy's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have not been any changes in CMS Energy's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, CMS Energy's internal control over financial reporting.

CONTROL WEAKNESSES AT CMS MST

In late 2001 and during 2002, CMS Energy identified a number of deficiencies in CMS MST's systems of


                                     CMS-39

                                                          CMS Energy Corporation


internal accounting controls. The internal control deficiencies related to, among other things, a lack of account reconciliations, unidentified differences between subsidiary ledgers and the general ledger, and procedures and processes surrounding the CMS Energy accounting for energy trading contracts, including mark-to-market accounting.

Senior management, the Audit Committee of the Board of Directors, the Board of Directors, and the independent auditors were notified of these deficiencies as they were discovered, and CMS Energy commenced a plan of remediation that included the replacement of certain key personnel and the deployment of additional internal and external accounting personnel to CMS MST. Certain aspects of the remediation plan, which includes the implementation of improvements and changes to CMS MST's internal accounting controls, were postponed to enable CMS Energy to prepare restated financial statements for 2000 and 2001. While a number of these control improvements and changes were implemented in late 2002, the most important ones occurred in the first quarter of 2003.

The implementation of certain elements of its remediation plan enabled CMS Energy to prepare reliable restated financial statements for CMS MST for December 31, 2000, 2001 and 2002, as well as for the quarterly periods of 2001 and 2002.

Management believes that the improvements to its system of internal accounting controls are appropriate and responsive to the internal control deficiencies that were identified. Management will continue to monitor the operation of the improved internal controls to assess their sustained effectiveness through 2003.

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

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. CMS Energy has not created any variable interest entities in 2003. Therefore, this portion of the interpretation has no impact on its consolidated financial statements. This interpretation's consolidation requirements also apply to pre-existing entities beginning July 1, 2003. CMS Energy will be required to consolidate any entities that meet the requirements of this portion of the interpretation. CMS Energy is in the process of studying this interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

Although CMS Energy has not determined the effect of this interpretation, it is possible that CMS Energy and Consumers may be required to consolidate in its financial statements, the assets, liabilities and activities of the MCV Partnership. If that should occur, CMS Energy and Consumers would have to recognize the MCV Partnership debt on their financial statements. This could negatively impact CMS Energy's and Consumers' various financial covenants under their financing agreements. As a result, CMS Energy and Consumers may have to seek amendments to the relevant financing agreements to modify the terms of certain of these covenants in order to remove the effect of this potential consolidation or refinance the relevant debt.



                                     CMS-40

                                                          CMS Energy Corporation


SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. CMS Energy is in the process of studying this statement, and has yet to determine the effects, if any, the statement will have on accounting for contracts entered into after June 30, 2003.

SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: Issued by the FASB in May 2003, this statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments within its scope as liabilities. Those instruments were previously classified as mezzanine equity. SFAS No. 150 became effective July 1, 2003.

CMS Energy has determined that all of its trust preferred securities fall under the scope of SFAS No. 150. Consumers Financings I through IV and CMS Trust I securities have fixed redemption dates and amounts and qualify as mandatorily redeemable preferred securities under SFAS No. 150. CMS Trust III securities have both a trust preferred security and a forward purchase contract. CMS Energy determined that under SFAS No. 150, CMS Trust III securities were more similar to debt than to equity at inception. Therefore, all of the above securities were reclassified as liabilities on July 1, 2003.

At July 1, 2003, mandatorily redeemable preferred securities totaling $883 million, were reclassified from the mezzanine equity section to the liability section of CMS Energy's consolidated balance sheet. In accordance with SFAS No. 150, prior periods will not be restated. No cumulative impact due to this accounting change was incurred upon adoption.
























                                     CMS-41

                                                          CMS Energy Corporation















                      (This page intentionally left blank)




























                                     CMS-42

                          CMS ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
JUNE 30                                                                            2003        2002         2003         2002
------------------------------------------------------------------------------------------------------------------------------
                                                                                        In Millions, Except Per Share Amounts
OPERATING REVENUE
  Electric utility                                                              $   602    $    631     $  1,252      $ 1,239
  Gas utility                                                                       299         252        1,088          868
  Enterprises                                                                       253       1,251          803        2,285
  Other                                                                               -           1            -            2
                                                                           ---------------------------------------------------
                                                                                  1,154       2,135        3,143        4,394
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                     73          91          167          177
    Purchased and interchange power                                                 121         651          370        1,117
    Purchased power - related parties                                               120         133          252          273
    Cost of gas sold                                                                299         698        1,136        1,588
    Other                                                                           208         224          400          393
                                                                           ---------------------------------------------------
                                                                                    821       1,797        2,325        3,548
  Maintenance                                                                        61          53          118          108
  Depreciation, depletion and amortization                                           88          86          214          208
  General taxes                                                                       1          47           65          104
                                                                           ---------------------------------------------------
                                                                                    971       1,983        2,722        3,968
------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
  Electric utility                                                                   97         116          213          231
  Gas utility                                                                        24          18          127           82
  Enterprises                                                                        32          18           54          102
  Other                                                                              30           -           27           11
                                                                           ---------------------------------------------------
                                                                                    183         152          421          426
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                                  (9)         (7)         (16)         (15)
  Gain (loss) on asset sales, net                                                    (3)         26           (8)          48
  Other, net                                                                         11          (1)          21           (1)
                                                                           ---------------------------------------------------
                                                                                     (1)         18           (3)          32
------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INTEREST AND TAXES                                                  182         170          418          458
------------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                                        126         102          223          196
  Other interest                                                                     11           4           17           14
  Capitalized interest                                                               (3)         (4)          (5)          (7)
  Preferred dividends                                                                 1           -            1            1
  Preferred securities distributions                                                 18          25           36           50
                                                                           ---------------------------------------------------
                                                                                    153         127          272          254
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                    29          43          146          204

INCOME TAXES                                                                         34           6           74           74

MINORITY INTERESTS                                                                    -           1            1            1
                                                                           ---------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                             (5)         36           71          129


LOSS FROM DISCONTINUED OPERATIONS, NET OF $2 AND $18 TAX
    EXPENSE IN 2003 AND $61 AND $94 TAX BENEFIT IN 2002                             (40)       (127)         (13)        (178)
                                                                           ---------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                      (45)        (91)          58          (49)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING, NET OF $13
    TAX BENEFIT IN 2003 AND $9 TAX EXPENSE IN 2002:
         ENERGY TRADING CONTRACTS, EITF 02-03 (NOTE 10)                               -          17          (23)          17
         ASSET RETIREMENT OBLIGATIONS, SFAS NO. 143 (NOTE 10)                         -           -           (1)           -
                                                                           ---------------------------------------------------
                                                                                      -          17          (24)          17

NET INCOME (LOSS)                                                               $   (45)   $    (74)    $     34      $   (32)
==============================================================================================================================



THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-43



                                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
JUNE 30                                                                              2003         2002         2003         2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           In Millions, Except Per Share Amounts
CMS ENERGY
             NET INCOME (LOSS)
                    Net Income (Loss) Available to Common Stock                   $   (45)     $   (74)      $   34      $   (32)
                                                                                  ===============================================

             BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE
                    Income (Loss) from Continuing Operations                      $ (0.03)     $  0.27       $ 0.49      $  0.96
                    Loss from Discontinued Operations                               (0.28)       (0.94)       (0.09)       (1.32)
                    Income (Loss) from Cumulative Effect of Change in Accounting        -         0.12        (0.16)        0.12
                                                                                  -----------------------------------------------
                    Net Income (Loss) Attributable to Common Stock                $ (0.31)     $ (0.55)      $ 0.24      $ (0.24)
                                                                                  ===============================================

             DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE
                    Income (Loss) from Continuing Operations                      $ (0.03)     $  0.27       $ 0.49      $  0.96
                    Loss from Discontinued Operations                               (0.28)       (0.94)       (0.09)       (1.32)
                    Income (Loss) from Cumulative Effect of Change in Accounting        -         0.12        (0.16)        0.12
                                                                                  -----------------------------------------------
                    Net Income (Loss) Attributable to Common Stock                $ (0.31)     $ (0.55)      $ 0.24      $ (0.24)
                                                                                  ===============================================

             DIVIDENDS DECLARED PER COMMON SHARE                                  $     -      $ 0.365       $    -      $  0.73
---------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                                     CMS-44

                             CMS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          SIX MONTHS ENDED
JUNE 30                                                                                  2003         2002
-----------------------------------------------------------------------------------------------------------
                                                                                               In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                      $ 34        $ (32)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $3, respectively)                                     214          208
        Loss on disposal of discontinued operations                                        42          132
        Capital lease and debt discount amortization                                       12           10
        Deferred income taxes and investment tax credit                                   169         (325)
        Accretion expense                                                                  16           15
        Bad debt expense                                                                    8           11
        Undistributed earnings from related parties                                       (71)         (57)
        (Gain) loss on asset sales, net                                                     8          (48)
        Cumulative effect of accounting changes                                            24          (17)
        Changes in other assets and liabilities:
           Decrease (increase) in accounts receivable and accrued revenues                (48)         139
           Decrease (increase) in inventories                                              (2)          99
           Increase (decrease) in accounts payable and accrued expenses                  (317)         138
           Changes in other assets and liabilities                                         44          139
                                                                                 --------------------------

          Net cash provided by operating activities                                       133          412
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                      (259)        (357)
  Investments in partnerships and unconsolidated subsidiaries                               -          (29)
  Cost to retire property, net                                                            (35)         (33)
  Investment in Electric Restructuring Implementation Plan                                 (4)          (5)
  Investments in nuclear decommissioning trust funds                                       (3)          (3)
  Proceeds from nuclear decommissioning trust funds                                        18           12
  Proceeds from sale of assets, net                                                       726        1,286
  Other investing                                                                          18          (16)
                                                                                 --------------------------

          Net cash provided by investing activities                                       461          855
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                  1,449          390
  Issuance of common stock                                                                  4           61
  Retirement of bonds and other long-term debt                                           (834)      (1,346)
  Retirement of trust preferred securities                                                  -          (30)
  Repurchase of common stock                                                               (1)          (1)
  Restricted cash on hand                                                                (167)           -
  Payment of common stock dividends                                                         -          (97)
  Decrease in notes payable, net                                                         (487)        (143)
  Payment of capital lease obligations                                                     (7)          (7)
  Other financing                                                                           1            1
                                                                                 --------------------------

          Net cash used in financing activities                                           (42)      (1,172)
-----------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                            2            -
-----------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                       554           95

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                  377          127
-----------------------------------------------------------------------------------------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                       $931        $ 222
===========================================================================================================





                                     CMS-45



                                                                                                    SIX MONTHS ENDED
JUNE 30                                                                                            2003         2002
---------------------------------------------------------------------------------------------------------------------
                                                                                                         In Millions
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                                      $ 230        $ 185
  Income taxes paid (net of refunds)                                                                (33)         (42)
  Pension and OPEB cash contribution                                                                 40          108
  NON-CASH TRANSACTIONS
  Other assets placed under capital leases                                                        $  10        $  35
=====================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-46

                             CMS ENERGY CORPORATION
                          Consolidated Balance Sheets


ASSETS
                                                                                   JUNE 30                              JUNE 30
                                                                                      2003         DECEMBER 31             2002
                                                                                (UNAUDITED)               2002       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                                $  7,465            $  7,523         $  7,396
  Gas utility                                                                        2,805               2,719            2,651
  Enterprises                                                                          497                 462              902
  Other                                                                                 37                  45               50
                                                                            ----------------------------------------------------
                                                                                    10,804              10,749           10,999
  Less accumulated depreciation, depletion and amortization                          5,493               6,068            5,974
                                                                            ----------------------------------------------------
                                                                                     5,311               4,681            5,025
  Construction work-in-progress                                                        429                 549              481
                                                                            ----------------------------------------------------
                                                                                     5,740               5,230            5,506
--------------------------------------------------------------------------------------------------------------------------------


INVESTMENTS
  Enterprises                                                                          769                 748              975
  Midland Cogeneration Venture Limited Partnership                                     422                 388              359
  First Midland Limited Partnership                                                    263                 255              261
  Other                                                                                  2                   2                1
                                                                            ----------------------------------------------------
                                                                                     1,456               1,393            1,596
--------------------------------------------------------------------------------------------------------------------------------


CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market               931                 377              222
  Restricted cash                                                                      187                  20                -
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $10, $8 and $4, respectively                                         439                 319              132
  Accounts receivable - Marketing, services and trading,
    less allowances of $9, $8 and $11, respectively                                    145                 248              340
  Accounts receivable and notes receivable - related parties                           182                 186              111
  Inventories at average cost:
    Gas in underground storage                                                         460                 491              476
    Materials and supplies                                                              95                  89               77
    Generating plant fuel stock                                                         42                  37               57
  Assets held for sale                                                                 142                 648              414
  Price risk management assets                                                         101                 115              226
  Prepayments and other                                                                311                 218              142
                                                                            ----------------------------------------------------
                                                                                     3,035               2,748            2,197
--------------------------------------------------------------------------------------------------------------------------------


NON-CURRENT ASSETS
  Regulatory Assets
    Securitized costs                                                                  669                 689              709
    Postretirement benefits                                                            174                 185              197
    Abandoned Midland Project                                                           11                  11               11
    Other                                                                              255                 168              173
  Assets held for sale                                                                 249               2,094            2,466
  Price risk management assets                                                         213                 135              382
  Nuclear decommissioning trust funds                                                  553                 536              555
  Notes receivable - related parties                                                   147                 160              203
  Notes receivable                                                                     126                 126              126
  Other                                                                                400                 440              466
                                                                            ----------------------------------------------------
                                                                                     2,797               4,544            5,288
                                                                            ----------------------------------------------------

TOTAL ASSETS                                                                      $ 13,028            $ 13,915         $ 14,587
================================================================================================================================


                                     CMS-47



STOCKHOLDERS' INVESTMENT AND LIABILITIES
                                                                                 JUNE 30                                  JUNE 30
                                                                                    2003         DECEMBER 31                 2002
                                                                              (UNAUDITED)               2002           (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      In Millions
CAPITALIZATION
  Common stockholders' equity
    Common stock, authorized 250.0 shares; outstanding 144.1 shares,
      144.1 shares and 135.1 shares, respectively                                $     1            $      1             $      1
    Other paid-in-capital                                                          3,608               3,605                3,317
    Accumulated other comprehensive loss                                            (724)               (753)                (686)
    Retained deficit                                                              (1,686)             (1,720)              (1,080)
                                                                            ------------------------------------------------------
                                                                                   1,199               1,133                1,552
  Preferred stock of subsidiary                                                       44                  44                   44
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries (a)                                                              393                 393                  694
  Company-obligated mandatorily redeemable preferred securities
    of Consumer's subsidiaries (a)                                                   490                 490                  490

  Long-term debt                                                                   6,055               5,356                5,367
  Non-current portion of capital leases                                              120                 116                   97
                                                                            ------------------------------------------------------
                                                                                   8,301               7,532                8,244
----------------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                    23                  21                   13
----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                               541                 640                  639
  Notes payable                                                                        1                 458                  269
  Accounts payable                                                                   322                 363                  270
  Accounts payable - Marketing, services and trading                                  52                 119                  233
  Accrued interest                                                                   126                 131                  150
  Accrued taxes                                                                      180                 291                  223
  Accounts payable - related parties                                                  47                  53                   57
  Liabilities held for sale                                                           86                 467                  579
  Price risk management liabilities                                                   93                  96                  178
  Current portion of purchase power contract                                          26                  26                   24
  Current portion of gas supply contract obligations                                  28                  25                   24
  Deferred income taxes                                                               32                  15                   13
  Other                                                                              179                 214                  223
                                                                            ------------------------------------------------------
                                                                                   1,713               2,898                2,882
----------------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Postretirement benefits                                                            791                 725                  296
  Deferred income taxes                                                              463                 414                  529
  Deferred investment tax credit                                                      87                  91                   94
  Regulatory liabilities for income taxes, net                                       313                 297                  276
  Other regulatory liabilities                                                       155                   4                    -
  Asset retirement obligation                                                        364                   -                    -
  Liabilities held for sale                                                           91               1,243                1,350
  Price risk management liabilities                                                  206                 135                  321
  Gas supply contract obligations                                                    221                 241                  249
  Power purchase agreement - MCV Partnership                                          14                  27                   41
  Other                                                                              286                 287                  292
                                                                            ------------------------------------------------------
                                                                                   2,991               3,464                3,448
----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                  $ 13,028            $ 13,915             $ 14,587
==================================================================================================================================


  (a) For further discussion, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-48

                                    CMS ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                         (UNAUDITED)

                                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
JUNE 30                                                                               2003         2002         2003         2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      In Millions
COMMON STOCK
  At beginning and end of period                                                   $     1       $    1       $    1      $     1
----------------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                             3,605        3,299        3,605        3,257
  Common stock repurchased
  Common stock reacquired                                                               (1)          (1)          (1)          (1)
  Common stock issued                                                                    4           19            4           61
                                                                                   -----------------------------------------------
      At end of period                                                               3,608        3,317        3,608        3,317
----------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Minimum Pension Liability
    At beginning of period                                                            (241)           -         (241)           -
    Minimum pension liability adjustment (a)                                           (20)           -          (20)           -
                                                                                   -----------------------------------------------
      At end of period                                                                (261)           -         (261)           -
                                                                                   -----------------------------------------------

  Investments
    At beginning of period                                                               2           (5)           2           (5)
    Unrealized gain (loss) on investments (a)                                            3           (2)           3           (2)
                                                                                   -----------------------------------------------
      At end of period                                                                   5           (7)           5           (7)
                                                                                   -----------------------------------------------

  Derivative Instruments (b)
    At beginning of period                                                             (53)         (17)         (56)         (31)
    Unrealized loss on derivative instruments (a)                                      (10)         (13)          (2)          (1)
    Reclassification adjustments included in consolidated net income (loss) (a)          7            1            2            3
                                                                                   -----------------------------------------------
      At end of period                                                                 (56)         (29)         (56)         (29)
                                                                                   -----------------------------------------------


  Foreign Currency Translation
    At beginning of period                                                            (445)        (241)        (458)        (233)
    Change in foreign currency translation (a)                                          33         (409)          46         (417)
                                                                                   -----------------------------------------------
      At end of period                                                                (412)        (650)        (412)        (650)
                                                                                   -----------------------------------------------
           At end of period                                                           (724)        (686)        (724)        (686)
----------------------------------------------------------------------------------------------------------------------------------


RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                            (1,641)        (957)      (1,720)        (951)
  Consolidated net income (loss) (a)                                                   (45)         (74)          34          (32)
  Common stock dividends declared                                                        -          (49)           -          (97)
                                                                                   -----------------------------------------------
      At end of period                                                              (1,686)      (1,080)      (1,686)      (1,080)
                                                                                   -----------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                  $ 1,199       $1,552       $1,199      $ 1,552
==================================================================================================================================

(a)  Disclosure of Other Comprehensive Income (Loss):
       Other Comprehensive Income
         Minimum Pension Liability
           Minimum pension liability adjustments, net of tax of
            $10, $-, $10 and $-, respectively                                      $   (20)      $    -       $  (20)     $     -
         Investments
           Unrealized gain (loss) on investments, net of tax of $(1),
             $1, $(1) and $1, respectively                                               3           (2)           3           (2)
         Derivative Instruments
           Unrealized loss on derivative instruments, net of tax
             of $3, $2, $(2) and $(1), respectively                                    (10)         (13)          (2)          (1)
           Reclassification adjustments included in net income (loss),
             net of tax of $(4), $-, $(1) and $(1), respectively                         7            1            2            3
       Foreign currency translation, net                                                33         (409)          46         (417)
       Net income (loss)                                                               (45)         (74)          34          (32)
                                                                                   -----------------------------------------------

       Total Other Comprehensive Income (Loss)                                     $   (32)      $ (497)      $   63      $  (449)
                                                                                   ===============================================

(b)    Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting related to its equity investment in the
       MCV Partnership and Taweelah as follows:
             MCV Partnership:
             At the beginning of the period                                        $    11       $   (1)         $ 8      $    (8)
             Unrealized gain on derivative instruments                                   6            1           13            6
             Reclassification adjustments included in net income                        (4)           1           (8)           3
                                                                                   -----------------------------------------------
             At the end of the period                                              $    13       $    1         $ 13      $     1
                                                                                   ===============================================
             Taweelah:
             At the beginning of the period                                        $   (32)      $    -        $ (32)     $     -
             Unrealized loss on derivative instruments                                  (5)           -           (5)           -
                                                                                   -----------------------------------------------
             At the end of the period                                              $   (37)      $    -        $ (37)     $     -
                                                                                   ===============================================


THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                     CMS-49

                                                          CMS Energy Corporation



                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in full year financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's 2002 Form 10-K/A, filed on July 1, 2003, which includes the Reports of Independent Auditors. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:  CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE: CMS Energy is the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through subsidiaries, is engaged in domestic and international diversified energy businesses including: natural gas transmission, storage and processing; independent power production; and energy services.

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


                                     CMS-50

                                                          CMS Energy Corporation


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

FINANCIAL INSTRUMENTS: CMS Energy accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value usually reported in equity as part of accumulated other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

FOREIGN CURRENCY TRANSLATION: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. The change in the foreign currency translation adjustment increased equity by $33 million for the three months ended June 30, 2003 and $46 million for the six months ended June 30, 2003, net of after-tax hedging proceeds. The change in the foreign currency translation adjustment decreased equity by $409 million for the three months ended June 30, 2002 and $417 million for the six months ended June 30, 2002, net of after-tax hedging proceeds.

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

PLANT AND PROPERTY: Plant and Property, including improvements, are stated at cost. Construction-related labor and material costs, as well as indirect construction costs such as engineering and interest costs, are capitalized.


                                     CMS-51

                                                          CMS Energy Corporation


Property repairs, minor property replacements and maintenance are charged to maintenance expense as incurred. When depreciable plant and property maintained by CMS Energy's regulated operations are retired or sold, the original cost plus cost of removal (net of salvage credits), is charged to accumulated depreciation.

RESTRICTED CASH: At June 30, 2003, CMS Energy's restricted cash on hand totaled $187 million. Restricted cash includes cash collateral for letters of credit to satisfy certain debt agreements and is classified as a current asset as all restricted cash relates to letters of credit maturing within one year.

STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement are effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. In the fourth quarter of 2002, CMS Energy adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 as amended by SFAS No. 148, applying the prospective method. If compensation cost for stock options had been determined in accordance with SFAS No. 123 for the three and six month periods ended June 30, 2002, consolidated net loss as reported and pro forma would have been as follows:

                                                                              In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30                                                          2002        Basic       Diluted
-------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                             $ (74)     $ (0.55)      $ (0.55)
Add:  Stock-based employee compensation expense included
   In reported net income, net of taxes                                                -            -             -
Deduct:  Total stock-based compensation expense determined
   Under fair value based method for all awards, net of tax                            -            -             -
-------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                                $ (74)     $ (0.55)      $ (0.55)
===================================================================================================================
                                                                              In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                            2002        Basic       Diluted
-------------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                             $ (32)     $ (0.24)      $ (0.24)
Add:  Stock-based employee compensation expense included
   In reported net income, net of taxes                                                -            -             -
Deduct:  Total stock-based compensation expense determined
   Under fair value based method for all awards, net of tax                          (2)       (0.01)        (0.01)
-------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                                $ (34)     $ (0.25)      $ (0.25)
===================================================================================================================

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF


                                     CMS-52

                                                          CMS Energy Corporation


No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets, in 1999, by approximately $535 million and establishing a regulatory asset for a corresponding amount.

Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but allowed Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 10, Adoption of New Accounting Standards, "SFAS No. 143, Accounting for Asset Retirement Obligations."

SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

2.  ASSET SALES AND RESTRUCTURING

CMS Energy continues to implement its financial plan and on-going asset sales program that was initiated in late 2001. The asset sales program encompasses the sale of all non-strategic and under-performing assets. The impacts of these sales are included in "Gain (loss) on asset sales, net" in the Consolidated Statements of Income.

ASSET SALES

In June 2003, CMS Energy completed the sales of Panhandle and the assets of CMS Viron. See Note 3, Discontinued Operations.

In June 2003, CMS Energy completed the sale of its one-third membership interest in the Guardian Pipeline, L.L.C., to a subsidiary of WPS Resources Corporation. Proceeds from the sale were $26 million and were used to reduce debt. In conjunction with the sale, approximately $63 million of cash that CMS Energy had committed to collateralize a letter of credit was released. CMS Energy recorded a loss on the sale of Guardian of $4 million ($3 million after-tax) in the second quarter of 2003.

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

                                     CMS-53

                                                          CMS Energy Corporation


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

In May 2002, Consumers Energy closed on the sale of its electric transmission system to a limited partnership whose general partner is Washington D.C.-based Trans-Elect, Inc. Also, in May 2002, Consumers sold certain reactor top equipment. The sales totaled approximately $295 million. The pretax gain on these sales, which totaled $38 million ($31 million, net of tax), are included in "Gain (loss) on asset sales, net" in the accompanying consolidated statements of income in 2002.

In April 2002, CMS Energy sold its equity ownership interest in Toledo Power for $10 million. Proceeds from the sale were used to repay debt. The pretax loss, as shown on the Consolidated Statements of Income, was $11 million ($8 million, net of tax).

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Proceeds from this transaction were used primarily to retire existing debt. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the methanol plant of $19 million ($12 million, net of tax) is included in "Gain (loss) on asset sales, net" in the accompanying Consolidated Statements of Income. The gain on the sale of CMS Oil & Gas' Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations in 2002.

Six months ended June 30                                                                               In Millions
------------------------------------------------------------------------------------------------------------------
                                                                         Pre-tax   After-tax    Pre-tax  After-tax
                                                                            2003        2003       2002       2002
-------------------------------------------------------------------------------------------------------------------
Asset Sales -- Gain (Loss):
     Marketing, Services and Trading                                        $(5)        $(3)        $ -        $ -
     Natural Gas Transmission                                                (4)         (3)         19         12
     Independent Power Production                                              -           -        (11)        (8)
     Consumers                                                                 -           -         38         31
     Other                                                                     1           1          2          -
     -------------------------------------------------------------------------------------------------------------
Total Gain (Loss) on Asset Sales                                            $(8)        $(5)        $48        $35
==================================================================================================================

An affiliate of CMS Generation owns a 49.6 percent interest in the Loy Yang Power Partnership ("LYPP"), which owns the 2,000 megawatts Loy Yang coal-fired power project in Victoria, Australia. Due to unfavorable power prices in the Australian market, the LYPP is not generating cash flow sufficient to meet its operating and debt-service obligations. LYPP has A$500 million of term bank debt that, pursuant to prior extensions from the lenders, was scheduled to mature on July 11, 2003. A further extension was received and as a result, this debt now is scheduled to mature on November 11, 2003. The partners in LYPP (including affiliates of CMS Generation, NRG Energy Inc. and Horizon Energy Australia Investments) have been exploring the possible sale of the project (or control of the project) or a restructuring of the finances of LYPP.

In July 2003, a conditional share sale agreement was executed by the LYPP partners and partners of the


                                     CMS-54

                                                          CMS Energy Corporation


Great Energy Alliance Corporation ("GEAC") to sell the project to GEAC for A$3.5 billion (approximately $2.4 billion in U.S. dollars), including A$165 million (approximately $111 million in U.S. dollars) for the project equity. The Australian Gas Light Company, the Tokyo Electric Power Company, Inc. and a group of financial investors led by the Commonwealth Bank of Australia formed GEAC earlier this year to explore the possible acquisition of Loy Yang. The conditions to completion of the sale to GEAC include consents from LYPP's lenders to a restructuring of the project's debt, satisfactory resolution of regulatory issues and approvals, rulings on tax and stamp duty obligations, and approvals from the investors in Horizon Energy Australia Investments and the creditors committee of NRG Energy Inc. It should be noted in particular that the Australian federal antitrust regulator has indicated its concern with the potential anticompetitive effects of this transaction. Closing is targeted for early September 2003. Given the regulatory uncertainties, however, the parties to the share sale agreement have agreed to extend the date for resolution of the regulatory conditions to closing to not later than November 2, 2003, assuming satisfactory interim resolution of other closing conditions. The share sale agreement provides GEAC a period of exclusivity while the conditions of the purchase are satisfied. The signing of the share sale agreement allows GEAC to begin discussions with LYPP's lenders to pursue a debt restructuring. The ultimate net proceeds to CMS Energy for its equity share in LYPP may be subject to reduction based on the ultimate resolution of many of the factors described above as conditions to completion of the sale, as well as closing adjustments and transaction costs, and could likely range between $20 million and a nominal amount.

CMS Energy cannot predict whether this sale to GEAC will be consummated or, if not, whether any of the other initiatives will be successful, and it is possible that CMS Generation may lose all or a substantial part of its remaining equity investment in the LYPP. CMS Energy previously has written off its equity investment in the LYPP, and further write-offs would be limited to cumulative net foreign currency translation losses. The amount of such cumulative net foreign currency translation losses is $118 million at June 30, 2003. Any such write-off would flow through CMS Energy's income statement but would not result in a reduction in shareholders' equity or cause CMS Energy to be in noncompliance with its financing agreements.

RESTRUCTURING AND OTHER COSTS

CMS Energy announced in June 2002 a series of new initiatives intended to sharpen its business focus and help restore its financial health by reducing operating costs by an estimated $50 million annually. The initiatives announced included the following:

     o Relocating CMS Energy's corporate headquarters from Dearborn, Michigan to a new combined CMS Energy and Consumers headquarters building then under construction in Jackson, Michigan. The Jackson headquarters building opened in March 2003 and houses an estimated 1,450 CMS Energy and Consumers Energy employees. The relocation will ultimately reduce corporate operating expenses.

     o Implementing changes to CMS Energy's 401(K) savings program which provided additional savings for CMS Energy and enhanced investment options for employee participants.

     o Implementing changes to CMS Energy's health care plan in order to keep benefits and costs competitive.

     o Terminating five officers, 18 CMS Field Services employees and 41 CMS MST trading group employees. Prior to December 31, 2002, 31 Dearborn-based employees and 92 Houston employees elected severance arrangements. Of these 187 officers and employees, 65 had been terminated as of December 31, 2002. All remaining terminations were completed in 2003.


                                     CMS-55

                                                          CMS Energy Corporation


The following table shows the amount charged to expense for restructuring costs, the payments made, and the unpaid balance of accrued costs at June 30, 2003.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                                                      June 30, 2003
-------------------------------------------------------------------------------------------------------------------
                                                                     Involuntary         Lease
                                                                     Termination      Termination             Total
-------------------------------------------------------------------------------------------------------------------
Beginning accrual balance, January 1, 2003                             $ 12              $ 8                   $ 20
Expense                                                                   3                -                      3
Payments                                                                 (8)               -                     (8)
-------------------------------------------------------------------------------------------------------------------
Ending accrual balance                                                  $ 7              $ 8                   $ 15
===================================================================================================================

Restructuring costs for the three and six months ended June 30, 2003, which are included in operating expenses, include $1 million and $3 million, respectively, of involuntary employee termination benefits.

In addition, in 2003, restructuring costs related to relocating employees and other headquarters expenses were approximately $2 million. The relocation was completed July 2003 and such costs were expensed as incurred.

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

In September 2001, CMS Energy reclassified the operations of the International Energy Distribution segment to discontinued operations. CMS Energy is actively seeking a buyer for the assets of CMS Electric and Gas, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur.

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the CMS Oil & Gas Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations. In the first quarter of 2003, CMS Energy settled a liability with the purchaser of Equatorial Guinea and reversed the remaining excess reserve. This settlement resulted in a gain of $6 million, net of tax, which is included in discontinued operations in 2003.

In May 2002, CMS Energy closed on the sale of CMS Oil and Gas' coalbed methane holdings in the Powder River Basin to XTO Energy. The Powder River properties were included in discontinued operations for the first four months of 2002, including a gain on the sale of $17 million ($11 million net of tax).

In June 2002, CMS Energy abandoned the Zirconium Recovery Project, which was initiated in January 2000. The purpose of the project was to extract and sell uranium and zirconium from a pile of caldesite ore held by the Defense Logistic Agency of the U.S. Department of Defense. After evaluating future cost and risk, CMS


                                     CMS-56

                                                          CMS Energy Corporation


Energy decided to abandon this project and recorded a $47 million loss ($31 million, net of tax) in discontinued operations.

In June 2002, CMS Energy announced its plan to sell CMS MST's energy performance contracting subsidiary, CMS Viron. CMS Viron enables building owners to improve their facilities with equipment upgrades and retrofits and finance the work with guaranteed energy and operational savings. At December 31, 2002, after evaluating all of the relevant facts and circumstances including third-party bid data and liquidation analysis, an impairment charge of $6 million, net of tax, was reflected as an estimated loss on discontinued operations in accordance with the provisions of SFAS No. 144. The provisions limited the impairment charge to the book value of the noncurrent assets of CMS Viron at that time. In June 2003, CMS Energy closed on the sale of the majority of the assets of CMS Viron and recognized an additional loss of $3 million, net of tax, in discontinued operations. The total loss on the sale of CMS Viron was $14 million ($9 million, net of tax).

In December 2002, CMS Energy reclassified the operations of Panhandle to discontinued operations. In June 2003, CMS Energy completed the previously announced sale of all of the outstanding capital stock of Panhandle to Southern Union Panhandle Corp., a newly formed entity owned by Southern Union. CMS Energy received approximately $582 million in cash, subject to post closing adjustments, and three million shares of Southern Union common stock, worth approximately $49 million based on the June 11, 2003 closing price of $16.48 per share. The sale agreement allows CMS Energy to sell the stock 90 days after the closing date of June 11, 2003. The Southern Union common stock has been recorded as a current asset on CMS Energy's balance sheet.

In July 2003, Southern Union declared a five percent common stock dividend payable July 31, 2003, to shareholders of record as of July 17, 2003. As a result, CMS Energy now holds 3.15 million shares of Southern Union common stock, worth approximately $48.5 million, based on the July 31, 2003 closing price of $15.41 per share. Southern Union Panhandle Corp. also assumed approximately $1.166 billion of Panhandle debt. CMS Energy used the cash proceeds from the sale of Panhandle to pay off and terminate Enterprises' $441 million and $75 million revolving credit facilities. The $30 million after-tax loss on the sale, subject to post closing adjustments is included in discontinued operations. No portion of CMS Energy's Pension Plan was transferred with the sale. Panhandle employees are no longer eligible to accrue additional benefits. The Pension Plan retained pension payment obligations for Panhandle employees that were vested under the Pension Plan. Because of the significant change in the makeup of the plan, SFAS No. 87 required a remeasurement of the obligation at the date of sale. The estimated remeasurement, subject to receipt of the final actuarial report, resulted in a $4 million increase in CMS Energy's 2003 pension expense and a $6 million increase in CMS Energy's 2003 OPEB expense, as well as an additional charge to accumulated other comprehensive income of approximately $30 million ($20 million after tax), as a result of the increase in the additional minimum pension liability. Additionally, a significant number of Panhandle employees elected to retire as of July 1, 2003 under the CMS Energy Employee Pension Plan. As a result, CMS Energy has recorded a $13 million after-tax settlement loss pursuant to the provisions of SFAS No. 88, which is reflected in discontinued operations.

In December 2002, CMS Energy reclassified the operations of CMS Field Services, a subsidiary of CMS Gas Transmission to discontinued operations. In July 2003, CMS Energy completed the sale of CMS Field Services to Cantera Resources Inc. for approximately $113 million in cash and a $50 million face value note of Cantera Resources Inc.. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2004 through 2008. The net sales proceeds of approximately $100 million were used to reduce debt.

In June 2003, CMS Energy reclassified the operations of its gas transmission plant in Marysville, Michigan to discontinued operations. CMS Energy is actively seeking a buyer for the assets of Marysville, and although the timing of this sale is difficult to predict, nor can it be assured, management expects the sale to occur in 2003.

The summary of balance sheet information below represents those entities that are still in the disposal process. At June 30, 2003, discontinued operations included CMS Field Services, International Energy Distribution, and Marysville. At June 30, 2002, discontinued operations included Panhandle, CMS Viron, CMS Field Services, International Energy Distribution, and Marysville. The assets and liabilities of the

                                     CMS-57

                                                          CMS Energy Corporation


discontinued operations are shown as separate components in the consolidated balance sheets of CMS Energy.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                                      2003              2002
-------------------------------------------------------------------------------------------------------------------
Assets
    Cash                                                                                    $   6           $    36
     Accounts receivable, net                                                                 102               211
     Materials and supplies                                                                    12               102
     Other                                                                                     22                65
     --------------------------------------------------------------------------------------------------------------
     Total current assets held for sale                                                     $ 142           $   414

     Property, plant and equipment, net                                                     $ 186           $ 2,152
     Unconsolidated investments                                                                21                99
     Goodwill                                                                                  33               149
     Other                                                                                      9                66
     --------------------------------------------------------------------------------------------------------------
      Total non current assets held for sale                                                $ 249           $ 2,466
    ---------------------------------------------------------------------------------------------------------------

Liabilities
     Accounts payable                                                                       $  72           $   245
     Current portion of long-term debt                                                          3                 4
     Accrued taxes                                                                              -                98
     Other current liabilities                                                                 11               232
     --------------------------------------------------------------------------------------------------------------
     Total current liabilities held for sale                                                $  86           $   579

     Long-term debt                                                                         $   6           $ 1,158
     Minority interest                                                                         64                93
     Other non current liabilities                                                             21                99
     --------------------------------------------------------------------------------------------------------------
     Total non current liabilities held for sale                                            $  91           $ 1,350
     --------------------------------------------------------------------------------------------------------------

Revenues from such operations were $496 million and $426 million for the six months ended June 30, 2003 and 2002, respectively, including Panhandle and CMS Viron through their respective sale dates. In accordance with SFAS No. 144, the net income (loss) of the operations is included in the consolidated statements of income under "discontinued operations". The income (loss) related to discontinued operations includes a reduction in asset values, a provision for anticipated closing costs, and a portion of CMS Energy's interest expense. Interest expense of $23 million and $38 million for the six months ended June 30, 2003 and 2002, respectively, has been allocated to discontinued operations based on the ratio of total capital of each discontinued operation to that of CMS Energy. See the table below for income statement components of the discontinued operations.

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Three months ended June 30                                                          2003                       2002
-------------------------------------------------------------------------------------------------------------------
Discontinued operations:
    Income from discontinued operations, net of tax                                $  3                      $   5
       of $2 and $8
    Loss on disposal of discontinued operations, net of
       tax benefit of $- and $69                                                    (43)                      (132)
-------------------------------------------------------------------------------------------------------------------
Total                                                                              $(40)                     $(127)
===================================================================================================================

                                     CMS-58

                                                          CMS Energy Corporation

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                            2003                       2002
-------------------------------------------------------------------------------------------------------------------
Discontinued operations:
    Income from discontinued operations, net of tax                                $ 29                      $ (46)
       of $18 and tax benefit of $25
    Loss on disposal of discontinued operations, net of
       tax benefit of $- and $69                                                    (42)                      (132)
-------------------------------------------------------------------------------------------------------------------
Total                                                                              $(13)                     $(178)
===================================================================================================================


4:   UNCERTAINTIES

Several business trends or uncertainties may affect CMS Energy's financial results. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing operations. Such trends and uncertainties are discussed in detail below.

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has implemented the recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within forty-five days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST made a written submission to the FERC on June 11, 2003 in compliance with the FERC's directives. On July 29, 2003, the FERC issued an order stating that CMS MST met the requirements of the FERC's April 30, 2003 order. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and what effect, if any these investigations will have on its business.

















                                     CMS-59

                                                          CMS Energy Corporation


SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed as purported class actions in the United States District Court for the Eastern District of Michigan by individuals who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading at CMS MST. The companies intend to defend vigorously against this action but cannot predict the outcome of this litigation.

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

ERISA CLAIMS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court, were consolidated by the trial judge, and an amended and consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. CMS Energy cannot predict the outcome of this litigation.

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




CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental


                                     CMS-60

                                                          CMS Energy Corporation


regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air -- In 1998, the EPA issued regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA regulations in December 2002 and submitted these rules for approval to the EPA in the first quarter of 2003. The EPA has also issued additional regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the state regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of June 30, 2003, Consumers has incurred $430 million in capital expenditures to comply with the EPA regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

Consumers expects to supplement its environmental regulation compliance plan with the purchase of nitrogen oxide emissions credits for years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their price could change substantially.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek permits from the EPA. Consumers has received and responded to information requests from the EPA on this subject. Consumers believes that it has properly interpreted the requirements of "routine maintenance". If Consumers' interpretation is eventually found to be incorrect, it may be required to install additional pollution controls at some or all of its coal-fired plants.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of June 30, 2003, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation


                                     CMS-61

                                                          CMS Energy Corporation


supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (In March 2003, Consumers filed an application with the MPSC that seeks confirmation that Consumers is in compliance with the market power test set forth in the Customer Choice Act. In June 2003, Consumers submitted a settlement of the parties to the MPSC proceeding that, when approved by the MPSC, will provide the requested confirmation); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below); 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and
9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance with item 7 above.

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

SECURITIZATION: The Customer Choice Act allows for the use of low-cost Securitization bonds to refinance certain qualified costs, as defined by the act. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. In 2000 and 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Consumers issued its first Securitization bonds in 2001. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the impact of the required residential rate reduction. The Securitization orders directed Consumers to



                                     CMS-62

                                                          CMS Energy Corporation


apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold.

Consumers and Consumers Funding will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true up occurred in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze and cap period expire and an electric rate case is processed. Securitization charge collections, $25 million for the six months ended June 30 2003, and $24 million for the six months ended June 30, 2002, are remitted to a trustee for the Securitization bonds. Securitization charge collections are dedicated to the repayment of the principal and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding and can only be used for those purposes. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitized property, are not available to creditors of Consumers or CMS Energy.

In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. The application sought recovery of costs associated with Clean Air Act expenditures, previously unsecuritized Palisades expenditures, retail open access implementation costs through December 31, 2003, certain pension fund costs, and expenses associated with the issuance of the bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. Consumers believes unsecuritized Palisades expenditures should be included as a component of "net" Stranded Costs.

In the June 2003 financing order, the MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a small fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the full service and bundled sales customers are increased under the rate design order by the MPSC in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. The financing order will become effective after rehearing and upon acceptance by Consumers.

ELECTRIC PROCEEDINGS: Stranded Costs - The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined



                                     CMS-63

                                                          CMS Energy Corporation


to be stranded. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge.

In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million for 2000 and $43 million for 2001. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million for 2000 and $4 million for 2001. The single largest reason for the difference in the filing was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act. As discussed above in "Securitization", Consumers filed a request with the MPSC for authority to issue Securitization bonds that would allow recovery of the Clean Air Act expenditures that were excluded from the Stranded Cost calculation.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to resolve numerous issues regarding the "net" Stranded Cost methodology in a way that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties have also filed rehearing petitions with the MPSC. Consumers has also initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order.

In March 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and previously unsecuritized Palisades expenditures were approved as proposed in its securitization case as discussed above in "Securitization", then Consumers' "net" Stranded Costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million.

In June 2003, the MPSC issued a financing order in the securitization case, authorizing the issuance of Securitization bonds in the amount of approximately $554 million. Included in this amount were Clean Air Act expenditures. However, the MPSC rejected previously unsecuritized Palisades expenditures as eligible securitized costs. As a result, the previously unsecuritized Palisades expenditures should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC. With the inclusion of the previously unsecuritized Palisades expenditures, Consumers' "net" Stranded Costs incurred in 2002 are estimated to be approximately $50 million.

In July 2003, Consumers filed a petition for rehearing and clarification on a number of features in the MPSC's financing order on securitization. Once a final financing order by the MPSC on securitization is issued, the amount of Consumers' request for "net" Stranded Cost recovery for 2002 will be known. Consumers cannot predict how the MPSC will rule on its request for the recoverability of Stranded Costs, and therefore Consumers has not recorded any regulatory assets to recognize the future recovery of such costs.

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers has participated in this collaborative process. In July 2003, the staff suspended further discussion while it considers possible conclusions and recommendations.

Implementation Costs - Since 1997, Consumers has incurred significant electric utility restructuring


                                     CMS-64

                                                          CMS Energy Corporation


implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               -                    8                     -
2003                         2002                 2               2               Pending              Pending
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the year 2001, the MPSC also reserved the right to review again the implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of June 30, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded a regulatory asset of $15 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers is expected to begin after the rate freeze or rate cap period has expired. As discussed above, Consumers has asked to include implementation costs through December 31, 2000 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Also, Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. In May 2003, the FERC issued an order denying MISO's request for authorization to reimburse Consumers. In June 2003, Consumers filed a petition for rehearing with the FERC and in July 2003, the FERC granted Consumers' petition for rehearing. Consumers cannot predict the amount of implementation costs the FERC will ultimately order to be reimbursed by MISO.

Transmission Rates - In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its refund obligation. As of July 2003, Consumers had paid $27 million in refunds.

Other Rate Proceedings - In November 2002, the MPSC, upon its own motion, commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property tax multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that


                                     CMS-65

                                                          CMS Energy Corporation


it believes that refunds would be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. In May 2003, the MPSC determined that it would not pursue changes in rates for all gas and electric utilities as a result of reductions in personal property taxes since these cost reductions will be address in rate case filings by individual utilities.

TRANSMISSION: In May 2002, Consumers sold its electric transmission system for approximately $290 million to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. The pretax gain was $31 million ($26 million, net of tax). Remaining open issues are not expected to materially impact the amount of the gain.

As a result of the sale, Consumers anticipates its after-tax earnings will be decreased by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

Under an agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system until May 1, 2007 under a contract with MTH.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. In recent years, Consumers has planned for a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. However, in light of various factors, including the addition of new generating capacity in Michigan and throughout the Midwest region and additional transmission import capability, Consumers is continuing to evaluate the appropriate reserve margin for 2003 and beyond. Currently, Consumers has an estimated reserve margin of approximately 11 percent for summer 2003 or supply resources equal to 111 percent of projected summer peak load. Of the 111 percent, approximately 101 percent is met from owned electric generating plants and long-term power purchase contracts and 10 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of July 2003, alternative electric suppliers are providing 575 MW of generation supply to ROA customers. Consumers' reserve margin does not include generation being supplied by other alternative electric suppliers under the ROA program.







                                     CMS-66

                                                          CMS Energy Corporation


To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of June 30, 2003, Consumers had purchased or had commitments to purchase electric call option and capacity and energy contracts covering the estimated reserve margin requirements for 2003, and partially covering the estimated reserve margin requirements for 2004 through 2007. As a result, Consumers has a recognized asset of $26 million for unexpired call options and capacity and energy contracts. The total cost of electricity call option and capacity and energy contracts for 2003 is expected to be approximately $10 million.

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

Consumers' consolidated retained earnings include undistributed earnings from the MCV Partnership, which at June 30, 2003 and 2002 are $243 million and $213 million, respectively.























                                     CMS-67

                                                          CMS Energy Corporation


Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended          Six Months Ended
June 30                                                                  2003       2002            2003      2002
------------------------------------------------------------------------------------------------------------------
Operating revenue                                                         $18        $18             $34       $27
Operating taxes and other                                                  14          6              19         9
                                                                         -----------------------------------------
Income before cumulative effect of accounting change                        4         12              15        18
Cumulative effect of change in method of accounting for
  derivatives, net of $9 million tax expense (a)                            -         17               -        17
                                                                         -----------------------------------------

Net income                                                                $ 4        $29             $15       $35
==================================================================================================================

Summarized Statements of Income for the MCV Partnership

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended          Six Months Ended
June 30                                                                  2003       2002            2003      2002
------------------------------------------------------------------------------------------------------------------
Operating revenue                                                        $142       $146            $295      $295
Operating expenses                                                         84         89             184       198
                                                                        ------------------------------------------

Operating income                                                           58         57             111        97
Other expense, net                                                         29         30              57        59
                                                                        ------------------------------------------

Income before cumulative effect of accounting change                       29         27              54        38

Cumulative effect of change in method of accounting for
  derivative option contracts (a)                                           -         58               -        58
                                                                        ------------------------------------------

Net income                                                               $ 29       $ 85            $ 54      $ 96
==================================================================================================================

(a) On April 1, 2002, the MCV Partnership implemented Derivative Implementation Group Issue C-16, an interpretation of SFAS No. 133. The MCV Partnership began accounting for several natural gas contracts containing an option component at fair value. As a result, a cumulative effect adjustment for the change in accounting principle was recorded as an increase to earnings.

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

                                     CMS-68

                                                          CMS Energy Corporation


After September 2007, the PPA's regulatory out terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. The remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $26 million at June 30, 2003 and $42 million at June 30, 2002. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

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

Under Michigan's electric restructuring law, Consumers will return to unfrozen rates beginning January 1, 2004, including the resumption of the PSCR process. Under the process, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. Recovery of capacity and fixed energy charges will be subject to certain rate caps as discussed in Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters -- Electric Restructuring." For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

In Millions
----------------------------------------------------------------------------------------------------------------
2003     2004     2005     2006    2007
----------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                      $37      $36      $36      $36     $25

Amount to be charged to operating expense, net of tax                    $18      $18      $36      $36     $25
Amount to be charged to PPA liability, net of tax                        $19      $18      $ -      $ -     $ -

================================================================================================================

As previously noted, the PPA requires Consumers to pay capacity costs based on the MCV Facility's actual availability up to the 98.5 percent cap. Prior to 1998, Consumers was only allowed to recover MCV capacity costs that were associated with actual energy deliveries (subject to certain caps established by the MPSC). This recovery method essentially required Consumers to dispatch the MCV Facility on a full-time basis, regardless of the overall cost compared to other sources available to Consumers. Consistent with the initial PSCR freeze, in the first quarter of 1998, Consumers began economically dispatching the MCV Facility by scheduling deliveries on an economic basis. Consumers has continued to economically dispatch the MCV Facility as a result of the overall rate freeze implemented consistent with Public Acts 141 and 142. When Consumers returns to the PSCR,


                                     CMS-69

                                                          CMS Energy Corporation


beginning in January 2004, current MPSC orders will again only allow Consumers to recover capacity charges from customers based on actual energy deliveries up to the caps. Compared to periods under the rate freeze, the return to full-time dispatch of the MCV Facility could have the effect of reducing the earnings of CMS Midland via its ownership interest in the MCV Partnership. This would be the result of MCV Partnership earnings being negatively impacted by the relationship of higher fuel costs resulting from higher generation levels and changing natural gas prices, compared to the MCV Partnership's recovery of fuel costs, which is, in large part, based on costs associated with Consumers' coal plants.

Consumers is exploring possible alternatives that would allow Consumers to continue dispatching the MCV Facility on an economic basis in 2004 and beyond, without increasing costs to customers or impairing future earnings. Any changes regarding the recovery of MCV capacity costs would require MPSC approval. Consumers cannot predict the outcome of this issue.

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under PURPA. In July 1999, the district court granted MCV Partnership's motion for summary judgment. The district court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th circuit court overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court.

NUCLEAR MATTERS: Significant progress continues to be made in the decommissioning of Big Rock. Following the successful load out of spent fuel into dry storage (see below under Spent Nuclear Fuel Storage) the spent fuel storage racks were removed and disposed of and the Spent Fuel Pool cleaned and drained. The reactor vessel closure head was shipped for disposal in May 2003 and preparations are in the advanced stage for the removal and shipment of the reactor vessel in the fall of 2003. The License Termination Plan was submitted to the NRC staff for review in April 2003. System dismantlement and building demolition continue on a schedule to return the 560-acre site to a natural setting for unrestricted use in early 2006. The NRC and Michigan Department of Environmental Quality continue to find that all decommissioning activities are being performed in accordance with applicable regulatory and license requirements.

In February 2003, the NRC completed its end-of-cycle plant performance assessment of Palisades. The end-of-cycle review for Palisades covered the 2002 calendar year. The NRC determined that Palisades was operated in a manner that preserved public health and safety and fully met all cornerstone objectives. Based on the plant's performance, only regularly scheduled inspections are planned through March 2004. The NRC noted that it is planning inspections of the new independent spent fuel storage facility, as needed during construction activities along with routine inspections for the new security requirements.

Spent Nuclear Fuel Storage: During the fourth quarter of 2002, equipment fabrication, assembly and testing was completed at Big Rock on NRC-approved transportable steel and concrete canisters or vaults, commonly known as "dry-casks." Spent fuel was then loaded into the dry casks from the fuel pool and transported to the temporary onsite storage pad. A total of seven dry casks have been loaded with spent fuel. These transportable dry casks will remain onsite until the DOE moves the material to a permanent national fuel repository.


                                     CMS-70

                                                          CMS Energy Corporation


At Palisades, the amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary onsite storage pool capacity. Consequently, Consumers is using dry casks for temporary onsite storage. As of June 30, 2003, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks onsite, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent U.S. Court of Appeals litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities, including Consumers, which filed its complaint in December 2002, have commenced litigation in the Court of Claims. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002 against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law. However, there is no assurance that the litigation against the DOE will be successful.

As of June 30, 2003, Consumers has a recorded liability to the DOE of $138 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest.

In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation submitted a complaint to the MPSC, which was served on Consumers by the MPSC in April 2003. The complaint asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, including establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. In May 2003, Consumers and the other named utilities each filed a motion to dismiss the complaint. Consumers is unable to predict the outcome of this matter.

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


                                     CMS-71

                                                          CMS Energy Corporation

Palisades Plant Operations: In March 2002, corrosion problems were discovered in the reactor head at an unaffiliated nuclear power plant in Ohio. As a result, the NRC requested that all United States nuclear plants utilizing pressurized water reactors provide reports detailing their reactor head inspection histories, design capabilities and future inspection plans. In response to the issues identified at this and other nuclear plants worldwide, a bare metal visual inspection was completed on the Palisades reactor vessel head during the spring 2003 refueling outage. No indication of leakage was detected on any of the 54 penetrations. Consumers will continue to comply with the more aggressive reactor head inspection requirements in future planned outages at Palisades.

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

Consumers maintains nuclear liability insurance for injuries and off-site property damage resulting from the nuclear hazard at Palisades for up to approximately $9.5 billion (effective August 20, 2003, $11 billion), the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. The Price-Anderson Act was recently extended to December 31, 2003. Part of the Price-Anderson Act's financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any of such facilities. The maximum assessment against Consumers could be $88 million per occurrence (effective August 20, 2003, $101 million), limited to maximum annual installment payments of $10 million. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, Consumers remains responsible for a maximum assessment of up to $6.3 million. The Big Rock plant remains insured for nuclear liability by a combination of insurance and United States government indemnity totaling $544 million.

Insurance policy terms, limits and conditions are subject to change during the year as Consumers renews its policies.



                                     CMS-72

                                                          CMS Energy Corporation

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between three and seven percent for this type of activity. Consumers expects to fund a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of June 30, 2003, Consumers has an accrued liability of $48 million, net of $34 million of expenditures incurred to date, and a regulatory asset of $68 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

The MPSC, in its November 2002, gas distribution rate order, authorized Consumers to continue to recover approximately $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of 10 years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a gas rate case. The annual amount that the MPSC authorized Consumers to recover in rates will continue to be offset by $2 million to reflect amounts recovered from all other sources.

CONSUMERS' GAS UTILITY RATE MATTERS

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation process with the MPSC, Consumers expects to collect all of its incurred gas costs. On June 30, 2003, Consumers filed a reconciliation of GCR costs and revenues for the 12-month period April 2002 through March 2003. In the filing, Consumers proposed to recover from customers a net under-recovery of approximately $6 million according to a roll-in methodology, which incorporates the under-recovery in rates charged in the succeeding GCR year. The roll-in tariff provision was approved by the MPSC in a November, 2002 order.

Under an order issued by the MPSC in July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its gas cost recovery factor for the remainder of the current GCR plan year (August 2003 through March 2004) and to implement a quarterly ceiling price adjustment mechanism, based on a formula that tracks changes in NYMEX natural gas prices. Consistent with the terms of the settlement, the current ceiling price is $6.11 per mcf. However, Consumers will utilize an August GCR factor of $5.56 per mcf to bill its customers.

2003 GAS RATE CASE: In March 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which include a 13.5 percent authorized return on equity, based on a 2004 test year. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount. In August 2003, the MPSC Staff recommended interim rate relief of $80 million be granted in this proceeding, subject to Consumers voluntarily agreeing to limit its dividends to its parent, CMS Energy, to a maximum of $190 million in any calendar year.



                                     CMS-73

                                                          CMS Energy Corporation


PROPERTY TAX MULTIPLIER: In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property tax multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the November 7, 2002 gas rate order in case U-13000, with the Customer Choice Act, and may otherwise be unlawful. In May 2003, the MPSC determined that it would not pursue changes in rates for all gas and electric utilities as a result of reductions in personal property taxes since these cost reductions will be addressed in rate case filings by individual utilities.

OTHER CONSUMERS' UNCERTAINTIES

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through June 30, 2003, Consumers has incurred approximately $6 million in incremental security costs, including operating, capital, and decommissioning and removal costs, mainly relating to its nuclear facilities. Consumers estimates it may incur additional incremental security costs for the last six months of 2003 of approximately $3 million, of which $2 million relates to nuclear security costs. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. In February 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

DERIVATIVE ACTIVITIES: CMS Energy uses a variety of contracts to protect against commodity price and interest rate risk. Some of these contracts may be subject to derivative accounting, which requires that the value of the contracts to be adjusted fair value through earnings or equity depending upon certain criteria. Such adjustments to fair value could cause earnings volatility. For further information about derivative activities, see Note 7, Risk Management Activities and Financial Instruments.

In addition to the matters disclosed in this note, CMS Energy and certain of its subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

CMS Energy has accrued estimated losses for certain contingencies discussed in this note. Resolution of these contingencies is not expected to have a material adverse impact on CMS Energy's financial position, liquidity, or results of operations.

OTHER UNCERTAINTIES

INTEGRUM LAWSUIT: A complaint was filed in Wayne County, Michigan Circuit Court on July 17, 2003 by Integrum against CMS Energy, Enterprises and APT. Integrum alleges several causes of action against APT, CMS Energy and Enterprises in connection with an offer by Integrum to purchase the CMS Pipeline Assets. In addition to seeking unspecified money damages, Integrum is seeking an order enjoining Enterprises and CMS Energy from selling and APT from purchasing the CMS Pipeline Assets and an order of specific performance mandating that CMS Energy, Enterprises and APT complete the sale of the CMS Pipeline Assets to APT and Integrum. A certain officer and director of Integrum is a former officer and director of
                                     CMS-74

                                                          CMS Energy Corporation

CMS Energy, Consumers and its subsidiaries. The individual was not employed by CMS Energy, Consumers or its subsidiaries when Integrum made the offer to purchase the CMS Pipeline Assets. CMS Energy and Enterprises intend to vigorously defend against this action. CMS Energy and Enterprises cannot predict the outcome of this litigation.


CMS GENERATION-OXFORD TIRE RECYCLING: In 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In 2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. The parties have reached a settlement with the state, which the court approved, pursuant to which CMS Energy had to pay $6 million. At the request of the U.S. Department of Justice in San Francisco (DOJ), CMS Energy and other parties contacted by the DOJ entered into separate tolling agreements with the DOJ in September 2002 that stopped the running of any statute of limitations until March 14, 2003 (first extended to June 30, 2003 and later to September 30,
2003) to facilitate the settlement discussions between all the parties in connection with federal claims arising from the fire at the Filbin tire pile. On September 23, 2002, CMS Energy received a written demand from the U.S. Coast Guard for reimbursement of approximately $3.5 million in costs incurred by the U.S. Coast Guard in fighting the fire.

In connection with this fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation has reached a settlement in principle with the plaintiffs in the amount of $9 million. The primary insurance carrier has agreed to cover $8 million of the settlement. The remaining balance has been fully accrued.

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

DIG CUSTOMER DISPUTES: As a result of the continued delays in the DIG project becoming fully operational, DIG's customers, Ford Motor Company and Rouge Industries, have asserted claims that the continued delays relieve them of certain contractual obligations totaling $43 million. In addition, Ford and/or Rouge have asserted several other commercial claims against DIG relating to operation of the DIG plant. In February 2003, Rouge filed an Arbitration Demand against DIG and CMS MST Michigan, LLC with the American Arbitration Association. Rouge is seeking a total of $27 million plus additional accrued damages at the time of any award, plus interest. More specifically, Rouge is seeking at least $20 million under a Blast Furnace Gas Delivery Agreement in connection with DIG's purported failure to declare a Blast Furnace Gas Delivery Date within a reasonable time period, plus $7 million for assorted damage claims under several legal theories. As part of this arbitration, DIG has filed claims against Rouge and Ford and Ford has filed claims against DIG for unspecified


                                     CMS-75

                                                          CMS Energy Corporation



amounts. DIG and CMS MST Michigan, LLC intend to vigorously defend themselves, but cannot predict the outcome of this matter.

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

MCV EXPANSION, LLC: Under an agreement entered into with General Electric Company ("GE") in October 2002, as of December 31, 2002 MCV Expansion, LLC has a remaining contingent obligation to GE in the amount of $3 million that may become payable in the third quarter of 2003. The agreement provides that this contingent obligation is subject to a pro rata reduction under a formula based upon certain purchase orders being entered into with GE by June 30, 2003. MCV Expansion anticipates but cannot assure that purchase orders will be executed with GE sufficient to eliminate contingent obligations of $3 million. MCV Expansion, LLC has also the ability to substitute other orders from GE prior to December 31, 2003 to satisfy these obligations.

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

While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At June 30, 2003, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency

                                     CMS-76

                                                          CMS Energy Corporation



Translation component of Common Stockholder's Equity using an exchange rate of
2.975 pesos per U.S. dollar was $253 million. This amount also reflects the effect of recording U.S. income taxes with respect to temporary differences between the book and tax basis of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to no longer be essentially permanent in duration.

OTHER: Certain CMS Gas Transmission and CMS Generation affiliates in Argentina received notice from various Argentine provinces claiming stamp taxes and associated penalties and interest arising from various gas transportation transactions. Although these claims total approximately $91 million, the affiliates and CMS Energy believe the claims are without merit and will continue to vigorously contest them.

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












                                     CMS-77

                                                          CMS Energy Corporation



5:  SHORT-TERM AND LONG-TERM FINANCINGS AND CAPITALIZATION

LONG-TERM DEBT SUMMARY

                                                                                                          In Millions
---------------------------------------------------------------------------------------------------------------------
                                                                                             June 30      December 31
                                                  Interest Rate (%)      Maturity               2003             2002
---------------------------------------------------------------------------------------------------------------------
CMS ENERGY
   Senior Notes                                         7.625              2004               $  176           $  176
                                                        6.750              2004                  287              287
                                                        9.875              2007                  468              468
                                                        8.900              2008                  260              260
                                                        7.500              2009                  409              409
                                                        8.500              2011                  300              300
                                                        8.375              2013                  150              150
                                                                                      -------------------------------
                                                                                               2,050            2,050
   General Term Notes
     Series D                                          6.974(a)         2003--2008                66               94
     Series E                                          7.859(a)         2003--2009               183              227
     Series F                                          7.579(a)         2003--2016               297              298
                                                                                      -------------------------------
                                                                                                 546              619

   Extendible Tenor Rate Adjusted Securities            7.000              2005                  180              180
   Revolving Credit Facilities                         Floating         2003-2004                390              291
   Other                                                                                          11               29
                                                                                      -------------------------------
                                                                                                 581              500
CONSUMERS ENERGY
   Senior Notes                                        Floating            2002                    -                -
                                                        6.000              2005                  300              300
                                                        6.250              2006                  332              332
                                                        6.375              2008                  159              159
                                                       6.200(b)            2008                    -              250
                                                        6.875              2018                  180              180
                                                       6.500(c)            2018                  141              141
                                                        6.500              2028                  142              142
                                                                                      -------------------------------
                                                                                               1,254            1,504

   Securitization Bonds                                5.057(a)         2005-2015                440              453
   First Mortgage Bonds                                5.181(a)         2008-2023              1,082              208
   Long-Term Bank Debt                                 Floating         2004-2009                340              328
   Nuclear Fuel Disposal Liability                                         (d)                   138              138
   Pollution Control Revenue Bonds                     Various          2010-2018                126              126
   Other                                                                                           6                8
                                                                                      -------------------------------
                                                                                               2,132            1,261

OTHER SUBSIDIARIES                                                                                53               77
                                                                                      -------------------------------

Principal Amount Outstanding                                                                   6,616            6,011
Current Amounts                                                                                 (529)            (627)
Net Unamortized Discount                                                                         (32)             (28)
                                                                                      -------------------------------
Total Long-Term Debt                                                                         $ 6,055          $ 5,356
=====================================================================================================================



     (a) Represents the weighted average interest rate at June 30, 2003.
     (b) These notes are subject to a Call Option by the Callholder or a Mandatory Put on May 1, 2003.
     (c) Senior Remarketed Notes subject to optional redemption by Consumers after June 15, 2005.
     (d) Maturity date uncertain.






                                     CMS-78

                                                          CMS Energy Corporation


CMS ENERGY

On March 30, 2003, CMS Energy entered into an amendment and restatement of its existing $300 million and $295.8 million revolving credit facilities. The Second Amended and Restated Senior Credit Agreement includes a $159 million tranche with a maturity date of April 30, 2004 and a $250 million tranche with a maturity date of September 30, 2004. The facility was underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent, which includes the initial commitment fee. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, are required to be used to prepay this facility. This facility is primarily collateralized by the stock of Consumers, Enterprises and certain Enterprises subsidiaries. At June 30, 2003, $390 million was outstanding under this facility.

GENERAL TERM NOTES: At June 30, 2003, CMS Energy had issued and outstanding $546 million GTNs, comprised of $66 million Series D GTNs, $183 million Series E GTNs and $297 million of Series F GTNs with weighted average interest rates of 6.97 percent, 7.86 percent and 7.58 percent, respectively. No Series G GTNs have been issued since their registration in May 2002.

ENTERPRISES

On March 30, 2003, Enterprises entered into a revolving credit facility in an aggregate amount of $441 million. The maturity date of this facility is April 30, 2004. Subsequently, on April 21, 2003, Enterprises entered into a $75 million revolving credit facility with a maturity date of April 30, 2004. As a result of the Panhandle sale, these credit facilities were paid in full and terminated.

In May 2003, CMS Energy entered into a revolving credit facility in an aggregate amount of $185 million. The maturity date of this facility is May 21, 2004. This facility is primarily used to provide letter of credit support for Enterprises' subsidiary activities--principally credit support for project debt. Enterprises provides funds to cash collateralize all letters of credit issued through this facility. As of June 30, 2003, approximately $171 million of letters of credit were issued under this facility and are included on the balance sheet as restricted cash.

                                     CMS-79

                                                          CMS Energy Corporation



CONSUMERS

REGULATORY AUTHORIZATION FOR FINANCINGS: At June 30, 2003, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. In June 2003, the FERC granted Consumers' request to issue an additional $1.1 billion outstanding at any one time of first mortgage bonds to act solely as collateral for short-term securities. In June 2003, the FERC also granted Consumers' request for an increase in its authorization for long-term debt. At June 30, 2003, Consumers had remaining FERC authorization to issue through June 2004 up to $1 billion of long-term securities for refinancing or refunding purposes, $760 million for general corporate purposes, and $2.06 billion of first mortgage bonds to be issued solely as collateral for the long-term securities. These amounts include the June 2003 increase in FERC authorization. In October 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.


SHORT-TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds, this debt facility was paid down and had a zero balance outstanding at June 30, 2003. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003. At June 30, 2003, a total of $1 million was outstanding on all short-term financings at a weighted average interest rate of 3.17 percent, compared with $255 million outstanding at June 30, 2002 at a weighted average interest rate of 2.6 percent.

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

FIRST MORTGAGE BONDS: In April 2003, Consumers sold $625 million principal amount of first mortgage bonds in a private offering to institutional investors; $250 million were issued at an interest rate of 4.25 percent, maturing in April 2008, and net proceeds were approximately $248 million, $375 million were issued at an interest rate of 5.375 percent, maturing in April 2013, and net proceeds were approximately $371 million. Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that included paying down additional debt. The $32 million option call payment was deferred and is being amortized to interest expense over the term of the replacement debt in accordance with SFAS No. 71. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 26, 2003.

In May 2003, Consumers sold $250 million principal amount of first mortgage bonds in a private offering to institutional investors; the bonds were issued at an interest rate of 4.00 percent, maturing in May 2010, and net proceeds were approximately $247 million. Consumers used the net proceeds to pay down existing debt. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.


                                     CMS-80

                                                          CMS Energy Corporation


Consumers has agreed to file this registration statement by December 26, 2003.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its first mortgage bond Indenture, its articles of incorporation and the need for regulatory approvals to meet appropriate federal law.

RESTRICTED PAYMENTS: Under the provisions of its articles of incorporation, Consumers had $380 million of unrestricted retained earnings available to pay common dividends at June 30, 2003. However, pursuant to restrictive covenants in its debt facilities, Consumers is limited to common stock dividend payments that will not exceed $300 million in any calendar year. In January 2003, Consumers declared and paid a $78 million common dividend. In March 2003, Consumers declared a $31 million common dividend which was paid in May 2003. In June 2003, Consumers declared a $53 million common dividend payable in August 2003.

For information on the potential cap on common dividends payable included in the MPSC Securitization order see, Note 4, Uncertainties, "Consumers'
Electric Utility Rate Matters -- Electric Restructuring -- Securitization." Also, for information on the potential cap on common dividends payable included in the MPSC Staff's recommendation in Consumers' gas rate case see, Note 4, Uncertainties, "Consumers' Gas Utility Rate Matters -- 2003 Gas Rate Case."

OTHER: In April 2003, Consumers ended its trade receivables sales program with its existing purchaser. During May 2003, a new trade receivables program was put in place with a different purchaser. As a result of changing purchasers, Consumers established a new subsidiary, Consumers Receivables Funding II. This consolidated subsidiary was established as a special purpose entity in order to properly reflect the sale of receivables from Consumers to Consumers Receivables Funding II, through to the purchaser, an unrelated third party. The program's maximum receivable sale amount of $325 million remains unchanged. Consumers also will continue to retain servicing responsibilities for the trade receivables sold, however, the purchaser of the trade receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the sale of trade receivables and Consumers retains no interest in the receivables sold. Accounts receivable and accrued revenue in the Consolidated Balance Sheet have been reduced to reflect trade receivables sold. At June 30 receivables sold under the program totaled $50 million in 2003 and $311 million in 2002.


REQUIRED RATIOS

CMS Energy's and Consumers' credit facilities have contractual restrictions that require CMS Energy and Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                         Limitation                  Ratio at June 30, 2003
-------------------------------------------------------------------------------------------------------------------
CMS ENERGY:
Consolidated Leverage Ratio(a)(b)              not more than 7.00 to 1.00              5.70 to 1.00
Cash Dividend Coverage Ratio(a)                not less than 1.20 to 1.00              1.49 to 1.00

CONSUMERS:
Debt to Capital Ratio(a)(b)                    not more than 0.65 to 1.00              0.57 to 1.00
Interest Coverage Ratio-Revolver(a)(b)         not less than 2.00 to 1.00              3.83 to 1.00
Interest Coverage Ratio-Term Loan(a)(b)        not less than 2.00 to 1.00              3.98 to 1.00
-------------------------------------------------------------------------------------------------------------------

     (a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.
     (b) The terms of the credit facility provide for the exclusion of securitization bonds in the calculation of this ratio.



                                     CMS-81

                                                          CMS Energy Corporation


In 1994, CMS Energy executed an indenture with J.P. Morgan Chase Bank pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At June 30, 2003, CMS Energy's consolidated leverage ratio was 0.76 to 1.0. As a result, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and refinance existing debt incurred while CMS Energy was in compliance with the consolidated leverage ratio.

In 1992, CMS Energy executed an indenture with Bank One Trust Company, N.A. (successor to NBD Bank, National Association) pursuant to which CMS Energy issues its senior notes. The indenture, through supplements, contains certain provisions that can trigger a limitation on consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated coverage ratio, as defined in the indenture, is below 1.70 to 1.0. At June 30, 2003, CMS Energy's consolidated coverage ratio was 2.06 to 1.0. CMS Energy expects that due to increased interest expenses to be incurred in the third quarter of 2003, CMS Energy's consolidated coverage ratio may be below 1.70 to 1.0 at September 30, 2003. As a result, CMS Energy may be subject to indebtedness limitations similar but less restrictive than those included in the general term note indenture mentioned above.

Consumers is subject to covenants in its financing agreements that could limit its ability to incur additional indebtedness. Consumers has agreed in several of its financing agreements to maintain specified levels of cash coverage of its interest requirements and to not allow its indebtedness to exceed specified levels of its consolidated capitalization (the "Debt Percentage Tests"). Consumers is in compliance with these requirements as of the most recent measurement date, June 30, 2003. These covenants make use of both generally accepted accounting principles and defined contractual terms in specifying how the relevant calculations are made. After giving effect to the adoption of SFAS No. 150 regarding the balance sheet classification of its Trust Preferred Securities and to expected future use of its revolving credit facilities, Consumers currently estimates that its ratio of indebtedness to total capitalization at the end of the third and fourth quarters of 2003 will still comply with the Debt Percentage Tests but will approach the limits specified in some of the Debt Percentage Tests. Consumers plans to seek amendments to the relevant financing agreements to modify the terms of the Debt Percentage Tests in order to, among other things, remove the effect of the adoption of SFAS No. 150 regarding Trust Preferred Securities on the calculations. Consumers believes that it will receive the necessary consents of its lenders to these amendments. However, it is possible that if Consumers does not receive the necessary amendments and fails to be in compliance with some of the Debt Percentage Tests such failure could constrain its ability to access its revolving credit or accounts receivable sales facilities, or to incur additional indebtedness, and could also result in defaults under one or more of these agreements.

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


The following table is a summary of CMS Energy's guarantees as required by FASB Interpretation No. 45:

June 30, 2003                                                                                          In Millions
------------------------------------------------------------------------------------------------------------------
                                                     Issue   Expiration      Maximum       Carrying       Recourse
Guarantee Description                                 Date       Date       Obligation     Amount(b)  Provision(c)
------------------------------------------------------------------------------------------------------------------
Indemnifications from asset sales and
  other agreements(a)                              Various       Various       $1,981        $0.7     $         -
Letters of credit                                  Various       Various          208           -               -
Surety bonds and other indemnifications            Various       Various          111           -               -
Other guarantees                                   Various       Various          314           -               -
Nuclear insurance retrospective premiums           Various       Various          120           -               -
-----------------------------------------------------------------------------------------------------------------

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


                                     CMS-82

                                                          CMS Energy Corporation


The off-balance sheet commitments at June 30, 2003 are as follows:

Commercial Commitments                                                                              In Millions
---------------------------------------------------------------------------------------------------------------
                                                                Commitment Expiration
---------------------------------------------------------------------------------------------------------------
June 30                              Total         2003        2004      2005       2006       2007      Beyond
---------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                        $ 314        $  20       $   -      $  -       $  4       $  -       $ 290
   Indemnities                         111            -           -        36          -          -          75
   Letters of Credit (a)               208           13         191         -          -          -           4
---------------------------------------------------------------------------------------------------------------
Total                                $ 633        $  33       $ 191      $ 36       $  4       $  -       $ 369
===============================================================================================================


(a) At June 30, 2003, CMS Energy had $187 million of cash collateralized letters of credit which are included on the consolidated balance sheet.

CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $633 million as of June 30, 2003. Included in this amount, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of June 30, 2003, the actual amount of financial exposure covered by these guarantees was $157 million. This amount excludes the guarantees associated with CMS MST's natural gas supply contract obligations totaling $249 million, which are recorded as liabilities on the Consolidated Balance Sheet at June 30, 2003. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

In July 2003, CMS Energy issued, in private placement to institutional investors, $150 million of 3.375% convertible senior notes due 2023 and $300 million of 7.75% senior notes due 2010. CMS Energy has granted the initial purchasers an option to purchase up to an additional $50 million of the convertible senior notes for a period of 45 days after the July 16, 2003 closing. The approximately $433 million of net proceeds from these offerings were used to retire a portion of debt outstanding under CMS Energy's Second Amended and Restated Senior Credit Agreement and to redeem a portion of CMS Energy's 6.75% Senior Notes due January 2004. If exercised, the proceeds from the initial purchasers' option for the additional $50 million convertible senior notes would be used to refinance existing indebtedness.

In July 2003, CMS Energy required $150 million principal amount of CMS Energy's 8.375% Reset Put Securities due 2013. As a result, CMS Energy will record a charge in July 2003 of approximately $19 million after-tax related to the accelerated amortization of debt issuance costs and the premium paid associated with the discharge of these securities.

CAPITALIZATION: The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock and 10 million shares of CMS Energy Preferred Stock, $.01 par value.

COMPANY-OBLIGATED PREFERRED SECURITIES: CMS Energy and Consumers each have wholly-owned statutory business trusts that are consolidated with the respective parent company. CMS Energy and Consumers created their respective trusts for the sole purpose of issuing trust preferred securities. In each case, the primary asset of the trust is a note or debenture of the parent company. The terms of the trust preferred security parallel the terms of the related parent company note or debenture. The terms, rights and obligations of the trust preferred security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, the parent guarantee of the related trust preferred security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and trust preferred security constitute a full and unconditional guarantee by the parent company of the trust's obligations under the trust preferred

                                     CMS-83

                                                          CMS Energy Corporation



security. In addition to the similar provisions previously discussed, specific terms of the securities follow. The classification of these securities will be impacted by the new accounting standard SFAS No. 150. For further information, see Note 10, Adoption of New Accounting Standards.


CMS Energy                                                                                  In Millions
-------------------------------------------------------------------------------------------------------
                                                                Amount                        Earliest
Trust and Securities                    Rate (%)             Outstanding       Maturity      Redemption
-------------------------------------------------------------------------------------------------------
June 30                                                  2003         2002
-------------------------------------------------------------------------------------------------------
CMS Energy Trust I (a)                    7.75           $173         $173         2027           2001
CMS Energy Trust II (b)                   8.75             -           301         2004              -
CMS Energy Trust III (c)                  7.25            220          220         2004              -
------------------------------------------------------------------------------------------------------
Total Amount Outstanding                                 $393         $694
==========================================================================

     (a) Represents Quarterly Income Preferred Securities that are convertible into 1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). Effective July 2001, CMS Energy can revoke the conversion rights if certain conditions are met.
     (b) On July 1, 2002, the 7,250,000 units of Adjustable Convertible Preferred Securities were converted to 8,787,725 newly issued shares of CMS Energy Common Stock.
     (c) Represents Premium Equity Participating Security Units in which holders are obligated to purchase a varible number of shares of CMS Energy Common Stock by the August 18, 2003 conversion date.



Consumers Energy Company                                                                               In Millions
------------------------------------------------------------------------------------------------------------------
                                                                         Amount                         Earliest
Trust and Securities                                  Rate (%)         Outstanding       Maturity      Redemption
------------------------------------------------------------------------------------------------------------------
June 30                                                               2003      2002
------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities                  8.36         $ 70      $ 70        2015          2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities                  8.20          120       120        2027          2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities                  9.25          175       175        2029          2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities                             9.00          125       125        2031          2006
  ----------------------------------------------------------------------------------------------------------------
Total Amount Outstanding                                              $490      $490
====================================================================================


                                     CMS-84

                                                          CMS Energy Corporation

6:   EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.



                                                                       In Millions, Except Per Share Amounts
------------------------------------------------------------------------------------------------------------
Three Months Ended June 30                                                                2003          2002
------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCK:
 CMS Energy -- Basic                                                                     $ (45)       $ (74)
 Add conversion of Trust Preferred
       Securities (net of tax)                                                               - (a)        - (a)
                                                                                  --------------------------
 CMS Energy -- Diluted                                                                   $ (45)       $ (74)
                                                                                  ==========================

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares -- Basic                                                               144.1        134.7
   Add conversion of Trust Preferred
       Securities                                                                            - (a)        - (a)
                                                                                  --------------------------
      Average Shares -- Diluted                                                          144.1        134.7
                                                                                  ==========================

LOSS PER AVERAGE COMMON SHARE
       Basic                                                                            $(0.31)      $(0.55)
       Diluted                                                                          $(0.31)      $(0.55)
============================================================================================================



                                                                      In Millions, Except Per Share Amounts
-----------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                                2003         2002
-----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK:
 CMS Energy -- Basic                                                                    $  34        $ (32)
 Add conversion of Trust Preferred
       Securities (net of tax)                                                              - (a)        - (a)
                                                                                        -------------------
 CMS Energy -- Diluted                                                                  $  34        $ (32)
                                                                                        ===================

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
 CMS Energy:
   Average Shares -- Basic                                                              144.1        134.0
   Add conversion of Trust Preferred
       Securities                                                                           - (a)        - (a)
                                                                                        -------------------
      Average Shares -- Diluted                                                         144.1        134.0
                                                                                        ===================

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
       Basic                                                                             $0.24      $(0.24)
       Diluted                                                                           $0.24      $(0.24)
===========================================================================================================

(a) The effects of converting the trust preferred securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive.


                                     CMS-85

                                                          CMS Energy Corporation


7:   RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

The objective of the CMS Energy risk management policy is to analyze, manage and coordinate the identified risk exposures of the individual business segments and to exploit the presence of internal hedge opportunities that exist among its diversified business segments. CMS Energy, on behalf of its regulated and non-regulated subsidiaries, utilizes a variety of derivative instruments and executes these transactions with external parties through either CMS Enterprises or its marketing subsidiary, CMS MST. These derivative instruments include futures contracts, swaps, options and forward contracts to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged.

Derivative instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial credit mitigation programs including, among other things, using publicly available credit ratings of such counterparties, internally developed statistical models for credit scoring and use of internal hedging programs to minimize exposure to external counterparties. No material nonperformance is expected.

COMMODITY DERIVATIVES: Commodity contracts have been accounted for in accordance with the requirements of SFAS No. 133, as amended and interpreted, and may or may not qualify for hedge accounting treatment depending on the characteristics of each contract.

DERIVATIVE INSTRUMENTS: CMS Energy adopted SFAS No. 133 on January 1, 2001. This standard requires CMS Energy to recognize at fair value on the balance sheet, as assets or liabilities, all contracts that meet the definition of a derivative instrument. The standard also requires CMS Energy to record all changes in fair value directly in earnings unless the derivative instrument meets certain qualifying cash flow hedge criteria, in which case the changes in fair value would be reflected in accumulated other comprehensive income. CMS Energy determines fair value based upon quoted market prices and mathematical models using current and historical pricing data. The ineffective portion, if any, of all hedges is recognized in earnings.

CMS Energy believes that the majority of its contracts, power purchase agreements and gas transportation contracts qualify for the normal purchases and sales exception of SFAS No. 133 and are not subject to the accounting rules for derivative instruments. CMS Energy uses derivative instruments that require derivative accounting, to limit its exposures to electricity and gas commodity price risk. The interest rate and foreign currency exchange contracts met the requirements for hedge accounting under SFAS No. 133 and CMS Energy recorded the changes in the fair value of these contracts in accumulated other comprehensive income.

                                     CMS-86

                                                          CMS Energy Corporation



ELECTRIC CONTRACTS: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. As of June 30, 2003, Consumers recorded on the balance sheet those unexpired purchased electric call option contracts that are subject to derivative accounting at a fair value of $413 thousand. These contracts will expire in the third quarter of 2003.

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

Consumers' electric business also uses gas option and swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that are used to offset increases in the price of potential gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs. As of June 30, 2003, gas fuel for generation call option contracts had a fair value that is not significant. As of June 30, 2002, gas fuel for generation swap contracts had a fair value of $1 million. These contracts expired in December 2002.

For the three and six months ended June 30, 2003, Consumers recorded an unrealized gain in accumulated other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership of $2 million and $5 million, net of tax, respectively. As of June 30, 2003, the cumulative total of unrealized gains recorded in other accumulated comprehensive income related to Consumers' proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership is $13 million, net of tax. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

GAS CONTRACTS: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. During 2002, some of the fixed price gas supply contracts and the weather-based gas call options and gas put options required derivative accounting. The fixed price gas supply contracts requiring derivative accounting expired in October 2002. As of June 30, 2003, weather-based gas call options and gas put options requiring derivative accounting had a net fair value of $1 million. The original cost of the options was a net $2 million. Consumers recorded an unrealized loss of $1 million associated with these options directly in earnings as part of other income, and then directly offset this loss and recorded it on the balance sheet as a regulatory asset. Any subsequent changes in fair value will be recorded in a similar manner.

INTEREST RATE RISK CONTRACTS: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in accumulated other comprehensive income unless the swaps are sold. As of June 30, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable-rate debt. This swap expired in June 2003. As of June 30, 2002, this interest rate swap had a negative fair value of $2 million.


                                     CMS-87

                                                          CMS Energy Corporation



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

ENERGY TRADING ACTIVITIES: Through December 31, 2002, CMS MST's wholesale power and gas trading activities were accounted for under the mark-to-market method of accounting. Effective, January 1, 2003, EITF Issue No. 98-10 was rescinded by EITF Issue No. 02-03 and as a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 can be carried at fair value. The impact of this change for CMS MST was recognized as a cumulative effect of a change in accounting principle loss of $23 million, net of tax. See Note 10, Adoption of New Accounting Standards. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes in fair value are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. Mathematical models are developed to determine various inputs into the fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

In connection with the market valuation of its energy commodity contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. The creditworthiness of these counterparties will impact overall exposure to credit risk; however, CMS Energy maintains credit policies that management believes minimize overall credit risk with regard to its counterparties. Determination of its counterparties' credit quality is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. Where contractual terms permit, CMS Energy employs standard agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

At June 30, 2003 and 2002, CMS Energy has recorded a net price risk management asset of $15 million and $109 million respectively, net of reserves, related to the unrealized mark-to-market gains on existing wholesale power contracts, gas contracts, and hedges for retail activities that are marked as derivatives.

FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries enter into floating to fixed interest


                                     CMS-88

                                                          CMS Energy Corporation


rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. Changes in the fair value of these swaps are recorded in accumulated other comprehensive income until the swaps are terminated. As of June 30, 2003, these swaps had a negative fair value of $2 million that, if sustained, will be reclassified to earnings as the swaps are settled on a quarterly basis.

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. The weighted average interest rate associated with outstanding swaps was approximately 7.4 at June 30, 2003 and 5.2 percent at June 30, 2002.

                                                                              In Millions
-----------------------------------------------------------------------------------------
Floating to Fixed                            Notional           Maturity             Fair
Interest Rate Swaps                            Amount               Date            Value
-----------------------------------------------------------------------------------------
June 30, 2003                                 $    15          2005-2006            $(2)
June 30, 2002                                 $   294          2003-2006            $(9)
-----------------------------------------------------------------------------------------


FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and from time to time enters into fixed to floating rate swaps to maintain the optimum mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any realized gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. There were no outstanding fixed to floating interest rate swaps as of June 30, 2003 and 2002.

FOREIGN EXCHANGE DERIVATIVES: CMS Energy uses forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk that U.S. dollar net cash flows resulting from sales to foreign customers and purchases from foreign suppliers and the repayment of non-U.S. dollar borrowings as well as equity reported on the company's balance sheet, may be adversely affected by changes in exchange rates. These contracts do not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. The estimated fair value of the foreign exchange and option contracts at June 30, 2003 and 2002 was zero.

There were no outstanding foreign exchange contracts at June 30, 2003. The notional amount of the outstanding foreign exchange contracts at June 30, 2002 was $1 million Canadian contracts.

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of June 30, 2003 and 2002 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term investments in financial instruments, except for those as shown below, approximate fair value.


                                     CMS-89

                                                          CMS Energy Corporation


                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
As of June 30                                         2003                                    2002
-----------------------------------------------------------------------------------------------------------------
                                        Carrying      Fair      Unrealized    Carrying      Fair       Unrealized
                                          Cost       Value      Gain(Loss)        Cost      Value      Gain(Loss)
                                        -------------------------------------------------------------------------
Long-Term Debt (a)                        $6,055     $6,261          $(206)     $5,367      $5,107           $260
Trust Preferred Securities                   883        769            114       1,184         790            394
Preferred Stock                               44         32             12          44          24             20
Available-for-Sale Securities:
 Nuclear Decommissioning (b)                $453       $553           $100        $465        $555            $90
 SERP                                         55         61              6          60          61              1
-----------------------------------------------------------------------------------------------------------------

(a) Settlement of long-term debt is generally not expected until maturity.

(b) On January 1, 2003, CMS Energy adopted SFAS No. 143 and began classifying its unrealized gains and losses on nuclear decommissioning investments as regulatory liabilities. CMS Energy previously classified these investments in accumulated depreciation.

8:   EQUITY METHOD INVESTMENTS

Certain of CMS Energy's investments in companies, partnerships and joint ventures, where ownership is more than 20 percent but less than a majority, are accounted for by the equity method of accounting in accordance with APB Opinion No. 18. Net income from these investments, included undistributed earnings of $40 million for the three months ended June 30, 2003 and $21 million for the three months ended June 30, 2002 and $71 million for the six months ended June 30, 2003 and $57 million for the six months ended June 30, 2002. The most significant of these investments is CMS Energy's 50 percent interest in Jorf Lasfar and its 49 percent interest in the MCV Partnership. Summarized income statement information of CMS Energy's most significant equity method investments follows.


Income Statement Data

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2003                                             Jorf Lasfar          MCV         Total
-------------------------------------------------------------------------------------------------------------------
Operating revenue                                                               $ 91             $142          $233
Operating expenses                                                                43               84           127
                                                                                -----------------------------------
Operating income                                                                  48               58           106
Other expense, net                                                                 5               29            34
                                                                                ----------------------------------
Net income                                                                      $ 43             $ 29          $ 72
===================================================================================================================

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002                                             Jorf Lasfar          MCV         Total
-------------------------------------------------------------------------------------------------------------------
Operating revenue                                                               $ 91             $146          $237
Operating expenses                                                                41               89           130
                                                                                -----------------------------------
Operating income                                                                  50               57           107
Other expense, net                                                                11               30            41
Cumulative effect of change in method of
  accounting for derivative options contracts (a)                                  -               58            58
                                                                                -----------------------------------
Net income                                                                      $ 39             $ 85          $124
===================================================================================================================


                                     CMS-90

                                                          CMS Energy Corporation

Income Statement Data

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2003                                               Jorf Lasfar          MCV         Total
-------------------------------------------------------------------------------------------------------------------
Operating revenue                                                              $ 181             $295          $476
Operating expenses                                                                86              184           270
                                                                                -----------------------------------
Operating income                                                                  95              111           206
Other expense, net                                                                24               57            81
                                                                                -----------------------------------
Net income                                                                      $ 71             $ 54          $125
===================================================================================================================


                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002                                               Jorf Lasfar          MCV         Total
-------------------------------------------------------------------------------------------------------------------
Operating revenue                                                               $187             $295          $482
Operating expenses                                                                89              198           287
                                                                                -----------------------------------
Operating income                                                                  98               97           195
Other expense, net                                                                22               59            81
Cumulative effect of change in method of
  accounting for derivative options contracts (a)                                  -               58            58
                                                                                -----------------------------------
Net income                                                                      $ 76             $ 96          $172
===================================================================================================================

     (a) On April 1, 2002, the MCV Partnership implemented Derivative Implementation Group Issue C-16, an interpretation of SFAS No. 133. The MCV Partnership began accounting for several natural gas contracts containing an option component at fair value. As a result, a cumulative effect adjustment for the change in accounting principle was recorded as an increase to earnings.

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



                                     CMS-91

                                                          CMS Energy Corporation




Reportable Segments                                                                                    In Millions
------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30                                                                2003                2002
------------------------------------------------------------------------------------------------------------------

Net Loss
  Electric utility                                                                      $   35              $   84
  Gas utility                                                                                5                   3
  Enterprises                                                                               13                   3
  Other                                                                                    (98)               (164)
                                                                                        --------------------------
                                                                                        $  (45)             $  (74)
==================================================================================================================

Reportable Segments                                                                                    In Millions
------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                                  2003                2002
------------------------------------------------------------------------------------------------------------------
Net Income (Loss)
  Electric utility                                                                      $   86              $  134
  Gas utility                                                                               59                  31
  Enterprises                                                                               35                  69
  Other                                                                                   (146)               (266)
                                                                                        --------------------------
                                                                                        $   34              $  (32)
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

Prior to adoption of SFAS No. 143, Consumers classified the removal cost liability of assets included in the scope of SFAS No. 143 as part of the reserve for accumulated depreciation. For these assets, the removal cost of $448 million which was classified as part of the reserve at December 31, 2002, was reclassified in January 2003, in part, as: 1) a $364 million ARO liability; 2) a $134 million regulatory liability; 3) a $42 million regulatory asset; and 4) a $7 million net increase to property, plant, and equipment as prescribed by SFAS No. 143. As required by SFAS No. 71 for regulated entities, Consumers is reflecting a regulatory asset and liability instead of a cumulative effect of a change in accounting principle.

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Consumers' ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium were assumed, Consumers' ARO liability would be $381 million.

If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, transmission and distribution assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of a retirement date, therefore no liability has


                                     CMS-92

                                                          CMS Energy Corporation


been recorded for these assets. No liability has been recorded for assets that have an insignificant cumulative disposal cost, such as substation batteries. The initial measurement of the ARO liability for Consumers' Palisades Nuclear Plant and Big Rock Nuclear Plant is based on decommissioning studies, which are based largely on third party cost estimates.

In addition, in 2003, CMS Energy recorded an ARO liability for certain pipelines and non-utility generating plants and a $1 million, net of tax, cumulative effect of change in accounting for accretion and depreciation expense for ARO liabilities incurred prior to 2003. The pro forma effect on results of operations would not have been material for the six months ended June 30, 2002.

The following table is a general description of the AROs and their associated long-lived assets.

June 30, 2003                                                                                           In Millions
-------------------------------------------------------------------------------------------------------------------
                                                In Service                                                    Trust
ARO Description                                       Date         Long Lived Assets                           Fund
-------------------------------------------------------------------------------------------------------------------
Palisades - decommission plant site                   1972         Palisades nuclear plant                    $ 455
Big Rock - decommission plant site                    1962         Big Rock nuclear plant                        97
JHCampbell intake/discharge water line                1980         Plant intake/discharge water line              -
Closure of coal ash disposal areas                 Various         Generating plants coal ash areas               -
Closure of wells at gas storage fields             Various         Gas storage fields   -
Indoor gas services equipment relocations          Various         Gas meters located inside structures           -
Closure of gas pipelines                           Various         Gas transmission pipelines                     -
Dismantle natural gas-fired power plant               1997         Gas fueled power plant                         -
-------------------------------------------------------------------------------------------------------------------

The following table is a reconciliation of the carrying amount of the AROs:

June 30, 2003                                                                                           In Millions
-------------------------------------------------------------------------------------------------------------------
                                       Pro Forma
                                   ARO liability              ARO Liability                  Cashflow
ARO                                       1/1/02  1/1/03   Incurred  Settled   Accretion    Revisions       6/30/03
-------------------------------------------------------------------------------------------------------------------
Palisades - decommission                    $232    $249    $   -   $    -      $   9          $ -             $258
Big Rock - decommission                       94      61        -     (18)          6            -               49
JHCampbell intake line                         -       -        -        -          -            -                -
Coal ash disposal areas                       46      51        -      (1)          3            -               53
Wells at gas storage fields                    2       2        -        -          -            -                2
Indoor gas services relocations                1       1        -        -          -            -                1
Closure of gas pipelines (a)                   7       8        -        -          -            -                8
Dismantle natural gas-fired power plant        1       1        -        -          -            -                1
-------------------------------------------------------------------------------------------------------------------

Total                                       $383    $373      $ -   $ (19)       $ 18          $ -             $372
===================================================================================================================

     (a) Amounts are included in discontinued operations.


EITF ISSUE NO. 02-03, RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUES NO. 98-10 AND 00-17: At the October 25, 2002 meeting, the EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management


                                     CMS-93

                                                          CMS Energy Corporation


Activities. As a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 will be carried at fair value. Energy trading contracts that do not meet the definition of a derivative must be accounted for as an executory contract (i.e., on an accrual basis). The consensus rescinding EITF Issue No. 98-10 was required to be applied to all contracts that existed as of October 25, 2002 and was required to be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also was required to be applied immediately to all new contracts entered into after October 25, 2002. The full adoption of EITF Issue No. 02-03 effective January 1, 2003, resulted in CMS Energy recognizing a cumulative effect of change in accounting principle loss of $23 million, net of tax, for the six months ended June 30, 2003.

ACCOUNTING STANDARDS NOT YET ADOPTED

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. CMS Energy has not created any variable interest entities in 2003. Therefore, this portion of the interpretation has no impact on its consolidated financial statements. This interpretation's consolidation requirements also apply to pre-existing entities beginning July 1, 2003. CMS Energy will be required to consolidate any entities that meet the requirements of this portion of the interpretation. CMS Energy is in the process of studying this interpretation, and has yet to determine the effects, if any, on its consolidated financial statements.

Although CMS Energy has not determined the effect of this interpretation, it is possible that CMS Energy and Consumers may be required to consolidate in its financial statements, the assets, liabilities and activities of the MCV Partnership. If that should occur, CMS Energy and Consumers would have to recognize the MCV Partnership debt on their financial statements. This could negatively impact CMS Energy's and Consumers' various financial covenants under their financing agreements. As a result, CMS Energy and Consumers may have to seek amendments to the relevant financing agreements to modify the terms of certain of these covenants in order to remove the effect of this potential consolidation or refinance the relevant debt.

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. CMS Energy is in the process of studying this statement, and has yet to determine the effects, if any, the statement will have on accounting for contracts entered into after June 30, 2003.

SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: Issued by the FASB in May 2003, this statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments within its scope as liabilities. Those instruments were previously classified as mezzanine equity. SFAS No. 150 became effective July 1, 2003.

CMS Energy has determined that all of its trust preferred securities fall under the scope of SFAS No. 150. Consumers Financings I through IV and CMS Trust I securities have fixed redemption dates and amounts and qualify as mandatorily redeemable preferred securities under SFAS No. 150. CMS Trust III securities have both a trust preferred security and a forward purchase contract. CMS Energy determined that under SFAS No. 150, CMS Trust III securities were more similar to debt than to equity at inception. Therefore, all of the above securities were reclassified as liabilities on July 1, 2003.

At July 1, 2003, mandatorily redeemable preferred securities totaling $883 million, were reclassified from the mezzanine equity section to the liability section of CMS Energy's consolidated balance sheet. In accordance with SFAS No. 150, prior periods will not be restated. No cumulative impact due to this accounting change was incurred upon adoption.





                                     CMS-94

                                                          CMS Energy Corporation











                      (This page intentionally left blank)








                                     CMS-95

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This MD&A refers to Consumers' Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that Consumers may make contain forward--looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intention with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, is solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2002 Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' business and financial outlook. This Form 10-Q also describes material contingencies in Consumers' Condensed Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes. All note references within this MD&A refer to Consumers' Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Presenting financial statements in accordance with accounting principles generally accepted in the United States requires using estimates, assumptions, and accounting methods that are often subject to judgment. Presented below are the accounting policies and assumptions that Consumers believes are most critical to both the presentation and understanding of its financial statements. Applying these accounting policies to financial statements can involve very complex judgments. Accordingly, applying different judgments, estimates or assumptions could result in a different financial presentation.

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

                                                        Consumers Energy Company



The EPA has issued regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of June 30, 2003, Consumers has incurred $430 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their cost can change substantially. At some point, when new environmental standards become effective, Consumers will need additional capital expenditures to comply with the standards. Capital expenditures will depend upon the composition of the final regulations.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek permits from the EPA. Consumers has received and responded to information requests from the EPA on this subject. Consumers believes that it has properly interpreted the requirements of "routine maintenance". If Consumers' interpretation is eventually found to be incorrect, it may be required to install additional pollution controls at some or all of its coal-fired plants.

For further information on electric environmental matters see Note 2, Uncertainties, "Electric Contingencies - Electric Environmental Matters."

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

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. The remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $26 million at June 30, 2003 and $42 million at June 30, 2002. The PPA liability is expected to be depleted in late 2004.

                                                        Consumers Energy Company



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

Under Michigan's electric restructuring law, Consumers will return to unfrozen rates beginning January 1, 2004, including the resumption of the PSCR process. Under the process, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. Recovery of capacity and fixed energy charges will be subject to certain rate caps as discussed in Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring." For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                           2003      2004    2005     2006     2007
-------------------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%, net of tax                         $37       $36     $36      $36      $25

Amount to be charged to operating expense, net of tax                       $18       $18     $36      $36      $25
Amount to be charged to PPA liability, net of tax                           $19       $18      $-       $-       $-
===================================================================================================================


As previously noted, the PPA requires Consumers to pay capacity costs based on the MCV Facility's actual availability up to the 98.5 percent cap. Prior to 1998, Consumers was only allowed to recover MCV capacity costs that were associated with actual energy deliveries (subject to certain caps established by the MPSC). This recovery method essentially required Consumers to dispatch the MCV Facility on a full-time basis, regardless of the overall cost compared to other sources available to Consumers. Consistent with the initial PSCR freeze, in the first quarter of 1998, Consumers began economically dispatching the MCV Facility by scheduling deliveries on an economic basis. Consumers has continued to economically dispatch the MCV Facility as a result of the overall rate freeze implemented consistent with Public Acts 141 and 142. When Consumers returns to the PSCR, beginning in January 2004, current MPSC orders will again only allow Consumers to recover capacity charges from customers based on actual energy deliveries up to the caps. Compared to periods under the rate freeze, the return to full-time dispatch of the MCV Facility could have the effect of reducing the earnings of CMS Midland via its ownership interest in the MCV Partnership. This would be the result of MCV Partnership earnings being negatively impacted by the relationship of higher fuel costs resulting from higher generation levels and changing natural gas prices, compared to the MCV Partnership's recovery of fuel costs, which is, in large part, based on costs associated with Consumers' coal plants.

Consumers is exploring possible alternatives that would allow Consumers to continue dispatching the MCV Facility on an economic basis in 2004 and beyond, without increasing costs to customers or impairing future earnings. Any changes regarding the recovery of MCV capacity costs would require MPSC approval. Consumers cannot predict the outcome of this issue.

                                                        Consumers Energy Company




In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under PURPA. In July 1999, the district court granted MCV Partnership's motion for summary judgment. The district court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th circuit court overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court.

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

Consumers currently accounts for the following contracts as derivative instruments: certain electric call options, gas fuel options, fixed priced weather-based gas supply call options and fixed price gas supply put options. Consumers does not account for the following contracts as derivative instruments: electric capacity and energy contracts, gas supply contracts without embedded options, coal and nuclear fuel supply contracts, and purchase orders for numerous supply items.

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

If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability, at the fair value of the contract. Any difference between the recorded book value and the fair value is reported either in earnings or accumulated other comprehensive income, depending on certain qualifying criteria. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract. Consumers uses quoted market prices to determine the fair value of contracts that are accounted for as derivative instruments.

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

FINANCIAL INSTRUMENTS: Consumers accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and excluded from earnings unless such changes in fair value are other than temporary. In 2002, Consumers determined that the decline in value related to its investment in CMS Energy Common Stock was other than temporary as the fair value was below the cost basis for a period greater than six months. As a result, Consumers recognized a loss on its investment in CMS Energy Common Stock through earnings of $12 million in the fourth quarter of 2002, and an additional $12 million in the first quarter of 2003. No further losses were required to be recognized in the second quarter of 2003 on this investment. As of June 30, 2003, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $19 million. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

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

INTEREST RATE RISK: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate financing and variable-rate financing, and from interest rate swap agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when it deems it appropriate, based upon market conditions. These strategies attempt to provide and maintain a balance between risk and the lowest cost of capital. As of June 30, 2003 and 2002, Consumers had outstanding $624 million and $935 million of variable-rate financing, respectively, including variable to fixed-rate swaps. As of June 30, 2003

                                                        Consumers Energy Company



and 2002, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' before tax earnings exposure on its variable-rate financing would be $1 million and $2 million, respectively. As of June 30, 2002, Consumers had entered into a floating-to-fixed interest rate swap agreement for a notional amount of $75 million. The swap exchanged variable-rate interest payment obligations for fixed-rate interest payment obligations in order to minimize the impact of potential adverse interest rate changes. As of June 30, 2003 and 2002, Consumers had outstanding fixed-rate financing, including variable to fixed-rate swaps, of $3.297 billion and $2.777 billion, respectively, with a fair value of $3.467 billion and $2.711 billion, respectively. As of June 30, 2003 and 2002, assuming a hypothetical 10 percent adverse change in market rates, Consumers would have an exposure of $143 million and $137 million, respectively, to the fair value of these instruments if it had to refinance all of its fixed-rate financing. As discussed below in Electric Business Outlook -- Securitization, Consumers has filed an application with the MPSC to securitize certain costs. Upon final approval, Consumers would use the proceeds from the securitization for refinancing or retirement of debt, which could include a portion of its current fixed-rate debt. Consumers does not believe that any adverse change in debt price and interest rates would have a material adverse effect on either its consolidated financial position, results of operation or cash flows.

COMMODITY MARKET RISK: For purposes other than trading, Consumers enters into electric call options, gas fuel for generation option and swap contracts, fixed price gas supply contracts containing embedded put options, fixed priced weather-based gas supply call options and fixed priced gas supply put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The gas fuel for generation option and swap contracts are used to protect generation activities against risk due to fluctuations in the market price of natural gas. The gas supply contracts containing embedded put options, the weather-based gas supply call options, and the gas supply put options are used to purchase reasonably priced gas supply.

As of June 30, 2003 and 2002, the fair value of electricity-related call option and swap contracts, based on quoted market prices and mathematical models using current and historical pricing data, was $13 million and $13 million, respectively. As of June 30, 2003 and 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $2 million and $3 million, respectively. As of June 30, 2003 and 2002, Consumers had an asset of $26 million and $35 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of June 30, 2003, Consumers did not have any gas supply contracts containing embedded put options. As of June 30, 2002, the fair value based on quoted market prices for gas supply contracts containing embedded put options was $2 million. As of June 30, 2002, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million. As of June 30, 2003, the fair value of the fixed priced weather-based gas supply call options and fixed priced gas supply put options, based on quoted market prices, was $1 million. As of June 30, 2003, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million.

EQUITY SECURITY PRICE RISK: Consumers owns less than 20 percent of the outstanding shares of CMS Energy Common Stock. Consumers recognized a loss on this investment through earnings of $12 million in the fourth quarter of 2002 and an additional $12 million loss in the first quarter of 2003, because the loss was other than temporary as the fair value was below the cost basis for a period greater than six months. No further losses were required to be recognized in the second quarter of 2003 on this investment. As of June 30, 2003, Consumers held 2.4 million shares of CMS Energy Common stock at a fair value of $19 million. Consumers believes that any further adverse change in the market price of this investment would not have a material effect on its consolidated financial position, results of operation or cash flows.

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

For example, items that a non-regulated entity normally would expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of June 30, 2003, Consumers had $1.128 billion recorded as regulatory assets and $468 million recorded as regulatory liabilities.

In 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market-based rates for its electric customers. Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but allowed Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 5, Implementation of New Accounting Standards, "SFAS No. 143, Accounting for Asset Retirement Obligations."

For further information on industry regulation, see Note 1, Corporate Structure and Summary of Significant Accounting Policies, "Utility Regulation".

ACCOUNTING FOR PENSION AND OPEB

Consumers provides postretirement benefits under its Pension Plan, and postretirement health and life benefits under its OPEB plans to substantially all its retired employees. Consumers uses SFAS No. 87 to account for pension costs and uses SFAS No. 106 to account for other postretirement benefit costs. These statements require liabilities to be recorded on the balance sheet at the present value of these future obligations to employees net of any plan assets. The calculation of these liabilities and associated expenses requires the expertise of actuaries and is subject to many assumptions including life expectancies, present value discount rates, expected long-term rate of return on plan assets, rate of compensation increase and anticipated health care costs. Any change in these assumptions can significantly change the liability and associated expenses recognized in any given year.

                                                        Consumers Energy Company



The Pension Plan includes amounts for employees of CMS Energy and non-utility affiliates, including Panhandle, which are not distinguishable from the Pension Plan's total assets. On June 11, 2003, CMS Energy completed the sale of Panhandle to Southern Union Panhandle Corp. No portion of the Pension Plan was transferred with the sale. Panhandle employees are no longer eligible to accrue additional benefits. The Pension Plan retained pension payment obligations for Panhandle employees that were vested under the Pension Plan. Because of the significant change in the makeup of the plan, SFAS No. 87 required a remeasurement of the obligation at the date of sale. The estimated remeasurement, subject to receipt of the final actuarial report, resulted in an increase of Consumers' pension expense of approximately $3 million and OPEB expense of approximately $5 million for 2003, as well as an additional charge to accumulated other comprehensive income of approximately $27 million ($17 million after tax) as a result of the increase in the additional minimum pension liability.

Consumers estimates pension expense will approximate $38 million in 2003, $46 million in 2004, and $47 million in 2005. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Pension Plan. In August 2003, Consumers made its planned contribution of $172 million to the Pension Plan.

Consumers has announced changes to the Pension Plan, whereby, the method used to convert an employee's benefit to a lump sum payment is being changed. Employees who elect the lump sum payment option will not earn an additional early retirement subsidy. In addition, Consumers has announced its intent to implement a cash balance plan for newly hired employees. Plan details have not yet been completed.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape with all contaminated equipment and material removed and disposed of in a licensed burial facility and the site released for unrestricted use. The MPSC orders received in March and December of 1999 for Big Rock and Palisades plants, respectively, provided for fully funding the decommissioning trust funds for both sites. The December 1999 order set the annual decommissioning surcharge for the Palisades decommissioning at $6 million a year. Consumers estimates that at the time of the decommissioning of Palisades, its decommissioning trust fund will be fully funded. Earnings assumptions are that the trust funds are invested in equities and fixed income investments, equities will be converted to fixed income investments during decommissioning and fixed income investments are converted to cash as needed. Decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These costs estimates use various inflation rates for labor, non-labor, and contaminated equipment disposal costs.

In December 2000, the Big Rock trust fund was considered fully funded. A portion of its current decommissioning cost resulted from the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary but for the failure of the DOE to take possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. A number of utilities, including Consumers, which filed its complaint in December 2002, have commenced litigation in the Court of Claims. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002, against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law. However, there is no assurance that the litigation against the DOE will be successful.

                                                        Consumers Energy Company


The funds provided by the trusts and additional potential funds from DOE litigation are expected to fully fund the decommissioning costs. Variance from trust earnings, a lesser recovery of costs from the DOE, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites and the adequacy of the decommissioning trust funds. For further information see Note 2, Uncertainties, "Other Electric Uncertainties -- Nuclear Matters."

In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation submitted a complaint to the MPSC, which was served on Consumers by the MPSC in April 2003. The complaint asks the MPSC to commence a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, including establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. In May 2003, Consumers and the other named utilities each filed a motion to dismiss the complaint. Consumers is unable to predict the outcome of this matter.

RELATED PARTY TRANSACTIONS

Consumers enters into a number of significant transactions with related parties. These transactions include the purchase of capacity and energy from the MCV Partnership and from affiliates of Enterprises, the purchase of electricity and gas for generation from CMS MST, the sale of electricity to CMS MST, the purchase of gas transportation from CMS Bay Area Pipeline, L.L.C., the purchase of gas transportation from Panhandle and Trunkline, the payment of parent company overhead costs to CMS Energy, the sale of storage and transportation of natural gas and other services to the MCV Partnership, and an investment in CMS Energy Common Stock.

Transactions involving CMS Energy and its affiliates and the sale of storage and transportation of natural gas and other services to the MCV Partnership are generally based on regulated prices, market prices or competitive bidding. Transactions involving the power supply purchases from the MCV Partnership, and certain affiliates of Enterprises, are based upon avoided costs under PURPA and competitive bidding; and the payment of parent company overhead costs to CMS Energy are based upon use or accepted industry allocation methodologies.

In 2002, Consumers sold its transmission facilities to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc., an independent company, whose management includes former executive employees of Consumers. The transaction was based on competitive bidding. Consumers continues to use the transmission facilities now owned by MTH, and a director of Consumers is currently a stockholder of Trans-Elect, Inc.

For detailed information about related party transactions see Note 2, Uncertainties, "Electric Rate Matters - Transmission", and "Other Electric Uncertainties - The Midland Cogeneration Venture".

                                                        Consumers Energy Company




RESULTS OF OPERATIONS

CONSUMERS' NET INCOME AVAILABLE TO COMMON STOCKHOLDER

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
June 30                                                                         2003           2002          Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                              $ 40           $113           $(73)
Six months ended                                                                $139           $193           $(54)
===================================================================================================================

2003 COMPARED TO 2002: For the three months ended June 30, 2003, Consumers' net income available to common stockholder totaled $40 million, a decrease of $73 million from the previous year.

This decrease in earnings reflects the absence of $31 million of after-tax earnings associated with the asset sales in 2002, along with the absence of $17 million of after-tax earnings present in 2002 due to an increase in the fair value of certain long-term gas contracts held by the MCV Partnership.

Earnings were also impacted by decreased electric delivery revenues which reduced earnings by $12 million after-tax primarily due to cooler weather and the migration to the lower margin retail delivery sector by industrial customers. Increased electric and gas operating expenses reduced earnings by $11 million after-tax, which included storm restoration expenses incurred during the second quarter of 2003 and higher electric transmission costs. The earnings decrease reflects increased costs of borrowings that reduced earnings by $9 million after-tax and a $7 million charge at CMS Midland Holdings to reflect the loss of certain deferred tax credits.

Offsetting these decreases is a $13 million after-tax benefit to earnings due to reduced MSBT expenses related to the years 2000 and 2001. This is the result of CMS Energy receiving approval to file consolidated tax returns for the years 2000 and 2001. These returns were filed during the second quarter of 2003. Also offsetting the earnings decrease is an after-tax benefit of $3 million due to the final gas rate order issued in 2002 authorizing Consumers to increase its gas tariff rates.

For the six months ended June 30, 2003, Consumers' net income available to common stockholder totaled $139 million, a decrease of $54 million from the previous year.

This decrease in earnings reflects the absence of the nonrecurring benefits from 2002, discussed above, including the $31 million after-tax gain on asset sales, and the $17 million of after-tax earnings related to an adjustment to the fair value of certain long-term gas contracts held by the MCV Partnership. Reduced earnings also reflect a $12 million charge to non-utility expense in order to recognize a decline in market value of CMS Energy Stock held by Consumers.

The decrease in earnings reflects increased electric and gas operating expenses that reduced earnings by $32 million. Increased costs of borrowings reduced earnings by $12 million after-tax, and a $7 million after-tax charge at CMS Midland Holdings to reflect the loss of certain tax credits.

Offsetting these decreases is an after-tax benefit of $17 million due to increased gas deliveries reflecting colder winter weather in early 2003, a $16 million after-tax benefit due to the final gas rate order issued in 2002 authorizing Consumers to increase its gas tariff rates, an $11 million after-tax increase in electric intersystem revenues, and the $13 million benefit relating to the reduction in MSBT expenses mentioned above.

For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

                                                        Consumers Energy Company




ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                                       In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                         2003           2002          Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                              $35            $ 84           $(49)
Six months ended                                                                $86            $134           $(48)
===================================================================================================================

                                                                Three Months Ended                 Six Months Ended
Reasons for change                                          June 30, 2003 vs. 2002           June 30, 2003 vs. 2002
-------------------------------------------------------------------------------------------------------------------
Electric deliveries                                                          $ (18)                          $  (5)
Power supply costs and related revenue                                          (1)                             12
Other operating expenses and non-commodity revenue                             (14)                            (36)
Asset sales                                                                    (38)                            (38)
General taxes                                                                   15                              15
Fixed charges                                                                  (11)                            (14)
Income taxes                                                                    18                              18
                                                                             -------------------------------------

Total change                                                                 $ (49)                          $ (48)
==================================================================================================================

ELECTRIC DELIVERIES: For the three months ended June 30, 2003, electric delivery revenues decreased by $18 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 9.3 billion kWh, a decrease of 0.1 billion kWh or 1.6 percent from 2002. The decrease in revenue is primarily the result of cooler temperatures in 2003 that resulted in decreased deliveries to the higher margin residential sector along with the migration to the lower margin retail delivery sector by commercial and industrial customers.

For the six months ended June 30, 2003, electric delivery revenues decreased by $5 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 19.0 billion kWh, an increase of 0.4 billion kWh or 2.0 percent from 2002. This decrease in delivery revenues can be attributed to the continued migration by commercial and industrial customers to the lower margin retail delivery sector.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended June 30, 2003, power supply costs and related revenues decreased electric net income by $1 million from 2002.

For the six months ended June 30, 2003, power supply costs and related revenues increased electric net income by $12 million from 2002. This increase is primarily the result of increased intersystem revenues due to higher market prices and additional surplus capacity.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUE: For the three and six months ended June 30, 2003, operating expenses increased compared to 2002. This increase can be attributed to storm restoration expenses, a scheduled refueling outage at Palisades, which began on March 16, 2003, and ended on April 20, 2003, and higher transmission costs due to the loss of a financial return on the Consumers' transmission system asset sold in May 2002. Slightly offsetting these increased operating expenses are increased non-commodity revenues associated with miscellaneous service revenues.

ASSET SALES: For the three and six months ended June 30, 2003, pretax income from asset sales decreased $38 million from the comparable period in 2002. This is the result of the $31 million pretax gain associated with

                                                        Consumers Energy Company



the May 2002 sale of Consumers' electric transmission system and the $7 million pretax gain associated with the June 2002 sale of nuclear equipment from the cancelled Midland project.

GENERAL TAXES: For the three and six months ended June 30, 2003, general taxes decreased $15 million from the comparable period in 2002. This decrease is due to reduced MSBT expenses related to the years 2000 and 2001. This is the result of CMS Energy receiving approval to file consolidated tax returns for the years 2000 and 2001. These returns were filed during the second quarter of 2003.

FIXED CHARGES: For the three and six months ended June 30, 2003, fixed charges increased $11 million and $14 million, respectively, from the comparable period in 2002. These increases can be attributed to the increased financing activities.

INCOME TAXES: For the three months ended June 30, 2003, income tax expense decreased primarily due to a decrease in earnings by the electric utility compared to 2002.

GAS UTILITY RESULTS OF OPERATIONS

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                                  2003                  2002          Change
-------------------------------------------------------------------------------------------------------------------
Three months ended                                                        $ 5                   $ 3             $ 2
Six months ended                                                          $59                   $31             $28
===================================================================================================================

                                                           Three Months Ended                     Six Months Ended
Reasons for change                                     June 30, 2003 vs. 2002               June 30, 2003 vs. 2002
------------------------------------------------------------------------------------------------------------------

Gas deliveries                                                         $  (3)                                 $ 31
Gas rate increase                                                          5                                    25
Gas wholesales and retail services                                         3                                     6
Operation and maintenance                                                 (4)                                  (14)
General taxes, depreciation, and other income                              5                                    (1)
Fixed charges                                                             (2)                                   (4)
Income taxes                                                              (2)                                  (15)
                                                                      ---------------------------------------------

Total change                                                           $   2                                  $ 28
==================================================================================================================

GAS DELIVERIES: For the three months ended June 30, 2003, gas delivery revenues decreased by $3 million from the previous year. System deliveries, including miscellaneous transportation, totaled 60.8 bcf, a decrease of 4.5 bcf or 6.9 percent compared with 2002.

For the six months ended June 30, 2003, gas delivery revenues increased by $31 million from the previous year. System deliveries, including miscellaneous transportation, totaled 234.5 bcf, an increase of 20 bcf or 9.3 percent compared with 2002. This increase is primarily due to colder weather during the first quarter that resulted in increased deliveries to the residential and commercial sectors in 2003.

GAS RATE INCREASE: In November 2002, the MPSC issued a final gas rate order authorizing a $56 million annual increase in Consumers' gas tariff rates. As a result of this order, for the three and six months ended June 30, 2003, Consumers recognized increased gas revenues of $5 million and $25 million, respectively.

                                                        Consumers Energy Company



OPERATION AND MAINTENANCE: For the three and six months ended June 30, 2003, operation and maintenance expenses increased $4 million and $14 million, respectively, when compared to 2002. This increase reflects the recognition of additional expenditures on safety, reliability and customer service.

INCOME TAXES: For the three and six months ended June 30, 2003, income tax expense increased primarily due to improved earnings of the gas utility.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING, AND FINANCING

OPERATING ACTIVITIES: Consumers' principal source of liquidity is cash from the sale and transportation of natural gas and the generation, delivery and sale of electricity. For the first six months, cash from operations totaled $179 million in 2003 and $435 million in 2002. The $256 million decrease resulted from a $185 million decrease in cash collected from customers and related parties resulting from lower accounts receivables sold, and a $108 million use of cash to increase natural gas inventory due to colder weather and higher gas prices. Consumers primarily uses cash derived from operating activities to operate, maintain, expand and construct its electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Financings and Capitalization for additional details about this source of funds.

INVESTING ACTIVITIES: For the first six months, cash used for investing activities totaled $225 million in 2003 and $7 million in 2002. The change of $218 million is primarily due to a $278 million absence of proceeds from the sale of METC and other asset sales, partially offset by a $58 million decrease in capital expenditures.

FINANCING ACTIVITIES: For the first six months, cash used for financing activities totaled $21 million in 2003 and $393 million in 2002. The change of $372 million is primarily due to an increase of $844 million in proceeds from senior notes and bank loans, offset partially by an increase of $202 million from retirement of bonds and other long-term debt and a $295 million additional payment of notes payable.

The above discussion of operating, investing and financing activities summarizes Consumers' consolidated statement of cash flows found in Consumers' financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS: The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information see Note 2, Uncertainties, and Note 3, Financings and Capitalization.

                                                        Consumers Energy Company




Contractual Obligations                                                                                In Millions
------------------------------------------------------------------------------------------------------------------
                                                                        Payments Due
                                                  ----------------------------------------------------------------
                                                                                                          2008 and
June 30                              Total         2003        2004      2005       2006      2007          beyond
------------------------------------------------------------------------------------------------------------------

On-balance sheet:
   Long-term debt                  $ 3,338     $      -       $ 220     $ 470       $512       $ 31        $ 2,105
   Current portion of long-
      term debt                         27           13          14         -          -          -              -
   Notes payable                         1            1           -         -          -          -              -
   Capital lease obligations           147            9          17        18         17         16             70
Off-balance sheet:
   Operating leases                     78            8          11         9          9          7             34
   Non-recourse debt of FMLP           208            8          54        41         26         13             66
   Sale of accounts receivable          50           50           -         -          -          -              -
   Unconditional purchase
     obligations                    18,999        1,805       1,464     1,194        901        740         12,895
==================================================================================================================

REGULATORY AUTHORIZATION FOR FINANCINGS: At June 30, 2003, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. In June 2003, the FERC granted Consumers' request to issue an additional $1.1 billion outstanding at any one time of first mortgage bonds to act solely as collateral for short-term securities. In June 2003, the FERC also granted Consumers' request for an increase in its authorization for long-term debt. At June 30, 2003, Consumers had remaining FERC authorization to issue through June 2004 up to $1 billion of long-term securities for refinancing or refunding purposes, $760 million for general corporate purposes, and $2.06 billion of first mortgage bonds to be issued solely as collateral for the long-term securities. These amounts include the June 2003 increase in FERC authorization. In October 2002, FERC granted a waiver of its competitive bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

                                                        Consumers Energy Company



LONG-TERM FINANCINGS:

The following table is a summary of Consumers' debt issuances during 2003:

Long-Term Debt Financings in 2003                                                                    In Millions
----------------------------------------------------------------------------------------------------------------
Facility                                           Issue                                Use of
Type            Principal     Rate                 Date             Maturity            Proceeds      Collateral
----------------------------------------------------------------------------------------------------------------
  Term loan         $ 140     LIBOR                March 2003       March 2009          GCP                FMB(c)
                              Plus 475
                              Basis points
  Term loan           150     LIBOR                March 2003       March 2006          GCP                FMB(c)
                              Plus 450
                              Basis points
  FMB (a)             375     5.375                April 2003       April 2013          (b)                     -
  FMB (a)             250     4.25                 April 2003       April 2008          (b)                     -
  FMB (a)             250     4.00                 May 2003         May 2010            Retire debt             -
                    -----

Total             $ 1,165
==================================================================================================================

(GCP) General corporate purposes

(a) Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 26, 2003.

(b) Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that included paying down additional debt.

(c) Refer to Capital Resources and Liquidity, "Regulatory Authorization for Financings" above for information about Consumers' remaining FERC debt authorization.

As part of Consumers' ongoing cost reduction measures, Consumers will continue to monitor financial markets in an attempt to reduce its financing costs.

Consumers' current portion of long-term debt maturing in 2003 and 2004 is $27 million. Refer to Outlook, "Liquidity and Capital Resources" below for information about Consumers strategic measures addressing its future liquidity and capital requirements.

SHORT-TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. This debt facility was paid down and had a zero balance outstanding at June 30, 2003. The interest rate of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003.

The revolving credit facility and the term loan mentioned above have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

                                                        Consumers Energy Company



                                                                        Limitation          Ratio at June 30, 2003
------------------------------------------------------------------------------------------------------------------
Debt to Capital Ratio (a)(b)                            Not more than 0.65 to 1.00                    0.57 to 1.00
Interest Coverage Ratio - Revolver(a)(b)                Not less than 2.00 to 1.00                    3.83 to 1.00
Interest Coverage Ratio - Term Loan(a)(b)               Not less than 2.00 to 1.00                    3.98 to 1.00
==================================================================================================================

(a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) The terms of the credit facilities provide for the exclusion of securitization bonds in the calculation of the debt to capital ratio.

Consumers is subject to covenants in its financing agreements that could limit its ability to incur additional indebtedness. Consumers has agreed in several of its financing agreements to maintain specified levels of cash coverage of its interest requirements and to not allow its indebtedness to exceed specified levels of its consolidated capitalization (the "Debt Percentage Tests"). Consumers is in compliance with these requirements as of the most recent measurement date, June 30, 2003. These covenants make use of both generally accepted accounting principles and defined contractual terms in specifying how the relevant calculations are made. After giving effect to the adoption of SFAS No. 150 regarding the balance sheet classification of its Trust Preferred Securities and to expected future use of its revolving credit facilities, Consumers currently estimates that its ratio of indebtedness to total capitalization at the end of the third and fourth quarters of 2003 will still comply with the Debt Percentage Tests but will approach the limits specified in some of the Debt Percentage Tests. Consumers plans to seek amendments to the relevant financing agreements to modify the terms of the Debt Percentage Tests in order to, among other things, remove the effect of the adoption of SFAS No. 150, regarding Trust Preferred Securities on the calculations. Consumers believes that it will receive the necessary consents of its lenders to these amendments. However, it is possible that if Consumers does not receive the necessary amendments and fails to be an compliance with some of the Debt Percentage Tests such failure could constrain its ability to access its revolving credit or accounts receivable sales facilities, or to incur additional indebtedness, and could also result in defaults under one or more of these agreements.

Also, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. Consumers paid common stock dividends of $208 million plus a capital distribution of $25 million in 2002 to CMS Energy. In January 2003, Consumers declared and paid a $78 million common dividend. In March 2003, Consumers declared a $31 million common dividend which was paid in May 2003. In June 2003, Consumers declared a $53 million common dividend payable in August 2003.

For information on the potential cap on common dividends payable included in the MPSC Securitization order see, Electric Business Outlook, "Competition and Regulatory Restructuring - Securitization." Also, for information on the potential cap on common dividends payable included in the MPSC Staff's recommendation in Consumers' 2003 gas rate case see, Gas Business Outlook, "2003 Gas Rate Case."

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

SALE OF ACCOUNTS RECEIVABLE: In April 2003, Consumers ended its trade receivables sales program with its existing purchaser. During May 2003, a new trade receivables program was put in place with a different purchaser. As a result of changing purchasers, Consumers established a new subsidiary, Consumers Receivables Funding II. This consolidated subsidiary was established as a special purpose entity in order to properly reflect the sale of receivables from Consumers to Consumers Receivables Funding II, through to the purchaser, an unrelated third party. The program's maximum receivable sale amount of $325 million remains unchanged. Consumers also will continue to retain servicing responsibilities for the trade receivables sold, however, the purchaser of the trade receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the trade receivables sold and Consumers retains no interest in the receivables sold. Accounts receivable and accrued revenue in the Consolidated Balance Sheet have been reduced to reflect trade receivables sold. At June 30 receivables sold under the program totaled $50 million in 2003 and $311 million in 2002.

UNCONDITIONAL PURCHASE OBLIGATIONS: Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations.

Included in unconditional purchase obligations are long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $47 million per month for the remaining six months of 2003, including $34 million related to the MCV Facility. For the period that a plant is

                                                        Consumers Energy Company



not available to deliver electricity to Consumers, Consumers is not obligated to make the capacity payments to the plant. See Electric Utility Results of Operations above and Note 2, Uncertainties, "Electric Rate Matters - Power Supply Costs" and "Other Electric Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.

Commercial Commitments                                                                                 In Millions
------------------------------------------------------------------------------------------------------------------
                                                                  Commitment Expiration
                                                   ---------------------------------------------------------------
                                                                                                          2008 and
June 30                              Total         2003        2004      2005       2006     2007           beyond
------------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Indemnities                          $8           $-           -         -          -        -               $8
   Letters of credit                     7            7           -         -          -        -                -
==================================================================================================================

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

OUTLOOK

LIQUIDITY AND CAPITAL RESOURCES

Consumers' liquidity and capital requirements generally are a function of its results of operations, capital expenditures, contractual obligations, debt maturities, working capital needs and collateral requirements. During the summer months, Consumers purchases natural gas and stores it for resale primarily during the winter heating season. Recently, the market price for natural gas has increased. Although Consumers' natural gas purchases are recoverable from its customers, the amount paid for natural gas stored as inventory could require additional liquidity due to the timing of the cost recoveries. In addition, certain commodity suppliers to Consumers have requested advance payments or other forms of assurances, including margin calls, in connection with maintenance of ongoing deliveries of gas and electricity. This will also affect Consumers' liquidity position.

Consumers has historically met its consolidated cash needs through its operating and financing activities and access to bank financing and the capital markets. In 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers may also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit as indicated above. Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of borrowings, reduced capital expenditures, cash flow generated from operations, and other measures. Refer to Capital Resources and Liquidity, "Long Term Debt" above for information about Consumers' 2003 debt financing.

Consumers Energy Company




Consumers believes that its present level of cash and borrowing capacity (assuming access to capital markets), along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2004. In addition, the following activities also have been initiated by Consumers to enhance further its liquidity:

     o Consumers filed a general rate case for its gas utility business in March, 2003. Consumers requested rate relief in the amount of approximately $156 million. In its filing, Consumers requested immediate interim relief. See Gas Business Outlook, "2003 Gas Rate Case" below for MPSC Staff recommended interim rate relief.

     o Consumers filed an application in March 2003, with the MPSC seeking authorization to issue $1.084 billion of Securitization bonds. These bonds would provide liquidity to Consumers at interest rates reflective of high quality credit. Consumers would utilize these proceeds to retire higher cost debt and in turn would realize significant interest expense savings over the life of the bonds.

In June 2003, the MPSC issued a financing order authorizing the issuance of the Securitization bonds in the amount of approximately $554 million. In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. The financing order will only become effective after rehearing and upon acceptance by Consumers. Consumers anticipates that bonds could be issued by the first quarter 2004.

For further information on Securitization see, Electric Business Outlook, "Competition and Regulatory Restructuring - Securitization."

There is no assurance that the pending Securitization bond issuance transaction noted above will be completed, nor is there assurance that the MPSC will grant either interim or final gas utility rate relief.

LITIGATION AND REGULATORY INVESTIGATIONS

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a special committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has implemented, the recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within forty-five days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST made a written submission to the FERC on June 11, 2003 in compliance with the FERC's directives. On July 29, 2003, the FERC issued an order stating that CMS MST met the requirements of the FERC's April 30, 2003 order. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

                                                        Consumers Energy Company



SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed as purported class actions in the United States District Court for the Eastern District of Michigan by individuals who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The companies intend to defend vigorously against this action but cannot predict the outcome of this litigation.

ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Energy 401(k) plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. Consumers cannot predict the outcome of this litigation.

ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including, utilization and expansion of manufacturing facilities. Consumers experienced much stronger growth in 2002 as a result of warmer than normal summer weather. Assuming that, in the last half of 2003, normal weather conditions will occur and manufacturing activity will average about one percent less than last year, a slight decline from the strong 2002 electric deliveries is anticipated.

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of Consumers' electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of late July 2003, alternative electric suppliers are providing 575 MW of generation supply to retail open access customers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

                                                        Consumers Energy Company


Stranded Costs: The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be stranded. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge.

In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million for 2000 and $43 million for 2001. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million for 2000 and $4 million for 2001. The single largest reason for the difference in the filing was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act. As discussed below in "Securitization", Consumers filed a request with the MPSC for authority to issue Securitization bonds that would allow recovery of the Clean Air Act expenditures that were excluded from the Stranded Cost calculation.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to resolve numerous issues regarding the "net" Stranded Cost methodology in a way that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties have also filed rehearing petitions with the MPSC. Consumers has also initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order.

In March 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and previously unsecuritized Palisades expenditures were approved as proposed in its securitization case as discussed below in "Securitization", then Consumers' "net" Stranded Costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million.

In June 2003, the MPSC issued a financing order in the securitization case, authorizing the issuance of Securitization bonds in the amount of approximately $554 million. Included in this amount were Clean Air Act expenditures. However, the MPSC rejected previously unsecuritized Palisades expenditures as eligible securitized costs. As a result, the previously unsecuritized Palisades expenditures should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC. With the inclusion of the previously unsecuritized Palisades expenditures, Consumers' "net" Stranded Costs incurred in 2002 are estimated to be approximately $50 million.

In July 2003, Consumers filed a petition for rehearing and clarification on a number of features in the MPSC's financing order on securitization. Once a final financing order by the MPSC on securitization is issued, the amount of Consumers' request for "net" Stranded Cost recovery for 2002 will be known. Consumers cannot predict how the MPSC will rule on its request for the recoverability of Stranded Costs, and therefore Consumers has not recorded any regulatory assets to recognize the future recovery of such costs.

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers has participated in this collaborative process.

                                                        Consumers Energy Company


In July 2003, the staff suspended further discussion while it considers possible conclusions and recommendations.

Implementation Costs: Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------
1999                  1997 & 1998               $20             $ -                  $15                    $5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               -                    8                     -
2003                         2002                 2               2              Pending               Pending
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the year 2001, the MPSC also reserved the right to review again the implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of June 30, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded a regulatory asset of $15 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers is expected to begin after the rate freeze or rate cap period has expired. As discussed below, Consumers has asked to include implementation costs through December 31, 2000 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Also, Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. In May 2003, the FERC issued an order denying MISO's request for authorization to reimburse Consumers. In June 2003, Consumers filed a petition for rehearing with the FERC and in July 2003, the FERC granted Consumers' petition for rehearing. Consumers cannot predict the amount of implementation costs the FERC will ultimately order to be reimbursed by MISO.

Securitization: In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. The application sought recovery of costs associated with Clean Air Act expenditures, previously unsecuritized Palisades expenditures, retail open access implementation costs through December 31, 2003, certain pension fund costs, and expenses associated with the issuance of the bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. Consumers believes unsecuritized Palisades expenditures should be included as a component of "net" Stranded Costs.

In the June 2003 financing order, the MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a small fraction of the amounts paid

                                                        Consumers Energy Company


by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the full service and bundled sales customers are increased under the rate design order by the MPSC in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. The financing order will become effective after rehearing and upon acceptance by Consumers.

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

Industrial Contracts: In response to industry restructuring efforts, in 1995 and 1996, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts, totaling approximately 685 MW of load, as part of its phased introduction to competition. Unless terminated or restructured, the majority of these contracts are in effect through 2005. As of June 30, 2003, contracts for 200 MW of load have terminated and outstanding contracts involve approximately 485 MW of load. Of the contracts that have terminated, 52 MW have gone to an alternative electric supplier and 148 MW have returned to bundled tariff rates. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed by the MPSC without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual electric and gas revenues. In October 2002, the MPSC denied waivers for three programs that provided approximately $32 million in gas revenues in 2001, of which $30 million relates to the appliance service plan. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. In November 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In February 2003, the Michigan Supreme Court denied the application. In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which generated $33 million in gas revenues in 2002. In February 2003, the MPSC granted an extension of the temporary waiver until December 31, 2003. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts

                                                        Consumers Energy Company


issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck down the guidelines because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct. In July 2003, legislation was introduced in the Michigan legislature that, if enacted, would clarify the application of the code of conduct in a manner that would allow Consumers to continue to offer the appliance service plan.

Energy Policy: Uncertainty exists regarding the enactment of a national comprehensive energy policy, specifically federal electric industry restructuring legislation. A variety of bills that have been introduced in the United States Congress in recent years were designed to change existing federal regulation of the industry. If the federal government enacts a comprehensive energy policy, then that legislation could potentially affect company operations and financial requirements.

Transmission: In May 2002, Consumers sold its electric transmission system for approximately $290 million to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. The pretax gain was $31 million ($26 million, net of tax). Remaining open issues are not expected to substantially impact the amount of the gain.

As a result of the sale, Consumers anticipates its after-tax earnings will be decreased by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

Under an agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system until May 1, 2007 under a contract with MTH.

Consumers is a customer of AEP and holds 400 MW of long-term transmission service reservations through the AEP transmission system. AEP has indicated its intent, and has received preliminary FERC approval, to turn control of its transmission system over to the PJM RTO. This change will require AEP wholesale transmission customers to become members of, and resubmit reservation requests to, PJM. Legislation recently enacted in Virginia, precludes Virginia utilities (including AEP) from joining an RTO until July 2004. In addition, the Kentucky Public Service Commission has denied AEP's request to transfer its assets to PJM. These developments, as well as uncertainty associated with state approvals AEP is seeking from various state regulatory bodies, raise some doubt regarding the timing of AEP's membership in PJM. Upon completion of the steps necessary for the integration of AEP into PJM, Consumers will complete the application process to join PJM as a transmission customer.

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

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 5) electric industry restructuring issues, including those described above; 6) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 7) the recovery of electric restructuring implementation costs; 8) Consumers' status as an electric transmission customer and not as an electric transmission owner/operator; 9) sufficient reserves for OATT rate refunds; 10) the effects of derivative accounting and potential earnings volatility; 11) increased costs for safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 12) potentially rising pension costs due to market losses (as discussed above in Accounting for Pension and OPEB). For further information about these trends or uncertainties, see Note 2, Uncertainties.

GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects gas deliveries, including gas full service and customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of less than one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, use of gas by independent power producers, changes in competitive and economic conditions, and the level of natural gas consumption per customer. Also, the recent significant increases in gas commodity prices may reduce gas sales by amounts which Consumers is not able to predict.

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation process with the MPSC, Consumers expects to collect all of its incurred gas costs. In June 2003, Consumers filed a reconciliation of GCR costs and revenues for the 12-month period April 2002 through March 2003. In the filing, Consumers proposed to recover from customers a net under-recovery of approximately $6 million according to a "roll-in" methodology, which incorporates the under-recovery in rates charged in the succeeding GCR year. The "roll-in" tariff provision was approved by the MPSC in a November, 2002 order.

                                                        Consumers Energy Company


Under an order issued by the MPSC in July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its gas cost recovery factor for the remainder of the current GCR plan year (August 2003 through March 2004) and to implement a quarterly ceiling price adjustment mechanism, based on a formula that tracks changes in NYMEX natural gas prices. Consistent with the terms of the settlement, the ceiling price is $6.11 per mcf. However, Consumers will use an August GCR factor of $5.56 per mcf to bill its customers.

2001 GAS RATE CASE: In June 2001, Consumers filed an application with the MPSC seeking a distribution service rate increase. In November 2002, the MPSC issued a final order approving a $56 million annual distribution service rate increase, which includes the $15 million interim increase, with an 11.4 percent authorized return on equity, for service effective November 2002. As part of this order, the MPSC approved Consumers' proposal to absorb the assets and liabilities of Michigan Gas Storage Company into Consumers' rate base and rates. This has occurred through a statutory merger of Michigan Gas Storage Company into Consumers and this is not expected to have an impact on Consumers' consolidated financial statements.

2003 GAS RATE CASE: In March 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent authorized return on equity, based on a 2004 test year. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount. In August 2003, the MPSC Staff recommended interim rate relief of $80 million be granted in this proceeding, subject to Consumers voluntarily agreeing to limit its dividends to its parent, CMS Energy, to a maximum of $190 million in any calendar year.

ENERGY-RELATED SERVICES: Consumers offers a variety of energy-related services to retail customers that focus on appliance maintenance, home safety, commodity choice, and assistance to customers purchasing heating, ventilation and air conditioning equipment. Consumers continues to look for additional growth opportunities in providing energy-related services to its customers. The ability to offer all or some of these services and other utility related revenue-generating services, which provide approximately $36 million in annual gas revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct." In July 2003, legislation was introduced in the Michigan legislature that, if enacted, would clarify the application of the code of conduct in a manner that would allow Consumers to continue to offer the appliance service plan.

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 3) future gas industry restructuring initiatives; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average consumption per residential customer; 6) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; and 7) potentially rising pension costs due to market losses (as discussed above in Accounting for Pension and OPEB). For further information about these uncertainties, see Note 2, Uncertainties.

                                                        Consumers Energy Company


OTHER OUTLOOK

See Outlook, "Liquidity and Capital Resources" and "Litigations and Regulatory Investigations" above.

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through June 30, 2003, Consumers has incurred approximately $6 million in incremental security costs, including operating, capital, and decommissioning and removal costs, mainly relating to its nuclear facilities. Consumers estimates it may incur additional incremental security costs for the last six months of 2003 of approximately $3 million, of which $2 million relates to nuclear security costs. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. In February 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

OTHER MATTERS

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: Consumers' management, with the participation of its CEO and CFO, has evaluated the effectiveness of Consumers' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Consumers' CEO and CFO have concluded that, as of the end of such period, Consumers' disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING: There have not been any changes in Consumers' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Consumers' internal control over financial reporting.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. Consumers has not created any variable interest entities in 2003. Therefore, this portion of the interpretation has no impact on its consolidated financial statements. This interpretation's consolidation requirements also apply to pre-existing entities beginning July 1, 2003. Consumers will be required to consolidate any entities that meet the requirements of this portion of the interpretation. Consumers is in the process of studying this interpretation and has yet to determine the effects, if any, on its consolidated financial statements.

Although Consumers has not determined the effect of this interpretation, it is possible that Consumers may be required to consolidate in its financial statements, the assets, liabilities and activities of the MCV Partnership. If that should occur, Consumers would have to recognize the MCV Partnership debt on its financial statements. This could negatively impact Consumers' various financial covenants under its financing agreements. As a result, Consumers may have to seek amendments to the relevant financing agreements to modify the terms of certain of these covenants in order to remove the effect of this potential consolidation or refinance the relevant debt.

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. Consumers is in the process of studying this statement, and has yet to determine the effects, if any, the statement will have on accounting for contracts entered into after June 30, 2003.

                                                        Consumers Energy Company


SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: Issued by the FASB in May 2003, this statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments within its scope as liabilities. Those instruments were previously classified as mezzanine equity. SFAS No. 150 became effective July 1, 2003.

Consumers has determined that all of its trust preferred securities fall under the scope of SFAS No. 150. These securities have fixed redemption dates and amounts and qualify as mandatorily redeemable preferred securities under SFAS No. 150. On July 1, 2003, mandatorily redeemable preferred securities totaling $490 million were reclassified from the mezzanine equity section to the liability section of Consumers' consolidated balance sheet. Beginning July 1, 2003, periodic payments will be recorded as interest expense rather than dividends. In accordance with SFAS No. 150, prior periods will not be restated. Consumers did not incur any cumulative impact due to this accounting change.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
JUNE 30                                                  2003        2002                 2003         2002
-------------------------------------------------------------------------------------------------------------
                                                                                                 In Millions
OPERATING REVENUE
Electric                                            $      603    $      631     $    1,256     $    1,240
Gas                                                        299           252          1,088            868
Other                                                       18            18             34             29
                                                    --------------------------------------------------------
                                                           920           901          2,378          2,137
-------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Operation
     Fuel for electric generation                           76            71            156            138
     Purchased power - related parties                     120           133            252            273
     Purchased and interchange power                        75            72            157            133
     Cost of gas sold                                      184           113            703            508
     Cost of gas sold - related parties                      -            31             25             62
     Other                                                 167           166            327            306
                                                    ---------------------------------------------------------
                                                           622           586          1,620          1,420
-------------------------------------------------------------------------------------------------------------

Maintenance                                                 56            48            108             98
Depreciation, depletion and amortization                    79            71            195            179
General taxes                                               24            44             83            101
                                                    ---------------------------------------------------------
                                                           781           749          2,006          1,798
-------------------------------------------------------------------------------------------------------------
OPERATING INCOME
     Electric                                               97           116            213            231
     Gas                                                    24            18            127             82
     Other                                                  18            18             32             26
                                                    --------------------------------------------------------
                                                           139           152            372            339
-------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)
     Dividends and interest from affiliates                  -             1              -              2
     Accretion expense                                      (2)           (1)            (4)            (3)
     Other, net                                              3            37             (5)            36
                                                    ---------------------------------------------------------
                                                             1            37             (9)            35
-------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
     Interest on long-term debt                             51            37             93             70
     Other interest                                          3             2              8             11
     Capitalized interest                                   (3)           (3)            (5)            (5)
                                                    ---------------------------------------------------------
                                                            51            36             96             76
-------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                  89           153            267            298
INCOME TAXES                                                37            46            105             99
                                                    ---------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                 52           107            162            199

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING, FOR
   DERIVATIVE INSTRUMENTS, NET OF $9 TAX EXPENSE
   IN 2002                                                   -            17              -             17
                                                    ---------------------------------------------------------

NET INCOME                                                  52           124            162            216
PREFERRED STOCK DIVIDENDS                                    1             -              1              1
PREFERRED SECURITIES DISTRIBUTIONS                          11            11             22             22
                                                    ---------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER
                                                    $       40    $      113     $      139     $      193
=============================================================================================================
THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CONSUMERS ENERGY COMPANY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                                               SIX MONTHS ENDED
JUNE 30                                                                                    2003             2002
----------------------------------------------------------------------------------------------------------------
In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $   162           $  216
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $3, respectively)                                       195              179
        Gain on sale of METC and other assets                                                 -              (38)
        Deferred income taxes and investment tax credit                                      74              (27)
        Loss on CMS Energy stock                                                             12                -
        Capital lease and other amortization                                                 13                8
        Undistributed earnings of related parties                                           (35)             (28)
        Cumulative effect of accounting change                                                -              (17)
        Changes in assets and liabilities
            Decrease in inventories                                                          20              128
            Decrease (increase) in accounts receivable and accrued revenue                 (124)              61
            Decrease in accounts payable                                                    (51)             (69)
            Changes in other assets and liabilities                                         (87)              22
                                                                                         -----------------------

          Net cash provided by operating activities                                         179              435
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                        (215)            (273)
  Cost to retire property, net                                                              (36)             (31)
  Investment in Electric Restructuring Implementation Plan                                   (4)              (5)
  Investments in nuclear decommissioning trust funds                                         (3)              (3)
  Proceeds from nuclear decommissioning trust funds                                          18               12
  Proceeds from sale of METC and other assets                                                15              293
                                                                                         -----------------------

          Net cash used in investing activities                                            (225)              (7)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from senior notes and bank loans, net                                          1,148              304
  Retirement of bonds and other long-term debt                                             (574)            (372)
  Increase (decrease) in notes payable, net                                                (456)            (161)
  Payment of common stock dividends                                                        (109)            (154)
  Preferred securities distributions                                                        (22)             (22)
  Payment of capital lease obligations                                                       (7)              (7)
  Payment of preferred stock dividends                                                       (1)              (1)
  Redemption of preferred securities                                                          -              (30)
  Stockholder's contribution, net                                                             -               50
                                                                                         -----------------------

          Net cash used in financing activities                                             (21)            (393)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                              (67)              35

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                    271               17
                                                                                         -----------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                      $   204           $   52
================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                            $    93           $   47
  Income taxes paid (net of refunds)                                                         29               52
  Pension and OPEB cash contribution                                                         36               83
NON-CASH TRANSACTIONS
  Other assets placed under capital leases                                              $    10           $   35
================================================================================================================
All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CONSUMERS ENERGY COMPANY
                         CONSOLIDATED BALANCE SHEETS

ASSETS                                                                   JUNE 30                          JUNE 30
                                                                            2003     DECEMBER 31             2002
                                                                     (UNAUDITED)            2002      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
PLANT (AT ORIGINAL COST)
  Electric                                                              $  7,465        $  7,523         $  7,396
  Gas                                                                      2,805           2,719            2,651
  Other                                                                       21              23               21
                                                                       ------------------------------------------
                                                                          10,291          10,265           10,068
  Less accumulated depreciation, depletion and amortization                5,307           5,900            5,822
                                                                         ----------------------------------------
                                                                           4,984           4,365            4,246
  Construction work-in-progress                                              427             548              477
                                                                        -----------------------------------------
                                                                           5,411           4,913            4,723
-----------------------------------------------------------------------------------------------------------------

INVESTMENTS
  Stock of affiliates                                                         19              22               26
  First Midland Limited Partnership                                          263             255              261
  Midland Cogeneration Venture Limited Partnership                           422             388              359
  Consumers Nuclear Services, LLC                                              2               2                2
                                                                      -------------------------------------------
                                                                             706             667              648
-----------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market     204             271               52
  Accounts receivable and accrued revenue, less allowances
   of $5, $4 and $4, respectively                                            346             236               76
  Accounts receivable - related parties                                       22              13               15
  Inventories at average cost
   Gas in underground storage                                                458             486              431
   Materials and supplies                                                     74              71               67
   Generating plant fuel stock                                                42              37               57
  Deferred property taxes                                                    103             142               99
  Regulatory assets                                                           19              19               19
  Other                                                                       89              38                9
                                                                       ------------------------------------------
                                                                           1,357           1,313              825
-----------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitized costs                                                        669             689              709
    Postretirement benefits                                                  174             185              197
    Abandoned Midland Project                                                 11              11               11
    Other                                                                    255             168              173
  Nuclear decommissioning trust funds                                        553             536              555
  Other                                                                      178             218              137
                                                                        -----------------------------------------
                                                                           1,840           1,807            1,782
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $  9,314        $  8,700         $  7,978
=================================================================================================================




STOCKHOLDER'S INVESTMENT AND LIABILITIES                                 JUNE 30                          JUNE 30
                                                                            2003     DECEMBER 31             2002
                                                                     (UNAUDITED)            2002      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CAPITALIZATION
  Common stockholder's equity
  Common stock                                                         $     841       $     841         $    841
  Paid-in capital                                                            682             682              682
  Accumulated other comprehensive loss                                      (183)           (179)              (8)
  Retained earnings since December 31, 1992                                  522             545              480
                                                                        -----------------------------------------
                                                                           1,862           1,889            1,995

  Preferred stock                                                             44              44               44
  Company-obligated mandatorily redeemable preferred securities
   of subsidiaries (a)                                                       490             490              490

  Long-term debt                                                           3,338           2,442            2,441
  Non-current portion of capital leases                                      119             116               97
                                                                        -----------------------------------------
                                                                           5,853           4,981            5,067
-----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                        40             318              225
  Notes payable                                                                1             457              255
  Accounts payable                                                           232             261              219
  Accrued taxes                                                              129             214              213
  Accounts payable - related parties                                          62              84               87
  Deferred income taxes                                                       39              25               19
  Current portion of purchase power contract                                  26              26               24
  Other                                                                      206             200              247
                                                                        -----------------------------------------
                                                                             735           1,585            1,289
-----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                      993             949              755
  Postretirement benefits                                                    597             563              230
  Regulatory liabilities for income taxes, net                               313             297              276
  Asset retirement obligations                                               363               -                -
  Other regulatory liabilities                                               155               4                -
  Deferred investment tax credit                                              87              91               94
  Power purchase agreement - MCV Partnership                                  14              27               41
  Other                                                                      204             203              226
                                                                        -----------------------------------------
                                                                           2,726           2,134            1,622
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES                         $   9,314       $   8,700         $  7,978
=================================================================================================================


(a)  See Note 3, Financings and Capitalization

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
JUNE 30                                                            2003         2002            2003        2002
-----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
COMMON STOCK
  At beginning and end of period (a)                            $   841      $   841        $   841      $   841
-----------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                            682          782            682          632
  Stockholder's contribution                                          -            -              -          150
  Return of Stockholder's contribution                                -         (100)             -         (100)
                                                                -------------------------------------------------
  At end of Period                                                  682          682            682          682
-----------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Minimum Pension Liability
    At beginning of period                                         (185)           -           (185)           -
    Minimum liability pension adjustment (b)                        (17)           -            (17)           -
                                                                -------------------------------------------------
    At end of period                                               (202)           -           (202)           -

  Investments
    At beginning of period                                            1           13              1           16
    Unrealized gain (loss) on investments (c)                         7          (18)             7          (21)
                                                                -------------------------------------------------
    At end of period                                                  8           (5)             8           (5)

  Derivative Instruments
    At beginning of period (d)                                        9           (4)             5          (12)
    Unrealized gain on derivative instruments (c)                     6            -             13            5
    Reclassification adjustments included in net income (c)          (4)           1             (7)           4
                                                                -------------------------------------------------
    At end of period                                                 11           (3)            11           (3)

Total Accumulated Other Comprehensive Income (Loss)                (183)          (8)          (183)          (8)
-----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                            535          467            545          441
  Net income                                                         52          124            162          216
  Cash dividends declared- Common Stock                             (53)        (100)          (162)        (154)
  Cash dividends declared- Preferred Stock                           (1)           -             (1)          (1)
  Preferred securities distributions                                (11)         (11)           (22)         (22)
                                                                -------------------------------------------------
    At end of period                                                522          480            522          480
-----------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                $1,862       $1,995         $1,862       $1,995
=================================================================================================================




                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
JUNE 30                                                               2003      2002            2003         2002
------------------------------------------------------------------------------------------------------------------


(a)  Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Because of the significant change in the makeup of the pension plan due to the sale of Panhandle, SFAS No. 87 required a remeasurement of the obligation at the date of sale. The remeasurement resulted in an additional charge to Accumulated Other Comprehensive Income (Loss) of approximately
     $27 million ($17 million after tax) as a result of the increase in the additional minimum pension liability.

(c)  Disclosure of Comprehensive Income:

       Minimum pension liability adjustment (b)                  $   (17)    $     -         $  (17)    $     -
       Investments
         Unrealized gain (loss) on investments, net of tax of
           $(4), $10, $(3) and $12, respectively                       7         (18)             7          (21)
       Derivative Instruments
         Unrealized gain on derivative instruments,
           net of tax of $(3), $- , $(7) and $(3), respectively        6           -             13            5
         Reclassification adjustments included in net income,
           net of tax of $2, $(1), $4 and $(2) , respectively         (4)          1             (7)           4

     Net income                                                       52         124            162          216
                                                                 -----------------------------------------------

     Total Comprehensive Income                                  $    44     $   107         $  158     $    204
                                                                 ===============================================

(d)  Included in these amounts is Consumers' proportionate share of the effects of derivative accounting related to its equity investment in the MCV
         Partnership as follows:
             At the beginning of the period                      $   11      $    (1)        $    8     $     (8)
             Unrealized gain on derivative instruments                6            1             13            6
             Reclassification adjustments included in net income     (4)           1             (8)           3
                                                                 -----------------------------------------------
           At the end of the period                              $   13      $     1         $   13     $      1
                                                                 ===============================================



THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Consumers' Form 10-K for the year ended December 31, 2002, which includes the Reports of Independent Auditors. Due to the seasonal nature of Consumers' operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

COLLECTIVE BARGAINING AGREEMENT: As of December 31, 2002, 44 percent of Consumers' workforce was represented by the Utility Workers Union of America. Consumers and the Union negotiated a collective bargaining agreement that became effective as of June 1, 2000, and will continue in full force and effect until June 1, 2005. On March 26, 2003, Consumers reached a tentative agreement with the Union for a collective bargaining agreement for its Call Center employees. The agreement was subsequently ratified by the membership and became effective April 1, 2003, and covers approximately 300 employees. The agreement will continue in full force and effect until August 1, 2005.

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

REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation and distribution of electricity. The gas segment consists of activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 2002 Form 10-K. Consumers' management has changed its evaluation of the performance of the electric and gas segments from operating income to net income available to common stockholder. The Consolidated Statements of Income show operating revenue and operating income by reportable segment. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholder by segment. Consumers classifies its equity investments as a part of the other business unit. The

                                                        Consumers Energy Company
other business unit also includes Consumers' consolidated statutory business trusts, which were created to issue preferred securities and Consumers' consolidated special purpose entity for the sale of trade receivables. The net income available to common stockholder by reportable segment is as follows:

                                                                                                          In Millions
----------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended             Six Months Ended
June 30                                                          2003               2002           2003          2002
----------------------------------------------------------------------------------------------------------------------
Net income available to common stockholder
     Electric                                                    $35               $ 84           $ 86           $134
     Gas                                                           5                  3             59             31
     Other                                                         -                 26             (6)            28
----------------------------------------------------------------------------------------------------------------------

Total Consolidated                                               $40               $113           $139           $193
======================================================================================================================

FINANCIAL INSTRUMENTS: Consumers accounts for its debt and equity investment securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of accumulated other comprehensive income and excluded from earnings, unless such changes in fair value are other than temporary. In 2002, Consumers determined that the decline in value related to its investment in CMS Energy Common Stock was other than temporary as the fair value was below the cost basis for a period greater than six months. As a result, Consumers recognized a loss on its investment in CMS Energy Common Stock through earnings of $12 million in the fourth quarter of 2002 and an additional $12 million loss in the first quarter of 2003. As of June 30, 2003, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $19 million. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. Discontinuation of SFAS No. 71 for the energy supply portion of Consumers' business resulted in Consumers reducing the carrying value of its Palisades plant-related assets, in 1999, by approximately $535 million and establishing a regulatory asset for a corresponding amount.

Since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but allowed Consumers to apply regulatory accounting treatment

                                                        Consumers Energy Company
to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 5, Implementation of New Accounting Standards, "SFAS No. 143, Accounting for Asset Retirement Obligations."

SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND
DISCLOSURE: Issued by the FASB in December 2002, this standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement were effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003. Consumers decided to voluntarily adopt the fair value based method of accounting for stock-based employee compensation effective December 31, 2002, applying the prospective method of adoption which requires recognition of all employee awards granted, modified, or settled after the beginning of the year in which the recognition provisions are first applied. The following table shows the amounts that would have been included in net income had the fair value method been applied to all awards granted in the three and six month periods ended June 30, 2002:

                                                                                                          In Millions
----------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30                                                                                       2002
----------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                                          $124
Add:  Stock-based employee compensation expense included in reported net income, net of related taxes               -
Deduct:  Total stock-based  employee  compensation expense determined under fair value based method for all
awards, net of related taxes                                                                                        -
                                                                                                                -----

Pro forma net income                                                                                             $124
======================================================================================================================
                                                                                                          In Millions
----------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                                                         2002
----------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                                          $216
Add:  Stock-based employee compensation expense included in reported net income, net of related taxes               -
Deduct:  Total stock-based  employee  compensation expense determined under fair value based method for all
awards, net of related taxes                                                                                      (1)
                                                                                                                -----

Pro forma net income                                                                                             $215
======================================================================================================================

2:   UNCERTAINTIES

Several business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric and gas operations. Such trends and uncertainties are discussed in detail below and include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or

                                                        Consumers Energy Company
expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) electric industry restructuring issues; 5) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 6) the recovery of electric restructuring implementation costs; 7) Consumers' status as an electric transmission customer and not as an electric transmission owner/operator; 8) sufficient reserves for OATT rate refunds; 9) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 10) the effects of derivative accounting and potential earnings volatility; 11) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 12) future gas industry restructuring initiatives; 13) an inadequate regulatory response to applications for requested rate increases; 14) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; and 15) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers.

SEC AND OTHER INVESTIGATIONS: As a result of the round-trip trading transactions at CMS MST, CMS Energy's Board of Directors established a Special Committee of independent directors to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has implemented, the recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within forty-five days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST made a written submission to the FERC on June 11, 2003 in compliance with the FERC's directives. On July 29, 2003, the FERC issued an order stating that CMS MST met the requirements of the FERC's April 30, 2003 order. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed as purported class actions in the United States District Court for the Eastern District of Michigan by individuals who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The companies intend to defend vigorously against this action but cannot predict the outcome of this litigation.

                                                        Consumers Energy Company
ERISA CASES: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint has been filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. Consumers cannot predict the outcome of this litigation.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air -- In 1998, the EPA issued regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA regulations in December 2002 and submitted these rules for approval to the EPA in the first quarter of 2003. The EPA has also issued additional regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the state regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of June 30, 2003, Consumers has incurred $430 million in capital expenditures to comply with the EPA regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

Consumers expects to supplement its environmental regulation compliance plan with the purchase of nitrogen oxide emissions credits for years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their price could change substantially.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek permits from the EPA. Consumers has received and responded to information requests from the EPA on this subject. Consumers believes that it has properly interpreted the requirements of "routine maintenance". If Consumers' interpretation is eventually found to be incorrect, it may be required to install additional pollution controls at some or all of its coal-fired plants.

Cleanup and Solid Waste -- Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of June 30, 2003, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

During routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB

                                                        Consumers Energy Company
material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of low-cost Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (In March 2003, Consumers filed an application with the MPSC that seeks confirmation that Consumers is in compliance with the market power test set forth in the Customer Choice Act. In June 2003, Consumers submitted a settlement of the parties to the MPSC proceeding that, when approved by the MPSC, will provide the requested confirmation); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below); 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW; 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and
9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act. In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance with item 7 above.

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

                                                        Consumers Energy Company
Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the impact of the required residential rate reduction. The Securitization orders directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold.

Consumers and Consumers Funding will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true up occurred in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze and cap period expire and an electric rate case is processed. Securitization charge collections, $25 million for the six months ended June 30 2003, and $24 million for the six months ended June 30, 2002, are remitted to a trustee for the Securitization bonds. Securitization charge collections are dedicated to the repayment of the principal and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding and can only be used for those purposes. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitized property, are not available to creditors of Consumers or CMS Energy.

In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. The application sought recovery of costs associated with Clean Air Act expenditures, previously unsecuritized Palisades expenditures, retail open access implementation costs through December 31, 2003, certain pension fund costs, and expenses associated with the issuance of the bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. Consumers believes unsecuritized Palisades expenditures should be included as a component of "net" Stranded Costs.

In the June 2003 financing order, the MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a small fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the full service and bundled sales customers are increased under the rate design order by the MPSC in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. The financing order will become effective after rehearing and upon acceptance by Consumers.

ELECTRIC PROCEEDINGS: Stranded Costs -- The Customer Choice Act allows electric utilities to recover the act's implementation costs and "net" Stranded Costs (without defining the term). The act directs the MPSC to establish a method of calculating "net" Stranded Costs and of conducting related true-up adjustments. In December 2001, the MPSC adopted a methodology which calculated "net" Stranded Costs as the shortfall between: (a) the revenue required to cover the costs associated with fixed generation assets, generation-related regulatory assets, and capacity payments associated with purchase power agreements, and (b) the revenues received from customers under existing rates available to cover the revenue requirement. The MPSC authorized Consumers to use deferred accounting to recognize the future recovery of costs determined to be

                                                        Consumers Energy Company
stranded. According to the MPSC, "net" Stranded Costs are to be recovered from retail open access customers through a Stranded Cost transition charge.

In April 2002, Consumers made "net" Stranded Cost filings with the MPSC for $22 million for 2000 and $43 million for 2001. Consumers in its hearing brief, filed in August 2002, revised its request for Stranded Costs to $7 million for 2000 and $4 million for 2001. The single largest reason for the difference in the filing was the exclusion, as ordered by the MPSC, of all costs associated with expenditures required by the Clean Air Act. As discussed above in "Securitization", Consumers filed a request with the MPSC for authority to issue Securitization bonds that would allow recovery of the Clean Air Act expenditures that were excluded from the Stranded Cost calculation.

In December 2002, the MPSC issued an order finding that Consumers experienced zero "net" Stranded Costs in 2000 and 2001, but declined to resolve numerous issues regarding the "net" Stranded Cost methodology in a way that would allow a reliable prediction of the level of Stranded Costs for 2002 and future years. In January 2003, Consumers filed a petition for rehearing of the December 2002 Stranded Cost order in which it asked the MPSC to grant a rehearing and revise certain features of the order. Several other parties have also filed rehearing petitions with the MPSC. Consumers has also initiated an appeal at the Michigan Court of Appeals related to the MPSC's December 2001 "net" Stranded Cost order.

In March 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and previously unsecuritized Palisades expenditures were approved as proposed in its securitization case as discussed above in "Securitization", then Consumers' "net" Stranded Costs incurred in 2002 are approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million.

In June 2003, the MPSC issued a financing order in the securitization case, authorizing the issuance of Securitization bonds in the amount of approximately $554 million. Included in this amount were Clean Air Act expenditures. However, the MPSC rejected previously unsecuritized Palisades expenditures as eligible securitized costs. As a result, the previously unsecuritized Palisades expenditures should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC. With the inclusion of the previously unsecuritized Palisades expenditures, Consumers' "net" Stranded Costs incurred in 2002 are estimated to be approximately $50 million.

In July 2003, Consumers filed a petition for rehearing and clarification on a number of features in the MPSC's financing order on securitization. Once a final financing order by the MPSC on securitization is issued, the amount of Consumers' request for "net" Stranded Cost recovery for 2002 will be known. Consumers cannot predict how the MPSC will rule on its request for the recoverability of Stranded Costs, and therefore Consumers has not recorded any regulatory assets to recognize the future recovery of such costs.

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers has participated in this collaborative process. In July 2003, the staff suspended further discussion while it considers possible conclusions and recommendations.

Implementation Costs -- Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                        Consumers Energy Company

                                                                                                   In Millions
--------------------------------------------------------------------------------------------------------------
Year Filed          Year Incurred         Requested         Pending              Allowed            Disallowed
--------------------------------------------------------------------------------------------------------------

1999                  1997 & 1998              $ 20            $  -                 $ 15                   $ 5
2000                         1999                30               -                   25                     5
2001                         2000                25               -                   20                     5
2002                         2001                 8               -                    8                     -
2003                         2002                 2               2              Pending               Pending
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the orders received for the year 2001, the MPSC also reserved the right to review again the implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of June 30, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded a regulatory asset of $15 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers is expected to begin after the rate freeze or rate cap period has expired. As discussed above, Consumers has asked to include implementation costs through December 31, 2000 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Also, Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. In May 2003, the FERC issued an order denying MISO's request for authorization to reimburse Consumers. In June 2003, Consumers filed a petition for rehearing with the FERC and in July 2003, the FERC granted Consumers' petition for rehearing. Consumers cannot predict the amount of implementation costs the FERC will ultimately order to be reimbursed by MISO.

Transmission Rates -- In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the FERC's finally approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers believes its reserve is sufficient to satisfy its refund obligation. As of July 2003, Consumers had paid $27 million in refunds.

Other Rate Proceedings -- In November 2002, the MPSC, upon its own motion, commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property tax multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the electric rate freeze that is currently in effect, and may otherwise be unlawful. In May 2003, the MPSC determined that it would not pursue changes in rates for all gas and electric utilities as a result of reductions in personal property taxes since these cost reductions will be address in rate case filings by individual utilities.

                                                        Consumers Energy Company
TRANSMISSION: In May 2002, Consumers sold its electric transmission system for approximately $290 million to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. The pretax gain was $31 million ($26 million, net of tax). Remaining open issues are not expected to materially impact the amount of the gain.

As a result of the sale, Consumers anticipates its after-tax earnings will be decreased by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

Under an agreement with MTH, and subject to certain additional RTO surcharges, transmission rates charged to Consumers are fixed by contract at current levels through December 31, 2005, and subject to FERC ratemaking thereafter. MTH has completed the capital program to expand the transmission system's capability to import electricity into Michigan, as required by the Customer Choice Act, and Consumers will continue to maintain the system until May 1, 2007 under a contract with MTH.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. In recent years, Consumers has planned for a reserve margin of approximately 15 percent from a combination of its owned electric generating plants and electricity purchase contracts or options, as well as other arrangements. However, in light of various factors, including the addition of new generating capacity in Michigan and throughout the Midwest region and additional transmission import capability, Consumers is continuing to evaluate the appropriate reserve margin for 2003 and beyond. Currently, Consumers has an estimated reserve margin of approximately 11 percent for summer 2003 or supply resources equal to 111 percent of projected summer peak load. Of the 111 percent, approximately 101 percent is met from owned electric generating plants and long-term power purchase contracts and 10 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of July 2003, alternative electric suppliers are providing 575 MW of generation supply to ROA customers. Consumers' reserve margin does not include generation being supplied by other alternative electric suppliers under the ROA program.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of June 30, 2003, Consumers had purchased or had commitments to purchase electric call option and capacity and energy contracts covering the estimated reserve margin requirements for 2003, and partially covering the estimated reserve margin requirements for 2004 through 2007. As a result, Consumers has a recognized asset of $26 million for unexpired call options and capacity and energy contracts. The total cost of electricity call option and capacity and energy contracts for 2003 is expected to be approximately $10 million.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost for fuel, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process, and would not grant adjustment of customer rates through 2001. As a result of the rate freeze imposed by the Customer Choice

                                                        Consumers Energy Company
Act, the current rates will remain in effect until at least December 31, 2003 and, therefore, the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

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

Consumers' consolidated retained earnings include undistributed earnings from the MCV Partnership, which at June 30, 2003 and 2002 are $243 million and $213 million, respectively.

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended          Six Months Ended
June 30                                                                  2003       2002            2003      2002
------------------------------------------------------------------------------------------------------------------

Operating revenue                                                         $18        $18             $34       $27
Operating taxes and other                                                  14          6              19         9
                                                                         -----------------------------------------

Income before cumulative effect of accounting change                        4         12              15        18

Cumulative effect of change in method of accounting for
  derivatives, net of $9 million tax expense (a)                            -         17               -        17
                                                                         -----------------------------------------

Net income                                                                $ 4        $29             $15       $35
==================================================================================================================

Summarized Statements of Income for the MCV Partnership

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended          Six Months Ended
June 30                                                                  2003       2002            2003      2002
------------------------------------------------------------------------------------------------------------------

Operating revenue                                                        $142       $146            $295      $295
Operating expenses                                                         84         89             184       198
                                                                        ------------------------------------------

Operating income                                                           58         57             111        97
Other expense, net                                                         29         30              57        59
                                                                        ------------------------------------------

Income before cumulative effect of accounting change                       29         27              54        38

Cumulative effect of change in method of accounting for
  derivative option contracts (a)                                           -         58               -        58
                                                                        ------------------------------------------

Net income                                                               $ 29       $ 85            $ 54      $ 96
==================================================================================================================

(a) On April 1, 2002, the MCV Partnership implemented Derivative Implementation Group Issue C-16, an interpretation of SFAS No. 133. The MCV Partnership began accounting for several natural gas contracts

                                                        Consumers Energy Company
containing an option component at fair value. As a result, a cumulative effect adjustment for the change in accounting principle was recorded as an increase to earnings.

Power Supply Purchases from the MCV Partnership -- Consumers' annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the term of the PPA ending in 2025. The PPA requires Consumers to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh and a fixed energy charge, and also to pay a variable energy charge based primarily on Consumers' average cost of coal consumed for all kWh delivered. Since January 1, 1993, the MPSC has permitted Consumers to recover capacity charges averaging 3.62 cents per kWh for 915 MW, plus a substantial portion of the fixed and variable energy charges. Since January 1, 1996, the MPSC has also permitted Consumers to recover capacity charges for the remaining 325 MW of contract capacity with an initial average charge of 2.86 cents per kWh increasing periodically to an eventual 3.62 cents per kWh by 2004 and thereafter. However, due to the current freeze of Consumers' retail rates that the Customer Choice Act requires, the capacity charge for the 325 MW is now frozen at 3.17 cents per kWh. Recovery of both the 915 MW and 325 MW portions of the PPA are subject to certain limitations discussed below. After September 2007, the PPA's regulatory out terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. The remaining after-tax present value of the estimated future PPA liability associated with the loss totaled $26 million at June 30, 2003 and $42 million at June 30, 2002. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

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

Under Michigan's electric restructuring law, Consumers will return to unfrozen rates beginning January 1, 2004, including the resumption of the PSCR process. Under the process, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. Recovery of capacity and fixed energy charges will be subject to certain rate caps as discussed in Note 2, Uncertainties, "Electric Rate Matters -- Electric Restructuring." For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum 98.5 percent level during the next five years, Consumers' after-tax cash underrecoveries associated with the PPA could be as follows:

                                                        Consumers Energy Company

                                                                                                        In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                           2003      2004    2005     2006     2007
--------------------------------------------------------------------------------------------------------------------

Estimated cash underrecoveries at 98.5%, net of tax                         $37       $36     $36      $36      $25

Amount to be charged to operating expense, net of tax                       $18       $18     $36      $36      $25
Amount to be charged to PPA liability, net of tax                           $19       $18      $-       $-       $-

====================================================================================================================

As previously noted, the PPA requires Consumers to pay capacity costs based on the MCV Facility's actual availability up to the 98.5 percent cap. Prior to 1998, Consumers was only allowed to recover MCV capacity costs that were associated with actual energy deliveries (subject to certain caps established by the MPSC). This recovery method essentially required Consumers to dispatch the MCV Facility on a full-time basis, regardless of the overall cost compared to other sources available to Consumers. Consistent with the initial PSCR freeze, in the first quarter of 1998, Consumers began economically dispatching the MCV Facility by scheduling deliveries on an economic basis. Consumers has continued to economically dispatch the MCV Facility as a result of the overall rate freeze implemented consistent with Public Acts 141 and 142. When Consumers returns to the PSCR, beginning in January 2004, current MPSC orders will again only allow Consumers to recover capacity charges from customers based on actual energy deliveries up to the caps. Compared to periods under the rate freeze, the return to full-time dispatch of the MCV Facility could have the effect of reducing the earnings of CMS Midland via its ownership interest in the MCV Partnership. This would be the result of MCV Partnership earnings being negatively impacted by the relationship of higher fuel costs resulting from higher generation levels and changing natural gas prices, compared to the MCV Partnership's recovery of fuel costs, which is, in large part, based on costs associated with Consumers' coal plants.

Consumers is exploring possible alternatives that would allow Consumers to continue dispatching the MCV Facility on an economic basis in 2004 and beyond, without increasing costs to customers or impairing future earnings. Any changes regarding the recovery of MCV capacity costs would require MPSC approval. Consumers cannot predict the outcome of this issue.

In February 1998, the MCV Partnership appealed the January 1998 and February 1998 MPSC orders related to electric utility restructuring. At the same time, MCV Partnership filed suit in the United States District Court in Grand Rapids seeking a declaration that the MPSC's failure to provide Consumers and MCV Partnership a certain source of recovery of capacity payments after 2007 deprived MCV Partnership of its rights under PURPA. In July 1999, the district court granted MCV Partnership's motion for summary judgment. The district court permanently prohibited enforcement of the restructuring orders in any manner that denies any utility the ability to recover amounts paid to qualifying facilities such as the MCV Facility or that precludes the MCV Partnership from recovering the avoided cost rate. The MPSC appealed the court's order to the 6th Circuit Court of Appeals in Cincinnati. In June 2001, the 6th circuit court overturned the lower court's order and dismissed the case against the MPSC. The appellate court determined that the case was premature and concluded that the qualifying facilities needed to wait until 2008 for an actual factual record to develop before bringing claims against the MPSC in federal court.

NUCLEAR MATTERS: Significant progress continues to be made in the decommissioning of Big Rock. Following the successful load out of spent fuel into dry storage (see below under Spent Nuclear Fuel Storage) the spent fuel storage racks were removed and disposed of and the Spent Fuel Pool cleaned and drained. The reactor vessel closure head was shipped for disposal in May 2003 and preparations are in the advanced stage for the removal and shipment of the reactor vessel in the fall of 2003. The License Termination Plan was submitted to the NRC staff for review in April 2003. System dismantlement and building demolition continue on a

                                                        Consumers Energy Company
schedule to return the 560-acre site to a natural setting for unrestricted use in early 2006. The NRC and Michigan Department of Environmental Quality continue to find that all decommissioning activities are being performed in accordance with applicable regulatory and license requirements.

In February 2003, the NRC completed its end-of-cycle plant performance assessment of Palisades. The end-of-cycle review for Palisades covered the 2002 calendar year. The NRC determined that Palisades was operated in a manner that preserved public health and safety and fully met all cornerstone objectives. Based on the plant's performance, only regularly scheduled inspections are planned through March 2004. The NRC noted that it is planning inspections of the new independent spent fuel storage facility, as needed during construction activities along with routine inspections for the new security requirements.

Spent Nuclear Fuel Storage: During the fourth quarter of 2002, equipment fabrication, assembly and testing was completed at Big Rock on NRC-approved transportable steel and concrete canisters or vaults, commonly known as "dry-casks." Spent fuel was then loaded into the dry casks from the fuel pool and transported to the temporary onsite storage pad. A total of seven dry casks have been loaded with spent fuel. These transportable dry casks will remain onsite until the DOE moves the material to a permanent national fuel repository.

At Palisades, the amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary onsite storage pool capacity. Consequently, Consumers is using dry casks for temporary onsite storage. As of June 30, 2003, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks onsite, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 31, 1998. Subsequent U.S. Court of Appeals litigation in which Consumers and certain other utilities participated has not been successful in producing more specific relief for the DOE's failure to comply.

In July 2000, the DOE reached a settlement agreement with one utility to address the DOE's delay in accepting spent fuel. The DOE may use that settlement agreement as a framework that it could apply to other nuclear power plants. However, certain other utilities challenged the validity of the mechanism for funding the settlement in an appeal, and the reviewing court sustained their challenge. Additionally, there are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent fuel. A number of utilities, including Consumers, which filed its complaint in December 2002, have commenced litigation in the Court of Claims. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002 against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law. However, there is no assurance that the litigation against the DOE will be successful.

As of June 30, 2003, Consumers has a recorded liability to the DOE of $138 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of interest.

In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation submitted a complaint to the MPSC, which was served on Consumers by the MPSC in April 2003. The complaint asks the MPSC to commence a generic investigation and contested case

                                                        Consumers Energy Company
to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, including establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. In May 2003, Consumers and the other named utilities each filed a motion to dismiss the complaint. Consumers is unable to predict the outcome of this matter.

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

Palisades Plant Operations: In March 2002, corrosion problems were discovered in the reactor head at an unaffiliated nuclear power plant in Ohio. As a result, the NRC requested that all United States nuclear plants utilizing pressurized water reactors provide reports detailing their reactor head inspection histories, design capabilities and future inspection plans. In response to the issues identified at this and other nuclear plants worldwide, a bare metal visual inspection was completed on the Palisades reactor vessel head during the spring 2003 refueling outage. No indication of leakage was detected on any of the 54 penetrations. Consumers will continue to comply with the more aggressive reactor head inspection requirements in future planned outages at Palisades.

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

Consumers maintains nuclear liability insurance for injuries and off-site property damage resulting from the nuclear hazard at Palisades for up to approximately $9.5 billion (effective August 20, 2003, $11 billion), the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. The Price-Anderson Act was recently extended to December 31, 2003. Part of the Price-Anderson Act's financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any of such facilities. The maximum assessment against Consumers could be $88 million per occurrence (effective August 20, 2003, $101 million), limited to maximum annual installment payments of $10 million. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, Consumers remains responsible for a maximum assessment of up to $6.3 million. The Big Rock plant remains insured for nuclear liability by a combination of insurance and United States government indemnity totaling $544 million.

Insurance policy terms, limits and conditions are subject to change during the year as Consumers renews its policies.

                                                        Consumers Energy Company
GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward closure of environmental issues at sites as studies are completed. Consumers has estimated its costs related to investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. The estimated total costs are between $82 million and $113 million; these estimates are based on discounted 2001 costs and follow EPA recommended use of discount rates between three and seven percent for this type of activity. Consumers expects to fund a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of June 30, 2003, Consumers has an accrued liability of $48 million, net of $34 million of expenditures incurred to date, and a regulatory asset of $68 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

The MPSC, in its November 2002, gas distribution rate order, authorized Consumers to continue to recover approximately $1 million of manufactured gas plant facilities environmental clean-up costs annually. Consumers defers and amortizes, over a period of 10 years, manufactured gas plant facilities environmental clean-up costs above the amount currently being recovered in rates. Additional rate recognition of amortization expense cannot begin until after a prudency review in a gas rate case. The annual amount that the MPSC authorized Consumers to recover in rates will continue to be offset by $2 million to reflect amounts recovered from all other sources.

GAS RATE MATTERS

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation process with the MPSC, Consumers expects to collect all of its incurred gas costs. On June 30, 2003, Consumers filed a reconciliation of GCR costs and revenues for the 12-month period April 2002 through March 2003. In the filing, Consumers proposed to recover from customers a net under-recovery of approximately $6 million according to a roll-in methodology, which incorporates the under-recovery in rates charged in the succeeding GCR year. The roll-in tariff provision was approved by the MPSC in a November, 2002 order.

Under an order issued by the MPSC in July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its gas cost recovery factor for the remainder of the current GCR plan year (August 2003 through March 2004) and to implement a quarterly ceiling price adjustment mechanism, based on a formula that tracks changes in NYMEX natural gas prices. Consistent with the terms of the settlement, the current ceiling price is $6.11 per mcf. However, Consumers will utilize an August GCR factor of $5.56 per mcf to bill its customers.

2003 GAS RATE CASE: In March 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which include a 13.5 percent authorized return on equity, based on a 2004 test year. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount. In August 2003, the MPSC Staff recommended interim rate relief of $80 million be granted in this proceeding, subject to Consumers voluntarily agreeing to limit its dividends to its parent, CMS Energy, to a maximum of $190 million in any calendar year.

                                                        Consumers Energy Company
PROPERTY TAX MULTIPLIER: In November 2002, the MPSC upon its own motion commenced a contested proceeding requiring each utility to give reason as to why its rates should not be reduced to reflect new personal property tax multiplier tables, and why it should not refund any amounts that it receives as refunds from local governments as they implement the new multiplier tables. Consumers responded to the MPSC that it believes that refunds would be inconsistent with the November 7, 2002 gas rate order in case U-13000, with the Customer Choice Act, and may otherwise be unlawful. In May 2003, the MPSC determined that it would not pursue changes in rates for all gas and electric utilities as a result of reductions in personal property taxes since these cost reductions will be addressed in rate case filings by individual utilities.

OTHER UNCERTAINTIES

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through June 30, 2003, Consumers has incurred approximately $6 million in incremental security costs, including operating, capital, and decommissioning and removal costs, mainly relating to its nuclear facilities. Consumers estimates it may incur additional incremental security costs for the last six months of 2003 of approximately $3 million, of which $2 million relates to nuclear security costs. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. In February 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

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

3:   FINANCINGS AND CAPITALIZATION

REGULATORY AUTHORIZATION FOR FINANCINGS: At June 30, 2003, Consumers had FERC authorization to issue or guarantee through June 2004, up to $1.1 billion of short-term securities outstanding at any one time. In June 2003, the FERC granted Consumers' request to issue an additional $1.1 billion outstanding at any one time of first mortgage bonds to act solely as collateral for short-term securities. In June 2003, the FERC also granted Consumers' request for an increase in its authorization for long-term debt. At June 30, 2003, Consumers had remaining FERC authorization to issue through June 2004 up to $1.0 billion of long-term securities for refinancing or refunding purposes, $760 million for general corporate purposes, and $2.06 billion of first mortgage bonds to be issued solely as collateral for the long-term securities. These amounts include the June 2003 increase in FERC authorization. In October 2002, FERC granted a waiver of its competitive

                                                        Consumers Energy Company
bid/negotiated placement requirements applicable to the remaining long-term securities authorization indicated above.

SHORT-TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds, this debt facility was paid down and had a zero balance outstanding at June 30, 2003. The cost of the facility is LIBOR plus 350 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. The prior facility was due to expire in July 2003. At June 30, 2003, a total of $1 million was outstanding on all short-term financings at a weighted average interest rate of 3.17 percent, compared with $255 million outstanding at June 30, 2002 at a weighted average interest rate of 2.6 percent.

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

The revolving credit facility and the term loan mentioned above have contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

                                                                    Limitation              Ratio at June 30, 2003
==================================================================================================================
Debt to Capital Ratio (a)(b)                        Not more than 0.65 to 1.00                        0.57 to 1.00
Interest Coverage Ratio - Revolver(a)(b)            Not less than 2.00 to 1.00                        3.83 to 1.00
Interest Coverage Ratio - Term Loan(a)(b)           Not less than 2.00 to 1.00                        3.98 to 1.00
===================================================================================================================

(a) Violation of this ratio would constitute an event of default under the facility which provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) The terms of the credit facilities provide for the exclusion of securitization bonds in the calculation of the debt to capital ratio.

Consumers is subject to covenants in its financing agreements that could limit its ability to incur additional indebtedness. Consumers has agreed in several of its financing agreements to maintain specified levels of cash coverage of its interest requirements and to not allow its indebtedness to exceed specified levels of its consolidated capitalization (the "Debt Percentage Tests"). Consumers is in compliance with these requirements as of the most recent measurement date, June 30, 2003. These covenants make use of both generally accepted accounting principles and defined contractual terms in specifying how the relevant calculations are made. After giving effect to the adoption of SFAS No. 150 regarding the balance sheet classification of its Trust Preferred Securities and to expected future use of its revolving credit facilities, Consumers currently estimates that its ratio of indebtedness to total capitalization at the end of the third and fourth quarters of 2003 will still comply with the Debt Percentage Tests but will approach the limits specified in some of the Debt Percentage Tests. Consumers plans to seek amendments to the relevant financing agreements to modify the terms of the Debt Percentage Tests in order to, among other things, remove the effect of the adoption of SFAS No. 150, regarding Trust Preferred Securities on the calculations. Consumers believes that it will receive the necessary consents of its lenders to these amendments. However, it is possible that if Consumers does not receive the necessary amendments and fails to be in compliance with some of the Debt Percentage Tests such failure could constrain its ability to access its revolving credit or accounts receivable sales facilities, or to incur additional indebtedness, and could also result in defaults under one or more of these agreements.

FIRST MORTGAGE BONDS: In April 2003, Consumers sold $625 million principal amount of first mortgage bonds in a private offering to institutional investors; $250 million were issued at an interest rate of 4.25 percent, maturing in April 2008, and net proceeds were approximately $248 million, $375 million were issued at an interest rate of 5.375 percent, maturing in April 2013, and net proceeds were approximately $371 million. Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that included paying down additional debt. The $32 million option call payment was deferred and is being amortized to interest expense over the term of the replacement debt in accordance with SFAS No. 71. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933. Consumers has agreed to file this registration statement by December 26, 2003.

In May 2003, Consumers sold $250 million principal amount of first mortgage bonds in a private offering to institutional investors; the bonds were issued at an interest rate of 4.00 percent, maturing in May 2010, and net proceeds were approximately $247 million. Consumers used the net proceeds to pay down existing debt. Consumers has agreed to file a registration statement with the SEC to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

                                                        Consumers Energy Company
Consumers has agreed to file this registration statement by December 26, 2003.

Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Consumers' ability to issue and sell securities is restricted by certain provisions in its first mortgage bond Indenture, its articles of incorporation and the need for regulatory approvals to meet appropriate federal law.

MANDATORILY REDEEMABLE PREFERRED SECURITIES: Consumers has wholly owned statutory business trusts that are consolidated within its financial statements. Consumers created these trusts for the sole purpose of issuing Trust Preferred Securities. The primary asset of the trusts is a note or debenture of Consumers. The terms of the Trust Preferred Security parallel the terms of the related Consumers' note or debenture. The term, rights and obligations of the Trust Preferred Security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, Consumers' guarantee of the related Trust Preferred Security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and Trust Preferred Security constitute a full and unconditional guarantee by Consumers of the trust's obligations under the Trust Preferred Security. In addition to the similar provisions previously discussed, specific terms of the securities follow. The classification of these securities will be impacted by the new accounting standard SFAS No. 150. For further information see Note 5, Implementation of New Accounting Standards.

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                                         Earliest
Trust and Securities                                  Rate     Amount Outstanding       Maturity        Redemption
------------------------------------------------------------------------------------------------------------------
June 30                                                         2003       2002                            Year
------------------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
     Trust Originated Preferred Securities          8.36%        $70        $70          2015              2000
Consumers Energy Company Financing II,
     Trust Originated Preferred Securities          8.20%        120        120          2027              2002
Consumers Energy Company Financing III,
     Trust Originated Preferred Securities          9.25%        175        175          2029              2004
Consumers Energy Company Financing IV,
     Trust Preferred Securities                     9.00%        125        125          2031              2006
                                                               -----------------------

Total                                                           $490       $490
=====================================================================================================================

OTHER: In April 2003, Consumers ended its trade receivables sales program with its existing purchaser. During May 2003, a new trade receivables program was put in place with a different purchaser. As a result of changing purchasers, Consumers established a new subsidiary, Consumers Receivables Funding II. This consolidated subsidiary was established as a special purpose entity in order to properly reflect the sale of receivables from Consumers to Consumers Receivables Funding II, through to the purchaser, an unrelated third party. The program's maximum receivable sale amount of $325 million remains unchanged. Consumers also will continue to retain servicing responsibilities for the trade receivables sold, however, the purchaser of the trade receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the sale of trade receivables and Consumers retains no interest in the receivables sold. Accounts receivable and accrued revenue in the Consolidated Balance Sheet have been reduced to reflect trade receivables sold. At June 30 receivables sold under the program totaled $50 million in 2003 and $311 million in 2002.

DIVIDEND RESTRICTIONS: Under the provisions of its articles of incorporation, Consumers had $380 million of unrestricted retained earnings available to pay common dividends at June 30, 2003. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. In January 2003, Consumers declared and paid a $78 million common dividend. In March 2003, Consumers

                                                        Consumers Energy Company


declared a $31 million common dividend which was paid in May 2003. In June 2003, Consumers declared a $53 million common dividend payable in August 2003.

For information on the potential cap on common dividends payable included in the MPSC Securitization order see, Electric Rate Matters, "Electric Restructuring - Securitization." Also, for information on the potential cap on common dividends payable included in the MPSC Staff's recommendation in Consumers' 2003 gas rate case see, Gas Business Outlook, "2003 Gas Rate Case."

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

Following is a general description of Consumers' guarantees as required by this
Interpretation:

June 30, 2003                                                                                              In Millions
-----------------------------------------------------------------------------------------------------------------------
                                                   Issue        Expiration    Maximum        Carrying         Recourse
Guarantee Description                              Date         Date          Obligation     Amount       Provision(a)
-----------------------------------------------------------------------------------------------------------------------
Standby letters of credit                          Various      Various               $7           $-               $-
Surety bonds                                       Various      Various                8            -                -
Nuclear insurance retrospective premiums           Various      Various              120            -                -
=======================================================================================================================

(a) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

Following is additional information regarding Consumers' guarantees:

June 30, 2003
----------------------------------------------------------------------------------------------------------------------
                                                                                 Events That Would Require
Guarantee Description                   How Guarantee Arose                      Performance
----------------------------------------------------------------------------------------------------------------------
Standby letters of credit               Normal operations of coal power plants   Noncompliance with environmental
                                                                                 regulations
                                        Self-insurance requirement               Nonperformance
Surety bonds                            Normal operating activity,  permits and  Nonperformance
                                        license
Nuclear insurance retrospective         Normal operations of nuclear plants      Call by NEIL and Price Anderson Act
premiums                                                                         for nuclear incident
----------------------------------------------------------------------------------------------------------------------

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

                                                        Consumers Energy Company

                                                                                                       In Millions
-------------------------------------------------------------------------------------------------------------------
June 30                                                          2003                           2002
-------------------------------------------------------------------------------------------------------------------
                                                      Cost      Fair    Unrealized   Cost      Fair     Unrealized
Available for sale securities                                  Value          Gain            Value    Gain (Loss)
-------------------------------------------------------------------------------------------------------------------
Common stock of CMS Energy(a)                          $10       $19            $9     $35      $26          $(9)
SERP                                                    17        20             3      19       20             1
Nuclear decommissioning investments(b)                 453       553           100     465      555            90
===================================================================================================================

(a) Consumers recognized a $12 million loss on this investment in 2002 and an additional $12 million loss in the first quarter of 2003 because the loss was other than temporary, as the fair value was below the cost basis for a period greater than six months. As of June 30, 2003, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $19 million.

(b) On January 1, 2003, Consumers adopted SFAS No. 143 and began classifying its unrealized gains and losses on nuclear decommissioning investments as regulatory liabilities. Consumers previously classified these investments in accumulated depreciation.

At June 30, 2003, the carrying amount of long-term debt was $3.3 billion and at June 30, 2002, $2.4 billion, and the fair values were $3.5 billion and $2.4 billion, respectively. For held-to-maturity securities and related-party financial instruments, see Note 1.

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

Contracts used to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. SFAS No. 133 requires Consumers to recognize at fair value all contracts that meet the definition of a derivative instrument on the balance sheet as either assets or liabilities. The standard also requires Consumers to record all changes in fair value directly in earnings, or accumulated other comprehensive income if the derivative meets certain qualifying cash flow hedge criteria. In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated

                                                        Consumers Energy Company
early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. Consumers determines fair value based upon quoted market prices. The ineffective portion, if any, of all hedges is recognized in earnings.

The majority of Consumers' contracts are not subject to derivative accounting because they qualify for the normal purchases and sales exception of SFAS No.
133. Derivative accounting is required, however, for certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk.

The following table reflects the fair value of contracts requiring derivative accounting:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
June 30                                                              2003                                     2002
-------------------------------------------------------------------------------------------------------------------
                                                                     Fair                                     Fair
Derivative Instruments                                Cost          Value                   Cost             Value
-------------------------------------------------------------------------------------------------------------------
Electric - related contracts                            $8            $ -                    $19               $ 2
Gas contracts                                            2              1                      -                 2
Interest rate risk contracts                             -              -                      -                (2)
Derivative contracts associated with Consumers'
  equity investment in the MCV Partnership               -             20                      -                 2
===================================================================================================================

The fair value of all derivative contracts, except the fair value of derivative contracts associated with Consumers' equity investment in the MCV Partnership, is included in either Other Assets or Other Liabilities on the Balance Sheet. The fair value of derivative contracts associated with Consumers' equity investment in the MCV Partnership is included in Investments - Midland Cogeneration Venture Limited Partnership on the Balance Sheet. April 1, 2002, the MCV Partnership changed its accounting for derivatives, see Note 2, Uncertainties, Other Electric Uncertainties, The Midland Cogeneration Venture.

ELECTRIC CONTRACTS: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. As of June 30, 2003, Consumers recorded on the balance sheet those unexpired purchased electric call option contracts that are subject to derivative accounting at a fair value of $413 thousand. These contracts will expire in the third quarter of 2003.

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

Consumers' electric business also uses gas option and swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that are used to offset increases in the price of potential gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs. As of June 30, 2003, gas fuel for generation call option contracts had a fair value that is not significant. As of June 30, 2002, gas fuel for generation swap contracts had a fair value of $1 million. These contracts expired in December 2002.

                                                        Consumers Energy Company

For the three and six months ended June 30, 2003, Consumers recorded an unrealized gain in accumulated other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership of $2 million and $5 million, net of tax, respectively. As of June 30, 2003, the cumulative total of unrealized gains recorded in other accumulated comprehensive income related to Consumers' proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership is $13 million, net of tax. Consumers expects to reclassify this gain, if this value remains, as an increase to other operating revenue during the next 12 months.

GAS CONTRACTS: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. During 2002, some of the fixed price gas supply contracts and the weather-based gas call options and gas put options required derivative accounting. The fixed price gas supply contracts requiring derivative accounting expired in October 2002. As of June 30, 2003, weather-based gas call options and gas put options requiring derivative accounting had a net fair value of $1 million. The original cost of the options was a net $2 million. Consumers recorded an unrealized loss of $1 million associated with these options directly in earnings as part of other income, and then directly offset this loss and recorded it on the balance sheet as a regulatory asset. Any subsequent changes in fair value will be recorded in a similar manner.

INTEREST RATE RISK CONTRACTS: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers will record any change in the fair value of these contracts in accumulated other comprehensive income unless the swaps are sold. As of June 30, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable-rate debt. This swap expired in June 2003. As of June 30, 2002, this interest rate swap had a negative fair value of $2 million.

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

5:   IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: Beginning January 2003, companies must comply with SFAS No. 143. The standard requires companies to record the fair value of the legal obligations related to an asset retirement in the period in which it is incurred. Consumers has determined that it has legal asset retirement obligations, particularly in regard to its nuclear plants.

Prior to adoption of SFAS No. 143, Consumers classified the removal cost liability of assets included in the scope of SFAS No. 143 as part of the reserve for accumulated depreciation. For these assets, the removal cost of $448 million which was classified as part of the reserve at December 31, 2002, was reclassified in January 2003, in part, as: 1) a $364 million ARO liability; 2) a $134 million regulatory liability; 3) a $42 million regulatory asset; and 4) a $7 million net increase to property, plant, and equipment as prescribed by SFAS No. 143. As required by SFAS No. 71 for regulated entities, Consumers is reflecting a regulatory asset and liability instead of a cumulative effect of a change in accounting principle.

                                                        Consumers Energy Company

The fair value of ARO liabilities has been calculated using an expected present value technique. This technique reflects assumptions, such as costs, inflation, and profit margin that third parties would consider in order to take on the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in Consumers' ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium were assumed, Consumers' ARO liability would be $381 million.

If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, transmission and distribution assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of a retirement date, therefore no liability has been recorded for these assets. No liability has been recorded for assets that have an insignificant cumulative disposal cost, such as substation batteries. The initial measurement of the ARO liability for Consumers' Palisades Nuclear Plant and Big Rock Nuclear Plant is based on decommissioning studies, which are based largely on third party cost estimates.

The following table is a general description of the AROs and their associated long-lived assets.

June 30, 2003                                                                                           In Millions
-------------------------------------------------------------------------------------------------------------------
                                              In Service                                                      Trust
ARO Description                                     Date          Long Lived Assets                            Fund
-------------------------------------------------------------------------------------------------------------------
Palisades - decommission plant site                 1972          Palisades nuclear plant                      $ 455
Big Rock - decommission plant site                  1962          Big Rock nuclear plant                          97
JHCampbell intake/discharge water line              1980          Plant intake/discharge water line
Closure of coal ash disposal areas               Various          Generating plants coal ash areas
Closure of wells at gas storage fields           Various          Gas storage fields
Indoor gas services equipment relocations        Various          Gas meters located inside structures
====================================================================================================================

The following table is a reconciliation of the carrying amount of the AROs.

June 30, 2003                                                                                           In Millions
-------------------------------------------------------------------------------------------------------------------
                                   Pro forma        ARO Liability                                               ARO
                               ARO liability -----------------------------                  Cash flow     liability
ARO                                   1/1/02    1/1/03  Incurred   Settled    Accretion     Revisions       6/30/03
-------------------------------    --------- ----------------------------------------------------------------------
Palisades - decommission                $232      $249     $   -      $  -          $ 9          $   -         $258
Big Rock - decommission                   94        61         -       (18)           6              -           49
JHCampbell intake line                     -         -         -         -            -              -            -
Coal ash disposal areas                   46        51         -        (1)           3              -           53
Wells at gas storage fields                2         2         -         -            -              -            2
Indoor gas services relocations            1         1         -         -            -              -            1
                                       ----------------------------------------------------------------------------

Total                                   $375      $364     $   -      $(19)         $18          $   -         $363
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

                                                        Consumers Energy Company
NEW ACCOUNTING STANDARDS NOT YET ADOPTED

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, the interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. Consumers has not created any variable interest entities in 2003. Therefore, this portion of the interpretation has no impact on its consolidated financial statements. This interpretation's consolidation requirements also apply to pre-existing entities beginning July 1, 2003. Consumers will be required to consolidate any entities that meet the requirements of this portion of the interpretation. Consumers is in the process of studying this interpretation and has yet to determine the effects, if any, on its consolidated financial statements.

Although Consumers has not determined the effect of this interpretation, it is possible that Consumers may be required to consolidate in its financial statements, the assets, liabilities and activities of the MCV Partnership. If that should occur, Consumers would have to recognize the MCV Partnership debt on its financial statements. This could negatively impact Consumers' various financial covenants under its financing agreements. As a result, Consumers may have to seek amendments to the relevant financing agreements to modify the terms of certain of these covenants in order to remove the effect of this potential consolidation or refinance the relevant debt.

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. Consumers is in the process of studying this statement, and has yet to determine the effects, if any, the statement will have on accounting for contracts entered into after June 30, 2003.

SFAS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: Issued by the FASB in May 2003, this statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires an issuer to classify financial instruments within its scope as liabilities. Those instruments were previously classified as mezzanine equity. SFAS No. 150 became effective July 1, 2003.

Consumers has determined that all of its trust preferred securities fall under the scope of SFAS No. 150. These securities have fixed redemption dates and amounts and qualify as mandatorily redeemable preferred securities under SFAS No. 150. On July 1, 2003, mandatorily redeemable preferred securities totaling $490 million were reclassified from the mezzanine equity section to the liability section of Consumers' consolidated balance sheet. Beginning July
1, 2003, periodic payments will be recorded as interest expense rather than dividends. In accordance with SFAS No. 150, prior periods will not be restated. Consumers did not incur any cumulative impact due to this accounting change.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CMS ENERGY

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CMS ENERGY CORPORATION'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

CONSUMERS

Quantitative and Qualitative Disclosures about Market Risk is contained in PART
I: CONSUMERS ENERGY COMPANY'S MANAGEMENT'S DISCUSSION AND ANALYSIS, which is incorporated by reference herein.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Form 10-K for the year ended December 31, 2002. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 4 - Uncertainties for CMS Energy and
Note 2, Uncertainties for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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

INTEGRUM LAWSUIT

A complaint was filed in Wayne County, Michigan Circuit Court on July 17, 2003 by Integrum Energy Ventures LLC ("Integrum") against CMS Energy, CMS Enterprises and Australian Pipeline Trust ("APT"). Integrum alleges several causes of action against APT, CMS Energy and CMS Enterprises in connection with an offer by Integrum to purchase certain CMS Enterprises pipeline assets in Michigan and Australia (the "CMS Pipeline Assets"). In addition to seeking unspecified money damages, Integrum is seeking an order enjoining CMS Enterprises and CMS Energy from selling, and APT from purchasing, the CMS Pipeline Assets and an order of specific performance mandating that CMS Energy, CMS

Enterprises and APT complete the sale of the CMS Pipeline Assets to APT and Integrum. A certain officer and director of Integrum is a former officer and director of CMS Energy, Consumers and its subsidiaries. The individual was not employed by CMS Energy, Consumers or its subsidiaries when Integrum made the offer to purchase the CMS Pipeline Assets. CMS Energy and CMS Enterprises intend to defend vigorously against this action. CMS Energy and CMS Enterprises cannot predict the outcome of this litigation.

CMS ENERGY AND CONSUMERS

ERISA CLASS ACTION LAWSUITS

CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employee's Savings and Incentive Plan (the "Plan"). The two cases, filed in July 2002 in the U.S. District Court, were consolidated by the trial judge, and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. CMS Energy and Consumers cannot predict the outcome of this litigation.

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of securities class action complaints have been filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints have been filed as purported class actions in the United States District Court for the Eastern District of Michigan by individuals who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The companies intend to defend vigorously against this action but cannot predict the outcome of this litigation.

ENVIRONMENTAL MATTERS

CMS Energy, Consumers and their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, CMS Energy and Consumers believe that it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition. See CMS Energy's and Consumers' MANAGEMENT'S DISCUSSION AND ANALYSIS; and CMS Energy's and Consumers' CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      LIST OF EXHIBITS

(31)(a) CMS Energy Corporation's certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b) CMS Energy Corporation's certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c) Consumers Energy Company's certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d) Consumers Energy Company's certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a) CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)           Consumers Energy Company's certifications pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K

CMS ENERGY

During 2nd Quarter 2003, CMS Energy filed reports of Form 8-K on April 1 and May 8, 2003 (covering matters pursuant to ITEM 12. RESULTS OF OPERATIONS AND FINANCIAL CONDITION), April l, 2003 (covering matters pursuant to ITEM 9. REGULATION FD DISCLOSURE), May 1, 2003 (covering matters pursuant to ITEM 5. OTHER EVENTS), and June 24, 2003 (covering matters pursuant to ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS, including unaudited pro forma condensed consolidated financial statements).

CONSUMERS

During 2nd Quarter 2003, Consumers filed reports of Form 8-K on April 1 and May 8, 2003 (covering matters pursuant to ITEM 12. RESULTS OF OPERATIONS AND FINANCIAL CONDITION), April 1, 2003 (covering matters pursuant to ITEM 9. REGULATION FD DISCLOSURE), and May 1, 2003 (covering matters pursuant to ITEM 5. OTHER EVENTS).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.



                                                 CMS ENERGY CORPORATION

                                                      (Registrant)


Dated:  August 13, 2003                 By:        /s/ Thomas J. Webb
                                           ----------------------------------
                                                     Thomas J. Webb
                                              Executive Vice President and
                                                 Chief Financial Officer



                                                 CONSUMERS ENERGY COMPANY
                                                       (Registrant)



Dated:  August 13, 2003                 By:        /s/ Thomas J. Webb
                                           ----------------------------------
                                                     Thomas J. Webb
                                              Executive Vice President and
                                                 Chief Financial Officer

CMS ENERGY AND CONSUMERS EXHIBITS


EXHIBIT NUMBER                                  DESCRIPTION
--------------------------------------------------------------------------------

(31)(a) CMS Energy Corporation's certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b) CMS Energy Corporation's certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c) Consumers Energy Company's certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d) Consumers Energy Company's certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)                    CMS Energy Corporation's certifications pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)                    Consumers Energy Company's certifications pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002