Form 10-Q
period 2003-09-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2003-11-12
CIK 201533, 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_______ to

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

CONSUMERS ENERGY COMPANY: Yes [ ] No [X]

Number of shares outstanding of each of the issuer's classes of common stock at November 1, 2003:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                                               161,130,925
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS Energy Corporation         84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                              --------
Glossary..................................................................................................           4

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Forward-Looking Statements and Risk Factors.....................................................    CMS -  1
          Critical Accounting Policies....................................................................    CMS -  1
          Results of Operations...........................................................................    CMS - 14
          Capital Resources and Liquidity.................................................................    CMS - 20
          Outlook.........................................................................................    CMS - 26
          Other Matters...................................................................................    CMS - 40
     Consolidated Financial Statements
          Consolidated Statements of Income...............................................................    CMS - 44
          Consolidated Statements of Cash Flows...........................................................    CMS - 46
          Consolidated Balance Sheets.....................................................................    CMS - 48
          Consolidated Statements of Common Stockholders' Equity..........................................    CMS - 50
          Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Summary of Significant Accounting Policies.........................    CMS - 51
          2.   Asset Sales and Restructuring..............................................................    CMS - 54
          3.   Discontinued Operations....................................................................    CMS - 57
          4.   Uncertainties..............................................................................    CMS - 61
          5.   Financings and Capitalization..............................................................    CMS - 82
          6.   Earnings Per Share.........................................................................    CMS - 89
          7.   Risk Management Activities and Financial Instruments.......................................    CMS - 91
          8.   Equity Method Investments..................................................................    CMS - 95
          9.   Reportable Segments........................................................................    CMS - 96
          10.  Implementation of New Accounting Standards.................................................    CMS - 98

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                                Page
                                                                                                              --------
Consumers Energy Company
     Management's Discussion and Analysis
          Forward-Looking Statements and Risk Factors.....................................................     CE - 1
          Critical Accounting Policies....................................................................     CE - 1
          Results of Operations...........................................................................     CE - 11
          Capital Resources and Liquidity.................................................................     CE - 14
          Outlook.........................................................................................     CE - 19
          Other Matters...................................................................................     CE - 28
     Consolidated Financial Statements
          Consolidated Statements of Income...............................................................     CE - 32
          Consolidated Statements of Cash Flows...........................................................     CE - 33
          Consolidated Balance Sheets.....................................................................     CE - 34
          Consolidated Statements of Common Stockholder's Equity..........................................     CE - 36
          Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure and Summary of Significant Accounting Policies..........................     CE - 38
          2.  Uncertainties...............................................................................     CE - 40
          3.  Financings and Capitalization...............................................................     CE - 56
          4.  Financial and Derivative Instruments........................................................     CE - 61
          5.  Implementation of New Accounting Standards..................................................     CE - 64

Quantitative and Qualitative Disclosures about Market Risk................................................     CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings............................................................................     CO - 1
     Item 2. Changes in Securities and Use of Proceeds....................................................     CO - 3
     Item 5. Other Information............................................................................     CO - 3
     Item 6. Exhibits and Reports on Form 8-K.............................................................     CO - 3
     Signatures...........................................................................................     CO - 5

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

ABATE........................................          Association of Businesses Advocating Tariff Equity
Accumulated Benefit Obligation...............          The liabilities of a pension plan based on service and pay to date. This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases.
AEP..........................................          American Electric Power, a non-affiliated company
ALJ..........................................          Administrative Law Judge
Alliance.....................................          Alliance Regional Transmission Organization
AMT..........................................          Alternative minimum tax
APB..........................................          Accounting Principles Board
APB Opinion No. 18...........................          APB Opinion No. 18, "The Equity Method of Accounting for
                                                       Investments in Common Stock"
APB Opinion No. 20...........................          APB Opinion No. 20, "Accounting Changes"
APB Opinion No. 30...........................          APB Opinion No. 30, "Reporting Results of Operations -
                                                       Reporting the Effects of Disposal of a Segment of a Business"
APT..........................................          Australian Pipeline Trust
ARO..........................................          Asset retirement obligation
Attorney General.............................          Michigan Attorney General

bcf..........................................          Billion cubic feet
BG LNG Services..............................          BG LNG Services, Inc., a subsidiary of BG Group of the United
                                                       Kingdom
Big Rock.....................................          Big Rock Point nuclear power plant, owned by Consumers
Board of Directors...........................          Board of Directors of CMS Energy
Bookouts.....................................          Unplanned netting of transactions from multiple contracts

Centennial...................................          Centennial Pipeline, LLC, in which Panhandle, formerly a
                                                       wholly owned subsidiary of CMS Gas Transmission, owned a
                                                       one-third interest
CEO..........................................          Chief Executive Officer
CFO..........................................          Chief Financial Officer
Clean Air Act................................          Federal Clean Air Act, as amended
CMS Electric and Gas.........................          CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy...................................          CMS Energy Corporation, the parent of Consumers and
                                                       Enterprises
CMS Energy Common Stock......................          Common stock of CMS Energy, par value $.01 per share
CMS Field Services...........................          CMS Field Services, formerly a wholly owned subsidiary of CMS
                                                       Gas Transmission.  The sale of this subsidiary closed in July
                                                       2003.
CMS Gas Transmission.........................          CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation...............................          CMS Generation Co., a subsidiary of Enterprises

CMS Holdings.................................          CMS Midland Holdings Company, a subsidiary of Consumers
CMS Land.....................................          CMS Land Company, a subsidiary of Enterprises
CMS Midland..................................          CMS Midland Inc., a subsidiary of Consumers
CMS MST......................................          CMS Marketing, Services and Trading Company, a subsidiary of
                                                       Enterprises
CMS Oil and Gas..............................          CMS Oil and Gas Company, formerly a subsidiary of Enterprises
CMS Pipeline Assets..........................          CMS Enterprises pipeline assets in Michigan and Australia
CMS Viron....................................          CMS Viron Energy Services, formerly a wholly owned subsidiary of CMS MST.  The sale of this subsidiary closed in July 2003.
Common Stock.................................          All classes of Common Stock of CMS Energy and each of its
                                                       subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers....................................          Consumers Energy Company, a subsidiary of CMS Energy
Consumers Receivables Funding II.............          Consumers Receivables Funding II LLC, a wholly-owned
                                                       subsidiary of Consumers
Court of Appeals.............................          Michigan Court of Appeals
Customer Choice Act..........................          Customer Choice and Electricity Reliability Act, a Michigan
                                                       statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers as of January 1,
                                                       2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison...............................          The Detroit Edison Company, a non-affiliated company
DIG..........................................          Dearborn Industrial Generation, LLC, a wholly owned
                                                       subsidiary of CMS Generation
DOE..........................................          U.S. Department of Energy
Dow..........................................          The Dow Chemical Company, a non-affiliated company
Duke Energy..................................          Duke Energy Corporation, a non-affiliated company

EITF.........................................          Emerging Issues Task Force
EITF Issue No. 02-03.........................          Issues Involved in Accounting for Derivative Contracts Held
                                                       for Trading Purposes and Contracts Involved in Energy Trading
                                                       and Risk Management Activities
El Chocon....................................          The 1,200 MW hydro power plant located in Argentina, which
                                                       CMS Generation holds a 17.23 percent ownership interest
Enterprises..................................          CMS Enterprises Company, a subsidiary of CMS Energy
EPA..........................................          U. S. Environmental Protection Agency
EPS..........................................          Earnings per share
ERISA........................................          Employee Retirement Income Security Act
Ernst & Young................................          Ernst & Young LLP
Exchange Act.................................          Securities Exchange Act of 1934, as amended

FASB.........................................          Financial Accounting Standards Board
FERC.........................................          Federal Energy Regulatory Commission

FIN 46.......................................          FASB Interpretation No. 46, "Consolidation of Variable
                                                       Interest Entities"
FMB..........................................          First Mortgage Bonds
FMLP.........................................          First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility
FondElec.....................................          FondElec Essential Services Growth Fund, an investment at
                                                       Enterprises, formed in 1997 to invest in companies whose
                                                       business is to invest in communications and utility sectors, primarily in Latin America
FTC..........................................          Federal Trade Commission

GCR..........................................          Gas cost recovery
GTNs.........................................          CMS Energy General Term Notes(R), $200 million Series D, $400 million Series E and $300 million Series F
Guardian.....................................          Guardian Pipeline, LLC, in which CMS Gas Transmission
                                                       formerly owned a one-third interest
GWh..........................................          Gigawatt-hour

Health Care Plan.............................          The medical, dental, and prescription drug programs offered to eligible employees of Consumers and CMS Energy
HL Power.....................................          H.L. Power Company, a California Limited Partnership, owner of the Honey Lake generation project in Wendel, California

INGAA........................................          Interstate Natural Gas Association of America
Integrum.....................................          Integrum Energy Ventures, LLC
IPP..........................................          Independent Power Production
IRA..........................................          Individual Retirement Account
ISO..........................................          Independent System Operator
ITC..........................................          Investment tax credit

JEC..........................................          Jubail Energy Company
JOATT........................................          Joint Open Access Transmission Tariff
Jorf Lasfar..................................          The 1,356 MW coal-fueled power plant in Morocco, jointly
                                                       owned by CMS Generation and ABB Energy Venture, Inc.

kWh..........................................          Kilowatt-hour

LIBOR........................................          London Inter-Bank Offered Rate
Loy Yang.....................................          The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS
                                                       Generation holds a 50 percent ownership interest
LNG..........................................          Liquefied natural gas
Ludington....................................          Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

MACT.........................................          Maximum Achievable Control Technology
MAPL.........................................          Marathon Ashland Petroleum, LLC, partner in Centennial

Marysville...................................          CMS Marysville Gas Liquids Company, a Michigan corporation and a subsidiary of CMS Gas Transmission that holds a 100
                                                       percent interest in Marysville Fractionation Partnership and a 51 percent interest in St. Clair Underground Storage
                                                       Partnership
mcf..........................................          Thousand cubic feet

MCV Expansion, LLC...........................          An agreement entered into with General Electric Company to expand the MCV Facility
MCV Facility.................................          A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership..............................          Midland Cogeneration Venture Limited Partnership in which
                                                       Consumers has a 49 percent interest through CMS Midland
MD&A.........................................          Management's Discussion and Analysis
METC.........................................          Michigan Electric Transmission Company, formerly a subsidiary of Consumers Energy and now an indirect subsidiary of
                                                       Trans-Elect
Michigan Gas Storage.........................          Michigan Gas Storage Company, a former subsidiary of
                                                       Consumers that merged into Consumers in November 2002
Michigan Power...............................          CMS Generation Michigan Power, LLC, owner of the Kalamazoo
                                                       River Generating Station and the Livingston Generating Station
MISO.........................................          Midwest Independent System Operator
Moody's......................................          Moody's Investors Service, Inc.
MPSC.........................................          Michigan Public Service Commission
MSBT.........................................          Michigan Single Business Tax
MTH..........................................          Michigan Transco Holdings, Limited Partnership
MW...........................................          Megawatts

NEIL.........................................          Nuclear Electric Insurance Limited, an industry mutual
                                                       insurance company owned by member utility companies
NMC..........................................          Nuclear Management Company, LLC, formed in 1999 by Northern
                                                       States Power Company (now Xcel Energy Inc.), Alliant Energy,
                                                       Wisconsin Electric Power Company, and Wisconsin Public
                                                       Service Company to operate and manage nuclear generating
                                                       facilities owned by the four utilities
NOPR.........................................          Notice of Proposed Rulemaking
NPS..........................................          National Power Supply Company, Ltd., owner of two generating facilities in Thailand.  CMS Generation sold its 66.2 percent interest in NPS in 2002
NRC..........................................          Nuclear Regulatory Commission
NYMEX........................................          New York Mercantile Exchange

OATT.........................................          Open Access Transmission Tariff
OPEB.........................................          Postretirement benefit plans other than pensions for retired employees

Palisades....................................          Palisades nuclear power plant, which is owned by Consumers

Panhandle....................................          Panhandle Eastern Pipe Line Company, including its
                                                       subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings.  Panhandle was a wholly owned
                                                       subsidiary of CMS Gas Transmission.  The sale of this
                                                       subsidiary closed in June 2003.
Panhandle Eastern Pipe Line..................          PanhandleEastern Pipe Line Company, formerly a wholly owned subsidiary of CMS Gas Transmission.  The sale of this
                                                       subsidiary closed in June 2003.
PCB..........................................          Polychlorinated biphenyl
Pension Plan.................................          The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
PJM..........................................          PJM Interconnection, a non-affiliated company
Powder River.................................          CMS Oil & Gas previously owned a significant interest in
                                                       coalbed methane fields or projects developed within the
                                                       Powder River Basin which spans the border between Wyoming and
                                                       Montana. The Powder River properties have been sold.
PPA..........................................          The Power Purchase Agreement between Consumers and the MCV
                                                       Partnership with a 35-year term commencing in March 1990
Price Anderson Act...........................          Price Anderson Act, enacted in 1957 as an amendment to the
                                                       Atomic Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the
                                                       U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR.........................................          Power supply cost recovery
Public Act 141...............................          Public Act 141, Customer Choice and Electricity Reliability
                                                       Act
Public Act 142...............................          Public Act 142, Securitization Act
PURPA........................................          Public Utility Regulatory Policies Act of 1978
ROA..........................................          Retail Open Access
RTO..........................................          Regional Transmission Organization

SEC..........................................          U.S. Securities and Exchange Commission
Securitization...............................          A financing method authorized by statute and approved by the
                                                       MPSC which allows a utility to set aside and pledge a portion of the rate payments received by its customers for the
                                                       repayment of Securitization bonds issued by a special purpose entity affiliated with such utility
SERP.........................................          Supplemental Executive Retirement Plan
SFAS.........................................          Statement of Financial Accounting Standards
SFAS No. 5...................................          SFAS No. 5, "Accounting for Contingencies"
SFAS No. 34..................................          SFAS No. 34, "Capitalization of Interest Cost"
SFAS No. 52..................................          SFAS No. 52, "Foreign Currency Translation"
SFAS No. 71..................................          SFAS No. 71, "Accounting for the Effects of Certain Types of
                                                       Regulation"
SFAS No. 87..................................          SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 88..................................          SFAS No. 88, "Employers' Accounting for Settlements and
                                                       Curtailments of Defined Benefit Pension Plans and for
                                                       Termination Benefits"

SFAS No. 106.................................          SFAS No. 106, "Employers' Accounting for Postretirement
                                                       Benefits Other Than Pensions"
SFAS No. 115.................................          SFAS No. 115, "Accounting for Certain Investments in Debt and
                                                       Equity Securities"
SFAS No. 123.................................          SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133.................................          SFAS No. 133, "Accounting for Derivative Instruments and
                                                       Hedging Activities, as amended and interpreted"
SFAS No. 142.................................          SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143.................................          SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144.................................          SFAS No. 144, "Accounting for the Impairment or Disposal of
                                                       Long-Lived Assets"
SFAS No. 145.................................          SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and
                                                       64, Amendment of FASB Statement No. 13, and Technical
                                                       Corrections"
SFAS No. 146.................................          SFAS No. 146, "Accounting for Costs Associated with Exit or
                                                       Disposal Activities"
SFAS No. 148.................................          SFAS No. 148, "Accounting for Stock-Based Compensation -
                                                       Transition and Disclosure"
SFAS No. 149.................................          SFAS No. 149, "Amendment of Statement No. 133 on Derivative
                                                       Instruments and Hedging Activities"
SFAS No. 150.................................          SFAS No. 150, "Accounting for Certain Financial Instruments
                                                       with Characteristics of Both Liabilities and Equity"
SIPS.........................................          State Implementation Plans
Southern Union...............................          Southern Union Company, a non-affiliated company
Special Committee............................          A special committee of independent directors, established by
                                                       CMS Energy's Board of Directors, to investigate matters
                                                       surrounding round-trip trading
Stranded Costs...............................          Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be
                                                       recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.
                                                       These costs could include owned and purchased generation and regulatory assets.
Superfund....................................          Comprehensive Environmental Response, Compensation and
                                                       Liability Act

Taweelah.....................................          Al Taweelah A2, a power and desalination plant of Emirates
                                                       CMS Power Company, a forty percent owned subsidiary of CMS
                                                       Generation
TEPPCO.......................................          TE Products Pipeline Company, Limited Partnership
Toledo Power.................................          Toledo Power Company, the 135 MW coal and fuel oil power
                                                       plant located on Cebu Island, Phillipines, in which CMS
                                                       Generation held a 47.5 percent interest. Toledo Power was
                                                       sold to Mirant Toledo Holdings Corporation on April 24, 2002.
Transition Costs.............................          Stranded Costs, as defined, plus the costs incurred in the transition to competition.

Trunkline....................................          Trunkline Gas Company, LLC, formerly a subsidiary of CMS
                                                       Panhandle Holdings, LLC
Trunkline LNG................................          Trunkline LNG Company, LLC, formerly a subsidiary of LNG
                                                       Holdings, LLC
Trust Preferred Securities...................          Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of
                                                       which have a preference with respect to certain trust
                                                       distributions over the interests of either CMS Energy or
                                                       Consumers, as applicable, as owner of the common beneficial interests of the trusts

Union........................................          Utility Workers of America, AFL-CIO

VEBA Trusts..................................          VEBA (voluntary employees' beneficiary association) Trusts are tax-exempt accounts established to specifically set aside employer contributed assets to pay for future expenses of the
                                                       OPEB plan

                      (This page intentionally left blank)

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

                                     CMS-1

                                                          CMS Energy Corporation

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

Periodically, in accordance with SFAS No. 144 and APB Opinion No. 18, long-lived assets and equity method investments of CMS Energy and its subsidiaries are evaluated to determine whether conditions, other than those of a temporary nature, indicate that the carrying value of an asset may not be recoverable. Management bases its evaluation on impairment indicators such as the nature of the assets, future economic benefits, domestic and foreign state and federal regulatory and political environments, historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such indicators are present or other factors exist that indicate that the carrying value of the asset may not be recoverable, CMS Energy determines whether impairment has occurred under SFAS No. 144 through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist and under APB Opinion No. 18 by analyzing the ability to recover the carrying amount of the equity method investment and/or the ability of the investee to sustain an earnings capacity that justifies the carrying amount of the investment. If impairment, other than of a temporary nature, has occurred, CMS Energy recognizes a loss for the difference between the carrying value and the estimated fair value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. The analysis of each long-lived asset is unique and requires management to use certain estimates and assumptions that are deemed prudent and reasonable for a particular set of circumstances. Of CMS Energy's total assets, valued at $12 billion at September 30, 2003, approximately 58 percent represent the carrying value of long-lived assets and equity method investments that are subject to this type of analysis. If future market, political or regulatory conditions warrant, CMS Energy and its subsidiaries may be subject to write-downs in future periods. Conversely, if market, political or regulatory conditions improve, accounting standards prohibit the reversal of previous write-downs.

CMS Energy has recorded write-downs of non-strategic or under-performing long-lived assets as a result of implementing a new strategic direction. See Outlook section of this MD&A. CMS Energy is pursuing the sale of all of these non-strategic and under-performing assets, including some assets that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different from the remaining carrying value of these assets. Even though these assets have been identified for sale, management cannot predict when, nor make any assurances that these asset sales will occur, or the amount of cash or the value of consideration to be received.

Similarly, the recording of estimated liabilities for contingent losses within the financial statements is guided by the principles in SFAS No. 5 that require a company to record estimated liabilities in the financial statements when it is probable that a loss payment will be made in the future as a result of a current event, and when that amount can be reasonably estimated. CMS Energy has used this accounting principle to record estimated liabilities for the following significant events.

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects to incur significant costs for future environmental compliance, especially compliance with clean air laws.

The EPA has issued regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of September 30, 2003, Consumers has incurred $437 million

                                     CMS-2

                                                          CMS Energy Corporation

in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their cost can change substantially. As new environmental standards become effective, Consumers will need additional capital expenditures to comply with the standards. Capital expenditures will depend upon the composition of the final regulations.

The EPA has proposed changes to the rules that govern generating plant cooling water intake systems. The proposed rules will require significant abatement of fish mortality. The proposed rules are scheduled to become final in the first quarter of 2004 and some of Consumers' facilities would be required to comply by 2006. Consumers is studying the proposed rules to determine the most cost-effective solutions for compliance. Until the method of compliance is determined, Consumers is unable to estimate the cost of compliance with the proposed rules.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek permits from the EPA. Consumers has received and responded to information requests from the EPA on this subject. Consumers believes that it has properly interpreted the requirements of "routine maintenance". If Consumers' interpretation is eventually found to be incorrect, it may be required to install additional pollution controls at some or all of its coal-fired plants and could call into question the viability of certain plants remaining in operation.

For further information on electric environmental matters see Note 4, Uncertainties, "Consumers' Electric Utility Contingencies - Electric Environmental Matters."

GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will incur investigation and remedial action costs at a number of sites. Consumers estimates the costs for 23 former manufactured gas plant sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. A revised cost estimate, completed in September 2003, estimated remaining costs to be between $37 million and $90 million. The range reflects multiple alternatives with various assumptions for resolving the environmental issues at each site. The estimates are based on discounted 2003 costs using a discount rate of three percent. The discount rate represents a ten-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could change the remedial action costs for the sites. For further information see Note 4, Uncertainties, "Consumers' Gas Utility Contingencies - Gas Environmental Matters."

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

                                      CMS-3

                                                          CMS Energy Corporation

September 2007, the PPA's regulatory out terms obligate Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers.

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. The remaining estimated future PPA liability associated with the loss totaled $34 million at September 30, 2003 and $59 million at September 30, 2002. The PPA liability is expected to be depleted in late 2004.

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

Under Michigan's electric restructuring law, Consumers will return to unfrozen rates for large industrial customers beginning January 1, 2004, including the resumption of the PSCR process. Under the PSCR process, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. Recovery of capacity and fixed energy charges will be subject to certain rate caps as discussed in Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters - Electric Restructuring." For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum 98.5 percent level, Consumers' cash underrecoveries associated with the PPA could be as follows:

                                                                                 In Millions
--------------------------------------------------------------------------------------------
                                                   2003      2004   2005      2006      2007
--------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5% (a)        $57       $56    $56       $55       $39

Amount to be charged to operating expense          $28       $27    $56       $55       $39
Amount to be charged to PPA liability              $29       $29    $ -       $ -       $ -
===========================================================================================

(a) For the nine months ended September 30, 2003, Consumers' cash underrecoveries associated with the PPA were $43 million.

As previously noted, until September 2007, the PPA and settlement require Consumers to pay capacity costs based on the MCV Facility's actual availability up to the 98.5 percent cap. After September 2007, Consumers expects to exercise the "regulatory out" clause in the PPA, limiting its capacity payments to the MCV Partnership to the amount collected from its customers. Depending on the MPSC's future actions with respect to the capacity payments recoverable from its customers subsequent to September 2007, the earnings of the MCV Partnership and the value of Consumers' equity interest in the MCV Partnership, may be affected negatively.

                                      CMS-4

                                                          CMS Energy Corporation

Further, under the PPA, energy payments to the MCV Partnership are based on the cost of coal burned in Consumers' coal plants and costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with Consumers' coal plants. However, the MCV Partnership's costs of producing electricity are tied, in large part, to the cost of natural gas. Because natural gas prices have increased substantially in recent years, while energy charge payments to the MCV Partnership have not, the MCV Partnership's financial performance has been impacted negatively.

As of January 1, 2004, Consumers intends to return to forced (uneconomic) dispatch of the MCV Facility in order to maximize recovery of its capacity payments. As such, if the spread between MCV Facility's variable electricity production costs and its energy payment revenues stays constant or widens, the negative impacts on MCV Partnership's financial performance, and on the value of Consumers' equity interest in the MCV Partnership, will be worse.

Consumers cannot estimate, at this time, the impact of these issues on its future earnings or cash flow from its interest in the MCV Partnership. The forward price of natural gas for the next 22 years and the MPSC decision in 2007 or later related to Consumers' recovery of capacity payments are the two most significant variables in the analysis of MCV Partnership's future financial performance. Natural gas prices have historically been volatile and presently there is no consensus in the marketplace on the price or range of prices of natural gas beyond the next five years. Further, it is not presently possible for Consumers to predict the actions of the MPSC in 2007 or later. For these reasons, at this time Consumers cannot predict the impact of these issues on its future earnings, cash flows, or on the value of its $404 million equity interest in the MCV Partnership.

Consumers is exploring possible alternatives for utilizing the MCV Facility without increasing costs to customers. Any changes regarding the recovery of MCV capacity costs would require MPSC approval. Consumers cannot predict the outcome of this matter.

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

The types of contracts CMS Energy typically classifies as derivative instruments are interest rate swaps, foreign currency exchange contracts, certain electric call options, gas fuel options, fixed priced weather-based gas supply call options, fixed price gas supply call and put options, gas futures, and gas and power swaps and forward purchases and sales. CMS Energy does not account for electric capacity and energy contracts, gas supply contracts, coal and nuclear fuel supply contracts, or purchase orders for numerous supply items as derivatives.

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

                                     CMS-5

                                                          CMS Energy Corporation

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

In order to determine the fair value of contracts that are accounted for as derivative instruments, Consumers uses a combination of quoted market prices and mathematical valuation models. Valuation models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of certain contracts. At September 30, 2003, Consumers assumed a market-based interest rate of one percent (six-month U.S. Treasury) and an average volatility rate of 55 percent to calculate the fair value of its gas call options.

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

FINANCIAL INSTRUMENTS: CMS Energy accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

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

CMS Energy may use various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that an opposite movement in the value of the at-risk item would offset any losses incurred on the contracts. Contracts used to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. CMS Energy enters into all risk management contracts for purposes other than trading.

These instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. CMS Energy minimizes such risk by performing financial

                                     CMS-6

                                                          CMS Energy Corporation

credit reviews using, among other things, publicly available credit ratings of such counterparties.

In accordance with SEC disclosure requirements, CMS Energy performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon a hypothetical 10 percent adverse change in market rates or prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks. Therefore, CMS Energy and its subsidiaries rely on the experience and judgment of senior management to revise strategies and adjust positions, as they deem necessary. Changes in excess of the amounts determined in sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

Interest Rate Risk: CMS Energy is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate financing, including interest rate risk associated with trust preferred securities, and from interest rate swap agreements. CMS Energy uses a combination of these instruments to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies are designed to provide and maintain a balance between risk and the lowest cost of capital.

As of September 30, 2003, CMS Energy had outstanding variable-rate financing of $633 million, a $1.015 billion decrease (62 percent) from the December 31, 2002 balance of $1.648 billion. The decline in variable-rate financing is primarily due to a shift toward fixed-rate financing. As of September 30, 2003, assuming a hypothetical 10 percent adverse change in market interest rates, CMS Energy's before tax annual earnings exposure on its variable-rate financing would be $1 million.

As of September 30, 2003, CMS Energy had outstanding fixed-rate financing, including trust preferred securities, of $6.772 billion, a $768 million increase (13 percent) over the December 31, 2002 balance of $6.004 billion. As of September 30, 2003, the fair value of CMS Energy's fixed-rate financing was $6.861 billion, a $1.364 billion increase (25 percent) over the December 31, 2002 fair value of $5.497 billion. The change in the fair value of the fixed-rate financing is due to both an increase in outstanding fixed-rate debt obligations as well as a decline in market interest rates. At September 30, 2003, assuming a hypothetical 10 percent adverse change in market interest rates, the fair value of CMS Energy's fixed rate financing and trust preferred securities would increase by $252 million.

At September 30, 2003 and December 31, 2002, the fair value of CMS Energy's floating to fixed interest rate swaps with notional amounts of $14 million and $294 million, were negative $1 million and negative $7 million, which represent the amounts CMS Energy would pay to settle. The swaps mature at various times through 2006 and are designated as cash flow hedges for accounting purposes.

Commodity Price Risk: CMS Energy is exposed to market fluctuations in the price of energy commodities, including natural gas, oil, electricity, coal, natural gas liquids and other commodities. CMS Energy employs established policies and procedures to manage these risks and may use various commodity derivatives, including futures contracts, options and swaps (which require a net cash payment for the difference between a fixed and variable price), for non-trading purposes. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for those commodities. To minimize adverse price changes, CMS Energy may also hedge certain inventory and purchases and sales contracts. Based on a sensitivity analysis, CMS Energy estimates that if energy commodity prices change by an average 10 percent, operating income for the subsequent three months would change by $0.8 million. These hypothetical 10 percent shifts in quoted commodity prices would not have had a material impact on CMS Energy's consolidated financial position or cash flows. The analysis does not quantify short-term exposure to hypothetically adverse price fluctuations in inventories.

                                     CMS-7

                                                          CMS Energy Corporation

For purposes other than trading, Consumers entered into electric call options, fixed priced weather-based gas supply call options and fixed priced gas supply call and put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The weather-based gas supply call options, and the gas supply call and put options are used to purchase reasonably priced gas supply. Call options allow Consumers the right but not the obligation to purchase gas supply at predetermined fixed prices. Put options allow third-party suppliers the right but not the obligation to sell Consumers gas supply at predetermined fixed prices.

As of September 30, 2003 and December 31, 2002, the fair value of electricity-related call option contracts, based on quoted market prices and mathematical valuation models using current and historical pricing data, was $3 million and $9 million, respectively. As of September 30, 2003 assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million. As of September 30, 2003 and December 31, 2002, Consumers had an asset of $21 million and $30 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of September 30, 2003, the fair value of the fixed priced weather-based gas supply call options and fixed priced gas supply call and put options, based on quoted market prices and mathematical valuation models, was less than $1 million. As of September 30, 2003, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million.

Currency Exchange Risk: CMS Energy is exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which CMS Energy has an equity interest and which have debt denominated in U.S. dollars. CMS Energy typically uses forward exchange contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of the hedges on the investments in foreign operations is reflected in accumulated other comprehensive income as a component of foreign currency translation adjustment. For the nine months ended September 30, 2003, there was no mark-to-market adjustment included in the total net foreign currency translation adjustment of $39 million. At September 30, 2003, there were no foreign exchange hedges.

Equity Security Price Risk: CMS Energy and certain of its subsidiaries have equity investments in companies in which they hold less than a 20 percent interest. At September 30, 2003, a hypothetical 10 percent adverse shift in equity securities prices would not have a material effect on CMS Energy's consolidated financial position, results of operations or cash flows.

For further information on market risk and derivative activities, see Note 7, Risk Management Activities and Financial Instruments.

MARK-TO-MARKET ACCOUNTING

Through December 31, 2002, CMS MST's wholesale power and gas trading activities were accounted for under the mark-to-market method of accounting. Effective, January 1, 2003, EITF Issue No. 98-10 was rescinded by EITF Issue No. 02-03 and as a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 can be carried at fair value. The impact of this change for CMS MST was recognized as a cumulative effect of a change in accounting principle loss of $23 million, net of tax. See Note 10, Implementation of New Accounting Standards. Under mark-to-market accounting, energy trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements.

                                     CMS-8

                                                          CMS Energy Corporation

Changes in fair value of the energy trading contracts are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. Mathematical models are developed to determine various inputs into the fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

In connection with the market valuation of its energy trading contracts, CMS Energy maintains reserves for credit risks based on the financial condition of counterparties. The creditworthiness of these counterparties will impact overall exposure to credit risk; however, CMS Energy maintains credit policies that management believes minimize overall credit risk with regard to its counterparties. Determination of its counterparties' credit quality is based upon a number of factors, including credit ratings, financial condition, and collateral requirements. Where contractual terms permit, CMS Energy employs standard agreements that allow for netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, CMS Energy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

The following tables provide a summary of the fair value of CMS Energy's energy trading contracts as of September 30, 2003.

                                                                                      In Millions
-------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of December 31, 2002                                  $ 81
Fair value of new contracts when entered into during the period                                 -
Implementation of EITF Issue No. 02-03 (a)                                                    (36)
Fair value of derivative contracts sold and received from asset sales (b)                     (30)
Changes in fair value attributable to changes in valuation techniques and assumptions           -
Contracts realized or otherwise settled during the period                                      (9)
Other changes in fair value (c)                                                                 8
-------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of September 30, 2003                                 $ 14
=================================================================================================

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

                                     CMS-9

                                                          CMS Energy Corporation

Fair Value of Contracts at September 30, 2003                                                             In Millions
---------------------------------------------------------------------------------------------------------------------
                                               Total                                              Maturity (in years)
Source of Fair Value                        Fair Value     Less than 1      1 to 3      4 to 5      Greater than 5
---------------------------------------------------------------------------------------------------------------------
Prices actively quoted                        $ (39)         $ (5)          $ (17)      $ (15)           $ (2)
Prices based on models and
   other valuation methods                       53            11              27          13               2
---------------------------------------------------------------------------------------------------------------------
Total                                         $  14          $  6           $  10       $  (2)           $  -
=====================================================================================================================

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

CMS Energy, through its subsidiaries and affiliates, has acquired investments in energy-related projects throughout the world. As a result of a change in business strategy, over the last two years, CMS Energy has been divesting its non-strategic or under-performing foreign investments.

BALANCE SHEET: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rate during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature that CMS Energy does not intend to settle in the foreseeable future, are reflected as a component of stockholders' equity in the consolidated balance sheets as "Foreign Currency Translation" in accordance with the accounting guidance provided in SFAS No. 52. As of September 30, 2003, the cumulative Foreign Currency Translation decreased stockholders' equity by $419 million. Included in this amount is an unrealized loss of $118 million related to CMS Energy's investment in Loy Yang. This loss, and the impact of certain deferred taxes associated with the Loy Yang investment will be realized upon sale, full liquidation, or other disposition of CMS Energy's investment in Loy Yang, for a total loss of approximately $168 million. In July 2003, a conditional share sale agreement for CMS Energy's investment in Loy Yang was executed. See Outlook, "Corporate Outlook" section in this MD&A for further discussion.

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

While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar exchange rates, it does expect that these non-cash charges reduce substantially the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At September 30, 2003, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of Common Stockholders' Equity using an exchange rate of 2.975 pesos per U.S. dollar was $259 million. This amount also reflects the effect of recording U.S. income taxes with respect to

                                     CMS-10

                                                          CMS Energy Corporation

temporary differences between the book and tax basis of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to no longer be essentially permanent in duration.

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

HEDGING STRATEGY: CMS Energy may use forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from risk associated with adverse changes in currency exchange rates that could affect materially cash flow. These contracts would not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts are inversely correlated with the losses and gains, respectively, on the assets and liabilities being hedged. Foreign currency adjustments for other CMS Energy international investments were not significant.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers is involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. Consumers uses SFAS No. 71 to account for the effects of these regulatory decisions. As a result, Consumers may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity normally would expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of September 30, 2003, Consumers had $1.113 billion recorded as regulatory assets and $461 million recorded as regulatory liabilities.

In 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market-based rates for its electric customers. However, since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but allowed Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 10, Implementation of New Accounting Standards, "SFAS No. 143, Accounting for Asset Retirement Obligations."

                                     CMS-11

                                                          CMS Energy Corporation

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

The Pension Plan includes amounts for employees of CMS Energy and affiliates which are not distinguishable from the Pension Plan's total assets. In June 2003, CMS Energy completed the sale of Panhandle to Southern Union Panhandle Corp. No portion of the Pension Plan was transferred with the sale. Panhandle employees are no longer eligible to accrue additional benefits. The Pension Plan retained pension payment obligations for Panhandle employees that were vested under the Pension Plan. Because of the significant change in the makeup of the plan, SFAS No. 87 required a remeasurement of the obligation at the date of sale. The estimated remeasurement resulted in an increase in pension expense of approximately $4 million and OPEB expense of approximately $6 million for 2003, as well as an additional charge to accumulated other comprehensive income of approximately $30 million ($20 million after tax), as a result of the increase in the additional minimum pension liability. Additionally, a significant number of Panhandle employees elected to retire as of July 1, 2003 under the CMS Energy Employee Pension Plan. As a result, CMS Energy has recorded a $13 million after-tax settlement loss pursuant to the provisions of SFAS No. 88, which is reflected in discontinued operations. The actuary is in the process of finalizing the effects of the mid-year remeasurement. Although actual results may differ from the estimates recorded, CMS Energy does not expect those differences to be material.

CMS Energy estimates consolidated OPEB expense will approximate $58 million in 2003, $66 million in 2004, and $63 million in 2005. Additionally, CMS Energy estimates consolidated pension expense will approximate $47 million in 2003, $51 million in 2004 and $53 million in 2005. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Pension Plan. In August 2003, CMS Energy made its planned contribution of $210 million to the Pension Plan.

CMS Energy has announced amendments to the Pension Plan for salaried employees, whereby, the method used to convert an employee's benefit to a lump sum payment is being changed. Employees who elect the lump sum payment option will not earn any additional early retirement subsidy. As a result, employees who choose the lump sum payment option, and retire before age 65, will receive lower lump sum payments. In addition, CMS Energy has implemented a cash balance plan for employees hired on or after July 1, 2003. Under a cash balance plan, an employee's retirement account is credited annually with a percentage of base pay. Accounts will be valued at the end of each year, using an annual variable interest rate to determine growth. Employees who leave the company and are vested in the cash balance version of the pension plan can either start receiving the benefit immediately, postpone receiving benefits until a future date while receiving an earnings credit on the account (payment cannot be deferred beyond age 70-1/2), or roll 100 percent of the cash balance account into an IRA or another qualified plan. If a participant is not vested (less than five years of service under the terms of the plan), the cash balance account is forfeited.

                                     CMS-12

                                                          CMS Energy Corporation

In 2003, a large majority of retiring employees elected the lump sum payment option instead of receiving pension benefits as an annuity over time. As a result, CMS Energy may be required to record a settlement loss in accordance with SFAS No. 88, which requires a settlement loss to be recognized when the cost of all settlements paid during the year exceeds the sum of the service and interest costs for the same year. CMS Energy cannot yet determine if the amount of lump sum payments for 2003 will exceed the threshold, but estimates that, if the threshold is exceeded, between $60 million and $70 million could be recognized as a loss in the fourth quarter of 2003.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape with all contaminated equipment and material removed and disposed of in a licensed burial facility and the site released for unrestricted use. The MPSC orders received in March and December of 1999 for Big Rock and Palisades plants, respectively, provided for fully funding the decommissioning trust funds for both sites. The December 1999 order set the annual decommissioning surcharge for the Palisades decommissioning at $6 million. Consumers estimates that at the time of the decommissioning of Palisades, its decommissioning trust fund will be fully funded. This conclusion assumes that the trust funds are invested in equities and fixed income investments, equities will be converted to fixed income investments during decommissioning and fixed income investments are converted to cash as needed. Decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These cost estimates use various inflation rates for labor, non-labor, and contaminated equipment disposal costs.

In December 2000, funding of the Big Rock trust fund was stopped since it was considered fully funded, subject to further review. A portion of future decommissioning cost will result from the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary if the DOE took possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. A number of utilities, including Consumers, which filed its complaint in December 2002, have commenced litigation in the Court of Claims. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002 against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law. However, there is no assurance that the litigation against the DOE will be successful.

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


                                     CMS-13

                                                          CMS Energy Corporation


RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                      In Millions (except for per share amounts)
--------------------------------------------------------------------------------
Three months ended September 30                              2003          2002
--------------------------------------------------------------------------------
CMS Energy Net Income (Loss)                               $   (77)       $   37
CMS Energy Basic Earnings (Loss) per Share                 $ (0.51)       $ 0.26
CMS Energy Diluted Earnings (Loss) Per Share               $ (0.51)       $ 0.26
--------------------------------------------------------------------------------

CMS Energy's results of operations continue to reflect the implementation of a back-to-basics strategy that focuses on a growing healthy utility and divesting under performing or other non-strategic assets. The strategy is designed to generate cash to pay down debt, to reduce business risk, and to provide for more predictable future operating revenues and earnings. Through this strategy, CMS Energy is continuing to rightsize and to restructure its business operations. In 2003, CMS Energy has experienced increased competition, cooler summer temperatures, slow general economic recovery in Michigan, costs associated with debt retirement and refinancing, and the loss of earnings from businesses and assets sold.

                                              In Millions (except for per share amounts)
----------------------------------------------------------------------------------------
   Three months ended September 30                      2003         2002         Change
----------------------------------------------------------------------------------------
Electric Utility                                       $  59         $ 88         $ (29)
Gas Utility                                              (19)         (18)           (1)
Enterprises                                               13           58           (45)
Corporate Interest and Other                             (87)        (117)           30
----------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                 (34)          11           (45)
----------------------------------------------------------------------------------------
Discontinued Operations                                  (43)          25           (68)
Accounting Changes                                         -            1            (1)
----------------------------------------------------------------------------------------
Net Income (Loss)                                      $ (77)        $ 37         $(114)
========================================================================================

For the three months ended September 30, 2003, CMS Energy's net loss totaled $77 million. The net loss reflects a $42 million after-tax asset impairment charge at Enterprises, $28 million after-tax of debt retirement and refinancing costs, and cooler summer weather.

COMPARISON TO COMPARABLE PERIOD IN 2002

Results from continuing operations ($34 million loss) were $45 million worse than the $11 million of income earned in 2002. The decrease in results from continuing operations reflects decreased Electric Utility deliveries due to a cooler summer in 2003 and more industrial and commercial customers choosing different electricity suppliers (see Electric Utility section in Results of Operations). The decrease also reflects lower Enterprises' earnings due to the absence of a $15 million after-tax gain on 2002 asset sales and the loss of

                                     CMS-14

                                                          CMS Energy Corporation

earnings from businesses and assets sold (see Enterprises Outlook section in MD&A). These reductions in earnings were partially offset by a $30 million after-tax reduction in Corporate Interest and Other expenses. This expense reduction reflects the absence of a $41 million after-tax income tax valuation allowance recorded in 2002 attributable to a reduction in AMT carryforwards (see Corporate Interest and Other section in Results of Operations).

Loss from discontinued operations was $43 million, a decrease of $68 million from the comparable period in 2002, due to a $42 million after-tax asset impairment at Enterprises and reduced earnings resulting from the sale of CMS Oil and Gas in 2002, Panhandle in 2003, and other businesses as CMS Energy continues to implement its back-to-basics strategy.

                                                     In Millions (except for per share amounts)
-----------------------------------------------------------------------------------------------
    Nine months ended September 30                                           2003         2002
-----------------------------------------------------------------------------------------------
CMS Energy Net Income (Loss)                                               $   (43)      $    5
CMS Energy Basic Earnings (Loss) per Share                                 $ (0.29)      $ 0.04
CMS Energy Diluted Earnings (Loss) Per Share                               $ (0.29)      $ 0.04

                                                 In Millions (except for per share amounts)
-------------------------------------------------------------------------------------------
    Nine months ended September 30                        2003         2002        Change
-------------------------------------------------------------------------------------------
Electric Utility                                         $ 145        $ 222        $  (77)
Gas Utility                                                 40           13            27
Enterprises                                                 48          126           (78)
Corporate Interest and Other                              (196)        (221)           25
-------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                    37          140          (103)
-------------------------------------------------------------------------------------------
Discontinued Operations                                    (56)        (153)           97
Accounting Changes                                         (24)          18           (42)
-------------------------------------------------------------------------------------------
Net Income (Loss)                                        $ (43)       $   5        $  (48)
===========================================================================================

For the nine months ended September 30, 2003, CMS Energy's net loss totaled $43 million. The net loss reflects a $42 million after-tax asset impairment at Enterprises, a $30 million after-tax loss on the Panhandle sale, $25 million after-tax of debt retirement and refinancing costs, cooler summer weather, and improved Gas Utility earnings.

COMPARISON TO COMPARABLE PERIOD IN 2002

Income from continuing operations was $103 million lower than the $140 million of income earned in 2002. The decrease in income from continuing operations primarily reflects a decline at the Electric Utility resulting from reduced electric deliveries due to a cooler summer in 2003 and more industrial and commercial customers choosing different electricity suppliers, the absence of after-tax gains of $31 million primarily from the sale of transmission assets in 2002, and a scheduled refueling outage at Palisades (see Electric Utility Results of Operations). The decrease is also due to a decline in Enterprises' earnings reflecting the absence of an after-tax gain of $15 million associated with asset sales in 2002 and the continuing implementation of the back-to-basics strategy and the resulting loss of earnings from businesses and assets sold (see Enterprises Results of Operations and Enterprises Outlook section in the MD&A). The decrease was partially offset by improved Gas Utility earnings reflecting increased gas deliveries and the impacts of a final gas rate order issued in 2002 that increased tariff rates; and Enterprises' foreign currency gains from the stabilization of the Argentine Peso.

For the nine months ended September 30, 2003, Loss From Discontinued Operations which totaled $56 million includes a $30 million after-tax loss resulting from the sale of Panhandle and a $42 million after-tax asset

                                     CMS-15

                                                          CMS Energy Corporation

impairment at CMS Electric and Gas, an improvement of $97 million from the comparable period in 2002. Loss from Discontinued Operations for the nine months ended September 30, 2002 reflects an after-tax gain on the sale of CMS Energy's ownership interests in Equatorial Guinea properties of $310 million, and the cumulative effect on a change in accounting for goodwill impairments, net of tax, at both Panhandle of $(369) million and CMS Viron of $(10) million. The change in results also reflects the loss of earnings of businesses and assets sold and asset impairments and writedowns.

The nine months ended September 30, 2003 net income includes a $23 million charge related to the cumulative effect of a change in accounting resulting from the implementation of EITF Issue No. 02-03 and a $1 million charge associated with the implementation of SFAS No. 143. The nine months ended September 30, 2002 net income reflects $18 million of after-tax earnings due to an accounting change to adjust the fair value of certain long-term contracts held at the MCV Partnership recorded in the second quarter of 2002.

CONSUMERS' ELECTRIC UTILITY RESULTS OF OPERATIONS

ELECTRIC UTILITY NET INCOME:

                                                                  In Millions
------------------------------------------------------------------------------
   September 30                          2003            2002          Change
------------------------------------------------------------------------------
Three months ended                       $ 59            $ 88           $(29)
Nine months ended                        $145            $222           $(77)
==============================================================================

                                                            Three Months Ended             Nine Months Ended
------------------------------------------------------------------------------------------------------------------
        Reasons for change                             September 30, 2003 vs. 2002     September 30, 2003 vs. 2002
------------------------------------------------------------------------------------------------------------------
Electric deliveries                                               $ (34)                         $ (38)
Power supply costs and related revenue                                2                             14
Other operating expenses and non-commodity revenue                   (5)                           (43)
Asset sales                                                           -                            (38)
General taxes                                                        (3)                            12
Fixed charges                                                        (5)                           (18)
Income taxes                                                         16                             34
                                                       -----------------------------------------------------------
Total change                                                      $ (29)                         $ (77)
==================================================================================================================

ELECTRIC DELIVERIES: For the three months ended September 30, 2003, electric delivery revenues decreased by $34 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 10.3 billion kWh, a decrease of 0.6 billion kWh or 4.9 percent from 2002. The decrease in revenue is primarily the result of decreased deliveries to the higher margin residential sector due to milder summer temperatures in 2003 compared to the same period in 2002, which included record setting monthly sendout and monthly hourly peak demand volumes. Commercial and industrial customers switching to alternative electric suppliers as allowed by the Customer Choice Act further reduced electric delivery revenues.

For the nine months ended September 30, 2003, electric delivery revenues decreased by $38 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 29.3 billion kWh, a decrease of 0.2 billion kWh or 0.6 percent from 2002.

                                     CMS-16

                                                          CMS Energy Corporation

The decrease in delivery revenues can be attributed to the continuing switch by commercial and industrial customers to alternative electric suppliers allowed by the Customer Choice Act. Also contributing to decreased electric deliveries was a reduction in residential consumption due to milder summer temperatures in 2003 compared to the same period in 2002, which included record setting monthly send out and monthly hourly peak demand volumes.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended September 30, 2003, power supply costs and related revenues increased electric net income by $2 million from 2002.

For the nine months ended September 30, 2003, power supply costs and related revenues increased electric net income by $14 million from 2002. This increase is primarily the result of increased intersystem revenues due to higher market prices and sales made from additional surplus capacity.

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUE: For the three months ended September 30, 2003, net operating expenses and non-commodity revenue decreased operating income by $5 million compared to 2002. This decrease relates primarily to increased amortization expense from securitized assets and reduced miscellaneous electric service revenues.

For the nine months ended September 30, 2003, operating expenses increased compared to 2002. This increase can be attributed to storm restoration expenses, a scheduled refueling outage at Palisades, which began on March 16, 2003 and ended on April 20, 2003, and higher transmission costs due to the loss of a financial return on the Consumers' transmission system asset sold in May 2002. Slightly offsetting these increased operating expenses were increased non-commodity revenues associated with miscellaneous service revenues.

ASSET SALES: For the nine months ended September 30, 2003, pretax income from asset sales decreased $38 million from the comparable period in 2002. This is the result of the $31 million pretax gain associated with the May 2002 sale of Consumers' electric transmission system and the $7 million pretax gain associated with the June 2002 sale of nuclear equipment from the cancelled Midland project.

GENERAL TAXES: For the three months ended September 30, 2003, general taxes increased $3 million compared to 2002 primarily due to larger property tax expense from increased investment.

For the nine months ended September 30, 2003, general taxes decreased $12 million from the comparable period in 2002. This decrease is due to reduced MSBT expenses related to the years 2000 and 2001. This is the result of CMS Energy receiving approval to file consolidated tax returns for the years 2000 and 2001. These returns were filed during the second quarter of 2003.

FIXED CHARGES: For the three and nine months ended September 30, 2003, fixed charges increased $5 million and $18 million, respectively, from the comparable period in 2002. These increases can be attributed to increased financing activities.

INCOME TAXES: For the three and nine months ended September 30, 2003, income tax expense decreased $16 million and $34 million, primarily due to a decrease in earnings by the electric utility compared to 2002.


                                     CMS-17

                                                          CMS Energy Corporation

CONSUMERS' GAS UTILITY RESULTS OF OPERATIONS

GAS UTILITY NET INCOME:

                                                            In Millions
-----------------------------------------------------------------------
  September 30                              2003      2002       Change
-----------------------------------------------------------------------
Three months ended                         $(19)      $(18)       $ (1)
Nine months ended                          $ 40       $ 13        $ 27
=======================================================================

                                                         Three Months Ended                Nine Months Ended
------------------------------------------------------------------------------------------------------------------
      Reasons for change                             September 30, 2003 vs. 2002       September 30, 2003 vs. 2002
------------------------------------------------------------------------------------------------------------------
Gas deliveries                                                 $  (14)                            $ 14
Gas rate increase                                                   5                               35
Gas wholesales and retail services                                  1                                4
Operation and maintenance                                           8                               (6)
General taxes, depreciation, and other income                      (1)                              (2)
Fixed charges                                                      (1)                              (4)
Income taxes                                                        1                              (14)
                                                               ---------------------------------------------------
Total change                                                   $   (1)                            $ 27
==================================================================================================================

GAS DELIVERIES: For the three months ended September 30, 2003, gas delivery revenues decreased by $14 million from the previous year. The decrease primarily reflects $7 million of increased expense associated with Consumers' annual analysis of gas losses related to the gas transmission and distribution system. The adjustment is recorded as a reduction to accrued gas revenues. System deliveries, including miscellaneous transportation, totaled 38.2 bcf, a decrease of 1.9 bcf or 4.8 percent compared with 2002.

For the nine months ended September 30, 2003, gas delivery revenues increased by $14 million from the previous year. System deliveries, including miscellaneous transportation, totaled 272.7 bcf, an increase of 18 bcf or 7.1 percent compared with 2002. This increase is primarily due to colder weather during the first quarter that resulted in increased deliveries to the residential and commercial sectors in 2003.

GAS RATE INCREASE: In November 2002, the MPSC issued a final gas rate order authorizing a $56 million annual increase in Consumers' gas tariff rates. As a result of this order, for the three and nine months ended September 30, 2003, Consumers recognized increased gas revenues of $5 million and $35 million, respectively.

OPERATION AND MAINTENANCE: For the three months ended September 30, 2003, operation and maintenance expenses decreased $8 million when compared to 2002. This decrease reflects the absence of gas storage inventory losses recorded in 2002.

For the nine months ended September 30, 2003, operation and maintenance expenses increased $6 million when compared to 2002. This increase reflects the recognition of additional expenditures on safety, reliability and customer service.

INCOME TAXES: For the three months ended September 30, 2003, income tax expense decreased primarily

                                     CMS-18

                                                          CMS Energy Corporation

due to decreased earnings of the gas utility compared to 2002.

For the nine months ended September 30, 2003, income tax expense increased primarily due to improved earnings of the gas utility.

ENTERPRISES RESULTS OF OPERATIONS

                                                                    In Millions
-------------------------------------------------------------------------------
  September 30                                 2003         2002        Change
-------------------------------------------------------------------------------
Three months ended                             $ 13        $  58        $ (45)
Nine months ended                              $ 48        $ 126        $ (78)
-------------------------------------------------------------------------------

For the three months ended September 30, 2003, Enterprises' net income was $13 million, a decrease of $45 million from the comparable period in 2002. The decrease in earnings reflects the absence of a $15 million after-tax benefit associated with the sale of an ownership interest in NPS in 2002, foreign currency losses in 2003, and the shift in business strategy and sale of Enterprises assets and businesses (see the Enterprises Outlook section in the MD&A).

For the nine months ended September 30, 2003, Enterprises' net income was $48 million, a decrease of $78 million from the comparable period in 2002. The decrease in earnings reflects the absence of a $15 million after-tax benefit associated with the sale of an ownership interest in NPS in 2002, and the shift in business strategy and sale of Enterprises assets and businesses (see the Enterprises Outlook section in the MD&A). The decrease was partially offset by foreign currency gains related to the stabilization of the Argentine Peso and increased earnings at CMS Generation due to lower depreciation expenses.

OTHER RESULTS OF OPERATIONS

CORPORATE INTEREST AND OTHER:

                                                                     In Millions
--------------------------------------------------------------------------------
  September 30                                  2003          2002      Change
--------------------------------------------------------------------------------
Three months ended                            $  (87)       $ (117)      $ 30
Nine months ended                             $ (196)       $ (221)      $ 25
--------------------------------------------------------------------------------

For the three months ended September 30, 2003, corporate interest and other net expenses were $87 million, a decrease of $30 million from the comparable period in 2002. The decrease is primarily due to a $41 million reduction of income tax expense due to the absence of a 2002 valuation allowance recorded on AMT credit carryfowards, and a $26 million after-tax reduction in restructuring charges. These decreases were offset by a $28 million after-tax increase in debt retirement and refinancing costs, and an increase in other corporate interest expenses.

For the nine months ended September 30, 2003, corporate interest and other net expenses were $196 million, a decrease of $25 million from the comparable period in 2002. The decrease is primarily due to a $41 million reduction of income tax expense due to the absence of a 2002 valuation allowance recorded on AMT credit carryfowards, a $28 million after-tax reduction of restructuring charges, and $20 million of MSBT refunds received in 2003. These decreases were offset partially by a $25 million after-tax increase in debt retirement and refinancing costs, the establishment in June 2003 of a $24 million deferred tax asset valuation allowance that may not be used in the future due to changes in CMS Energy's tax planning strategy, and an increase in other corporate interest expenses.

                                     CMS-19

                                                          CMS Energy Corporation

DISCONTINUED OPERATIONS: For the nine months ended September 30, 2003, discontinued operations included International Energy Distribution and Marysville, as well as Panhandle, CMS Viron, and CMS Field Services through their respective dates of sale. For the nine months ended September 30, 2002, discontinued operations included Panhandle, CMS Viron, CMS Field Services, International Energy Distribution, and Marysville, and CMS Oil and Gas through its respective date of sale. For more information, see Note 3, Discontinued Operations.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING, AND FINANCING

CMS Energy's primary ongoing source of cash is dividends and other distributions from subsidiaries, including proceeds from asset sales. For the first nine months of 2003, Consumers paid $162 million in common dividends and Enterprises paid $179 million in common dividends and other distributions to CMS Energy. Included in Enterprises' distributions to CMS Energy was a $16 million stock dividend, discussed below. In October 2003, Consumers declared a $57 million common dividend to CMS Energy, payable in November 2003. CMS Energy's consolidated cash requirements are met by its operating, investing, and financing activities. Consistent with CMS Energy's liquidity objectives, $869 million consolidated cash was on hand at September 30, 2003, which includes $205 million of restricted cash. Restricted cash includes cash collateral for letters of credit to satisfy certain debt agreements and is classified as a current asset as all restricted cash relates to letters of credit maturing within one year.

The following discussion of operating, investing, and financing activities summarizes CMS Energy's Consolidated Statements of Cash Flows found in CMS Energy's consolidated financial statements.

OPERATING ACTIVITIES: CMS Energy's net cash provided by operating activities is derived mainly from the processing, storage, transportation and sale of natural gas and the generation, distribution and sale of electricity. For the first nine months, cash used in operations after interest charges totaled $14 million in 2003 and cash provided from operations after interest charges totaled $333 million in 2002. The $347 million decrease in cash from operations resulted primarily from an increased pension contribution, an increase in inventories, and a decrease in accounts payable and accrued expenses. CMS Energy uses cash derived from its operating activities primarily to maintain and expand its businesses and to pay interest on and retire portions of its long-term debt.

INVESTING ACTIVITIES: For the first nine months, CMS Energy's net cash provided by investing activities totaled $501 million in 2003 and $884 million in 2002. The $383 million decrease in cash provided primarily reflects a decrease of $685 million in proceeds received from the sale of assets. CMS Energy's expenditures, including investments and assets placed under capital lease, in the first nine months of 2003 for its utility and diversified energy businesses were $326 million and $46 million, respectively, compared to $461 million and $187 million, respectively, for the first nine months of 2002.

FINANCING ACTIVITIES: For the first nine months, CMS Energy's net cash used in financing activities totaled $184 million in 2003 and $1,008 million in 2002. The $824 million change in financing cash flow resulted primarily from an increase in proceeds received from notes, bonds and other long-term debt of $1.576 billion, a decrease in the retirement of trust preferred securities of $111 million, and a decrease in the payment of common stock dividends of $124 million. These improvements in financing activities were offset partially by a decrease in the proceeds received from the issuance of common stock of $133 million, an increase in retirement of notes, bonds and other long-term debt of $378 million, and a decrease in notes payable of $324 million.

                                     CMS-20

                                                          CMS Energy Corporation

OTHER INVESTING AND FINANCING MATTERS: In January 2003, the Board of Directors suspended the payment of CMS Energy's common stock dividend in order to improve liquidity.

In June 2003, Enterprises transferred its 1,967,640 shares of CMS Energy Common Stock, valued at $16 million, to CMS Energy in the form of a stock dividend. There was no impact on shares outstanding or the consolidated income statement.

OBLIGATIONS AND COMMITMENTS

The following information on CMS Energy's contractual obligations, off-balance sheet arrangements and commercial commitments is provided to collect information in a single location so that a picture of liquidity and capital resources is readily available. For further information see Note 4, Uncertainties and Note 5, Financings and Capitalization.

The following table shows a summary of CMS Energy's contractual obligations, including off-balance sheet commitments at September 30, 2003.

Contractual Obligations                                                                                       In Millions
-------------------------------------------------------------------------------------------------------------------------
                                                                              Payments Due
                                                 ------------------------------------------------------------------------
      September 30                   Total         2003        2004         2005         2006         2007        Beyond
-------------------------------------------------------------------------------------------------------------------------
On-balance sheet
   Long-term debt                   $ 6,291      $     -      $   205      $   602      $   513      $   537      $ 4,434
   Current portion of debt              172           43          129            -            -            -            -
   Notes payable                          4            1            3            -            -            -            -
   Capital Lease Obligations            128            4           15           14           13           12           70
-------------------------------------------------------------------------------------------------------------------------
Total on-balance sheet              $ 6,595      $    48      $   352      $   616      $   526      $   549      $ 4,504
-------------------------------------------------------------------------------------------------------------------------

Off-balance sheet:
   Non-recourse debt                $ 2,647      $   229      $   152      $   116      $   409      $    13      $ 1,728
   Operating leases                      92            7           14           12           12           10           37
   Sale of accounts receivable          254          254            -            -            -            -            -
   Unconditional purchase
     Obligations                     17,897          601        1,577        1,197          905          743       12,874
-------------------------------------------------------------------------------------------------------------------------
Total off-balance sheet             $20,890      $ 1,091      $ 1,743      $ 1,325      $ 1,326      $   766      $14,639
=========================================================================================================================

LONG-TERM DEBT

CMS Energy Long-Term Financings: In July 2003, CMS Energy issued, in a private placement to institutional investors, $150 million of 3.375 percent convertible senior notes due July 15, 2023. The notes are putable to CMS Energy by the note holders at par on July 15, 2008, July 15, 2013 and July 15, 2018. The notes are convertible into CMS Energy common stock at the option of the holder under certain circumstances. The initial conversion price is $10.671 per share, which translates into 93.7137 shares of common stock for each $1,000 principal note converted, and a total of 14,057,055 shares of CMS Energy common stock if all notes are converted. CMS has agreed to file a shelf registration statement with the SEC by October 14, 2004 relating to the resale of the notes and the common stock issuable upon conversion thereof. Also in July 2003, CMS Energy issued $300 million of 7.75 percent senior notes due 2010. CMS Energy has agreed to file a registration statement with the SEC by March 14, 2004 to permit holders of these notes to exchange the notes for new notes that will be registered under the Securities Act of 1933. The approximately $433 million of

                                     CMS-21

                                                          CMS Energy Corporation

proceeds from these issuances were used to retire a portion of debt outstanding under CMS Energy's Second Amended and Restated Senior Credit Agreement and to redeem a portion of CMS Energy's 6.75 percent Senior Notes due January 2004.

In July 2003, CMS Energy retired $150 million principal amount of CMS Energy's
8.375 percent Reset Put Securities due 2013. As a result, CMS Energy recorded a charge in July 2003 of approximately $19 million after-tax related to the accelerated amortization of debt issuance costs and the premium paid associated with the discharge of these securities. In October 2003, $82 million of the 6.75 percent senior notes were called and redeemed. In October 2003, approximately $15 million of Series E GTNs were called and redeemed.

Consumers Long-Term Financings: The following is a summary of Consumers' Long-Term debt issuances during 2003:

-------------------------------------------------------------------------------------------------------------
 Facility         Principal                                                          Use of
  Type           (millions)   Issue Rate    Issue Date       Maturity Date           Proceeds      Collateral
-------------------------------------------------------------------------------------------------------------
Term Loan         $   140       LIBOR +     March 2003       March 2009                GCP           FMB (f)
                               475 bps
Term Loan             150       LIBOR +     March 2003       March 2006 (c)            GCP           FMB (f)
                               450 bps
FMB (a)               375       5.375%      April 2003       April 2013                (c)              -
FMB (a)               250       4.250%      April 2003       April 2008                (c)              -
FMB (a)               250       4.000%      May 2003         May 2010                  (d)              -
FMB (b)               200       4.800%      August 2003      February 2009             (e)              -
FMB (b)               200       6.000%      August 2003      February 2014             (e)              -
                  -------
Total             $ 1,565
=============================================================================================================

(GCP - General Corporate Purposes)

(FMB - First Mortgage Bonds)

(bps - basis points)

(a) Consumers has agreed to file a registration statement with the SEC by December 26, 2003 to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

(b) Consumers has agreed to file a registration statement with the SEC by April 14, 2004 to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

(c) Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment and for general corporate purposes that included paying down additional debt.

(d) Consumers used the net proceeds to prepay a portion of a term loan that was due to mature in July 2004.

(e) Consumers used the net proceeds to pay off the $150 million term loan negotiated in March 2003 that was due to mature in March 2006 as well as the remaining $50 million balance on a term loan that was due to mature in March 2004, and for general corporate purposes.

(f) Refer to "Regulatory Authorization for Financings" below for information about Consumers' remaining FERC debt authorization.

As part of Consumers' ongoing cost reduction measures in an attempt to reduce its financing costs, Consumers will continue to monitor financial markets.

                                     CMS-22

                                                          CMS Energy Corporation



Short-Term Financings: On March 30, 2003, CMS Energy entered into an amendment and restatement of its then existing $300 million and $295.8 million revolving credit facilities under which $409 million was outstanding. The Second Amended and Restated Senior Credit Agreement included a $159 million tranche with a maturity date of April 30, 2004 and a $250 million tranche with a maturity date of September 30, 2004. The facility was underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent which included the initial commitment fee. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, were required to be used to prepay this facility. This facility was collateralized primarily by the stock of Consumers, Enterprises and certain Enterprises subsidiaries. In July 2003, the facility was paid down to $5 million with a combination of a portion of the proceeds of the sale of CMS Field Services and a portion of the proceeds of the issuance of the $300 million 7.75 percent Senior Notes due 2010. On September 12, 2003, this credit agreement was amended and restated in the amount of $5 million. The amended and restated credit facility does not include any restrictive financial covenants. As of September 30, 2003, $5 million is outstanding on this facility.

In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. In September 2003, this facility was amended and restated as a $400 million revolving credit facility. The interest rate of the facility was reduced from LIBOR plus 350 to LIBOR plus 175 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. At September 30, 2003, all of the $400 million is available for general corporate purposes.

In May 2003, CMS Energy entered into a revolving credit facility in an aggregate amount of $185 million. The maturity date of this facility is May 21, 2004. This facility is primarily used to provide letter of credit support for Enterprises' subsidiary activities - principally credit support for project debt. Enterprises provides funds to cash collateralize all letters of credit issued through this facility. As of September 30, 2003, approximately $167 million of letters of credit were issued under this facility and the cash that collateralizes the letters of credit is included on the balance sheet as restricted cash.

Regulatory Authorization for Financings: At September 30, 2003, Consumers had FERC authorization, through June 2004, to issue or guarantee up to $1.1 billion of short-term securities outstanding at any one time. As of September 30, 2003, Consumers had $400 million outstanding as collateral for the revolving credit facility (discussed below) and had an additional $700 million available for future issuances of short-term securities. At September 30, 2003, Consumers also had remaining FERC authorization, through June 2004, to issue up to $800 million of long-term securities for refinancing or refunding purposes, $560.3 million of long-term securities for general corporate purposes, and $2.06 billion of long-term first mortgage bonds to be issued solely as collateral for other long-term securities. Also, FERC has granted waivers of its competitive bid/negotiated placement requirements applicable to the long-term securities authorization indicated above.

Required Ratios: CMS Energy's amended and restated $5 million credit facility does not include any restrictive financial covenants. Consumers' credit facilities have restrictive financial covenants that require Consumers to maintain, as of the last day of each fiscal quarter, the following:


                                     CMS-23

                                                          CMS Energy Corporation

      Required Ratio                                   Limitation              Ratio at September 30, 2003
----------------------------------------------------------------------------------------------------------
CONSUMERS:
Debt to Capital Ratio(a)(b)                    not more than 0.65 to 1.00              0.58 to 1.00

Interest Coverage Ratio-Revolver(a)            not less than 2.00 to 1.00              3.34 to 1.00
==========================================================================================================

    (a) Violation of this ratio would constitute an event of default under the facility that provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

    (b) The terms of the credit facility provide for the exclusion of securitization bonds in the calculation of the debt to capital ratio.

In 1994, CMS Energy executed an indenture with JPMorgan Chase Bank, ultimate successor to The Chase Manhattan Bank, pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At September 30, 2003, CMS Energy's consolidated leverage ratio was 0.76 to 1.0. As a result, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and may refinance existing debt that was incurred while CMS Energy was in compliance with the consolidated leverage ratio.

In 1992, CMS Energy executed an indenture with Bank One Trust Company, N.A. (successor to NBD Bank, National Association) pursuant to which CMS Energy issues its senior notes. The indenture, through supplements, contains certain provisions that can trigger a limitation on consolidated indebtedness and the ability of Consumers to incur indebtedness. The limitation can be activated when CMS Energy's consolidated coverage ratio, as defined in the indenture, is below
1.70 to 1.0. At September 30, 2003, CMS Energy's consolidated coverage ratio was
2.02 to 1.0.

Consumers is subject to covenants in its financing agreements that could limit its ability to incur additional indebtedness. Consumers has agreed in several of its financing agreements to maintain specified levels of cash coverage of its interest requirements and to not allow its indebtedness to exceed specified levels of its consolidated capitalization (the "Debt Percentage Tests"). Consumers is in compliance with these requirements as of the most recent measurement date, September 30, 2003. These covenants make use of both generally accepted accounting principles and defined contractual terms in specifying how the relevant calculations are made. Consumers sought and received amendments to certain of its financing agreements to modify the terms of the Debt Percentage Tests in order to, among other things, remove the effect of the adoption of SFAS No. 150, portions of which have now been deferred indefinitely, regarding Trust Preferred Securities on the calculations.

Restricted Payments: Under the provisions of its articles of incorporation, Consumers had $412 million of unrestricted retained earnings available to pay common dividends at September 30, 2003. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. Through September 30, 2003, Consumers paid $162 million in common dividends. In October 2003, Consumers declared a $57 million common dividend payable in November 2003.

For information on the potential cap on common dividends payable included in the MPSC Securitization order see Consumers' Electric Utility Business Outlook, "Competition and Regulatory Restructuring - Securitization." Also, for information on the potential cap on common dividends payable included in the MPSC Staff's recommendation in Consumers' 2003 gas rate case see Consumers' Gas Utility Business Outlook, "2003 Gas Rate Case."



                                     CMS-24

                                                          CMS Energy Corporation

PREFERRED SECURITIES

In August 2003, 8,800,000 units of outstanding 7.25% Premium Equity Participating Security Units (CMS Energy Trust III) were converted to 16,643,440 newly issued shares of CMS Energy Common Stock.

OTHER BALANCE SHEET OBLIGATIONS

CMS Energy has other contractual obligations including notes payable and capital lease obligations. Notes payable include Consumers' $400 million revolving credit agreement. Capital leases include leased service vehicles and the new headquarters building.

On November 7, 2003, Consumers closed a three-year $60 million term loan at an interest rate of LIBOR plus 135 basis points. The term loan is secured by First Mortgage bonds. The proceeds of the loan were used to purchase Consumers' headquarters building lease from the lessor, resulting in cost savings to Consumers.

OFF-BALANCE SHEET ARRANGEMENTS

CMS Energy's use of long-term contracts for the purchase of commodities and services, the sale of Consumers' accounts receivable, and operating leases are considered to be off-balance sheet arrangements. CMS Energy's operating leases are predominately railroad coal car leases, vehicles and miscellaneous office equipment. The full lease obligation becomes due in case of lease payment default. In addition, CMS Energy, through its subsidiary companies, has equity investments in partnerships and joint ventures in which they have a minority ownership interest. CMS Energy's proportionate share of unconsolidated debt associated with these investments is non-recourse to CMS Energy.

In July 2003, CMS Energy and the National Power Company, through their joint venture, Jubail Energy Company, closed a $170 million project financing for construction of a co-generation plant designed to produce up to 250 MW of electricity and 510 tons of industrial steam per hour. This financing did not require any additional project investment by CMS Energy. The debt is non-recourse to CMS Energy and its subsidiaries and is not included on CMS Energy's balance sheet. At September 30, 2003, $14 million of this facility is drawn and is included in non-recourse debt in the "Contractual Obligations" table above.

Sale of Accounts Receivable: Under a revolving accounts receivable sales program, Consumers currently sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity, Consumers Receivables Funding II. In turn, Consumers Receivables Funding II may sell an undivided interest in up to $325 million of the receivables to a bank-sponsored commercial paper conduit. The amount sold to the conduit was $254 million at September 30, 2003 and $325 million at September 30, 2002. These amounts are excluded from accounts receivable in Consumers' consolidated balance sheets. Consumers continues to service the receivables sold; however, the purchaser of the receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the receivables sold and Consumers retains no interest in the receivables sold.

Unconditional Purchase Obligations: Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations.

Included in unconditional purchase obligations are long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $47 million per month for the remaining three months of 2003, including $34 million related to the MCV Facility. For the period that a plant is not available to deliver electricity to Consumers, Consumers is not obligated to make the capacity payments to the plant. See Consumers' Electric Utility Results of Operations above and Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters - Power Supply Costs" and "Other Consumers' Electric Utility Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.



                                     CMS-25

                                                          CMS Energy Corporation

COMMERCIAL COMMITMENTS

As of September 30, 2003, CMS Energy, Enterprises, and their subsidiaries have guaranteed payment of obligations through guarantees, indemnities and letters of credit, of unconsolidated affiliates and related parties approximating $477 million. Included in this amount, Enterprises, in the ordinary course of its business, has guaranteed contracts of CMS MST that contain certain schedule and performance requirements. As of September 30, 2003, the actual amount of financial exposure covered by these guarantees and indemnities was $52 million. Management monitors and approves these obligations and believes it is unlikely that CMS Energy would be required to perform or otherwise incur any material losses associated with these guarantees. Indemnities are three-party agreements used to assure performance of contracts by CMS Energy. Letters of credit are issued by banks guaranteeing CMS Energy's payments of its drafts. Drafts are for a stated amount and for a specified period; they substitute the bank's credit for CMS Energy's and reduce the credit risk for the other party.

Commercial Commitments                                                                               In Millions
----------------------------------------------------------------------------------------------------------------
                                                                        Commitment Expiration
----------------------------------------------------------------------------------------------------------------
    September 30                       Total           2003       2004      2005       2006      2007     Beyond
----------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                          $ 208           $ -        $  -      $  -        $ 4       $ -     $ 204
   Indemnities                            65             -           -        35          -         -        30
   Letters of Credit (a)                 204             5         195         -          -         -         4
----------------------------------------------------------------------------------------------------------------
Total                                  $ 477           $ 5        $195      $ 35        $ 4       $ -     $ 238
================================================================================================================

(a) At September 30, 2003, CMS Energy had $176 million of cash collateralized letters of credit and the cash used to collateralize the letters of credit is included in Restricted Cash on the consolidated balance sheet.

For further information, see Note 5, Financings and Capitalization.

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

CMS Energy has contractual obligations and planned capital expenditures that would require substantial amounts of cash. As of January 2003, CMS Energy at the parent level had approximately $598 million and Consumers and its subsidiaries had approximately $727 million of publicly issued and credit facility debt maturing in 2003. During 2003, CMS Energy and Consumers have taken steps to address their 2003 maturities, as described below. As of September 30, 2003, CMS Energy at the parent level had approximately $28 million, Consumers and its subsidiaries had approximately $7 million, and Enterprises had approximately $8 million of publicly issued and credit facility debt maturing in 2003. In addition, CMS Energy could become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit.

CMS ENERGY PARENT LEVEL LIQUIDITY

CMS Energy has reduced debt through asset sales and securitization proceeds, with a total of approximately $3.5 billion in cash proceeds from such events over the two preceding calendar years. For the nine months

                                     CMS-26

                                                          CMS Energy Corporation

ended September 30, 2003, CMS Energy has received gross cash proceeds of approximately $848 million and stock valued at September 30, 2003 of approximately $54 million as a result of additional asset sales as described below. Refer to Capital Resources and Liquidity, "Long-Term Debt" above for information about CMS Energy's 2003 debt financings.

In January 2003, CMS Energy closed on the sale of a substantial portion of CMS MST's natural gas trading contracts for $17 million of gross cash proceeds. The sale of Centennial, resulting in gross proceeds to CMS Energy of $40 million, closed in February 2003. In March 2003, CMS MST sold the majority of its wholesale power book and related supply portfolio to Constellation Power Source, Inc. for gross cash proceeds of $34 million. The sale contains a potential to increase proceeds to $40 million dependent upon future years' performance of the sold assets. Additionally, during the first quarter of 2003, CMS MST sold its 50 percent joint venture ownership interest in Texon, its 50 percent interest in Premstar and its Tulsa retail contracts, resulting in net cash proceeds of approximately $6 million.

In June 2003, CMS Energy completed the sale of its one-third membership interest in the Guardian Pipeline, L.L.C., to a subsidiary of WPS Resources Corporation. Gross proceeds from the sale were $26 million and were used to reduce debt. In conjunction with the sale, approximately $63 million of cash that CMS Energy had committed to collateralize a letter of credit was released. CMS Energy recorded a loss on the sale of Guardian of $4 million ($3 million, net of tax) in the second quarter of 2003.

In June 2003, CMS Energy completed the previously announced sale of all of the outstanding capital stock of Panhandle to Southern Union Panhandle Corp., a newly formed entity owned by Southern Union. CMS Energy received gross cash proceeds of approximately $582 million and three million shares of Southern Union common stock, worth approximately $49 million based on the June 11, 2003 closing price of $16.48 per share. The sale agreement allowed CMS Energy to sell the stock 90 days after the closing date of June 11, 2003. The Southern Union common stock was recorded as a current asset on CMS Energy's balance sheet. In July 2003, Southern Union declared a five percent common stock dividend payable July 31, 2003, to shareholders of record as of July 17, 2003. As a result of the stock dividend, on September 30, 2003, CMS Energy held 3.15 million shares of Southern Union common stock, worth approximately $54 million, based on the closing price of $17.00 per share. The increase in CMS Energy's value of the Southern Union common stock of approximately $2 million was recorded in dividend income. In October 2003, CMS Energy sold its 3.15 million shares of Southern Union common stock to a private investor for $17.77 per share. The proceeds from the stock sale of approximately $56 million will be used to reduce debt.

Southern Union Panhandle Corp. also assumed approximately $1.166 billion of Panhandle debt. CMS Energy used the initial cash proceeds from the sale of Panhandle to pay off and terminate Enterprises' $441 million and $75 million revolving credit facilities. The $30 million after-tax loss on the sale is included in discontinued operations.

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

In July 2003, CMS Energy completed the sale of CMS Field Services to Cantera Resources Inc. for gross cash proceeds of approximately $113 million and a $50 million face value note of Cantera Resources Inc. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2004 through 2008. The sale resulted in a $5 million loss ($1 million, net of tax), which is included in discontinued operations. The net sales proceeds of approximately $100 million were used to reduce debt.

                                     CMS-27

                                                          CMS Energy Corporation

CMS Energy believes that further targeted asset sales, together with its planned reductions in operating expenses, capital expenditures, and the suspension of the common dividend also will contribute to improved liquidity. CMS Energy believes that its present level of cash, along with anticipated cash flows from operating and investing activities will be sufficient to meet its liquidity needs through 2003. CMS Energy believes, but can provide no assurance, that it will have sufficient liquidity to meet its debt maturities through 2004.

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

Historically, Consumers has met its consolidated cash needs through its operating and financing activities and access to bank financing and the capital markets. In 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers may also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit as indicated above. Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of borrowings, reduced capital expenditures, cash flow generated from operations, and other measures. Refer to Capital Resources and Liquidity, "Long Term Debt" above for information about Consumers' 2003 debt financings.

Consumers believes that its present level of cash and borrowing capacity (assuming access to capital markets), along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2004.

CORPORATE OUTLOOK

During 2003, CMS Energy continues to implement a back-to-basics strategy that focuses on a growing healthy utility and divesting under-performing or other non-strategic assets. The strategy is designed to generate cash to pay down debt, to reduce business risk, and to provide for more predictable future operating revenues and earnings.

Consistent with its back-to-basics strategy, CMS Energy is pursuing actively the sale of non-strategic and under-performing assets and has received approximately $3.5 billion of cash from asset sales, securitization proceeds and proceeds from LNG monetization since 2001. These assets are recorded at current fair value, however, upon the sale of additional non-strategic and under-performing assets, the proceeds realized may be different than the recorded value of those assets if market conditions change. Even though these assets have been identified for sale, management cannot predict when, nor make any assurance that, these asset sales will occur. CMS Energy anticipates, however, that the sales, if any, will result in additional cash proceeds that will be used to retire existing debt of CMS Energy or Consumers.

Earnings (loss) from equity method investments in Jorf Lasfar and the MCV Partnership were $11 million and $(7) million, respectively for the three months ended September 30, 2003 and $46 million and $19 million, respectively for the nine months ended September 30, 2003. As CMS Energy continues to implement its back-to-basics strategy and further reduces its ownership of non-utility assets, the percentage of CMS Energy's future earnings relating to Jorf Lasfar and the MCV Partnership may increase and CMS Energy's total future earnings may depend more significantly upon the performance of Jorf Lasfar and the MCV Partnership.

An affiliate of CMS Generation owns a 49.6 percent interest in the Loy Yang Power Partnership ("LYPP"), which owns the 2,000 MW Loy Yang coal-fired power project in Victoria, Australia. Due to unfavorable

                                     CMS-28

                                                          CMS Energy Corporation

power prices in the Australian market, the LYPP is not generating cash flow sufficient to meet its debt-service obligations. LYPP has A$500 million of term bank debt that, pursuant to extensions from the lenders, is scheduled to mature on February 12, 2004. The partners in LYPP (including affiliates of CMS Generation, NRG Energy Inc. and Horizon Energy Australia Investments) have been exploring the possible sale of the project (or control of the project) and a restructuring of the finances of LYPP.

In July 2003, a conditional share sale agreement was executed by the LYPP partners and partners of the Great Energy Alliance Corporation ("GEAC") to sell the project to GEAC for A$3.5 billion (approximately $2.4 billion in U.S. dollars), including A$165 million (approximately $111 million in U.S. dollars) for the project equity. The Australian Gas Light Company, the Tokyo Electric Power Company, Inc. and a group of financial investors led by the Commonwealth Bank of Australia formed GEAC earlier this year to explore the possible acquisition of Loy Yang. The conditions to completion of the sale to GEAC include consents from LYPP's lenders to a restructuring of the project's debt, satisfactory resolution of regulatory issues and approvals, rulings on tax and stamp duty obligations, and approvals from the investors in Horizon Energy Australia Investments and the creditors committee of NRG Energy Inc. It should be noted in particular that the Australian federal antitrust regulator has disapproved the transaction because of its perceived anticompetitive effects, and GEAC has brought an action for declaratory relief against the regulator to reverse that disapproval. Closing was targeted for early September 2003, but given the regulatory uncertainties, the parties to the share sale agreement have agreed to extend the date for resolution of the regulatory conditions to closing to not later than December 19, 2003, assuming satisfactory interim resolution of other closing conditions. The share sale agreement provides GEAC a period of exclusivity while the conditions of the purchase are satisfied. The ultimate net proceeds to CMS Energy for its equity share in LYPP may be subject to reduction based on the ultimate resolution of many of the factors described above as conditions to completion of the sale, as well as closing adjustments and transaction costs, and could likely range between $20 million and a nominal amount.

CMS Energy cannot predict whether this sale to GEAC will be consummated or, if not, whether any of the other initiatives will be successful, and it is possible that CMS Generation may lose all or a substantial part of its remaining equity investment in the LYPP. CMS Energy previously has written off its equity investment in the LYPP, and further write-offs would be limited to cumulative net foreign currency translation losses. The amount of such cumulative net foreign currency translation losses is approximately $168 million at September 30, 2003. Any such write-off would flow through CMS Energy's income statement but would not result in a reduction in shareholders' equity or cause CMS Energy to be in noncompliance with its financing agreements.

CONSUMERS' ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including utilization and expansion of manufacturing facilities. Consumers experienced higher electric deliveries in 2002 as a result of warmer than normal summer weather. For 2003, a slight decline in electric deliveries from 2002 is anticipated. This short-term outlook for 2003 assumes higher levels of manufacturing activity than in 2002 and normal weather conditions in the last three months of the year.

                                     CMS-29

                                                          CMS Energy Corporation

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of Consumers' electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of October 2003, alternative electric suppliers are providing 603 MW of generation supply to retail open access customers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

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

In March 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and Palisades expenditures previously not securitized were approved as proposed in its securitization case as discussed below in "Securitization", then Consumers' "net" Stranded Costs incurred in 2002 would be approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be

                                     CMS-30

                                                          CMS Energy Corporation

properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million.

In June 2003, the MPSC issued a financing order in the securitization case, authorizing the issuance of Securitization bonds in the amount of approximately $554 million. Included in this amount were Clean Air Act expenditures. However, the MPSC rejected Palisades expenditures previously not securitized as eligible securitized costs. As a result, the Palisades expenditures previously not securitized should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC. With the inclusion of the Palisades expenditures previously not securitized, Consumers' "net" Stranded Costs incurred in 2002 are estimated to be approximately $50 million.

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

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers has participated in this collaborative process. In July 2003, the staff suspended formal discussion while it considers possible conclusions and recommendations.

Implementation Costs: Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                           In Millions
--------------------------------------------------------------------------------------
Year Filed       Year Incurred     Requested     Pending      Allowed       Disallowed
--------------------------------------------------------------------------------------
1999              1997 & 1998         $20          $ -        $    15          $     5
2000                     1999          30            -             25                5
2001                     2000          25            -             20                5
2002                     2001           8            -              8                -
2003                     2002           2            2        Pending          Pending
======================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the order received for the year 2001, the MPSC also reserved the right to review again the implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of September 30, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded a regulatory asset of $16 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers is expected to begin after the rate freeze or rate cap period has expired. As discussed below, Consumers has asked to include implementation costs through December 31, 2000 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

                                     CMS-31

                                                          CMS Energy Corporation

Also, Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. In May 2003, the FERC issued an order denying MISO's request for authorization to reimburse Consumers. In June 2003, Consumers and MISO filed a joint petition for rehearing with the FERC. In September 2003, the FERC denied Consumers' and MISO's joint request. Consumers plans to appeal the FERC ruling at the United States Court of Appeals for the District of Columbia and pursue other potential means of recovery. In November 2003, in conjunction with Consumers' appeal of the September Order denying recovery, Consumers persuaded MISO to file a request with the FERC seeking authority to reimburse METC, the legal successor in interest to the Alliance RTO start-up costs. As part of the contract for sale of Consumers' former transmission system, should the Commission approve the new MISO filing, METC is contractually obligated to flow-through to Consumers the full amount of any Alliance RTO start-up costs that it is authorized to recover through FERC. Consumers cannot predict the outcome of the appeal process, the MISO request, or the amount of implementation costs, if any; the FERC ultimately will allow to be collected.

Securitization: In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. The application sought recovery of costs associated with Clean Air Act expenditures, Palisades expenditures previously not securitized, retail open access implementation costs through December 31, 2003, certain pension fund costs, and expenses associated with the issuance of the bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. The MPSC rejected Palisades expenditures previously not securitized as eligible securitized costs. Therefore, Palisades expenditures previously not securitized should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC.

In the June 2003 financing order, the MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a small fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the full service and bundled sales customers are increased under the rate design in the financing order in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. Also in July 2003, the Attorney General filed a claim of appeal related to the financing order and the Attorney General indicated it would challenge the lawfulness of the rate design. In October 2003, the Court of Appeals dismissed the appeal and indicated that the Attorney General could resubmit the appeal after the MPSC acted on Consumers' rehearing request. Subsequently, the Attorney General filed a motion of rehearing asking for reconsideration of the Court of Appeals' dismissal. The financing order will become effective after rehearing, resolution of appeals and upon acceptance by Consumers.

Rate Caps: The Customer Choice Act imposes certain limitations on electric rates that could result in Consumers being unable to collect from electric customers its full cost of conducting business. Some of these costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power and associated transmission costs from its customers. As a result, Consumers may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods. The rate freeze is in effect through December 31, 2003. The rate caps are in effect through at least December 31, 2004 for small commercial and industrial customers, and at least through December 31, 2005 for residential customers. After December 31, 2003, the statute would allow customers to petition the MPSC for rate reductions below the cap. Consumers would have the opportunity to respond to such a petition before rates could be reduced.

                                     CMS-32

                                                          CMS Energy Corporation

As a result of Consumers meeting the transmission capability expansion requirements and the market power test, as discussed in Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters - Electric Restructuring", Consumers has met the requirements under Public Act 141 to return to the PSCR process. On September 30, 2003, Consumers submitted a PSCR filing to the MPSC that would reinstate the PSCR process for customers whose rates will no longer be frozen or capped as of January 1, 2004. The proposed PSCR charge allows Consumers to recover a portion of its increased power supply costs from large commercial and industrial customers effective January 1, 2004. This is the first customer class for which the rate freeze and cap expire. Consumers will, pursuant to its right under applicable law, self-implement the proposed PSCR charge on January 1, 2004, unless the MPSC issues an order before that date establishing a different charge. The charge is subject to subsequent change by the MPSC during the PSCR period (calendar-year 2004). The revenues received pursuant to the PSCR charge by statute are also subject to subsequent reconciliation when the year is finished and actual costs have been reviewed for reasonableness and prudence. Consumers cannot predict the outcome of this filing.

Included in Consumers' retail electric customers' frozen rates is a nuclear decommissioning surcharge related to the decommissioning of Big Rock. The MPSC authorized collection of the surcharge through December 2000. Consumers has continued to collect the Big Rock nuclear decommissioning surcharge consistent with the provisions of the Customer Choice Act rate freeze in effect through December 31, 2003. Beginning in January 2004, the Big Rock decommissioning surcharge will be eliminated, reducing Consumers' annual electric revenues by approximately $35 million in 2004. A portion of this reduction is expected to be offset by the collection of increased PSCR revenues.

Industrial Contracts: In response to industry restructuring efforts, in 1995 and 1996, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts, totaling a maximum of approximately 685 MW of load, as part of its phased introduction to competition. Unless terminated or restructured, the majority of these contracts are in effect through 2005. As of September 30, 2003, contracts for 200 MW of load have terminated. Of the contracts that have terminated, contracts for 64 MW have gone to an alternative electric supplier, and contracts for 136 MW have returned to bundled tariff rates. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional special contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed by the MPSC without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual electric and gas revenues. In October 2002, the MPSC denied waivers for three programs that provided approximately $32 million in gas revenues in 2001, of which $30 million relates to the appliance service plan. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. In November 2002, the Michigan

                                     CMS-33

                                                          CMS Energy Corporation

Court of Appeals denied Consumers' request for a stay. Consumers filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In February 2003, the Michigan Supreme Court denied the application. In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which generated $33 million in gas revenues in 2002. In February 2003, the MPSC granted an extension of the temporary waiver until December 31, 2003. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the Michigan Court of Appeals struck down the guidelines because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct. In July 2003, legislation was introduced in the Michigan legislature that, if enacted, would clarify the application of the code of conduct in a manner that would allow Consumers to continue to offer the appliance service plan. In October 2003, the Michigan Senate passed legislation to preserve the appliance service plan. The House of Representatives of Michigan is scheduled to review the legislation in early 2004; however, in the interim passed a bill to extend the MPSC's waiver for the program to July 1, 2004.

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

As a result of the sale, Consumers anticipates its after-tax earnings will decrease by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

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


                                     CMS-34

                                                          CMS Energy Corporation



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

August 14, 2003 Blackout: On August 14, 2003, the electric transmission grid serving parts of the Midwest and the Northeast experienced a significant disturbance, which impacted electric service to millions of homes and businesses throughout a vast region. In Michigan, more than 2 million electric customers were without electricity. Consumers had five fossil-fueled generating unit outages and, of Consumers' 1.7 million electric customers, approximately
100,000 were without power for approximately 24 hours as a result of the disturbance. The impact was felt most heavily in the southeastern part of Consumers' service territory.

As discussed above in "Transmission", Consumers sold its electric transmission system in May 2002 to MTH, with Consumers providing transmission system maintenance under a five-year contract with MTH. MTH now owns, controls, and plans for the transmission system that serves Consumers. Consumers incurred approximately $1 million of immediate financial impact as a result of the blackout. Consumers continues to cooperate with investigations of the blackout by several federal and state agencies. Consumers cannot predict the outcome of these investigations.

In November 2003, the MPSC released its report on the August 14, 2003 blackout, which found no evidence to suggest that the events in Michigan or actions taken by the Michigan utilities or transmission operators were factors contributing to the cause of the blackout. As a result of its investigation, the MPSC is recommending that Congress pass legislation that would empower the FERC, where necessary, to order membership into a RTO and that Congress should provide the FERC with the authority to develop and enforce mandatory transmission reliability standards with penalties for noncompliance.

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

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) pending litigation filed by PURPA qualifying facilities; 5) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 6) electric industry restructuring issues, including those described above; 7) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 8) the recovery of electric restructuring

                                     CMS-35

                                                          CMS Energy Corporation

implementation costs; 9) Consumers' status as an electric transmission customer and not as an electric transmission owner/operator; 10) sufficient reserves for transmission rate refunds; 11) the effects of derivative accounting and potential earnings volatility; 12) increased costs for safety and homeland security initiatives that are not recoverable on a timely basis from customers;
13) potentially rising pension costs due to market losses and lump sum payments (as discussed above in Accounting for Pension and OPEB); 14) Consumers' ability to recover any of its "net" Stranded costs under the regulatory policies being followed by the MPSC; 15) the effects of lost electric supply load from retail open access and the recovery of associated margin loss; 16) the uncertain effects, including exposure to liability, increased regulatory requirement and new legislation, due to the future conclusions about the causes of the August 14, 2003 blackout. For further information about these trends or uncertainties, see Note 4, Uncertainties.

CONSUMERS' GAS UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects gas deliveries, including gas full service and customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of less than one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, use of gas by independent power producers, changes in competitive and economic conditions, the level of natural gas consumption per customer, and the recent significant increases in gas commodity prices.

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation case with the MPSC, Consumers expects to recover all of its gas costs. In June 2003, Consumers filed a reconciliation of GCR costs and revenues for the 12-months ended March 2003. Consumers proposes to recover from its customers a net under-recovery of approximately $6 million using a roll-in methodology. The roll-in methodology incorporates the under-recovery in the GCR factor charged in the next GCR year. The roll-in tariff provision was approved by the MPSC in a November 2002 order.

In July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its gas cost recovery factor for the remainder of the current GCR plan year (August 2003 through March 2004) and to implement a quarterly ceiling price adjustment mechanism, based on a formula that tracks changes in NYMEX natural gas prices. Consistent with the terms of the settlement, the ceiling price is $6.11 per mcf. However, Consumers will utilize a GCR factor of $5.41 per mcf commencing in November 2003 bills. All recoveries pursuant to such factors are subject to final reconciliation by the MPSC.

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

2003 GAS RATE CASE: In March 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent return on equity, based on a 2004 test year. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount. In August 2003, the MPSC Staff recommended interim rate relief of $80 million be granted in this proceeding, subject to Consumers voluntarily agreeing to limit its dividends to its parent, CMS Energy, to a maximum of $190 million in any calendar year.

                                     CMS-36

                                                          CMS Energy Corporation

In September 2003, Consumers filed an update to its gas rate case that lowered the requested revenue increase from $156 million to $139 million and revised the return on common equity from 13.5 percent to 12.75 percent. The majority of the reduction is related to lower debt costs and changes in the projected capital structure. The MPSC Staff and ABATE filed their cases in early October. The Staff made no change to its interim position of $80 million and continued to propose the same dividend limitation. ABATE did not make a specific recommendation for a final rate increase, but did discuss the rate design used to recover any rate increase granted. A proposal for decision is expected from the administrative law judge in January 2004.

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

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 3) future gas industry restructuring initiatives; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average consumption per residential customer; 6) increase in costs for pipeline integrity, safety, and homeland security initiatives that are not recoverable on a timely basis from customers; 7) potentially rising pension costs due to market losses and lump sum payments (as discussed above in Accounting for Pension and OPEB); and 8) potential adverse appliance service plan ruling or related legislation. For further information about these uncertainties, see Note 4, Uncertainties.

CONSUMERS' OTHER OUTLOOK

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through September 30, 2003, Consumers has incurred approximately $7 million in incremental security costs, including operating, capital, and decommissioning and removal costs, mainly relating to its nuclear facilities. Consumers estimates it may incur additional incremental security costs for the last three months of 2003 of approximately $3 million, of which $2 million relates to nuclear security costs. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. In February 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

ENTERPRISES OUTLOOK

CMS Energy's IPP subsidiary plans to complete the restructuring of its operations by narrowing the scope of its existing operations and commitments to two regions: North America and the Middle East/North Africa. In addition, its plans include selling, over time, designated assets and investments that are under-performing, non-

                                     CMS-37

                                                          CMS Energy Corporation

region focused and non-synergistic with other CMS Energy business units. The IPP business unit will continue to optimize the operations and management of its remaining portfolio of assets in order to contribute to CMS Energy's earnings and to maintain its reputation for solid performance in the construction and operation of power plants.

CMS MST has continued to streamline its portfolio in order to reduce its business risk and outstanding credit guarantees. CMS MST's future activities are centered around meeting contractual obligations, as well as purchasing fuel for and marketing the merchant power from DIG, Michigan Power, LLC and other IPPs as their current power purchase agreements expire.

For the nine months ended September 30, 2003, CMS Energy's operating revenue was $4.059 billion, a decrease of $2.784 billion from the comparable period in 2002. This decrease in operating revenue was due primarily to the sale of CMS MST's gas and power books in the first quarter of 2003.

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

OTHER OUTLOOK

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions by CMS MST, CMS Energy's Board of Directors established a Special Committee to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has implemented the recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within 45 days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and

                                     CMS-38

                                                          CMS Energy Corporation

publish price indices. CMS MST made a written submission to the FERC on June 11, 2003 in compliance with the FERC's directives. On July 29, 2003, the FERC issued an order stating that CMS MST met the requirements of the FERC's April 30, 2003 order. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan by shareholders who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The companies intend to defend vigorously against this action but cannot predict the outcome of this litigation.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading by CMS MST, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors who are serving as an independent litigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge, and an amended and consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. CMS Energy cannot predict the outcome of this litigation.

GAS INDEX PRICE REPORTING INVESTIGATION: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with investigations by the Commodity Futures Trading Commission, Department of Justice and FERC regarding this matter. CMS Energy is unable to predict the outcome of these matters and what effect, if any, these investigations will have on its business.

GAS INDEX PRICE REPORTING LITIGATION: In August 2003, Cornerstone Propane Partners, L.P. ("Cornerstone") filed a putative class action complaint in the United States District Court for the Southern District of New York against CMS Energy and 40 other energy companies. The complaint alleges that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contains two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting

                                     CMS-39

                                                          CMS Energy Corporation

violations. Cornerstone has agreed to provide a blanket 60-day extension of time for all defendants to answer or otherwise respond to the complaint. CMS Energy intends to defend vigorously against this action but cannot predict the outcome of this litigation.

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

CONTROL WEAKNESSES AT CMS MST

In late 2001 and during 2002, CMS Energy identified a number of deficiencies in CMS MST's systems of internal accounting controls. The internal control deficiencies related to, among other things, a lack of account reconciliations, unidentified differences between subsidiary ledgers and the general ledger, and procedures and processes surrounding the CMS Energy accounting for energy trading contracts, including mark-to-market accounting.

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

                                     CMS-40

                                                          CMS Energy Corporation

Management believes that the improvements to its system of internal accounting controls are appropriate and responsive to the internal control deficiencies that were identified. Management will continue to monitor the operation of the improved internal controls to assess their sustained effectiveness through 2003.

CASH MANAGEMENT

In August 2002, FERC issued a NOPR concerning the management of funds by certain FERC-regulated companies. The proposed rule could establish limits on the amount of funds that may be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements also may require participants to provide documentation of certain transactions. In the NOPR, FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings. In October 2003, a final rule was issued by FERC. The rule will require Consumers, as a FERC-regulated company, to file its cash management agreements with the FERC and to notify the FERC within 45 days after the end of each calendar quarter when their proprietary capital ratio drops below 30 percent, and when it subsequently returns to or exceeds 30 percent. The rule also requires certain information about cash management agreements and transactions to be maintained. The rule becomes effective in late November 2003. Consumers operates its cash management program independent of CMS Energy and, therefore, does not anticipate additional reporting requirements as a result of this final rule.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. Implementation of this statement has not had an impact on CMS Energy's Consolidated Financial Statements.

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

CMS Energy has one, and Consumers has four, trust preferred securities outstanding as of September 30, 2003. The trust preferred securities are issued by consolidated subsidiaries of CMS Energy and Consumers. Each trust holds a subordinated debenture from the parent company. The terms of the debentures are identical to those of the trust preferred securities, except that the debenture has an explicit maturity date. The trust documents, in turn, require that the trust be liquidated upon the repayment of the debenture. The preferred securities are redeemable upon the liquidation of the subsidiary; and therefore, are considered equity in the financial statements of the subsidiary.

At their October 29, 2003 Board meeting, the FASB deferred the implementation of the portion of SFAS

                                     CMS-41

                                                          CMS Energy Corporation

No. 150 relating to mandatorily redeemable noncontrolling interests in subsidiaries when the noncontrolling interests are classified as equity in the financial statements of the subsidiary. CMS Energy and Consumers trust preferred securities are included in the deferral. As such, the CMS Energy and Consumers trust preferred securities continue to be accounted for under existing accounting guidance and are included in mezzanine equity. CMS Energy and Consumers continue to study the FASB developments regarding the SFAS No. 150 deferral.

EITF ISSUE NO. 01-08, DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE: In May 2003, the EITF reached consensus in EITF Issue No. 01-08 to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, Accounting for Leases.

Historically, CMS Energy has entered into power purchase and similar service arrangements. Prospective accounting under EITF Issue No. 01-08, could affect the timing and classification of revenue and expense recognition. Certain product sales and service revenue and expenses may be required to be reported as rental or leasing income and/or expenses. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning July 1, 2003. The adoption of EITF Issue No. 01-08 has not impacted CMS Energy's results of operations, cash flows, or financial position. CMS Energy will evaluate new or modified contracts under EITF Issue No. 01-08 prospectively.

ACCOUNTING STANDARDS NOT YET EFFECTIVE

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, FIN 46 requires the primary beneficiary of a variable interest entity's activities to consolidate the variable interest entity. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity's activities. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. CMS Energy has not created any variable interest entities in 2003. Therefore, this portion of the interpretation has no impact on its consolidated financial statements. Public companies, whose fiscal year is a calendar year, were originally required to implement the guidance in this interpretation by the third quarter of 2003. However, on October 9, 2003, the FASB issued FASB Staff Position No. 46-6, Effective Date of FASB Interpretation No. 46, and deferred implementation of FIN 46 until the fourth quarter of 2003 for variable interest entities and potential variable interest entities created before February 1, 2003.

CMS Energy is evaluating all of its interests in entities, including approximately 30 minority-held investments that are not currently consolidated, to determine their treatment under FIN 46. The majority of these investments are electric generation and gas transmission projects. CMS Energy's investment in these entities totaled approximately $1,425 million as of September 30, 2003. Jorf Lasfar and the MCV Partnership are the two largest entities impacting CMS Energy's operations. For further information see Note 8, Equity Method Investments.

If the completed analysis were to require CMS Energy to disclose information about or consolidate in its financial statements, the assets, liabilities and activities of the MCV Partnership and the First Midland Limited Partnership, including the recognition of the debt of the MCV Partnership on CMS Energy's financial statements, this could impact negatively CMS Energy's and Consumers' various financial covenants under their financing agreements. As a result, CMS Energy and Consumers may have to seek amendments to the relevant financing agreements to modify the terms of certain of these covenants in order to remove the effect of this potential consolidation or refinance the relevant debt. As of September 30, 2003, Consumers' investments

                                     CMS-42

                                                          CMS Energy Corporation

in the MCV Partnership and in the FMLP were $404 million and $222 million, respectively. For a further description of the nature, purpose, size and activities of the MCV Partnership see Note 4, Uncertainties, Other Consumers' Electric Utility Uncertainties, "The Midland Cogeneration Venture" and Note 8, Equity Method Investments. CMS Energy is continuing to study the implementation of this interpretation and has yet to determine the effects, if any, on its consolidated financial statements.

EITF ISSUE 03-04, ACCOUNTING FOR CASH BALANCE PENSION PLANS: In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. EITF Issue No. 03-04 concluded that certain cash balance plans be accounted for as defined benefit plans under SFAS No. 87, Employers' Accounting for Pensions. EITF No. 03-04 requires the use of the traditional unit credit method for the purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The EITF concluded that the requirements of this Issue be applied as of the next plan measurement date, which is December 31, 2003 for CMS Energy. CMS Energy commenced a cash balance pension plan that covers employees hired after June 30, 2003. CMS Energy does account for this plan as a defined benefit plan under SFAS No. 87. CMS Energy continues to evaluate the impact, if any, this Issue will have upon adoption.

STATEMENT OF POSITION, ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT: At its September 9, 2003 meeting, the Accounting Standards Executive Committee voted to approve the Statement of Position, Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The Statement of Position is expected to be presented for FASB clearance late in the fourth quarter of 2003 and would be applicable for fiscal years beginning after December 15, 2004. The Accounting Standards Executive Committee concluded that at transition, a company would have the flexibility to adopt a property, plant and equipment component accounting policy for transition-date property, plant and equipment accounts. The property, plant and equipment component accounting policy may differ from the componentization policy, if any, previously used by the enterprise. Selecting a policy that differs from the company's prior level of componentization at the date of adoption of the Statement of Position would not result in any cumulative effect difference for adopting such a policy. A company would not have to restate its pre-adoption assets to conform with its post-adoption componentization policy. The Accounting Standards Executive Committee concluded that companies would be required to disclose meaningful ranges with respect to property, plant and equipment depreciable lives. CMS Energy continues to evaluate the impact, if any, this Statement of Position will have upon adoption.

                                     CMS-43

                            CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
SEPTEMBER 30                                                           2003          2002        2003         2002
--------------------------------------------------------------------------------------------------------------------
                                                                               In Millions, Except Per Share Amounts
OPERATING REVENUE                                                    $ 1,016      $ 2,534      $ 4,059      $ 6,843

EARNINGS FROM EQUITY METHOD INVESTEES                                     20           41          120          126

OPERATING EXPENSES
  Operation
    Fuel for electric generation                                          80           87          247          264
    Purchased and interchange power                                      136        1,224          506        2,341
    Purchased power - related parties                                    131          143          383          416
    Cost of gas sold                                                     168          500        1,304        2,088
    Other                                                                208          247          608          640
                                                                     -----------------------------------------------
                                                                         723        2,201        3,048        5,749
  Maintenance                                                             48           49          166          157
  Depreciation, depletion and amortization                                86           89          300          297
  General taxes                                                           50           46          115          150
                                                                     -----------------------------------------------
                                                                         907        2,385        3,629        6,353
--------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                         129          190          550          616

OTHER INCOME (DEDUCTIONS)
  Accretion expense                                                       (7)          (8)         (23)         (23)
  Gain (loss) on asset sales, net                                          -           13           (8)          61
  Other, net                                                               7           (3)          28           (4)
                                                                     -----------------------------------------------
                                                                           -            2           (3)          34
--------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
  Interest on long-term debt                                             134          109          357          305
  Other interest                                                          31            5           48           19
  Capitalized interest                                                    (2)          (5)          (7)         (12)
  Preferred dividends                                                      -            -            1            1
  Preferred securities distributions                                      16           18           52           68
                                                                     -----------------------------------------------
                                                                         179          127          451          381
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS                 (50)          65           96          269

INCOME TAX EXPENSE (BENEFIT)                                             (16)          54           58          128

MINORITY INTERESTS                                                         -            -            1            1
                                                                     -----------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (34)          11           37          140

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF $16 TAX
    BENEFIT AND $2 TAX EXPENSE IN 2003 AND $6 AND $100 TAX
    BENEFIT IN 2002                                                      (43)          25          (56)        (153)
                                                                     -----------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                   (77)          36          (19)         (13)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING, NET OF $13 TAX BENEFIT
    IN 2003 AND $1 AND  $10 TAX EXPENSE IN 2002
         ENERGY TRADING CONTRACTS, EITF 02-03 (NOTE 10)                    -            1          (23)          18
         ASSET RETIREMENT OBLIGATIONS, SFAS NO. 143 (NOTE 10)              -            -           (1)           -
                                                                     -----------------------------------------------
                                                                           -            1          (24)          18
                                                                     -----------------------------------------------

NET INCOME (LOSS)                                                    $   (77)     $    37      $   (43)     $     5
====================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-44

                                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
SEPTEMBER 30                                                                        2003          2002    2003         2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                      In Millions, Except Per Share Amounts
CMS ENERGY
            NET INCOME (LOSS)

                   Net Income (Loss) Attributable to Common Stock                   $   (77)    $   37   $   (43)    $    5
                                                                                    ========================================

            BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE

                   Income (Loss) from Continuing Operations                         $ (0.22)    $ 0.08   $  0.25     $ 1.02
                   Income (Loss) from Discontinued Operations                         (0.29)      0.17     (0.38)     (1.11)
                   Income (Loss) from Cumulative Effect of Changes in Accounting          -       0.01     (0.16)      0.13
                                                                                    ----------------------------------------
                                                                                    $ (0.51)    $ 0.26   $ (0.29)    $ 0.04
                                                                                    ========================================

            DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE

                   Income (Loss) from Continuing Operations                         $ (0.22)    $ 0.08   $  0.25     $ 1.02
                   Income (Loss) from Discontinued Operations                         (0.29)      0.17     (0.38)     (1.11)
                   Income (Loss) from Cumulative Effect of Changes in Accounting          -       0.01     (0.16)      0.13
                                                                                    ----------------------------------------
                                                                                    $ (0.51)    $ 0.26   $ (0.29)    $ 0.04
                                                                                    ========================================

            DIVIDENDS DECLARED PER COMMON SHARE                                     $     -     $ 0.18   $     -     $ 0.91
----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-45

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
SEPTEMBER 30                                                              2003         2002
---------------------------------------------------------------------------------------------
                                                                                  In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $   (43)     $     5
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $4 and $5, respectively)                       300          297
        Loss on disposal of discontinued operations                          93          127
        Capital lease and debt discount amortization                         16           14
        Deferred income taxes and investment tax credit                      56         (294)
        Accretion expense                                                    23           23
        Bad debt expense                                                     17           16
        Undistributed earnings from related parties                         (38)         (71)
        (Gain) loss on asset sales, net                                       8          (61)
        Cumulative effect of accounting changes                              24          (18)
        Pension contribution                                               (210)         (64)
        Changes in other assets and liabilities:
           Decrease in accounts receivable and accrued revenues             350          306
           Increase in inventories                                         (354)         (47)
           Decrease in accounts payable and accrued expenses               (404)        (130)
           Changes in other assets and liabilities                          148          230
                                                                        ---------------------
          Net cash provided by (used in) operating activities               (14)         333
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)        (352)        (538)
  Investments in partnerships and unconsolidated subsidiaries                 -          (49)
  Cost to retire property, net                                              (52)         (53)
  Investment in Electric Restructuring Implementation Plan                   (5)          (6)
  Investments in nuclear decommissioning trust funds                         (4)          (5)
  Proceeds from nuclear decommissioning trust funds                          26           19
  Proceeds from sale of assets                                              848        1,533
  Other investing                                                            40          (17)
                                                                        ---------------------
          Net cash provided by investing activities                         501          884
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes, bonds, and other long-term debt                    2,302          726
  Issuance of common stock                                                  229          362
  Retirement of bonds and other long-term debt                           (1,831)      (1,453)
  Retirement of trust preferred securities                                 (220)        (331)
  Restricted cash on hand                                                  (167)         (14)
  Payment of common stock dividends                                           -         (124)
  Decrease in notes payable, net                                           (487)        (163)
  Payment of capital lease obligations                                      (10)         (11)
                                                                        ---------------------
          Net cash used in financing activities                            (184)      (1,008)
---------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                              2            -
---------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                         305          209

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                    359          123
                                                                        ---------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                      $   664      $   332
=============================================================================================

                                     CMS-46

                                                                                   NINE MONTHS ENDED
SEPTEMBER 30                                                                       2003         2002
----------------------------------------------------------------------------------------------------
                                                                                        In Millions
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                       $  417    $  326
  Income taxes paid (net of refunds)                                                  (33)      (42)
  Pension and OPEB cash contribution                                                  268       126
NON-CASH TRANSACTIONS
  Other assets placed under capital leases                                         $   11     $  50
====================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-47

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                             SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                                 2003          2002           2002
                                                                             (UNAUDITED)                  (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                                           In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                             $  7,583      $  7,523       $  7,504
  Gas utility                                                                     2,841         2,719          2,692
  Enterprises                                                                       477           462            935
  Other                                                                              31            45             51
                                                                             -----------------------------------------
                                                                                 10,932        10,749         11,182
  Less accumulated depreciation, depletion and amortization                       5,550         6,068          6,018
                                                                             -----------------------------------------
                                                                                  5,382         4,681          5,164
  Construction work-in-progress                                                     360           549            466
                                                                             -----------------------------------------
                                                                                  5,742         5,230          5,630
----------------------------------------------------------------------------------------------------------------------

EQUITY METHOD INVESTMENTS

  Enterprises Investments                                                           797           748            945
  Midland Cogeneration Venture Limited Partnership                                  404           388            370
  First Midland Limited Partnership                                                 222           255            250
  Other                                                                               2             2              2
                                                                             -----------------------------------------
                                                                                  1,425         1,393          1,567
----------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and temporary cash investments at cost, which approximates market            664           359            332
  Restricted cash                                                                   205            38             18
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $14, $8 and $5, respectively                                      178           319             99
  Accounts receivable - Marketing, services and trading,
    less allowances of $8, $8 and $9, respectively                                   74           248            276
  Accounts receivable and notes receivable - related parties                        164           186            103
  Inventories at average cost:
    Gas in underground storage                                                      815           491            635
    Materials and supplies                                                           96            89             87
    Generating plant fuel stock                                                      44            37             49
  Assets held for sale                                                               84           648            342
  Price risk management assets                                                       80           115            211
  Prepayments and other                                                             271           218            138
                                                                             -----------------------------------------
                                                                                  2,675         2,748          2,290
----------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Regulatory Assets
    Securitized costs                                                               659           689            699
    Postretirement benefits                                                         168           185            191
    Abandoned Midland Project                                                        10            11             11
    Other                                                                           257           168            173
  Assets held for sale                                                               24         2,094          2,263
  Price risk management assets                                                      179           135            276
  Nuclear decommissioning trust funds                                               553           536            530
  Notes receivable - related parties                                                129           160            203
  Notes receivable                                                                  125           126            126
  Other                                                                             365           440            438
                                                                             -----------------------------------------
                                                                                  2,469         4,544          4,910
                                                                             -----------------------------------------
TOTAL ASSETS                                                                   $ 12,311      $ 13,915       $ 14,397
======================================================================================================================

                                     CMS-48

STOCKHOLDERS' EQUITY AND LIABILITIES

                                                                         SEPTEMBER 30    DECEMBER 31  SEPTEMBER 30
                                                                             2003           2002          2002
                                                                         (UNAUDITED)                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                                                                        In Millions
CAPITALIZATION
  Common stockholders' equity
    Common stock, authorized 250.0 shares; outstanding 161.1 shares,
      144.1 shares and 144.1 shares, respectively                         $       2       $      1      $       1
    Other paid-in-capital                                                     3,834          3,605          3,619
    Accumulated other comprehensive loss                                       (720)          (753)          (721)
    Retained deficit                                                         (1,763)        (1,720)        (1,070)
                                                                         ------------------------------------------
                                                                              1,353          1,133          1,829
  Preferred stock of subsidiary                                                  44             44             44

  Company-obligated convertible Trust Preferred Securities
    of subsidiaries (a)                                                         173            393            393
  Company-obligated mandatorily redeemable preferred securities
    of Consumers' subsidiaries (a)                                              490            490            490

  Long-term debt                                                              6,291          5,356          5,648
  Non-current portion of capital leases                                         116            116            110
                                                                         ------------------------------------------
                                                                              8,467          7,532          8,514
-------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS                                                               23             21             12
-------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                          184            640            601
  Notes payable                                                                   4            458            235
  Accounts payable                                                              328            363            308
  Accounts payable - Marketing, services and trading                             18            119            170
  Accrued interest                                                              112            131            114
  Accrued taxes                                                                 151            291            259
  Accounts payable - related parties                                             50             53             56
  Liabilities held for sale                                                      21            467            317
  Price risk management liabilities                                              70             96            180
  Current portion of purchase power contract                                     26             26             29
  Current portion of gas supply contract obligations                             28             25             24
  Deferred income taxes                                                          16             15             11
  Other                                                                         189            214            243
                                                                         ------------------------------------------
                                                                              1,197          2,898          2,547
-------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Postretirement benefits                                                       590            725            306
  Deferred income taxes                                                         417            414            570
  Deferred investment tax credit                                                 86             91             92
  Regulatory liabilities for income taxes, net                                  309            297            282
  Other regulatory liabilities                                                  152              4              -
  Asset retirement obligation                                                   363              -              -
  Liabilities held for sale                                                      36          1,243          1,321
  Price risk management liabilities                                             175            135            178
  Gas supply contract obligations                                               218            241            246
  Power purchase agreement - MCV Partnership                                      8             27             30
  Other                                                                         270            287            299
                                                                         ------------------------------------------
                                                                              2,624          3,464          3,324
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 5)

TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                                $  12,311       $ 13,915      $  14,397
===================================================================================================================

(a) For further discussion, see Note 5 of the Condensed Notes to Consolidated Financial Statements.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-49

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
SEPTEMBER 30                                                                         2003          2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        In Millions
COMMON STOCK
  At beginning of period                                                            $     1      $     1      $     1      $     1
  Common stock issued                                                                     1            -            1            -
                                                                                    -----------------------------------------------
      At end of period                                                                    2            1            2            1
-----------------------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                                                              3,608        3,317        3,605        3,257
  Common stock reacquired                                                                (4)          (1)          (5)          (2)
  Common stock reissued                                                                   1            -            1            -
  Common stock issued                                                                   229          303          233          364
                                                                                    -----------------------------------------------
      At end of period                                                                3,834        3,619        3,834        3,619
-----------------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Minimum Pension Liability
    At beginning of period                                                             (261)           -         (241)           -
    Minimum pension liability adjustment                                                 (1)           -          (21)           -
                                                                                    -----------------------------------------------
      At end of period                                                                 (262)           -         (262)           -
                                                                                    -----------------------------------------------
  Investments
    At beginning of period                                                                5           (7)           2           (5)
    Unrealized gain (loss) on investments (a)                                             1            1            4           (1)
                                                                                    -----------------------------------------------
      At end of period                                                                    6           (6)           6           (6)
                                                                                    -----------------------------------------------

  Derivative Instruments (b)
    At beginning of period                                                              (56)         (29)         (56)         (31)
    Unrealized gain (loss) on derivative instruments (a)                                 17          (21)          15          (22)
    Reclassification adjustments included in consolidated net income (loss) (a)          (6)           2           (4)           5
                                                                                    -----------------------------------------------
      At end of period                                                                  (45)         (48)         (45)         (48)
                                                                                    -----------------------------------------------
  Foreign Currency Translation
    At beginning of period                                                             (412)        (650)        (458)        (233)
    Change in foreign currency translation (a)                                           (7)         (17)          39         (434)
                                                                                    -----------------------------------------------
      At end of period                                                                 (419)        (667)        (419)        (667)
                                                                                    -----------------------------------------------

           At end of period                                                            (720)        (721)        (720)        (721)
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT)
  At beginning of period                                                             (1,686)      (1,080)      (1,720)        (951)
  Consolidated net income (loss) (a)                                                    (77)          37          (43)           5
  Common stock dividends declared                                                         -          (27)           -         (124)
                                                                                    -----------------------------------------------
      At end of period                                                               (1,763)      (1,070)      (1,763)      (1,070)
                                                                                    -----------------------------------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                   $ 1,353      $ 1,829      $ 1,353      $ 1,829
===================================================================================================================================

(a)  Disclosure of Other Comprehensive Income (Loss):
         Minimum Pension Liability
           Minimum pension liability adjustments, net of tax of
            $1, $-, $11 and $-, respectively                                        $    (1)     $     -      $   (21)     $     -
         Investments
           Unrealized gain (loss) on investments, net of tax of $(1),
             $(1), $(2) and $-, respectively                                              1            1            4           (1)
         Derivative Instruments
           Unrealized gain (loss) on derivative instruments, net of tax
             of $-, $3, $(2) and $2, respectively                                        17          (21)          15          (22)
           Reclassification adjustments included in net income (loss),
             net of tax of $3, $(2), $2 and $(3), respectively                           (6)           2           (4)           5
         Foreign currency translation, net                                               (7)         (17)          39         (434)
       Net income (loss)                                                                (77)          37          (43)           5
                                                                                    -----------------------------------------------

       Total Other Comprehensive Income (Loss)                                      $   (73)     $     2      $   (10)     $  (447)
                                                                                    ===============================================

(b)    Included in these amounts is CMS Energy's proportionate share of the effects of derivative accounting related to its equity investment in the
       MCV Partnership and Taweelah as follows:
             MCV Partnership:
             At beginning of period                                                 $    13      $     1      $     8      $    (8)
             Unrealized gain (loss) on derivative instruments                            (5)           1            8            7
             Reclassification adjustments included in net income                         (2)           2          (10)           5
                                                                                    -----------------------------------------------
             At end of period                                                       $     6      $     4      $     6      $     4
                                                                                    ===============================================
             Taweelah:
             At beginning of period                                                 $   (37)     $     -      $   (32)     $     -
             Unrealized gain (loss) on derivative instruments                            15          (24)          10          (24)
                                                                                    -----------------------------------------------
             At end of period                                                       $   (22)     $   (24)     $   (22)     $   (24)
                                                                                    ===============================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-50

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

                                     CMS-51

                                                          CMS Energy Corporation

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

FINANCIAL INSTRUMENTS: CMS Energy accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. CMS Energy's investments in equity securities are classified as available-for-sale securities. They are reported at fair value with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are other than temporary. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

FOREIGN CURRENCY TRANSLATION: CMS Energy's subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The revenue and expense accounts of such subsidiaries and affiliates are translated into U.S. dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process, and gains and losses on intercompany foreign currency transactions that are long-term in nature, and which CMS Energy does not intend to settle in the foreseeable future, are shown in the stockholders' equity section of the balance sheet. For subsidiaries operating in highly inflationary economies, the U.S. dollar is considered to be the functional currency, and transaction gains and losses are included in determining net income. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income. The change in the foreign currency translation adjustment decreased equity by $7 million for the three months ended September 30, 2003 and increased equity by $39 million for the nine months ended September 30, 2003, net of after-tax hedging proceeds. The change in the foreign currency translation adjustment decreased equity by $17 million for the three months ended September 30, 2002 and decreased equity by $434 million for the nine months ended September 30, 2002, net of after-tax hedging proceeds.

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

                                     CMS-52

                                                          CMS Energy Corporation

future undiscounted cash flows, an impairment loss is recognized and the investment or asset is written down to its estimated fair value.

PLANT AND PROPERTY: Plant and Property, including improvements, are stated at cost. Construction-related labor and material costs, as well as indirect construction costs such as engineering and interest costs, are capitalized. Property repairs, minor property replacements and maintenance are charged to maintenance expense as incurred. When depreciable plant and property maintained by CMS Energy's regulated operations are retired or sold, the original cost (net of salvage credits), is charged to accumulated depreciation.

RESTRICTED CASH: At September 30, 2003, CMS Energy's restricted cash on hand totaled $205 million. Restricted cash primarily includes cash collateral for letters of credit to satisfy certain debt agreements and cash dedicated for repayment of securitization bonds. It is classified as a current asset as the related letters of credit mature within one year and the payments on the related securitization bonds occur within one year.

STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148. This standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In the fourth quarter of 2002, CMS Energy adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 as amended by SFAS No. 148, applying the prospective method. If compensation cost for stock options had been determined in accordance with SFAS No. 123 for the three and nine month periods ended September 30, 2002, consolidated net income as reported and pro forma would have been as follows:

                                                                In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------
Three Months Ended September 30                                  2002          Basic         Diluted
-------------------------------------------------------------------------------------------------------
Net income, as reported                                          $  37         $0.26          $0.26
Add: Stock-based employee compensation expense included
  in reported net income, net of taxes                               -             -              -
Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of tax          (1)            -              -
-------------------------------------------------------------------------------------------------------
Pro forma net income                                             $  36         $0.26          $0.26
=======================================================================================================

                                                                 In Millions, Except Per Share Amounts
-------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                   2002          Basic          Diluted
-------------------------------------------------------------------------------------------------------
Net income, as reported                                          $   5         $0.04          $0.04
Add: Stock-based employee compensation expense included
  in reported net income, net of taxes                               -             -              -
Deduct: Total stock-based compensation expense determined
  under fair value based method for all awards, net of tax          (3)        (0.02)         (0.02)
-------------------------------------------------------------------------------------------------------
Pro forma net income                                             $   2         $0.02          $0.02
=======================================================================================================

In the third quarter of 2003, CMS Energy granted 1.6 million stock options to employees. As a result, CMS Energy expensed approximately $5 million related to the fair value of those stock options as of the grant date. Fair value is estimated using the Black Scholes model, a mathematical formula used to value options traded on the securities exchange.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility

                                     CMS-53

                                                          CMS Energy Corporation

accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. However, since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but allowed Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 10, Implementation of New Accounting Standards, "SFAS No. 143, Accounting for Asset Retirement Obligations."

SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

2: ASSET SALES AND RESTRUCTURING

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

                                     CMS-54

                                                          CMS Energy Corporation

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

In August 2002, CMS Energy sold its equity ownership interest in The National Power Supply Company electric generating facility in Thailand for $48 million. The pretax gain of $15 million ($15 million, net of tax) is included in "Gain
(loss) on asset sales, net" on the Consolidated Statements of Income.

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

Nine Months ended September 30                                            In Millions
-------------------------------------------------------------------------------------
                                         Pre-tax    After-tax    Pre-tax    After-tax
                                           2003        2003        2002       2002
-------------------------------------------------------------------------------------
Asset Sales - Gain (Loss)
       Consumers                          $  -        $  -        $ 38        $ 31
       Enterprises                          (9)         (6)         23          19
       Other                                 1           1           -           -
------------------------------------------------------------------------------------
Total Gain (Loss) on Asset Sales          $ (8)       $ (5)       $ 61        $ 50
====================================================================================

PENDING ASSET SALE

An affiliate of CMS Generation owns a 49.6 percent interest in the Loy Yang Power Partnership ("LYPP"), which owns the 2,000 MW Loy Yang coal-fired power project in Victoria, Australia. Due to unfavorable power prices in the Australian market, the LYPP is not generating cash flow sufficient to meet its debt-service obligations. LYPP has A$500 million of term bank debt that, pursuant to extensions from the

                                     CMS-55

                                                          CMS Energy Corporation

lenders, is scheduled to mature on February 12, 2004. The partners in LYPP (including affiliates of CMS Generation, NRG Energy Inc. and Horizon Energy Australia Investments) have been exploring the possible sale of the project (or control of the project) and a restructuring of the finances of LYPP.

In July 2003, a conditional share sale agreement was executed by the LYPP partners and partners of the Great Energy Alliance Corporation ("GEAC") to sell the project to GEAC for A$3.5 billion (approximately $2.4 billion in U.S. dollars), including A$165 million (approximately $111 million in U.S. dollars) for the project equity. The Australian Gas Light Company, the Tokyo Electric Power Company, Inc. and a group of financial investors led by the Commonwealth Bank of Australia formed GEAC earlier this year to explore the possible acquisition of Loy Yang. The conditions to completion of the sale to GEAC include consents from LYPP's lenders to a restructuring of the project's debt, satisfactory resolution of regulatory issues and approvals, rulings on tax and stamp duty obligations, and approvals from the investors in Horizon Energy Australia Investments and the creditors committee of NRG Energy Inc. It should be noted in particular that the Australian federal antitrust regulator has disapproved the transaction because of its perceived anticompetitive effects, and GEAC has brought an action for declaratory relief against the regulator to reverse that disapproval. Closing was targeted for early September 2003, but given the regulatory uncertainties, the parties to the share sale agreement have agreed to extend the date for resolution of the regulatory conditions to closing to not later than December 19, 2003, assuming satisfactory interim resolution of other closing conditions. The share sale agreement provides GEAC a period of exclusivity while the conditions of the purchase are satisfied. The ultimate net proceeds to CMS Energy for its equity share in LYPP may be subject to reduction based on the ultimate resolution of many of the factors described above as conditions to completion of the sale, as well as closing adjustments and transaction costs, and could likely range between $20 million and a nominal amount.

CMS Energy cannot predict whether this sale to GEAC will be consummated or, if not, whether any of the other initiatives will be successful, and it is possible that CMS Generation may lose all or a substantial part of its remaining equity investment in the LYPP. CMS Energy previously has written off its equity investment in the LYPP, and further write-offs would be limited to cumulative net foreign currency translation losses. The amount of such cumulative net foreign currency translation losses is approximately $168 million at September 30, 2003. Any such write-off would flow through CMS Energy's income statement but would not result in a reduction in shareholders' equity or cause CMS Energy to be in noncompliance with its financing agreements.

RESTRUCTURING AND OTHER COSTS

CMS Energy announced in June 2002 a series of new initiatives intended to sharpen its business focus and help restore its financial health by reducing operating costs by an estimated $50 million annually. The initiatives announced included the following:

         - Relocating CMS Energy's corporate headquarters from Dearborn, Michigan to a new combined CMS Energy and Consumers headquarters building then under construction in Jackson, Michigan. The Jackson headquarters building opened in March 2003 and houses an estimated 1,450 CMS Energy and Consumers Energy employees. The relocation will ultimately reduce corporate operating expenses.

         - Implementing changes to CMS Energy's 401(K) savings program which provided additional savings for CMS Energy and enhanced investment options for employee participants.

         - Implementing changes to CMS Energy's health care plan in order to keep benefits and costs

                                     CMS-56

                                                          CMS Energy Corporation

                  competitive.

         - Terminating 64 employees, including five officers. Prior to December 31, 2002, 123 employees elected severance arrangements. Of these 187 officers and employees, 65 had been terminated as of December 31, 2002. All remaining terminations were completed in 2003.

The following table shows the amount charged to expense for restructuring costs, the payments made, and the unpaid balance of accrued costs at September 30, 2003.

                                                                          In Millions
--------------------------------------------------------------------------------------
                                                                   September 30, 2003
--------------------------------------------------------------------------------------
                                                 Involuntary        Lease
                                                 Termination     Termination     Total
--------------------------------------------------------------------------------------
Beginning accrual balance, January 1, 2003          $  12           $  8         $ 20
Expense                                                 4              -            4
Payments                                              (11)            (1)         (12)
--------------------------------------------------------------------------------------
Ending accrual balance                              $   5           $  7         $ 12
======================================================================================

Restructuring costs for the three and nine months ended September 30, 2003, which are included in operating expenses, include $1 million and $4 million, respectively, of involuntary employee termination benefits.

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

In September 2001, CMS Energy reclassified the operations of the International Energy Distribution segment to discontinued operations. Subsequently to CMS Energy's decision to sell the assets of CMS Electric and Gas, severe political and economic events occurred in Venezuela outside CMS Energy's control that prohibited the sale process. CMS Energy continues to actively pursue the sale of CMS Electric and Gas in the current political and economic environment. Although the timing is difficult to predict or ensure, management expects the sale to occur within one year.

In January 2002, CMS Energy completed the sale of its ownership interests in Equatorial Guinea to Marathon Oil Company for approximately $993 million. Included in the sale were all of CMS Oil and Gas' oil and gas reserves in Equatorial Guinea and CMS Gas Transmission's ownership interest in the related methanol plant. The gain on the CMS Oil and Gas Equatorial Guinea properties of $497 million ($310 million, net of tax) is included in discontinued operations. In the first quarter of 2003, CMS Energy settled a liability with the purchaser of Equatorial Guinea and reversed the remaining excess reserve. This settlement resulted in a gain of $6 million, net of tax, which is included in discontinued operations in 2003.

In May 2002, CMS Energy closed on the sale of CMS Oil and Gas' coalbed methane holdings in the

                                     CMS-57

                                                          CMS Energy Corporation

Powder River Basin to XTO Energy. The Powder River properties were included in discontinued operations for the first four months of 2002, including a gain on the sale of $17 million ($11 million net of tax).

In June 2002, CMS Energy abandoned the Zirconium Recovery Project, which was initiated in January 2000. The purpose of the project was to extract and sell uranium and zirconium from a pile of caldesite ore held by the Defense Logistic Agency of the U.S. Department of Defense. After evaluating future cost and risk, CMS Energy decided to abandon this project and recorded a $47 million loss ($31 million, net of tax) in discontinued operations.

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

In December 2002, CMS Energy reclassified the operations of Panhandle to discontinued operations. In June 2003, CMS Energy completed the previously announced sale of all of the outstanding capital stock of Panhandle to Southern Union Panhandle Corp., a newly formed entity owned by Southern Union. CMS Energy received gross cash proceeds of approximately $582 million and three million shares of Southern Union common stock, worth approximately $49 million based on the June 11, 2003 closing price of $16.48 per share. The sale agreement allowed CMS Energy to sell the stock 90 days after the closing date of June 11, 2003. The Southern Union common stock was recorded as a current asset on CMS Energy's balance sheet.

In July 2003, Southern Union declared a five percent common stock dividend payable July 31, 2003, to shareholders of record as of July 17, 2003. As a result of the stock dividend, on September 30, 2003, CMS Energy held 3.15 million shares of Southern Union common stock worth approximately $54 million based on the closing price of $17.00 per share. The increase in value of the Southern Union common stock of approximately $2 million was recorded in dividend income. In October 2003, CMS Energy sold its 3.15 million shares of Southern Union common stock to a private investor for $17.77 per share. The proceeds from the stock sale of approximately $56 million will be used to reduce debt.

Southern Union Panhandle Corp. also assumed approximately $1.166 billion of Panhandle debt. CMS Energy used the initial cash proceeds from the sale of Panhandle to pay off and terminate Enterprises' $441 million and $75 million revolving credit facilities. The $30 million after-tax loss on the sale is included in discontinued operations. No portion of CMS Energy's Pension Plan was transferred with the sale. Panhandle employees are no longer eligible to accrue additional benefits. The Pension Plan retained pension payment obligations for Panhandle employees that were vested under the Pension Plan. Because of the significant change in the makeup of the plan, SFAS No. 87 required a remeasurement of the obligation at the date of sale. The estimated remeasurement, subject to receipt of the final actuarial report, resulted in a $4 million increase in CMS Energy's 2003 pension expense and a $6 million increase in CMS Energy's 2003 OPEB expense, as well as an additional charge to accumulated other comprehensive income of approximately $30 million ($20 million after-tax), as a result of the increase in the additional minimum pension liability. Additionally, a significant number of Panhandle employees elected to retire as of July 1,

                                     CMS-58

                                                          CMS Energy Corporation

2003 under the CMS Energy Employee Pension Plan. As a result, CMS Energy has recorded a $13 million after-tax settlement loss pursuant to the provisions of SFAS No. 88, which is reflected in discontinued operations.

In December 2002, CMS Energy reclassified the operations of CMS Field Services, a subsidiary of CMS Gas Transmission to discontinued operations. In July 2003, CMS Energy completed the sale of CMS Field Services to Cantera Resources Inc. for gross cash proceeds of approximately $113 million, subject to post closing adjustments, and a $50 million face value note of Cantera Resources Inc.. The note is payable to CMS Energy for up to $50 million subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2004 through 2008. The sale resulted in a $5 million loss ($1 million, net of tax) which is included in discontinued operations. The net sales proceeds of approximately $100 million were used to reduce debt.

In June 2003, CMS Energy reclassified the operations of its gas transmission plant in Marysville, Michigan to discontinued operations. In September 2003, CMS Energy executed a definitive purchase and sale agreement for Marysville. It is anticipated that the closing will occur in November 2003.

In September 2003, CMS Land, holding mainly real property assets, reclassified a 6,000 acre tract of undeveloped land along two miles of Lake Michigan's shoreline near Arcadia, Michigan, having a net book value of $14 million, from property, plant and equipment to "Assets held for sale". Neither CMS Land nor the Arcadia assets are separate operating components of CMS Energy's business, and therefore are not considered discontinued operations. CMS Land's Board of Directors approved a resolution to offer a sales option agreement to the Grand Traverse Regional Land Conservancy (GTRLC) for the purchase of Arcadia. On May 13, 2003, CMS Land granted GTRLC the option which, by its terms, expired on September 15, 2003, but gave GTRLC the right to extend that expiration date to December 11, 2003. In September 2003, GTRLC extended the option to purchase Arcadia.

In September 2003, after performing an evaluation of fair value, CMS Energy reduced the carrying amount of its investment in CMS Electric and Gas' Venezuelan electric distribution utility and an associated equipment lease to reflect the current assessment of fair value. The assessment was based on estimates of the utility's future cash flows, incorporating certain assumptions about Venezuela's regulatory, political, and economic environment. The adjustment, which resulted in a $42 million after-tax charge, is reported in discontinued operations.

As a result of the sale of CMS Oil and Gas, CMS Energy recorded liabilities for certain sale indemnification obligations and other matters. In September 2003, CMS Energy performed an evaluation of its likely exposure to the obligations and reduced the carrying value of these liabilities by $8 million after-tax, to reflect the current estimate of the obligations. This adjustment is reported in discontinued operations.

The summary of balance sheet information below represents those entities that are still in the disposal process. At September 30, 2003, "Assets held for sale" includes International Energy Distribution, Marysville, and Arcadia. At September 30, 2002, "Assets held for sale" includes Panhandle, CMS Viron, CMS Field Services, International Energy Distribution, and Marysville. The assets and liabilities of entities held for sale are shown as separate components in the consolidated balance sheets of CMS Energy.

                                     CMS-59

                                                          CMS Energy Corporation

                                                            In Millions
-----------------------------------------------------------------------
September 30                                           2003       2002
-----------------------------------------------------------------------
Assets
    Cash                                              $   11     $   60
      Accounts receivable, net                            31        141
      Materials and supplies                               7         87
      Other                                               35         54
-----------------------------------------------------------------------
      Total current assets held for sale              $   84     $  342

      Property, plant and equipment, net              $  (30)    $1,962
      Unconsolidated investments                          16        109
      Goodwill                                            32        141
      Other                                                6         51
-----------------------------------------------------------------------
      Total non-current assets held for sale          $   24     $2,263
-----------------------------------------------------------------------

Liabilities

      Accounts payable                                $   10     $   95
      Current portion of long-term debt                    2          3
      Accrued taxes                                        -         16
      Other current liabilities                            9        203
-----------------------------------------------------------------------
      Total current liabilities held for sale         $   21     $  317

      Long-term debt                                  $    5     $1,155
      Minority interest                                   13         91
      Other non-current liabilities                       18         75
-----------------------------------------------------------------------
      Total non-current liabilities held for sale     $   36     $1,321
-----------------------------------------------------------------------

Revenues from discontinued operations were $498 million and $662 million for the nine months ended September 30, 2003 and 2002, respectively, including Panhandle, CMS Field Services, and CMS Viron through their respective sale dates. In accordance with SFAS No. 144, the net income (loss) of the operations is included in the Consolidated Statements of Income under "Income (loss) from discontinued operations". The income (loss) related to discontinued operations includes a reduction in asset values, a provision for anticipated closing costs, and a portion of CMS Energy's interest expense. Interest expense of $26 million and $55 million for the nine months ended September 30, 2003 and 2002, respectively, has been allocated to discontinued operations based on the ratio of total capital of each discontinued operation to that of CMS Energy. See the table below for income statement components of the discontinued operations.

                                     CMS-60

                                                          CMS Energy Corporation

                                                          In Millions
---------------------------------------------------------------------
Three Months ended September 30                         2003     2002
---------------------------------------------------------------------
Discontinued operations:
 Income from discontinued operations, net
     of tax benefit of $10 and $8                       $  8     $ 20
 Gain (loss) on disposal of discontinued operations,
     net of tax benefit of $6 and tax of $2              (51)       5
---------------------------------------------------------------------
Income (loss) from discontinued operations              $(43)    $ 25
=====================================================================

                                                          In Millions
---------------------------------------------------------------------
Nine Months ended September 30                          2003     2002
---------------------------------------------------------------------
Discontinued operations:
 Income (loss) from discontinued operations, net
     of tax of $8 and tax benefit of $33                $ 37    $ (26)
 Loss on disposal of discontinued operations, net
     of tax benefit of $6 and $67                        (93)    (127)
---------------------------------------------------------------------
Loss from discontinued operations                       $(56)   $(153)
=====================================================================

4: UNCERTAINTIES

Several business trends or uncertainties may affect CMS Energy's financial results. These trends or uncertainties have, or CMS Energy reasonably expects could have, a material impact on net sales, revenues, or income from continuing operations. Such trends and uncertainties are discussed in detail below.

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions by CMS MST, CMS Energy's Board of Directors established a Special Committee to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has implemented the recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within 45 days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST made a written submission to the FERC on June 11, 2003 in compliance with the FERC's directives. On July 29, 2003, the FERC issued an order stating that CMS MST met the requirements of the FERC's April 30, 2003 order. Other than the FERC investigation,

                                     CMS-61

                                                          CMS Energy Corporation

CMS Energy is unable to predict the outcome of these matters, and what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan by shareholders who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The companies intend to defend vigorously against this action but cannot predict the outcome of this litigation.

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS: The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading by CMS MST, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors who are serving as an independent litigation committee to determine whether it is in the best interest of CMS Energy to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge, and an amended and consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. CMS Energy cannot predict the outcome of this litigation.

GAS INDEX PRICE REPORTING INVESTIGATION: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with investigations by the Commodity Futures Trading Commission, Department of Justice and FERC regarding this matter. CMS Energy is unable to predict the outcome of these matters and what effect, if any, these investigations will have on its business.

GAS INDEX PRICE REPORTING LITIGATION: In August 2003, Cornerstone Propane Partners, L.P. ("Cornerstone") filed a putative class action complaint in the United States District Court for the Southern District of New York against CMS Energy and 40 other energy companies. The complaint alleges that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures

                                     CMS-62

                                                          CMS Energy Corporation

and options. The complaint contains two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. Cornerstone has agreed to provide a blanket 60-day extension of time for all defendants to answer or otherwise respond to the complaint. CMS Energy intends to defend vigorously against this action but cannot predict the outcome of this litigation.

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1998, the EPA issued regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA regulations in December 2002 and submitted these rules for approval to the EPA in the first quarter of 2003. The EPA has issued additional regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the state regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of September 30, 2003, Consumers has incurred $437 million in capital expenditures to comply with the EPA regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

Consumers expects to supplement its environmental regulation compliance plan with the purchase of nitrogen oxide emissions credits for years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their price could change substantially.

The EPA has proposed changes to the rules which govern generating plant cooling water intake systems. The proposed rules will require significant abatement of fish mortality. The proposed rules are scheduled to become final in the first quarter of 2004 and some of Consumers' facilities would be required to comply by 2006. Consumers is studying the proposed rules to determine the most cost-effective solutions for compliance. Until the method of compliance is determined, Consumers is unable to estimate the cost of compliance with the proposed rules.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek permits from the EPA. Consumers has received and responded to information requests from the EPA on this subject. Consumers believes that it has properly interpreted the requirements of "routine maintenance". If Consumers' interpretation is eventually found to be incorrect, it may be required to install additional pollution controls at some or all of its coal-fired plants and could call into question the viability of certain plants remaining in operation.

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

                                     CMS-63

                                                          CMS Energy Corporation

Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of September 30, 2003, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities selling power to Consumers filed a lawsuit in Ingham County Circuit Court against Consumers. The lawsuit alleges that Consumers incorrectly calculated the energy charge payments made pursuant to power purchase agreements between the qualifying facilities and Consumers. More specifically, the lawsuit alleges that Consumers should be basing the energy charge calculation on the cost of more expensive eastern coal, rather than on the cost of the coal actually burned by Consumers for use in its coal-fired generating plants. Consumers believes it has been performing the calculation in the manner prescribed by the power purchase agreements, and has filed a request with the MPSC (as a supplement to the PSCR plan) that asks the MPSC to review this issue and to confirm that Consumers' method of performing the calculation is correct. Also, Consumers has filed a motion to dismiss the lawsuit in the Ingham County Circuit Court due to the pending request at the MPSC in regard to the PSCR plan case. Although only eight qualifying facilities have currently raised the issue, the same energy charge methodology is used in the PPA with the MCV Partnership and in approximately 20 additional power purchase agreements with Consumers, representing approximately 1,670 MW of electric capacity. Consumers cannot predict the outcome of this litigation.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that if not met may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (In September 2003, the MPSC issued an order finding that Consumers is in compliance with the market power test set forth in the Customer Choice Act.); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below); 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW. (In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. The MPSC found that once the planned projects were completed and verification was submitted, a utility was in technical compliance. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance.); 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and

                                     CMS-64

                                                          CMS Energy Corporation

implementation costs incurred as a result of the passage of the act.

Under Public Act 141, Consumers currently offers standby generation services to certain retail open access customers. The obligation to offer this service does not extend beyond the later of December 31, 2001 or the date the MPSC finds that Consumers complies with the market power test set forth in the Customer Choice Act and has completed the projects necessary to meet Consumers', Detroit Edison's and American Electric Power's obligation to jointly expand their available transmission capability by at least 2,000 MW. As stated above, in September 2003, the MPSC issued an order finding that Consumers is in compliance with the market power test and in December 2002, Consumers filed verification with the MPSC indicating that Consumers met the transmission capability expansion requirements. As a result, Consumers filed a notice with the MPSC indicating that it was terminating retail open access standby service on December 31, 2003. Also, as a result of Consumers meeting the transmission capability expansion requirements and the market power test, Consumers has met the requirements under Public Act 141 to return to the PSCR process. For further discussion on the PSCR process see, "Power Supply Costs" in this Note.

The rate-freeze imposed by Public Act 141 ends at December 31, 2003. After that date, the statute would allow customers to petition the MPSC for rate reductions below the cap. Consumers would have the opportunity to respond to such a petition before rates could be reduced.

In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2000 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon as little as 30 days notice to Consumers, to return to Consumers' generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial) retail open access load reaches 10 percent of Consumers' total load for that class of customers, then returning retail open access customers for that class must give 60 days notice to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers (as noted below in "Power Supply Costs" in this Note 603 MW of load is currently being served by competitor suppliers), nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

SECURITIZATION: The Customer Choice Act allows for the use of Securitization bonds to refinance certain qualified costs, as defined by the act. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. In 2000 and 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Consumers issued its first Securitization bonds in late 2001. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the impact of the required residential rate reduction. The Securitization orders

                                     CMS-65

                                                          CMS Energy Corporation

directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold.

Consumers and Consumers Funding will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true up occurred in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze and cap period expire and an electric rate case is processed. Securitization charge collections, $37 million for the nine months ended September 30 2003, and $39 million for the nine months ended September 30, 2002, are remitted to a trustee for the Securitization bonds. Securitization charge collections are dedicated to the repayment of the principal and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding and can only be used for those purposes. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitized property, are not available to creditors of Consumers or CMS Energy.

In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. The application sought recovery of costs associated with Clean Air Act expenditures, Palisades expenditures previously not securitized, retail open access implementation costs through December 31, 2003, certain pension fund costs, and expenses associated with the issuance of the bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. The MPSC rejected Palisades expenditures previously not securitized as eligible securitized costs. Therefore, Palisades expenditures previously not securitized should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC.

In the June 2003 financing order, the MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a small fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the full service and bundled sales customers are increased under the rate design in the financing order in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. Also in July 2003, the Attorney General filed a claim of appeal related to the financing order and the Attorney General indicated it would challenge the lawfulness of the rate design. In October 2003, the Court of Appeals dismissed the appeal and indicated that the Attorney General could resubmit the appeal after the MPSC acted on Consumers' rehearing request. Subsequently, the Attorney General filed a motion of rehearing asking for reconsideration of the Court of Appeals' dismissal. The financing order will become effective after rehearing, resolution of appeals and upon acceptance by Consumers.

ELECTRIC PROCEEDINGS: Stranded Costs - The Customer Choice Act allows electric utilities to recover the

                                     CMS-66

                                                          CMS Energy Corporation

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

In March 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and Palisades expenditures, previously not securitized, were approved as proposed in its securitization case as discussed above in "Securitization", then Consumers' "net" Stranded Costs incurred in 2002 would be approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million.

In June 2003, the MPSC issued a financing order in the securitization case, authorizing the issuance of Securitization bonds in the amount of approximately $554 million. Included in this amount were Clean Air Act expenditures. However, the MPSC rejected Palisades expenditures previously not securitized as eligible securitized costs. As a result, the Palisades expenditures previously not securitized should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC. With the inclusion of the Palisades expenditures previously not securitized, Consumers' "net" Stranded Costs incurred in 2002 are estimated to be approximately $50 million.

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

                                     CMS-67

                                                          CMS Energy Corporation

Costs, and therefore Consumers has not recorded any regulatory assets to recognize the future recovery of such costs.

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers has participated in this collaborative process. In July 2003, the staff suspended formal discussion while it considers possible conclusions and recommendations.

Implementation Costs - Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                              In Millions
-------------------------------------------------------------------------
Year Filed     Year Incurred   Requested   Pending   Allowed   Disallowed
-------------------------------------------------------------------------
  1999          1997 & 1998      $ 20       $  -     $    15     $     5
  2000                 1999        30          -          25           5
  2001                 2000        25          -          20           5
  2002                 2001         8          -           8           -
  2003                 2002         2          2     Pending     Pending
=========================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the order received for the year 2001, the MPSC also reserved the right to review again the implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of September 30, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded a regulatory asset of $16 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers is expected to begin after the rate freeze or rate cap period has expired. As discussed above, Consumers has asked to include implementation costs through December 31, 2000 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Also, Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. In May 2003, the FERC issued an order denying MISO's request for authorization to reimburse Consumers. In June 2003, Consumers and MISO filed a joint petition for rehearing with the FERC. In September 2003, the FERC denied Consumers' and MISO's joint request. Consumers plans to appeal the FERC ruling at the United States Court of Appeals for the District of Columbia and pursue other potential means of recovery. In November 2003, in conjunction with Consumers' appeal of the September Order denying recovery, Consumers persuaded MISO to file a request with the FERC seeking authority to reimburse METC, the legal successor in interest to the Alliance RTO start-up costs. As part of the contract for sale of Consumers' former transmission system, should the Commission approve the new MISO filing, METC is contractually obligated to flow-through to Consumers the full amount of any Alliance RTO start-up costs that it is authorized to recover through FERC. Consumers cannot predict the outcome of the appeal process, the MISO request or the amount of implementation costs, if any; the FERC ultimately will allow to be collected.

Transmission Rates - In 1996, Consumers filed new OATT transmission rates with the FERC for approval.

                                     CMS-68

                                                          CMS Energy Corporation

Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the final FERC approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers and Detroit Edison used the same rates for JOATT transmission rates. Approval of the JOATT transmission rates application is pending FERC approval. Consumers believes its reserve is sufficient to satisfy its refund obligation under current rate applications. As of October 2003, Consumers has paid $27 million in refunds. In October 2003, Consumers filed with FERC its formal notice of cancellation of its transmission tariffs since Consumers no longer has any transmission customers.

TRANSMISSION: In May 2002, Consumers sold its electric transmission system for approximately $290 million to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. The pretax gain was $31 million ($26 million, net of tax). Remaining open issues are not expected to materially impact the amount of the gain.

As a result of the sale, Consumers anticipates its after-tax earnings will decrease by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

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

AUGUST 14, 2003 BLACKOUT: On August 14, 2003, the electric transmission grid serving parts of the Midwest and the Northeast experienced a significant disturbance, which impacted electric service to millions of homes and businesses throughout a vast region. In Michigan, more than 2 million electric customers were without electricity. Consumers had five fossil-fueled generating unit outages and, of Consumers' 1.7 million electric customers, approximately
100,000 were without power for approximately 24 hours as a result of the disturbance. The impact was felt most heavily in the southeastern part of Consumers' service territory.

As discussed above in "Transmission", Consumers sold its transmission system in May 2002 to MTH, with Consumers providing transmission system maintenance under a five-year contract with MTH. MTH now owns, controls, and plans for the transmission system that serves Consumers. Consumers incurred approximately $1 million of immediate financial impact as a result of the blackout. Consumers continues to cooperate with investigations of the blackout by several federal and state agencies. Consumers cannot predict the outcome of these investigations.

In November 2003, the MPSC released its report on the August 14 blackout, which found no evidence to suggest that the events in Michigan or actions taken by the Michigan utilities or transmission operators were factors contributing to the cause of the blackout. As a result of its investigation, the MPSC is recommending that Congress pass legislation that would empower the FERC, where necessary, to order

                                     CMS-69

                                                          CMS Energy Corporation

membership into a RTO and that Congress should provide the FERC with the authority to develop and enforce mandatory transmission reliability standards with penalties for noncompliance.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. As it did in 2003, Consumers is currently planning for a reserve margin of approximately 11 percent for summer 2004 or supply resources equal to 111 percent of projected summer peak load. Of the 111 percent, approximately 100 percent is expected to be met from owned electric generating plants and long-term power purchase contracts and 11 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of October 2003, alternative electric suppliers are providing 603 MW of generation supply to ROA customers. Consumers' reserve margin does not include generation being supplied by other alternative electric suppliers under the ROA program.

Currently, Consumers is required to provide backup service to ROA customers on a "best efforts" basis. In October 2003, Consumers provided notice to the MPSC that it would terminate the provision of backup service in accordance with Public Act 141, effective January 1, 2004.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of September 30, 2003, Consumers purchased capacity and energy contracts partially covering the estimated reserve margin requirements for 2004 through 2007. As a result, Consumers has a recognized asset of $21 million for unexpired capacity and energy contracts. The total premium cost of electricity call option and capacity and energy contracts for 2003 is expected to be approximately $10 million.

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost for fuel, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process, effective through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003 and, therefore, the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

On September 30, 2003, Consumers submitted a PSCR filing to the MPSC that would reinstate the PSCR process for customers whose rates will no longer be frozen or capped as of January 1, 2004. The proposed PSCR charge allows Consumers to recover a portion of its increased power supply costs from large

                                     CMS-70

                                                          CMS Energy Corporation

commercial and industrial customers effective January 1, 2004. This is the first customer class for which the rate freeze and cap expire. Consumers will, pursuant to its right under applicable law, self-implement the proposed PSCR charge on January 1, 2004, unless the MPSC issues an order before that date establishing a different charge. The charge is subject to subsequent change by the MPSC during the PSCR period (calendar-year 2004). The revenues received pursuant to the PSCR charge by statute are also subject to subsequent reconciliation when the year is finished and actual costs have been reviewed for reasonableness and prudence. Consumers cannot predict the outcome of this filing.

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

Consumers' consolidated retained earnings include undistributed earnings from the MCV Partnership, which at September 30, 2003 and 2002 are $238 million and $217 million, respectively.

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended        Nine Months Ended
September 30                                                             2003       2002            2003      2002
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) from equity method investees                            $ (3)        $ 8            $ 31      $ 35
Operating taxes and other                                                 (1)          2              18        11
                                                                        -------------------------------------------

Income (loss) before cumulative effect of accounting change               (2)          6              13        24

Cumulative effect of change in method of accounting for
  derivatives, net of $1 and $10 million tax expense in 2002 (a)           -           1               -        18
                                                                        -------------------------------------------

Net income (loss)                                                       $ (2)        $ 7            $ 13      $ 42
===================================================================================================================

                                     CMS-71

                                                          CMS Energy Corporation

Summarized Statements of Income for the MCV Partnership

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended         Nine Months Ended
September 30                                                             2003       2002            2003      2002
--------------------------------------------------------------------------------------------------------------------
Operating revenue                                                       $ 148      $ 156           $ 443     $ 451
Operating expenses                                                        138        120             322       318
                                                                        --------------------------------------------

Operating income                                                           10         36             121       133
Other expense, net                                                         25         27              82        86
                                                                        --------------------------------------------

Income (loss) before cumulative effect of accounting change               (15)         9              39        47

Cumulative effect of change in method of accounting for
  derivative option contracts (a)                                           -          -               -        58
                                                                        --------------------------------------------

Net income (loss)                                                       $ (15)     $   9           $  39     $ 105
====================================================================================================================

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

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. The remaining estimated future PPA liability associated with the loss totaled $34 million at September 30, 2003 and $59 million at September 30, 2002. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Consumers' Electric Utility Rate Matters" in this Note.

In March 1999, Consumers and the MCV Partnership reached a settlement agreement effective January 1,

                                     CMS-72

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

Under Michigan's electric restructuring law, Consumers will return to unfrozen rates for large industrial customers beginning January 1, 2004, including the resumption of the PSCR process. Under the process, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. Recovery of capacity and fixed energy charges will be subject to certain rate caps as discussed in Note 4, Uncertainties, "Consumers' Electric Utility Rate Matters - Electric Restructuring." For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum
98.5 percent level, Consumers' cash underrecoveries associated with the PPA could be as follows:

                                                                                           In Millions
------------------------------------------------------------------------------------------------------
                                                       2003       2004      2005       2006       2007
------------------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5% (a)            $ 57       $ 56      $ 56       $ 55       $ 39

Amount to be charged to operating expense              $ 28       $ 27      $ 56       $ 55       $ 39
Amount to be charged to PPA liability                  $ 29       $ 29      $  -       $  -       $  -
======================================================================================================

(a) For the nine months ended September 30, 2003, Consumers' cash underrecoveries associated with the PPA were $43 million.

As previously noted, until September 2007, the PPA and settlement require Consumers to pay capacity costs based on the MCV Facility's actual availability up to the 98.5 percent cap. After September 2007, Consumers expects to exercise the "regulatory out" clause in the PPA, limiting its capacity payments to the MCV Partnership to the amount collected from its customers. Depending on the MPSC's future actions with respect to the capacity payments recoverable from its customers subsequent to September 2007, the earnings of the MCV Partnership and the value of Consumers' equity interest in the MCV Partnership, may be affected negatively.

Further, under the PPA, energy payments to the MCV Partnership are based on the cost of coal burned at Consumers' coal plants and costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with Consumers' coal plants. However, the MCV Partnership's costs of producing electricity are tied, in large part, to the cost of natural gas. Because natural gas prices have increased substantially in recent years, while energy charge payments to the MCV Partnership have not, the MCV Partnership's financial performance has been impacted negatively.

                                     CMS-73

                                                          CMS Energy Corporation

As of January 1, 2004, Consumers intends to return to forced (uneconomic) dispatch of the MCV Facility in order to maximize recovery of its capacity payments. As such, if the spread between MCV Facility's variable electricity production costs and its energy payment revenues stays constant or widens, the negative impacts on MCV Partnership's financial performance, and on the value of Consumers' equity interest in the MCV Partnership, will be worse.

Consumers cannot estimate, at this time, the impact of these issues on its future earnings or cash flow from its interest in the MCV Partnership. The forward price of natural gas for the next 22 years and the MPSC decision in 2007 or later related to Consumers' recovery of capacity payments are the two most significant variables in the analysis of MCV Partnership's future financial performance. Natural gas prices have historically been volatile and presently there is no consensus in the marketplace on the price or range of prices of natural gas beyond the next five years. Further, it is not presently possible for Consumers to predict the actions of the MPSC in 2007 or later. For these reasons, at this time Consumers cannot predict the impact of these issues on its future earnings, cash flows, or on the value of its $404 million equity interest in the MCV Partnership.

Consumers is exploring possible alternatives for utilizing the MCV Facility without increasing costs to customers. Any changes regarding the recovery of MCV capacity costs would require MPSC approval. Consumers cannot predict the outcome of this matter.

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

NUCLEAR MATTERS: Significant progress continues to be made in the decommissioning of Big Rock. Following the successful loading of spent fuel into dry storage (see below under "Spent Nuclear Fuel Storage"), the spent fuel storage racks were removed and disposed of and the spent fuel pool cleaned and drained. The reactor vessel closure head was shipped for disposal in May 2003 and in August 2003, the reactor vessel was moved from the plant and sealed into a specially designed shipping container. In October 2003, the shipping container was transported to the licensed disposal facility in Barnwell, South Carolina. The License Termination Plan was submitted to the NRC staff for review in April 2003. System dismantlement and building demolition continue on a schedule to return the 560-acre site to a natural setting for unrestricted use in early 2006. The NRC and Michigan Department of Environmental Quality continue to find that all decommissioning activities at Big Rock are being performed in accordance with applicable regulatory and license requirements.

In July 2003, the NRC completed its mid-cycle plant performance assessment of Palisades. The mid-cycle review for Palisades covered the period from January 1, 2003 through the end of July 2003. The NRC determined that Palisades was operated in a manner that preserved public health and safety and fully met all cornerstone objectives. Based on the plant's performance, only regularly scheduled inspections are

                                     CMS-74

                                                          CMS Energy Corporation

planned through September 2004.

Spent Nuclear Fuel Storage: During the fourth quarter of 2002, equipment fabrication, assembly and testing was completed at Big Rock on NRC-approved transportable steel and concrete canisters or vaults, commonly known as "dry casks." Spent fuel was then loaded into the dry casks from the fuel pool and transported to the temporary onsite storage pad. A total of seven dry casks have been loaded with spent fuel. An additional eighth cask, containing high-level radioactive waste material, was also loaded. This radioactive material was made up of reactor vessel components that could not be shipped or stored with the reactor vessel. These transportable dry casks will remain onsite until the DOE moves the material to a national fuel repository.

At Palisades, the amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary onsite storage pool capacity. Consequently, Consumers is using dry casks for temporary onsite storage. As of September 30, 2003, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks onsite, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

As of September 30, 2003, Consumers has a recorded liability to the DOE of $139 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of the interest.

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

                                     CMS-75

                                                          CMS Energy Corporation

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

Palisades Plant Operations: In March 2002, corrosion problems were discovered in the reactor head at an unaffiliated nuclear power plant in Ohio. As a result, the NRC requested that all United States nuclear plants utilizing pressurized water reactors provide reports detailing their reactor head inspection histories, design capabilities and future inspection plans. In response to the issues identified at this and other nuclear plants worldwide, a bare metal visual inspection was completed on the Palisades reactor vessel head during the spring 2003 refueling outage. No indication of leakage was detected on any of the 54 penetrations of the reactor head. Consumers will continue to comply with the more aggressive reactor head inspection requirements in future planned outages at Palisades.

Insurance: Consumers maintains primary and excess nuclear property insurance from NEIL, totaling $2.750 billion in recoverable limits for the Palisades nuclear plant. Consumers also procures coverage from NEIL that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades. NEIL's policies include coverage for acts of terrorism.

Consumers retains the risk of loss to the extent of the insurance deductibles and to the extent that its loss exceeds its policy limits. Because NEIL is a mutual insurance company, Consumers could be subject to assessments from NEIL up to $26 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at its, or any other member's, nuclear facility.

Consumers maintains nuclear liability insurance for injuries and off-site property damage resulting from the nuclear hazard at Palisades for up to approximately $10.862 billion, the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. The Price-Anderson Act was extended to December 31, 2003. Part of the Price-Anderson Act's financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any of such facilities. The maximum assessment against Consumers could be $101 million per occurrence, limited to maximum annual installment payments of $10 million. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, Consumers remains responsible for a maximum assessment of up to $6 million. The Big Rock plant remains insured for nuclear liability by a combination of insurance and United States government indemnity totaling $544 million.

                                     CMS-76

                                                          CMS Energy Corporation

Insurance policy terms, limits and conditions are subject to change during the year as Consumers renews its policies.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward resolution of environmental issues at sites as studies are completed. Consumers has estimated its costs related to investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. A revised cost estimate, completed in September 2003, estimated remaining costs to be between $37 million and $90 million. The range reflects multiple alternatives with various assumptions for resolving the environmental issues at each site. The estimates are based on discounted 2003 costs using a discount rate of three percent. The discount rate represents a ten-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. Consumers expects to fund a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of September 30, 2003, Consumers has an accrued liability of $47 million, net of $35 million of expenditures incurred to date, and a regulatory asset of $68 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

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

CONSUMERS' GAS UTILITY RATE MATTERS

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation case with the MPSC, Consumers expects to recover all of its gas costs. In June 2003, Consumers filed a reconciliation of GCR costs and revenues for the 12-months ended March 2003. Consumers proposes to recover from its customers a net under-recovery of approximately $6 million using a roll-in methodology. The roll-in methodology incorporates the under-recovery in the GCR factor charged in the next GCR year. The roll-in tariff provision was approved by the MPSC in a November 2002 order.

In July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its gas cost recovery factor for the remainder of the current GCR plan year (August 2003 through March 2004) and to implement a quarterly ceiling price adjustment mechanism, based on a formula that tracks changes in NYMEX natural gas prices. Consistent with the terms of the settlement, the ceiling price is $6.11 per mcf. However, Consumers will utilize a GCR factor of $5.41 per mcf commencing in November 2003 bills. All

                                     CMS-77

                                                          CMS Energy Corporation

recoveries pursuant to such factors are subject to final reconciliation by the MPSC.

2003 GAS RATE CASE: In March 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which included a 13.5 percent return on equity, based on a 2004 test year. Contemporaneously with this filing, Consumers requested interim rate relief in the same amount. In August 2003, the MPSC Staff recommended interim rate relief of $80 million be granted in this proceeding, subject to Consumers voluntarily agreeing to limit its dividends to its parent, CMS Energy, to a maximum of $190 million in any calendar year.

In September 2003, Consumers filed an update to its gas rate case that lowered the requested revenue increase from $156 million to $139 million and revised the return on common equity from 13.5 percent to 12.75 percent. The majority of the reduction is related to lower debt costs and changes in the projected capital structure. The MPSC Staff and ABATE filed their cases in early October. The Staff made no change to its interim position of $80 million and continued to propose the same dividend limitation. ABATE did not make a specific recommendation for a final rate increase, but did discuss the rate design used to recover any rate increase granted. A proposal for decision is expected from the administrative law judge in January 2004.

OTHER CONSUMERS' UNCERTAINTIES

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through September 30, 2003, Consumers has incurred approximately $7 million in incremental security costs, including operating, capital, and decommissioning and removal costs, mainly relating to its nuclear facilities. Consumers estimates it may incur additional incremental security costs for the last three months of 2003 of approximately $3 million, of which $2 million relates to nuclear security costs. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. In February 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

DERIVATIVE ACTIVITIES: Consumers may use a variety of contracts to protect against commodity price and interest rate risk. Some of these contracts may be subject to derivative accounting, which requires that the value of the contracts be adjusted to fair value through earnings or equity depending upon certain criteria. Such adjustments to fair value could cause earnings volatility. For further information about derivative activities, see Note 7, Risk Management Activities and Financial Instruments.

OTHER: In addition to the matters disclosed in this note, Consumers and certain of its subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Consumers has accrued estimated losses for certain contingencies discussed in this note. Resolution of these contingencies is not expected to have a material adverse impact on Consumers' financial position, liquidity, or results of operations.

                                     CMS-78

                                                          CMS Energy Corporation

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

CMS GENERATION-OXFORD TIRE RECYCLING: In 1999, the California Regional Water Control Board of the State of California named CMS Generation as a potentially responsible party for the cleanup of the waste from a fire that occurred in September 1999 at the Filbin tire pile. The tire pile was maintained as fuel for an adjacent power plant owned by Modesto Energy Limited Partnership. Oxford Tire Recycling of Northern California, Inc., a subsidiary of CMS Generation until 1995, owned the Filbin tire pile. CMS Generation has not owned an interest in Oxford Tire Recycling of Northern California, Inc. or Modesto Energy Limited Partnership since 1995. In 2000, the California Attorney General filed a complaint against the potentially responsible parties for cleanup of the site and assessed penalties for violation of the California Regional Water Control Board order. The parties have reached a settlement with the state, which the court approved, pursuant to which CMS Energy had to pay $6 million. At the request of the U.S. Department of Justice in San Francisco (DOJ), CMS Energy and other parties contacted by the DOJ entered into separate tolling agreements with the DOJ in September 2002. The tolling agreement stopped the running of any statute of limitations during the period between September 13, 2002 and (through several extensions of the original tolling period) December 30, 2003, to facilitate the settlement discussions between all the parties in connection with federal claims arising from the fire at the Filbin tire pile. On September 23, 2002, CMS Energy received a written demand from the U.S. Coast Guard for reimbursement of approximately $3.5 million in costs incurred by the U.S. Coast Guard in fighting the fire.

In connection with this fire, several class action lawsuits were filed claiming that the fire resulted in damage to the class and that management of the site caused the fire. CMS Generation has reached a settlement with the plaintiffs in the amount of $9 million. The primary insurance carrier paid $8 million of this amount, and the Secondary insurer paid the remaining $1 million.

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

                                     CMS-79

                                                          CMS Energy Corporation

DIG CUSTOMER DISPUTES: As a result of the continued delays in the DIG project becoming fully operational, DIG's customers, Ford Motor Company and Rouge Industries, have asserted claims that the continued delays relieve them of certain contractual obligations totaling $43 million. In addition, Ford and/or Rouge have asserted several other commercial claims against DIG relating to operation of the DIG plant. In February 2003, Rouge filed an Arbitration Demand against DIG and CMS MST Michigan, LLC with the American Arbitration Association. Rouge is seeking a total of $27 million plus additional accrued damages at the time of any award, plus interest. More specifically, Rouge is seeking at least $20 million under a Blast Furnace Gas Delivery Agreement in connection with DIG's purported failure to declare a Blast Furnace Gas Delivery Date within a reasonable time period, plus approximately $7 million for assorted damage claims under several legal theories. As part of this arbitration, DIG has filed claims against Rouge and Ford and Ford has filed claims against DIG for unspecified amounts. DIG and CMS MST Michigan, LLC intend to vigorously defend themselves, but cannot predict the outcome of this matter.

In October 2003, Rouge filed bankruptcy under Chapter 11 of the United States Bankruptcy Code and as a result, the arbitration is subject to the automatic stay imposed by the Bankruptcy Code. Rouge has indicated that it will continue to honor its contractual obligations to pay for the steam and electricity DIG provides. DIG is in the process of exploring its options relative to the bankruptcy action but cannot predict the eventual outcome of the matter.

DIG NOISE ABATEMENT LAWSUIT: In February 2003, DIG was served with a three-count first amended complaint in the matter of Ahmed, et al. v. Dearborn Industrial Generation, LLC, that was filed in Wayne County Michigan Circuit Court. The complaint seeks damages "in excess of $25,000" and injunctive relief based upon allegations of excessive noise and vibration created by operation of the power plant. The first amended complaint was filed on behalf of six named plaintiffs, all alleged to be adjacent or nearby residents or property owners. The damages alleged are injury to persons and property of the landowners. Certification of a class of "potentially thousands" who have been similarly affected is requested. DIG intends to aggressively defend this action. DIG cannot predict the outcome of this matter.

MCV EXPANSION, LLC: Under an agreement entered into with General Electric Company ("GE") in October 2002, MCV Expansion, LLC has a remaining contingent obligation to GE in the amount of $2.2 million that may become payable in the fourth quarter of 2003. The agreement provides that this contingent obligation is subject to a pro rata reduction under a formula based upon certain purchase orders being entered into with GE by June 30, 2003. MCV Expansion, LLC anticipates but cannot assure that purchase orders will be executed with GE sufficient to eliminate contingent obligations of $2.2 million.

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

                                     CMS-80

                                                          CMS Energy Corporation

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

While CMS Energy's management cannot predict the most likely future, or average peso to U.S. dollar exchange rates, it does expect that these non-cash charges substantially reduce the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At September 30, 2003, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of Common Stockholders' Equity using an exchange rate of 2.975 pesos per U.S. dollar was $259 million. This amount also reflects the effect of recording U.S. income taxes with respect to temporary differences between the book and tax basis of foreign investments, including the foreign currency translation associated with CMS Energy's Argentine investments, that were determined to no longer be essentially permanent in duration.

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

                                     CMS-81

                                                          CMS Energy Corporation

5: FINANCINGS AND CAPITALIZATION

The following is a summary of CMS Energy's Long-Term Debt as of September 30, 2003 and December 31, 2002:

LONG-TERM DEBT                                                                                      in Millions
---------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30        December 31
                                                    Interest Rate (%)    Maturity               2003                2002
---------------------------------------------------------------------------------------------------------------------------
CMS ENERGY
   Senior Notes                                         7.625              2004             $    176             $   176
                                                        6.750 (a)          2004                   82                 287
                                                        9.875              2007                  468                 468
                                                        8.900              2008                  260                 260
                                                        7.500              2009                  409                 409
                                                        7.750              2010                  300                   -
                                                        8.500              2011                  300                 300
                                                        8.375              2013                    -                 150
                                                        3.375 (b)          2023                  150                   -
                                                                                            -------------------------------
                                                                                               2,145               2,050
                                                                                            -------------------------------
   General Term Notes :       Series D                  6.938 (c)      2005 - 2008                65                  94
                              Series E                  7.718 (c)(a)   2003 - 2009               163                 227
                              Series F                  7.487 (c)      2003 - 2016               296                 298
                                                                                            -------------------------------
                                                                                                 524                 619
                                                                                            -------------------------------
   Extendible Tenor Rate Adjusted Securities            7.000              2005                  180                 180
   Revolving Credit Facilities                         Floating         2003-2004                  5                 291
   Other                                                                                           8                  29
                                                                                            -------------------------------
                                                                                                 193                 500
                                                                                            -------------------------------
CONSUMERS ENERGY
   Senior Notes                                         6.000              2005                  300                 300
                                                        6.250              2006                  332                 332
                                                        6.375              2008                  159                 159
                                                        6.200 (d)          2008                    -                 250
                                                        6.875              2018                  180                 180
                                                        6.500 (e)          2018                  141                 141
                                                        6.500 (f)          2028                  142                 142
                                                                                            -------------------------------
                                                                                               1,254               1,504
                                                                                            -------------------------------
   Securitization Bonds                                 5.075 (c)       2005-2015                434                 453
   First Mortgage Bonds                                 5.240 (c)       2008-2023              1,482                 208
   Long-Term Bank Debt                                 Floating            2009                  140                 328
   Nuclear Fuel Disposal Liability                                         (g)                   139                 138
   Pollution Control Revenue Bonds                     Various          2010-2018                126                 126
   Other                                                                                           6                   8
                                                                                            -------------------------------
                                                                                               2,327               1,261
OTHER SUBSIDIARIES                                                                                56                  77
                                                                                            -------------------------------
Principal Amount Outstanding                                                                   6,499               6,011
   Current Amounts                                                                              (172)               (627)
   Net Unamortized Discount                                                                      (36)                (28)
---------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                        $  6,291             $ 5,356
===========================================================================================================================

                                     CMS-82

                                                          CMS Energy Corporation

(a) Senior notes of $82 million and Series E GTNs of $14.7 million were called and redeemed as of October 15, 2003.

(b) These notes are convertible into shares of common stock at $10.671 per share under certain circumstances.

(c)  Represents the weighted average interest rate at September 30, 2003.

(d) These notes were subject to a Call Option by the Callholder or a Mandatory Put on May 1, 2003.

(e) Senior Remarketed Notes subject to optional redemption by Consumers after June 15, 2005.

(f)  Callable at par on or after October 1, 2003.

(g)  Maturity date uncertain.

CMS ENERGY

On March 30, 2003, CMS Energy entered into an amendment and restatement of its then existing $300 million and $295.8 million revolving credit facilities under which $409 million was outstanding. The Second Amended and Restated Senior Credit Agreement included a $159 million tranche with a maturity date of April 30, 2004 and a $250 million tranche with a maturity date of September 30, 2004. The facility was underwritten by several banks at a total annual cost to CMS Energy of approximately ten percent which included the initial commitment fee. Any proceeds of debt or equity issuances by CMS Energy and its subsidiaries or any asset sales by CMS Energy or its subsidiaries, other than Consumers, were required to be used to prepay this facility. This facility was collateralized primarily by the stock of Consumers, Enterprises and certain Enterprises subsidiaries. In July 2003, the facility was paid down to $5 million with a combination of a portion of the proceeds of the sale of CMS Field Services and a portion of the proceeds of the issuance of the $300 million 7.75 percent Senior Notes due 2010. On September 12, 2003, this credit agreement was amended and restated in the amount of $5 million. The amended and restated credit facility does not include any restrictive financial covenants. As of September 30, 2003, $5 million was outstanding on this facility.

LONG-TERM FINANCINGS: In July 2003, CMS Energy issued, in a private placement to institutional investors, $150 million of 3.375 percent convertible senior notes due July 15, 2023. The notes are putable to CMS Energy by the note holders at par on July 15, 2008, July 15, 2013 and July 15, 2018. The notes are convertible into CMS Energy common stock at the option of the holder under certain circumstances. The initial conversion price is $10.671 per share, which translates into 93.7137 shares of common stock for each $1,000 principal note converted. CMS has agreed to file a shelf registration statement with the SEC by October 14, 2004 relating to the resale of the notes and the common stock issuable upon conversion thereof. Also in July 2003, CMS Energy issued $300 million of 7.75 percent senior notes due 2010. CMS has agreed to file a registration statement with the SEC by March 14, 2004 to permit holders of these notes to exchange the notes for new notes that will be registered under the Securities Act of 1933. The approximately $433 million of proceeds from these issuances were used to retire a portion of debt outstanding under CMS Energy's Second Amended and Restated Senior Credit Agreement and to redeem a portion of CMS Energy's 6.75 percent Senior Notes due January 2004.

In July 2003, CMS Energy retired $150 million principal amount of CMS Energy's
8.375 percent Reset Put Securities due 2013. As a result, CMS Energy recorded a charge in July 2003 of approximately $19 million after-tax related to the accelerated amortization of debt issuance costs and the premium paid associated with the discharge of these securities. In October 2003, $82 million of the 6.75 percent senior notes were called and redeemed.

GENERAL TERM NOTES: At September 30, 2003, CMS Energy had issued and outstanding $524 million GTNs, comprised of $65 million Series D GTNs, $163 million Series E GTNs and $296 million of Series

                                     CMS-83

                                                          CMS Energy Corporation

F GTNs with weighted average interest rates of 6.94 percent, 7.72 percent and
7.49 percent, respectively. No Series G GTNs have been issued since their registration in May 2002. In October 2003, approximately $15 million of Series E GTNs were called and redeemed.

ENTERPRISES

In May 2003, CMS Energy entered into a revolving credit facility in an aggregate amount of $185 million. The maturity date of this facility is May 21, 2004. This facility is primarily used to provide letter of credit support for Enterprises' subsidiary activities - principally credit support for project debt. Enterprises provides funds to cash collateralize all letters of credit issued through this facility. As of September 30, 2003, approximately $167 million of letters of credit were issued under this facility and the cash that collateralizes the letters of credit is included on the balance sheet as restricted cash.

CONSUMERS

REGULATORY AUTHORIZATION FOR FINANCINGS: At September 30, 2003, Consumers had FERC authorization, through June 2004, to issue or guarantee up to $1.1 billion of short-term securities outstanding at any one time. As of September 30, 2003, Consumers had $400 million outstanding as collateral for the revolving credit facility (discussed below) and had an additional $700 million available for future issuances of short-term securities. At September 30, 2003, Consumers also had remaining FERC authorization, through June 2004, to issue up to $800 million of long-term securities for refinancing or refunding purposes, $560.3 million of long-term securities for general corporate purposes, and $2.06 billion of long-term first mortgage bonds to be issued solely as collateral for other long-term securities. Also, FERC has granted waivers of its competitive bid/negotiated placement requirements applicable to the long-term securities authorization indicated above.

SHORT-TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. In September 2003, this facility was amended and restated as a $400 million revolving credit facility. The interest rate of the facility was reduced from LIBOR plus 350 to LIBOR plus 175 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. At September 30, 2003, all of the $400 million is available for general corporate purposes. At September 30, 2003, a total of $4 million was outstanding on all short-term financings at a weighted average interest rate of 2.79 percent, compared with $235 million outstanding at September 30, 2002 at a weighted average interest rate of 3.7 percent.

FIRST MORTGAGE BONDS: In April 2003, Consumers sold $625 million principal amount of first mortgage bonds in a private offering to institutional investors; $250 million were issued at an interest rate of 4.25 percent, maturing in April 2008, and net proceeds were approximately $248 million; $375 million were issued at an interest rate 5.375 percent, maturing in April 2013, and net proceeds were approximately $371 million. Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that included paying down additional debt. The $32 million option call payment was deferred and is being amortized to interest expense over the term of the replacement debt in accordance with SFAS No. 71. Consumers agreed to file a registration statement with the SEC by December 26, 2003 to permit holders of the first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

In May 2003, Consumers sold $250 million principal amount of first mortgage bonds in a private offering

                                     CMS-84

                                                          CMS Energy Corporation

to institutional investors; the bonds were issued at an interest rate of 4.00 percent, maturing May 2010, and net proceeds were approximately $247 million. Consumers used the net proceeds to pay down existing debt. Consumers agreed to file a registration statement with the SEC by December 26, 2003 to permit holders of the first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

In August 2003, Consumers sold $400 million principal amount of first mortgage bonds in a private offering to institutional investors; $200 million were issued at an interest rate of 4.80 percent, maturing in February 2009, and net proceeds were approximately $198 million and $200 million were issued at an interest rate of 6.00 percent, maturing in February 2014, and net proceeds were approximately $198 million. Consumers used the net proceeds to pay down existing debt and for general corporate purposes. Consumers agreed to file a registration statement with the SEC by April 14, 2004 to permit holders of the first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

SENIOR NOTES: In March 2003, Consumers entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan were used for general corporate purposes.

In March 2003, Consumers entered into a $150 million term loan secured by first mortgage bonds. This term loan had a three-year maturity expiring in March 2006. This term loan was paid in full with the proceeds of first mortgage bonds issued in August 2003.

REQUIRED RATIOS

CMS Energy's amended and restated $5 million credit facility does not include any restrictive financial covenants. Consumers' credit facilities have restrictive financial covenants that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

Required Ratio                                  Limitation              Ratio at September 30, 2003
---------------------------------------------------------------------------------------------------
CONSUMERS:
Debt to Capital Ratio(a)(b)                not more than 0.65 to 1.00           0.58 to 1.00
Interest Coverage Ratio-Revolver(a)        not less than 2.00 to 1.00           3.34 to 1.00
===================================================================================================

(a) Violation of this ratio would constitute an event of default under the facility that provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) The terms of the credit facility provide for the exclusion of securitization bonds in the calculation of the debt to capital ratio.

In 1994, CMS Energy executed an indenture with JPMorgan Chase Bank, ultimate successor to The Chase Manhattan Bank, pursuant to CMS Energy's general term notes program. The indenture, through supplements, contains certain provisions that can trigger a limitation on CMS Energy's consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated leverage ratio, as defined in the indenture (essentially the ratio of consolidated debt to consolidated capital), exceeds 0.75 to 1.0. At September 30, 2003, CMS Energy's consolidated leverage ratio was 0.76 to 1.0. As a result, CMS Energy will not and will not permit certain material subsidiaries, excluding Consumers and its subsidiaries, to become liable for new indebtedness. However, CMS Energy and the material subsidiaries may incur revolving indebtedness to banks of up to $1 billion in the aggregate and may refinance existing debt that

                                     CMS-85

                                                          CMS Energy Corporation

was incurred while CMS Energy was in compliance with the consolidated leverage ratio.

In 1992, CMS Energy executed an indenture with Bank One Trust Company, N.A. (successor to NBD Bank, National Association) pursuant to which CMS Energy issues its senior notes. The indenture, through supplements, contains certain provisions that can trigger a limitation on consolidated indebtedness. The limitation can be activated when CMS Energy's consolidated coverage ratio, as defined in the indenture, is below 1.70 to 1.0. At September 30, 2003, CMS Energy's consolidated coverage ratio was 2.02 to 1.0.

Consumers is subject to covenants in its financing agreements that could limit its ability to incur additional indebtedness. Consumers has agreed in several of its financing agreements to maintain specified levels of cash coverage of its interest requirements and to not allow its indebtedness to exceed specified levels of its consolidated capitalization (the "Debt Percentage Tests"). Consumers is in compliance with these requirements as of the most recent measurement date, September 30, 2003. These covenants make use of both generally accepted accounting principles and defined contractual terms in specifying how the relevant calculations are made. Consumers sought and received amendments to certain of its relevant financing agreements to modify the terms of the Debt Percentage Tests in order to, among other things, remove the effect of the adoption of SFAS No. 150, portions of which have now been deferred indefinitely, regarding Trust Preferred Securities on the calculations.

RESTRICTED PAYMENTS: Under the provisions of its articles of incorporation, Consumers had $412 million of unrestricted retained earnings available to pay common dividends at September 30, 2003. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. Through September 30, 2003, Consumers paid $162 million in common dividends. In October 2003, Consumers declared a $57 million common dividend payable in November 2003.

For information on the potential cap on common dividends payable included in the MPSC Securitization order see Note 4, Uncertainties, Consumers' Electric
Utility Rate Matters, "Securitization." Also, for information on the potential cap on common dividends payable included in the MPSC Staff's recommendation in Consumers' gas rate case see Note 4, Uncertainties, "Consumers' Gas Utility Rate Matters - 2003 Gas Rate Case."

COMPANY-OBLIGATED PREFERRED SECURITIES: CMS Energy and Consumers each have wholly owned statutory business trusts that are consolidated with the respective parent company. CMS Energy and Consumers created these trusts for the sole purpose of issuing trust preferred securities. In each case, the primary asset of the trust is a note or debenture of the parent company. The terms of the trust preferred security parallel the terms of the related parent company note or debenture. The terms, rights and obligations of the trust preferred security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, the parent guarantee of the related trust preferred security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and trust preferred security constitute a full and unconditional guarantee by the parent company of the trust's obligations under the trust preferred security. In addition to the similar provisions previously discussed, specific terms of the securities follow. For further information, see Note 7, Risk Management Activities and Financial Instruments, Financial Instruments, and Note 10, Implementation of New Accounting Standards.

                                     CMS-86

                                                          CMS Energy Corporation

                                                                                                     In Millions
----------------------------------------------------------------------------------------------------------------
                                                                          Amount                       Earliest
Trust and Securities                                   Rate            Outstanding     Maturity       Redemption
----------------------------------------------------------------------------------------------------------------
September 30                                                         2003       2002
----------------------------------------------------------------------------------------------------------------
CMS Energy Trust I (a)                                 7.75%        $ 173      $ 173     2027            2001
CMS Energy Trust III (b)                               7.25%            -        220     2004            2003
Consumers Power Company Financing I,
  Trust Originated Preferred Securities (c)            8.36%           70         70     2015            2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities (c)            8.20%          120        120     2027            2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities (d)            9.25%          175        175     2029            2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities (e)                       9.00%          125        125     2031            2006
                                                                    ----------------
Total Amount Outstanding                                            $ 663      $ 883
================================================================================================================

(a) Represents 3,450,000 shares of Quarterly Income Preferred Securities that are convertible into 1.2255 shares of CMS Energy Common Stock (equivalent to a conversion price of $40.80). Conversion is unlikely as of September 30, 2003, based upon the market price of CMS Energy's Common Stock of $7.37. If conversion were to occur in the future, the securities would be converted into 4,227,975 shares of CMS Energy Common Stock. Effective July 2001, CMS Energy can revoke the conversion rights if certain conditions are met.

(b) In August 2003, 8,800,000 units of outstanding 7.25 percent Premium Equity Participating Security Units (CMS Energy Trust III) were converted to 16,643,440 newly issued shares of CMS Energy Common Stock.

(c)  Consumers can currently redeem these securities at par value.

(d) Consumers cannot redeem these securities until 2004. If Consumers were to redeem these securities as of September 30, 2003, they would be required to pay market value, which is approximately $180 million.

(e) Consumers cannot redeem these securities until 2006. If Consumers were to redeem these securities as of September 30, 2003, they would be required to pay market value, which is approximately $128 million.

                                     CMS-87

                                                          CMS Energy Corporation

OTHER: Under a revolving accounts receivable sales program, Consumers currently sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity, Consumers Receivables Funding II. In turn, Consumers Receivables Funding II may sell an undivided interest in up to $325 million of the receivables to a bank-sponsored commercial paper conduit. The amount sold to the conduit was $254 million at September 30, 2003 and $325 million at September 30, 2002. These amounts are excluded from accounts receivable in Consumers' consolidated balance sheets. Consumers continues to service the receivables sold, however, the purchaser of the receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the receivables sold and Consumers retains no interest in the receivables sold.

Certain cash flows received from and paid to Consumers under its accounts receivable sales program are shown below:

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                          Three Months Ended       Nine Months Ended
September 30                                              2003          2002       2003       2002
----------------------------------------------------------------------------------------------------
Proceeds from sales (remittance of collections)
     under the program                                   $ 204         $  14     $   (71)    $   (9)
Collections reinvested under the program                   920           918       3,379      3,141
====================================================================================================

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS:
Effective January 1, 2003, CMS Energy adopted the provisions of this interpretation that requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to certain guarantee contracts, such as warranties, derivatives, or guarantees between either parent and subsidiaries or corporations under common control, although disclosure of such guarantees is required. For contracts that are within the initial recognition and measurement provision of this interpretation, the provisions are to be applied to guarantees issued or modified after December 31, 2002; no cumulative effect adjustments are required.

The following table is a summary of CMS Energy's guarantees as required by FASB Interpretation No. 45:

September 30, 2003                                                                                             In Millions
--------------------------------------------------------------------------------------------------------------------------
                                                      Issue      Expiration     Maximum        Carrying        Recourse
Guarantee Description                                  Date         Date       Obligation     Amount(b)      Provision(c)
--------------------------------------------------------------------------------------------------------------------------
Indemnifications from asset sales and
   other agreements(a)                               Various      Various       $ 1,971         $ 0.7            $ -
Letters of credit                                    Various      Various           204             -              -
Surety bonds and other indemnifications              Various      Various            65             -              -
Other guarantees                                     Various      Various           208             -              -
Nuclear insurance retrospective premiums             Various      Various           133             -              -
==========================================================================================================================

(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which the purchaser is indemnified by CMS Energy or a subsidiary for losses resulting from

                                     CMS-88

                                                          CMS Energy Corporation

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

The off-balance sheet commitments at September 30, 2003 are as follows:

Commercial Commitments                                                                           In Millions
------------------------------------------------------------------------------------------------------------
                                                               Commitment Expiration
------------------------------------------------------------------------------------------------------------
September 30                    Total          2003       2004      2005       2006       2007        Beyond
------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                   $ 208          $ -       $   -      $  -        $ 4       $ -          $ 204
   Indemnities                     65            -           -        35          -         -             30
   Letters of Credit (a)          204            5         195         -          -         -              4
------------------------------------------------------------------------------------------------------------
Total                           $ 477          $ 5       $ 195      $ 35        $ 4       $ -          $ 238
============================================================================================================

(a) At September 30, 2003, CMS Energy had $176 million of cash collateralized letters of credit and the cash used to collateralize the letters of credit is included in Restricted Cash on the consolidated balance sheet.

CMS Energy and Enterprises, including subsidiaries, have guaranteed payment of obligations, through letters of credit and surety bonds, of unconsolidated affiliates and related parties approximating $477 million as of September 30, 2003. Included in this amount, Enterprises, in the ordinary course of business, has guarantees in place for contracts of CMS MST that contain certain schedule and performance requirements. As of September 30, 2003, the actual amount of financial exposure covered by these guarantees was $52 million. This amount excludes the guarantees associated with CMS MST's natural gas supply contract obligations totaling $246 million, which are recorded as liabilities on the Consolidated Balance Sheet at September 30, 2003. Management monitors and approves these obligations and believes it is unlikely that CMS Energy or Enterprises would be required to perform or otherwise incur any material losses associated with the above obligations.

CAPITALIZATION: The authorized capital stock of CMS Energy consists of 250 million shares of CMS Energy Common Stock and 10 million shares of CMS Energy Preferred Stock, $.01 par value.

6:   EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                     CMS-89

                                                          CMS Energy Corporation

                                                                                In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30                                                      2003                 2002
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK:
  CMS Energy - Basic                                                            $     (77)              $   37
  Add conversion of Trust Preferred
          Securities (net of tax)                                                       -  (a)               -  (a)
                                                                                -------------------------------------
  CMS Energy - Diluted                                                          $     (77)              $   37
                                                                                =====================================

AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
  CMS Energy:
    Average Shares - Basic                                                          152.2                143.9
    Add conversion of Trust Preferred Securities                                        -  (a)               -  (a)
    Stock Options and Warrants                                                          -  (b)               -
                                                                                -------------------------------------
    Average Shares - Diluted                                                        152.2                143.9
                                                                                =====================================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
        Basic                                                                   $   (0.51)              $ 0.26
        Diluted                                                                 $   (0.51)              $ 0.26
=====================================================================================================================

                                                                                In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                                        2003                2002
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK:
  CMS Energy - Basic                                                            $     (43)              $    5
  Add conversion of Trust Preferred
          Securities (net of tax)                                                       -  (a)               -  (a)
                                                                                -------------------------------------
  CMS Energy - Diluted                                                          $     (43)              $    5
                                                                                =====================================
AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
  CMS Energy:
    Average Shares - Basic                                                          146.8                137.4
    Add conversion of Trust Preferred Securities                                        -  (a)               -  (a)
    Stock Options and Warrants                                                          -  (b)               -
                                                                                -------------------------------------
    Average Shares - Diluted                                                        146.8                137.4
                                                                                =====================================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
        Basic                                                                   $   (0.29)              $ 0.04
        Diluted                                                                 $   (0.29)              $ 0.04
=====================================================================================================================

(a) The effects of converting the trust preferred securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(b) Shares of outstanding stock options and warrants of 0.3 million for three months ended 2003 and 0.2 million for nine months ended 2003 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

                                     CMS-90

                                                          CMS Energy Corporation

7: RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

The objective of the CMS Energy risk management policy is to analyze, manage and coordinate the identified risk exposures of the individual business segments. CMS Energy and its regulated and non-regulated subsidiaries, may utilize a variety of instruments to manage risk and may execute these transactions with external parties either directly, or through CMS Enterprises or its marketing subsidiary, CMS MST. These instruments may include futures contracts, swaps, options and forward contracts to manage exposure to fluctuations in commodity prices, interest rates and foreign exchange rates.

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

DERIVATIVE INSTRUMENTS: Contracts used to manage commodity price, interest rate, and foreign exchange rate risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. If a contract is accounted for as a derivative instrument, it is recorded in the consolidated financial statements as an asset or a liability, at the fair value of the contract. Any difference between the recorded book value and the fair value is reported either in earnings or accumulated other comprehensive income, depending on certain qualifying criteria. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract.

In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. CMS Energy uses a combination of quoted market prices and mathematical valuation models to determine fair value of those contracts requiring derivative accounting. The ineffective portion, if any, of all hedges is recognized in earnings.

The majority of CMS Energy's contracts are not subject to derivative accounting because they qualify for the normal purchases and sales exception of SFAS No.
133. Derivative accounting is required, however, for certain contracts used to limit CMS Energy's exposures to electricity and gas commodity price risk and interest rate and foreign currency exchange risk.

ELECTRIC CONTRACTS: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. As of September 30, 2003, Consumers did not have any unexpired purchased electric call option contracts subject to derivative accounting. All remaining purchased electric

                                     CMS-91

                                                          CMS Energy Corporation

call option contracts subject to derivative accounting as of June 2003, expired in the third quarter of 2003. As of September 30, 2002, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million.

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

Consumers' electric business also uses gas option and swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that are used to offset increases in the price of potential gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs. As of September 30, 2003, gas fuel for generation call option contracts entered into in the second quarter of 2003 had expired. As of September 30, 2002, gas fuel for generation swap contracts had a fair value of less than $1 million. These contracts expired in December 2002.

For the three months ended September 30, 2003, Consumers recorded an unrealized loss in accumulated other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership of $5 million, net of tax. For the nine months ended September 30, 2003, Consumers recorded an unrealized gain in accumulated other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership of $8 million, net of tax. As of September 30, 2003, the cumulative total of unrealized gains recorded in other accumulated comprehensive income related to Consumers' proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership is $6 million, net of tax. Consumers expects to reclassify this gain, if this value remains, as an increase to earnings from equity method investees during the next 12 months.

GAS CONTRACTS: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply call and put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. As of September 30, 2003, weather-based gas call options and gas call and put options requiring derivative accounting had a net fair value that was less than $1 million. The original cost of the options was a net $3 million. Consumers recorded an unrealized loss of $3 million associated with these options directly in earnings as part of other income, and then directly offset this loss and recorded it on the balance sheet as a regulatory asset. Any subsequent changes in fair value will be recorded in a similar manner.

As of September 30, 2002, Consumers gas supply contracts and weather-based gas call options and gas put options requiring derivative accounting had a fair value of $1 million, representing a fair value gain on the contracts since the date of inception. Changes in fair value were recorded in a similar manner as stated above for weather-based gas call options and gas call and put options.

INTEREST RATE RISK CONTRACTS: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers records any change in the fair value of these contracts in accumulated other

                                     CMS-92

                                                          CMS Energy Corporation

comprehensive income unless the swaps are sold. As of September 30, 2003, Consumers did not have any interest rate swaps outstanding. As of September 30, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable-rate debt. This swap expired in June 2003. As of September 30, 2002, this interest rate swap had a negative fair value of $2 million.

Consumers was able to apply the shortcut method to all interest rate hedges; therefore, there was no ineffectiveness associated with these hedges.

ENERGY TRADING ACTIVITIES: Through December 31, 2002, CMS MST's wholesale power and gas trading activities were accounted for under the mark-to-market method of accounting. Effective, January 1, 2003, EITF Issue No. 98-10 was rescinded by EITF Issue No. 02-03 and as a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 can be carried at fair value. The impact of this change for CMS MST was recognized as a cumulative effect of a change in accounting principle loss of $23 million, net of tax. See Note 10, Implementation of New Accounting Standards. Under mark-to-market accounting, energy-trading contracts are reflected at fair market value, net of reserves, with unrealized gains and losses recorded as an asset or liability in the consolidated balance sheets. These assets and liabilities are affected by the timing of settlements related to these contracts, current-period changes from newly originated transactions and the impact of price movements. Changes in fair value are recognized as revenues in the consolidated statements of income in the period in which the changes occur. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations. In certain contracts, long-term commitments may extend beyond the period in which market quotations for such contracts are available and volumetric obligations may not be defined. Mathematical models are developed to determine various inputs into the fair value calculation including price, anticipated volumetric obligations and other inputs that may be required to adequately address the determination of fair value of the contracts. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of the mathematical model. CMS Energy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. Market prices are adjusted to reflect the impact of liquidating the company's position in an orderly manner over a reasonable period of time under present market conditions.

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

At September 30, 2003 and 2002, CMS Energy has recorded a net price risk management asset of $14 million and $129 million respectively, net of reserves, related to the unrealized mark-to-market gains on existing wholesale power contracts, gas contracts, and hedges for retail activities that are marked as derivatives.

FLOATING TO FIXED INTEREST RATE SWAPS: CMS Energy and its subsidiaries have entered into floating to

                                     CMS-93

                                                          CMS Energy Corporation

fixed interest rate swap agreements to reduce the impact of interest rate fluctuations. These swaps are designated as cash flow hedges and the difference between the amounts paid and received under the swaps is accrued and recorded as an adjustment to interest expense over the term of the agreement. Changes in the fair value of these swaps are recorded in accumulated other comprehensive income until the swaps are terminated. As of September 30, 2003, these swaps had a negative fair value of $1 million that, if sustained, will be reclassified to earnings as the swaps are settled on a quarterly basis.

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect CMS Energy's exposure to credit or market risks. The weighted average interest rate associated with outstanding swaps was approximately 7.4 percent at September 30, 2003 and 5.2 percent at September 30, 2002.

                                                                                                          In Millions
---------------------------------------------------------------------------------------------------------------------
Floating to Fixed                                                    Notional       Maturity
Interest Rate Swaps                                                   Amount          Date                 Fair Value
---------------------------------------------------------------------------------------------------------------------
September 30, 2003                                                     $  14        2005-2006                 $ (1)
September 30, 2002                                                     $ 294        2003-2006                 $ (9)
=====================================================================================================================

FIXED TO FLOATING INTEREST RATE SWAPS: CMS Energy monitors its debt portfolio mix of fixed and variable rate instruments and may enter into fixed to floating rate swaps to maintain an appropriate mix of fixed and floating rate debt. These swaps are designated as fair value hedges and any realized gains or losses in the fair value are amortized to earnings after the termination of the hedge instrument over the remaining life of the hedged item. There were no outstanding fixed to floating interest rate swaps as of September 30, 2003 and 2002.

FOREIGN EXCHANGE DERIVATIVES: CMS Energy may use forward exchange and option contracts to hedge certain receivables, payables, long-term debt and equity value relating to foreign investments. The purpose of CMS Energy's foreign currency hedging activities is to protect the company from the risk associated with adverse changes in currency exchange rates that could affect materially cash flow. These contracts would not subject CMS Energy to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged.

There were no outstanding foreign exchange contracts at September 30, 2003. The notional amount of the outstanding foreign exchange contracts at September 30, 2002 was $1 million Canadian contracts. The estimated fair value of the foreign exchange and option contracts at September 30, 2002 was zero.

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. The estimated fair values of long-term investments are based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. Judgment may also be required to interpret market data to develop certain estimates of fair value. Accordingly, the estimates determined as of September 30, 2003 and 2002 are not necessarily indicative of the amounts that may be realized in current market exchanges. The carrying amounts of all long-term financial instruments, except for those as shown below, approximate fair value.

                                     CMS-94

                                                          CMS Energy Corporation

                                                                                                           In Millions
----------------------------------------------------------------------------------------------------------------------
As of September 30                                       2003                                       2002
----------------------------------------------------------------------------------------------------------------------
                                          Carrying     Fair          Unrealized    Carrying     Fair        Unrealized
                                            Cost      Value          Gain(Loss)      Cost       Value         Gain
----------------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                        $ 6,291    $ 6,439          $ (148)      $ 5,648     $ 5,206        $ 442
Trust Preferred Securities                    663        603              60           883         676          207
Preferred Stock                                44         33              11            44          23           21
Available-for-Sale Securities:
 Nuclear Decommissioning (b)              $   450    $   553          $  103       $   464     $   530        $  66
 SERP                                          55         62               7            54          56            2
 Southern Union Stock                          54         54               -             -           -            -
======================================================================================================================

(a)  Settlement of long-term debt is generally not expected until maturity.

(b) On January 1, 2003, CMS Energy adopted SFAS No. 143 and began classifying its unrealized gains and losses on nuclear decommissioning investments as regulatory liabilities. CMS Energy previously classified these investments in accumulated depreciation.

8:   EQUITY METHOD INVESTMENTS

Certain of CMS Energy's investments in companies, partnerships and joint ventures, where ownership is more than 20 percent but less than a majority, are accounted for by the equity method of accounting in accordance with APB Opinion No. 18. Net income from these investments included distributions in excess of earnings of $33 million for the three months ended September 30, 2003 and undistributed earnings of $14 million for the three months ended September 30, 2002. Net income from these investments included undistributed earnings of $38 million for the nine months ended September 30, 2003 and $71 million for the nine months ended September 30, 2002. The most significant of these investments is CMS Energy's 50 percent interest in Jorf Lasfar and its 49 percent interest in the MCV Partnership. Summarized income statement information of CMS Energy's most significant equity method investments follows.

Income Statement Data

                                                                              In Millions
-----------------------------------------------------------------------------------------
Three Months Ended September 30, 2003                  Jorf Lasfar     MCV          Total
-----------------------------------------------------------------------------------------
Operating revenue                                      $    89        $ 148         $ 237
Operating expenses                                          52          138           190
                                                       ----------------------------------
Operating income                                            37           10            47
Other expense, net                                          17           25            42
                                                       ----------------------------------
Net income (loss)                                      $    20        $ (15)        $   5
=========================================================================================

                                                                              In Millions
-----------------------------------------------------------------------------------------
Three Months Ended September 30, 2002                  Jorf Lasfar     MCV          Total
-----------------------------------------------------------------------------------------
Operating revenue                                      $    87        $ 156         $ 243
Operating expenses                                          47          120           167
                                                       ----------------------------------
Operating income                                            40           36            76
Other expense, net                                          14           27            41
                                                       ----------------------------------
Net income                                             $    26        $   9         $  35
=========================================================================================

                                     CMS-95

                                                          CMS Energy Corporation

Income Statement Data

                                                                              In Millions
-----------------------------------------------------------------------------------------
Nine Months Ended September 30, 2003                    Jorf Lasfar    MCV          Total
-----------------------------------------------------------------------------------------
Operating revenue                                       $    270      $ 443         $ 713
Operating expenses                                           138        322           460
                                                        ---------------------------------
Operating income                                             132        121           253
Other expense, net                                            41         82           123
                                                        ---------------------------------
Net income                                              $     91       $ 39         $ 130
=========================================================================================

                                                                              In Millions
-----------------------------------------------------------------------------------------
Nine Months Ended September 30, 2002                    Jorf Lasfar    MCV          Total
-----------------------------------------------------------------------------------------
Operating revenue                                       $    274      $ 451         $ 725
Operating expenses                                           136        318           454
                                                        ---------------------------------
Operating income                                             138        133           271
Other expense, net                                            36         86           122
Cumulative effect of change in method of
  accounting for derivative options contracts (a)              -         58            58
                                                        ---------------------------------
Net income                                              $    102      $ 105         $ 207
=========================================================================================

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

The tables below show revenues, net income, and total assets by reportable segment. The "Other" net income segment includes corporate interest and other, discontinued operations and the cumulative effect of accounting changes. The 2002 information has been restated to reflect the management reorganization and the change in CMS Energy's business strategy from five to three operating segments.

                                     CMS-96

                                                          CMS Energy Corporation

Reportable Segments                            In Millions
----------------------------------------------------------
Three Months Ended September 30         2003        2002
----------------------------------------------------------
Revenues
  Electric utility                    $    714    $    774
  Gas utility                              164         134
  Enterprises                              138       1,626
  Other                                      -           -
                                      --------------------
                                      $  1,016    $  2,534
==========================================================

Reportable Segments                            In Millions
----------------------------------------------------------
Nine Months Ended September 30          2003        2002
----------------------------------------------------------
Revenues
  Electric utility                    $  1,966    $  2,013
  Gas utility                            1,252       1,002
  Enterprises                              841       3,826
  Other                                      -           2
                                      --------------------
                                      $  4,059    $  6,843
==========================================================

Reportable Segments                            In Millions
----------------------------------------------------------
Three Months Ended September 30         2003        2002
----------------------------------------------------------
Net Income (Loss)
  Electric utility                    $     59    $     88
  Gas utility                              (19)        (18)
  Enterprises                               13          58
  Other                                   (130)        (91)
                                      --------------------
                                      $    (77)   $     37
==========================================================

Reportable Segments                            In Millions
----------------------------------------------------------
Nine Months Ended September 30          2003        2002
----------------------------------------------------------
Net Income (Loss)
  Electric utility                    $    145    $    222
  Gas utility                               40          13
  Enterprises                               48         126
  Other                                   (276)       (356)
                                      --------------------
                                      $    (43)   $      5
==========================================================

Reportable Segments                            In Millions
----------------------------------------------------------
September 30                            2003        2002
----------------------------------------------------------
Total Assets
  Electric utility                    $  6,210    $  5,483
  Gas utility                            2,331       2,024
  Enterprises                            3,610       6,728
  Other                                    160         162
                                      --------------------
                                      $ 12,311    $ 14,397
==========================================================


                                     CMS-97

                                                          CMS Energy Corporation

10: IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

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

In addition, in 2003, CMS Energy recorded an ARO liability for certain pipelines and non-utility generating plants and a $1 million, net of tax, cumulative effect of change in accounting for accretion and depreciation expense for ARO liabilities incurred prior to 2003. The pro forma effect on results of operations would not have been material for the nine months ended September 30, 2002.

The following table is a general description of the AROs and their associated long-lived assets.

September 30, 2003                                                                               In Millions
------------------------------------------------------------------------------------------------------------
                                                  In Service                                           Trust
           ARO Description                           Date              Long Lived Assets                Fund
------------------------------------------------------------------------------------------------------------
Palisades-decommission plant site                    1972      Palisades nuclear plant                 $ 462
Big Rock-decommission plant site                     1962      Big Rock nuclear plant                     90
JHCampbell intake/discharge water line               1980      Plant intake/discharge water line           -
Closure of coal ash disposal areas                Various      Generating plants coal areas                -
Closure of wells at gas storage fields            Various      Gas storage fields                          -
Indoor gas services equipment relocations         Various      Gas meters located inside structures        -
Closure of gas pipelines                          Various      Gas transmission pipelines                  -
Dismantle natural gas-fired power plant              1997      Gas fueled power plant                      -
============================================================================================================

                                     CMS-98

                                                          CMS Energy Corporation

The following table is a reconciliation of the carrying amount of the AROs:

September 30, 2003                                                                                      In Millions
-------------------------------------------------------------------------------------------------------------------
                                     Pro Forma
                                  ARO Liability                 ARO Liability                    Cashflow
ARO                                   1/1/02      1/1/03    Incurred    Settled    Accretion     Revisions  9/30/03
-------------------------------------------------------------------------------------------------------------------
Palisades-decommission                $ 232       $ 249       $ -        $   -       $ 14          $ -       $ 263
Big Rock-decommission                    94          61         -          (28)        10            -          43
JHCampbell intake line                    -           -         -            -          -            -           -
Coal ash disposal areas                  46          51         -           (2)         4            -          53
Wells at gas storage fields               2           2         -            -          -            -           2
Indoor gas services relocations           1           1         -            -          -            -           1
Closure of gas pipelines (a)              7           8         -           (8)         -            -           -
Dismantle natural gas-fired
     power plant                          1           1         -            -          -            -           1
------------------------------------------------------------------------------------------------------------------
Total                                 $ 383       $ 373       $ -        $ (38)      $ 28          $ -       $ 363
==================================================================================================================

a) ARO Liability was settled during 2003 as a result of the sales of Panhandle and CMS Field Services.

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. Implementation of this statement has not had an impact on CMS Energy's Consolidated Financial Statements.

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

CMS Energy has one, and Consumers has four, trust preferred securities outstanding as of September 30, 2003. The trust preferred securities are issued by consolidated subsidiaries of CMS Energy and Consumers. Each trust holds a subordinated debenture from the parent company. The terms of the debentures are identical to those of the trust preferred securities, except that the debenture has an explicit maturity date. The trust documents, in turn, require that the trust be liquidated upon the repayment of the debenture. The preferred securities are redeemable upon the liquidation of the subsidiary; and therefore, are considered equity in the financial statements of the subsidiary.

At their October 29, 2003 Board meeting, the FASB deferred the implementation of the portion of SFAS No. 150 relating to mandatorily redeemable noncontrolling interests in subsidiaries when the noncontrolling interests are classified as equity in the financial statements of the subsidiary. CMS Energy and Consumers trust preferred securities are included in the deferral. As such, the CMS Energy and Consumers trust preferred securities continue to be accounted for under existing accounting guidance and are included in mezzanine equity. CMS Energy and Consumers continue to study the FASB developments regarding the SFAS No. 150 deferral.

                                     CMS-99

                                                          CMS Energy Corporation

EITF ISSUE NO. 02-03, RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUES NO. 98-10 AND 00-17: At the October 25, 2002 meeting, the EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. As a result, only energy contracts that meet the definition of a derivative in SFAS No. 133 will be carried at fair value. Energy trading contracts that do not meet the definition of a derivative must be accounted for as an executory contract (i.e., on an accrual basis). The consensus rescinding EITF Issue No. 98-10 was required to be applied to all contracts that existed as of October 25, 2002 and was required to be recognized as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, effective the first day of the first interim or annual period beginning after December 15, 2002. The consensus also was required to be applied immediately to all new contracts entered into after October 25, 2002. The full adoption of EITF Issue No. 02-03 effective January 1, 2003, resulted in CMS Energy recognizing a cumulative effect of change in accounting principle loss of $23 million, net of tax, for the nine months ended September 30, 2003.

EITF ISSUE NO. 01-08, DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE: In May 2003, the EITF reached consensus in EITF Issue No. 01-08 to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, Accounting for Leases.

Historically, CMS Energy has entered into power purchase and similar service arrangements. Prospective accounting under EITF Issue No. 01-08, could affect the timing and classification of revenue and expense recognition. Certain product sales and service revenue and expenses may be required to be reported as rental or leasing income and/or expenses. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning July 1, 2003. The adoption of EITF Issue No. 01-08 has not impacted CMS Energy's results of operations, cash flows, or financial position. CMS Energy will evaluate new or modified contracts under EITF Issue No. 01-08 prospectively.

ACCOUNTING STANDARDS NOT YET EFFECTIVE

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, this interpretation requires the primary beneficiary of a variable interest entity's activities to consolidate the variable interest entity. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity's activities. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. CMS Energy has not created any variable interest entities in 2003. Therefore, this portion of the interpretation has no impact on its consolidated financial statements. Public companies, whose fiscal year is a calendar year, were originally required to implement the guidance in this interpretation by the third quarter of 2003. However, on October 9, 2003, the FASB issued FASB Staff Position No. 46-6, Effective Date of FASB Interpretation No. 46, and deferred implementation of Interpretation No. 46 until the fourth quarter of 2003 for variable interest entities and potential variable interest entities created before February 1, 2003.

CMS Energy is evaluating all of its interests in entities, including approximately 30 minority-held investments that are not currently consolidated, to determine their treatment under FIN 46. The majority of

                                    CMS-100

                                                          CMS Energy Corporation

these investments are electric generation and gas transmission projects. CMS Energy's investment in these entities totaled approximately $1,425 million as of September 30, 2003. Jorf Lasfar and the MCV Partnership are the two largest entities impacting CMS Energy's operations. For further information, see Note 8, Equity Method Investments.

If the completed analysis were to require CMS Energy to disclose information about or consolidate in its financial statements, the assets, liabilities and activities of the MCV Partnership and the First Midland Limited Partnership, including the recognition of the debt of the MCV Partnership on Consumers' financial statements, this could impact negatively CMS Energy's and Consumers' various financial covenants under their financing agreements. As a result, CMS Energy and Consumers may have to seek amendments to the relevant financing agreements to modify the terms of certain of these covenants in order to remove the effect of this potential consolidation or refinance the relevant debt. As of September 30, 2003, Consumers' investments in the MCV Partnership and in the FMLP were $404 million and $222 million, respectively. For further description of the nature, purpose, size and activities of the MCV Partnership see Note 4, Uncertainties, Other Consumers' Electric Utility Uncertainties, "The Midland Cogeneration Venture" and Note 8, Equity Method Investments. CMS Energy is continuing to study the implementation of this interpretation and has yet to determine the effects, if any, on its consolidated financial statements.

EITF ISSUE 03-04, ACCOUNTING FOR CASH BALANCE PENSION PLANS: In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. EITF Issue No. 03-04 concluded that certain cash balance plans be accounted for as defined benefit plans under SFAS No. 87, Employers' Accounting for Pensions. EITF No. 03-04 requires the use of the traditional unit credit method for the purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The EITF concluded that the requirements of this Issue be applied as of the next plan measurement date, which is December 31, 2003 for CMS Energy. CMS Energy commenced a cash balance pension plan that covers employees hired after June 30, 2003. CMS Energy does account for this plan as a defined benefit plan under SFAS No. 87. CMS Energy continues to evaluate the impact, if any, this Issue will have upon adoption.

STATEMENT OF POSITION, ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT: At its September 9, 2003 meeting, the Accounting Standards Executive Committee voted to approve the Statement of Position, Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The Statement of Position is expected to be presented for FASB clearance late in the fourth quarter of 2003 and would be applicable for fiscal years beginning after December 15, 2004. The Accounting Standards Executive Committee concluded that at transition, a company would have the flexibility to adopt a property, plant and equipment component accounting policy for transition-date property, plant and equipment accounts. The property, plant and equipment component accounting policy may differ from the componentization policy, if any, previously used by the enterprise. Selecting a policy that differs from the company's prior level of componentization at the date of adoption of the Statement of Position would not result in any cumulative effect difference for adopting such a policy. A company would not have to restate its pre-adoption assets to conform with its post-adoption componentization policy. The Accounting Standards Executive Committee concluded that companies would be required to disclose meaningful ranges with respect to property, plant and equipment depreciable lives. CMS Energy continues to evaluate the impact, if any, this Statement of Position will have upon adoption.

                                    CMS-101

                                                          CMS Energy Corporation

                      (This page intentionally left blank)

                                    CMS-102

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This MD&A refers to Consumers' Notes to Consolidated Financial Statements and should be read in conjunction with such Consolidated Financial Statements and Notes. This Form 10-Q and other written and oral statements that Consumers may make contain forward - looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers' intention with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, is solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers' actual results to differ materially from the results anticipated in such statements. Consumers has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers does, however, discuss certain risk factors, uncertainties and assumptions in this MD&A and in Item 1 of the 2002 Form 10-K in the section entitled "Forward-Looking Statements Cautionary Factors and Uncertainties" and in various public filings it periodically makes with the SEC. Consumers designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers' business and financial outlook. This Form 10-Q also describes material contingencies in Consumers' Condensed Notes to Consolidated Financial Statements, and Consumers encourages its readers to review these Notes. All note references within this MD&A refer to Consumers' Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Consumers' consolidated financial statements are based on the application of accounting principles generally accepted in the United States. The application of these principles often requires management to make certain judgments, assumptions and estimates that may result in different financial presentations. Consumers believes that certain accounting principles are critical in terms of understanding its consolidated financial statements. These principles include the use of estimates in accounting for contingencies and long-lived assets, accounting for derivatives and financial instruments, regulatory accounting, and pension and postretirement benefits.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting principles require subjective and complex judgments used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgment, estimates or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to: depreciation, amortization, interest rates, discount rates, future commodity prices, mark-to-market valuations, investment returns, impact of new accounting standards, future costs associated with long-term contractual

                                                        Consumers Energy Company

obligations, future compliance costs associated with environmental regulations and continuing creditworthiness of counterparties. Actual results could differ materially from those estimates.

The recording of estimated liabilities for contingencies within the financial statements is guided by the principles in SFAS No. 5. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss payment will be made in the future as a result of a current event, and when that amount can be reasonably estimated. Consumers has used this accounting principle to record estimated liabilities for the following significant events.

ELECTRIC ENVIRONMENTAL ESTIMATES: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects to incur significant costs for future environmental compliance, especially compliance with clean air laws.

The EPA has issued regulations regarding nitrogen oxide emissions from certain generators, including some of Consumers' electric generating facilities. These regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of September 30, 2003, Consumers has incurred $437 million in capital expenditures to comply with these regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Additionally, Consumers expects to supplement its compliance plan with the purchase of nitrogen oxide emissions credits in the years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their cost can change substantially. As new environmental standards become effective, Consumers will need additional capital expenditures to comply with the standards. Capital expenditures will depend upon the composition of the final regulations.

The EPA has proposed changes to the rules that govern generating plant cooling water intake systems. The proposed rules will require significant abatement of fish mortality. The proposed rules are scheduled to become final in the first quarter of 2004 and some of Consumers' facilities would be required to comply by 2006. Consumers is studying the proposed rules to determine the most cost-effective solutions for compliance. Until the method of compliance is determined, Consumers is unable to estimate the cost of compliance with the proposed rules.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek permits from the EPA. Consumers has received and responded to information requests from the EPA on this subject. Consumers believes that it has properly interpreted the requirements of "routine maintenance". If Consumers' interpretation is eventually found to be incorrect, it may be required to install additional pollution controls at some or all of its coal-fired plants and could call into question the viability of certain plants remaining in operation.

For further information on electric environmental matters see Note 2, Uncertainties, "Electric Contingencies - Electric Environmental Matters."

GAS ENVIRONMENTAL ESTIMATES: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will incur investigation and remedial action costs at a number of sites. Consumers estimates the costs for 23 former manufactured gas plant sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. A revised cost estimate, completed in September 2003, estimated remaining costs to be between $37 million and $90 million. The range reflects multiple alternatives with various assumptions for resolving the environmental issues at each site. The estimates are based on discounted 2003 costs using a discount rate of three percent. The discount rate represents a ten-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and legal and regulatory

                                                        Consumers Energy Company

requirements, could change the remedial action costs for the sites. For further information see Note 2, Uncertainties, "Gas Contingencies - Gas Environmental Matters."

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

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. The remaining estimated future PPA liability associated with the loss totaled $34 million at September 30, 2003 and $59 million at September 30, 2002. The PPA liability is expected to be depleted in late 2004.

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

Under Michigan's electric restructuring law, Consumers will return to unfrozen rates for large industrial customers beginning January 1, 2004, including the resumption of the PSCR process. Under the PSCR process, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. Recovery of capacity and fixed energy charges will be subject to certain rate caps as discussed in Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring." For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum
98.5 percent level, Consumers' cash underrecoveries associated with the PPA could be as follows:

                                                                                    In Millions
-----------------------------------------------------------------------------------------------
                                                  2003       2004     2005      2006       2007
-----------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5% (a)        $57        $56      $56       $55        $39

Amount to be charged to operating expense          $28        $27      $56       $55        $39

Amount to be charged to PPA liability              $29        $29      $ -       $ -        $ -
===============================================================================================

                                                        Consumers Energy Company

(a) For the nine months ended September 30, 2003, Consumers' cash underrecoveries associated with the PPA were $43 million.

As previously noted, until September 2007, the PPA and settlement require Consumers to pay capacity costs based on the MCV Facility's actual availability up to the 98.5 percent cap. After September 2007, Consumers expects to exercise the "regulatory out" clause in the PPA, limiting its capacity payments to the MCV Partnership to the amount collected from its customers. Depending on the MPSC's future actions with respect to the capacity payments recoverable from its customers subsequent to September 2007, the earnings of the MCV Partnership and the value of Consumers' equity interest in the MCV Partnership, may be affected negatively.

Further, under the PPA, energy payments to the MCV Partnership are based on the cost of coal burned in Consumers' coal plants and costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with Consumers' coal plants. However, the MCV Partnership's costs of producing electricity are tied, in large part, to the cost of natural gas. Because natural gas prices have increased substantially in recent years, while energy charge payments to the MCV Partnership have not, the MCV Partnership's financial performance has been impacted negatively.

As of January 1, 2004, Consumers intends to return to forced (uneconomic) dispatch of the MCV Facility in order to maximize recovery of its capacity payments. As such, if the spread between MCV Facility's variable electricity production costs and its energy payment revenues stays constant or widens, the negative impacts on MCV Partnership's financial performance, and on the value of Consumers' equity interest in the MCV Partnership, will be worse.

Consumers cannot estimate, at this time, the impact of these issues on its future earnings or cash flow from its interest in the MCV Partnership. The forward price of natural gas for the next 22 years and the MPSC decision in 2007 or later related to Consumers' recovery of capacity payments are the two most significant variables in the analysis of MCV Partnership's future financial performance. Natural gas prices have historically been volatile and presently there is no consensus in the marketplace on the price or range of prices of natural gas beyond the next five years. Further, it is not presently possible for Consumers to predict the actions of the MPSC in 2007 or later. For these reasons, at this time Consumers cannot predict the impact of these issues on its future earnings, cash flows, or on the value of its $404 million equity interest in the MCV Partnership.

Consumers is exploring possible alternatives for utilizing the MCV Facility without increasing costs to customers. Any changes regarding the recovery of MCV capacity costs would require MPSC approval. Consumers cannot predict the outcome of this matter.

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

The types of contracts Consumers typically classifies as derivative instruments are interest rate swaps, certain

                                                        Consumers Energy Company

electric call options, gas fuel options, fixed priced weather-based gas supply call options and fixed price gas supply call and put options. Consumers does not account for electric capacity and energy contracts, gas supply contracts, coal and nuclear fuel supply contracts, or purchase orders for numerous supply items as derivatives.

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

In order to determine the fair value of contracts that are accounted for as derivative instruments, Consumers uses a combination of quoted market prices and mathematical valuation models. Valuation models require various inputs, including forward prices, volatilities, interest rates and exercise periods. Changes in forward prices or volatilities could significantly change the calculated fair value of certain contracts. At September 30, 2003, Consumers assumed a market-based interest rate of one percent (six-month U.S. Treasury) and an average volatility rate of 55 percent to calculate the fair value of its gas call options.

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

FINANCIAL INSTRUMENTS: Consumers accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are other than temporary. In 2002, Consumers determined that the decline in value related to its investment in CMS Energy Common Stock was other than temporary as the fair value was below the cost basis for a period greater than six months. As a result, Consumers recognized a loss on its investment in CMS Energy Common Stock through earnings of $12 million in the fourth quarter of 2002, and an additional $12 million in the first quarter of 2003. As of September 30, 2003, Consumers held 2.4 million shares of CMS Energy Common Stock with a fair value of $17 million. Consumers believes that any further adverse change in the market price of this investment would not have a material effect on its consolidated financial position, results of operation or cash flows. Unrealized gains or losses resulting from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices.

                                                        Consumers Energy Company

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

Consumers may use various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that an opposite movement in the value of the at-risk item would offset any losses incurred on the contracts. Contracts used to manage interest rate and commodity price risk may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. Consumers enters into all risk management contracts for purposes other than trading.

These instruments contain credit risk if the counterparties, including financial institutions and energy marketers, fail to perform under the agreements. Consumers minimizes such risk by performing financial credit reviews using, among other things, publicly available credit ratings of such counterparties.

In accordance with SEC disclosure requirements, Consumers performs sensitivity analyses to assess the potential loss in fair value, cash flows and earnings based upon a hypothetical 10 percent adverse change in market rates or prices. Management does not believe that sensitivity analyses alone provide an accurate or reliable method for monitoring and controlling risks. Therefore, Consumers relies on the experience and judgment of its senior management to revise strategies and adjust positions, as they deem necessary. Changes in excess of the amounts determined in sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

Interest Rate Risk: Consumers is exposed to interest rate risk resulting from the issuance of fixed-rate and variable-rate financing, and from interest rate swap agreements. Consumers uses a combination of these instruments to manage and mitigate interest rate risk exposure when deemed appropriate, based upon market conditions. These strategies are designed to provide and maintain a balance between risk and the lowest cost of capital.

As of September 30, 2003, Consumers had no outstanding interest rate swap agreements. As of September 30, 2003, Consumers had outstanding variable-rate financing of $628 million, a $640 million decrease (50 percent) from the December 31, 2002 balance of $1.268 billion. The decline in variable-rate financing is primarily due to a shift toward fixed-rate financing. As of September 30, 2003, assuming a hypothetical 10 percent adverse change in market interest rates, Consumers' before tax annual earnings exposure on its variable-rate financing would be $1 million.

As of September 30, 2003, Consumers had outstanding fixed-rate financing of $3.694 billion, a $934 million increase (34 percent) over the December 31, 2002 balance of $2.760 billion. As of September 30, 2003, the fair value of Consumers' fixed-rate financing was $3.804 billion, a $1.127 billion increase (42 percent) over the December 31, 2002 fair value of $2.677 billion. The change in the fair value of the fixed-rate financing is due to both an increase in outstanding fixed-rate debt obligations as well as a decline in market interest rates. As of September 30, 2003, assuming a hypothetical 10 percent adverse change in market interest rates, the fair value of Consumers' fixed-rate financing would increase by $155 million.

As discussed below in Electric Business Outlook - Securitization, Consumers has filed an application with the MPSC to securitize certain costs. Upon final approval, Consumers intends to use the proceeds from the securitization to retire higher cost debt, which could include a portion of its current fixed-rate debt. Consumers does not believe that any adverse change in debt price and interest rates would have a material

                                                        Consumers Energy Company

adverse effect on either its consolidated financial position, results of operation or cash flows.

Commodity Market Risk: For purposes other than trading, Consumers entered into electric call options, fixed priced weather-based gas supply call options and fixed priced gas supply call and put options. The electric call options are used to protect against risk due to fluctuations in the market price of electricity and to ensure a reliable source of capacity to meet customers' electric needs. The weather-based gas supply call options, and the gas supply call and put options are used to purchase reasonably priced gas supply. Call options allow Consumers the right but not the obligation to purchase gas supply at predetermined fixed prices. Put options allow third-party suppliers the right but not the obligation to sell Consumers gas supply at predetermined fixed prices.

As of September 30, 2003 and December 31, 2002, the fair value of electricity-related call option contracts, based on quoted market prices and mathematical valuation models using current and historical pricing data, was $3 million and $9 million, respectively. As of September 30, 2003 assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million. As of September 30, 2003 and December 31, 2002, Consumers had an asset of $21 million and $30 million, respectively, related to premiums incurred for electric call option contracts. Consumers' maximum exposure associated with the call option contracts is limited to the premiums incurred. As of September 30, 2003, the fair value of the fixed priced weather-based gas supply call options and fixed priced gas supply call and put options, based on quoted market prices and mathematical valuation models, was less than $1 million. As of September 30, 2003, assuming a hypothetical 10 percent adverse change in market prices, the potential reduction in fair value associated with these contracts would be $1 million.

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

For example, items that a non-regulated entity normally would expense, Consumers may capitalize as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, Consumers may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues to be refunded to customers. Judgment is required to discern the recoverability of items recorded as regulatory assets and liabilities. As of September 30, 2003, Consumers had $1.113 billion recorded as regulatory assets and $461 million recorded as regulatory liabilities.

In 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market-based rates for its electric customers. However, since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain

                                                        Consumers Energy Company

regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but allowed Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 5, Implementation of New Accounting Standards, "SFAS No. 143, Accounting for Asset Retirement Obligations."

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

The Pension Plan includes amounts for employees of CMS Energy and non-utility affiliates, including Panhandle, which are not distinguishable from the Pension Plan's total assets. In June 2003, CMS Energy completed the sale of Panhandle to Southern Union Panhandle Corp. No portion of the Pension Plan was transferred with the sale. Panhandle employees are no longer eligible to accrue additional benefits. The Pension Plan retained pension payment obligations for Panhandle employees that were vested under the Pension Plan. Because of the significant change in the makeup of the plan, SFAS No. 87 required a remeasurement of the obligation at the date of sale. The estimated remeasurement resulted in an increase in pension expense of approximately $3 million and OPEB expense of approximately $5 million for 2003, as well as an additional charge to accumulated other comprehensive income of approximately $27 million ($17 million after tax) as a result of the increase in the additional minimum pension liability. The actuary is in the process of finalizing the effects of the mid-year remeasurement. Although actual results may differ from the estimates recorded, Consumers does not expect those differences to be material.

Consumers estimates OPEB expense will approximate $54 million in 2003, $62 million in 2004, and $60 million in 2005. Consumers estimates pension expense will approximate $38 million in 2003, $46 million in 2004, and $47 million in 2005. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Pension Plan. In August 2003, Consumers made its planned contribution of $172 million to the Pension Plan.

Consumers has announced amendments to the Pension Plan for salaried employees, whereby, the method used to convert an employee's benefit to a lump sum payment is being changed. Employees who elect the lump sum payment option will not earn an additional early retirement subsidy. As a result, employees who choose the lump sum payment option, and retire before age 65, will receive lower lump sum payments. In addition, Consumers has implemented a cash balance plan for employees hired on or after July 1, 2003. Under a cash balance plan, an employees' retirement account is credited annually with a percentage of their base pay. Accounts will be valued at the end of each year, using an annual variable interest rate to determine growth. Employees who leave the company and are vested in the cash balance version of the pension plan can either start receiving their benefit immediately, postpone receiving benefits until a future date while receiving an

                                                        Consumers Energy Company

earnings credit on their account (payment cannot be deferred beyond age 70-1/2), or roll 100 percent of the cash balance account into an IRA or another qualified plan. If a participant is not vested (less than five years of service under the terms of the plan), the cash balance account is forfeited.

In 2003, a large majority of retiring employees elected the lump sum payment option instead of receiving pension benefits as an annuity over time. As a result, Consumers may be required to record a settlement loss in accordance with SFAS No. 88, which requires a settlement loss to be recognized when the cost of all settlements paid during the year exceeds the sum of the service and interest costs for the same year. Consumers cannot yet determine if the amount of lump sum payments for 2003 will exceed the threshold, but estimates that if the threshold is exceeded, between $55 million and $65 million could be recognized as a loss in the fourth quarter of 2003.

ACCOUNTING FOR NUCLEAR DECOMMISSIONING COSTS

Consumers' decommissioning cost estimates for the Big Rock and Palisades plants assume that each plant site will eventually be restored to conform to the adjacent landscape with all contaminated equipment and material removed and disposed of in a licensed burial facility and the site released for unrestricted use. The MPSC orders received in March and December of 1999 for Big Rock and Palisades plants, respectively, provided for fully funding the decommissioning trust funds for both sites. The December 1999 order set the annual decommissioning surcharge for the Palisades decommissioning at $6 million. Consumers estimates that at the time of the decommissioning of Palisades, its decommissioning trust fund will be fully funded. This conclusion assumes that the trust funds are invested in equities and fixed income investments, equities will be converted to fixed income investments during decommissioning and fixed income investments are converted to cash as needed. Decommissioning costs have been developed, in part, by independent contractors with expertise in decommissioning. These cost estimates use various inflation rates for labor, non-labor, and contaminated equipment disposal costs.

In December 2000, funding of the Big Rock trust fund was stopped since it was considered fully funded, subject to further review. A portion of future decommissioning cost will result from the failure of the DOE to remove fuel from the site. These costs, and similar costs incurred at Palisades, would not be necessary if the DOE took possession of the spent fuel as required by the Nuclear Waste Policy Act of 1982. A number of utilities, including Consumers, which filed its complaint in December 2002, have commenced litigation in the Court of Claims. The Chief Judge of the Court of Claims identified six lead cases to be used as vehicles for resolving dispositive motions. Consumers' case is not a lead case. It is unclear what impact this decision by the Chief Judge will have on the outcome of Consumers' litigation. If the litigation that was commenced in the fourth quarter of 2002 against the DOE is successful, Consumers anticipates future recoveries from the DOE to defray the significant costs it will incur for the storage of spent fuel until the DOE takes possession as required by law. However, there is no assurance that the litigation against the DOE will be successful.

The funds provided by the trusts and additional potential funds from DOE litigation are expected to fully fund the decommissioning costs. Variance from trust earnings, a lesser recovery of costs from the DOE, changes in decommissioning technology, regulations, estimates or assumptions could affect the cost of decommissioning these sites and the adequacy of the decommissioning trust funds. For further information see Note 2, Uncertainties, "Other Electric Uncertainties - Nuclear Matters."

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

                                                        Consumers Energy Company

establishing external trusts to which amounts collected in electric rates for spent nuclear fuel storage and disposal should be transferred, and the adoption of additional measures related to the storage and disposal of spent nuclear fuel. In May 2003, Consumers and the other named utilities each filed a motion to dismiss the complaint. Consumers is unable to predict the outcome of this matter.

RELATED PARTY TRANSACTIONS

Consumers enters into a number of significant transactions with related parties. These transactions include the purchase of capacity and energy from the MCV Partnership and from affiliates of Enterprises, the purchase of electricity and gas for generation from CMS MST, the sale of electricity to CMS MST, the purchase of gas transportation from CMS Bay Area Pipeline, L.L.C., the payment of parent company overhead costs to CMS Energy, the sale of storage and transportation of natural gas and other services to the MCV Partnership, and an investment in CMS Energy Common Stock.

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

                                                        Consumers Energy Company

RESULTS OF OPERATIONS

CONSUMERS' NET INCOME AVAILABLE TO COMMON STOCKHOLDER

                                                                   In Millions
------------------------------------------------------------------------------
September 30                               2003           2002          Change
------------------------------------------------------------------------------
Three months ended                         $ 33           $ 74           $ (41)
Nine months ended                          $172           $267           $ (95)
==============================================================================

2003 COMPARED TO 2002: For the three months ended September 30, 2003, Consumers' net income available to common stockholder totaled $33 million, a decrease of $41 million from the previous year.

A decrease in electric delivery revenues reduced earnings by $22 million after-tax. This decrease was primarily due to reduced deliveries to the higher margin residential sector resulting from milder summer weather compared to the same period in 2002, which included record setting monthly sendout and monthly hourly peak demand volumes. Commercial and industrial customers switching to alternative electric suppliers as allowed by the Customer Choice Act further reduced electric delivery revenues. Lower gas deliveries reduced after-tax earnings by $9 million. Earnings were also reduced $10 million after-tax due to a decrease in the fair value of certain long-term gas contracts held by the MCV Partnership. The earnings decrease also reflects increased costs of borrowing that reduced earnings by $4 million after-tax, and increased general tax expense of $3 million after-tax. Offsetting the earnings decrease is an after-tax benefit of $3 million due to the final gas rate order issued in 2002 authorizing Consumers to increase its gas tariff rates.

For the nine months ended September 30, 2003, Consumers' net income available to common stockholder totaled $172 million, a decrease of $95 million from the previous year.

This decrease in earnings reflects the absence of the nonrecurring benefits from 2002, including the $31 million after-tax gain on asset sales, and the $18 million of after-tax earnings related to an adjustment to the fair value of certain long-term gas contracts held by the MCV Partnership. Reduced earnings also reflect a $12 million charge to non-utility expense in order to recognize a decline in market value of CMS Energy Common Stock held by Consumers.

Decreased electric deliveries reduced after tax earnings by $25 million. This decrease can be attributed to the continuing switch by commercial and industrial customers to alternative electric suppliers allowed by the Customer Choice Act. A reduction in residential consumption also contributed to the decrease in electric deliveries. This decrease was due to milder summer temperatures in 2003 compared to the same period in 2002, which included record setting monthly send out and monthly hourly peak demand volumes.

Increased electric and gas operating expenses reduced after-tax earnings by $32 million. Increased costs of borrowings reduced after-tax earnings by $16 million, and a $7 million after-tax charge at CMS Midland Holdings reflecting the loss of certain tax credits also contributed to the earnings decrease.

Offsetting these decreases is an after-tax benefit of $9 million due to increased gas deliveries reflecting colder winter weather in early 2003, a $23 million after-tax benefit due to the final gas rate order issued in 2002 authorizing Consumers to increase its gas tariff rates, and the $13 million after-tax benefit relating to the reduction in MSBT expenses relating to years 2000 and 2001. The reduction in MSBT expense is a result of CMS Energy receiving approval to file consolidated tax returns for years 2000 and 2001. These returns were filed in the second quarter of 2003.

Finally, earnings for the three and nine month period ended September 30, 2003, were reduced by $1 million

                                                        Consumers Energy Company

after-tax as a result of the Northeast United States blackout that commenced August 14, 2003.

For further information, see the Electric and Gas Utility Results of Operations sections and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                   In Millions
------------------------------------------------------------------------------
September 30                               2003            2002         Change
------------------------------------------------------------------------------
Three months ended                         $ 59            $ 88          $ (29)
Nine months ended                          $145            $222          $ (77)
==============================================================================

                                                         Three Months Ended             Nine Months Ended
Reasons for change                                   September 30, 2003 vs. 2002   September 30, 2003 vs. 2002
--------------------------------------------------------------------------------------------------------------
Electric deliveries                                           $ (34)                      $ (38)
Power supply costs and related revenue                            2                          14
Other operating expenses and non-commodity revenue               (5)                        (43)
Asset sales                                                       -                         (38)
General taxes                                                    (3)                         12
Fixed charges                                                    (5)                        (18)
Income taxes                                                     16                          34
                                                              ------------------------------------------------
Total change                                                  $ (29)                      $ (77)
==============================================================================================================

ELECTRIC DELIVERIES: For the three months ended September 30, 2003, electric delivery revenues decreased by $34 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 10.3 billion kWh, a decrease of 0.6 billion kWh or 4.9 percent from 2002. The decrease in revenue is primarily the result of decreased deliveries to the higher margin residential sector due to milder summer temperatures in 2003 compared to the same period in 2002, which included record setting monthly sendout and monthly hourly peak demand volumes. Commercial and industrial customers switching to alternative electric suppliers as allowed by the Customer Choice Act further reduced electric delivery revenues.

For the nine months ended September 30, 2003, electric delivery revenues decreased by $38 million from the previous year. Electric deliveries, including transactions with other wholesale market participants and other electric utilities, were 29.3 billion kWh, a decrease of 0.2 billion kWh or 0.6 percent from 2002. The decrease in delivery revenues can be attributed to the continuing switch by commercial and industrial customers to alternative electric suppliers allowed by the Customer Choice Act. Also contributing to decreased electric deliveries was a reduction in residential consumption due to milder summer temperatures in 2003 compared to the same period in 2002, which included record setting monthly send out and monthly hourly peak demand volumes.

POWER SUPPLY COSTS AND RELATED REVENUE: For the three months ended September 30, 2003, power supply costs and related revenues increased electric net income by $2 million from 2002.

For the nine months ended September 30, 2003, power supply costs and related revenues increased electric net income by $14 million from 2002. This increase is primarily the result of increased intersystem revenues due to higher market prices and sales made from additional surplus capacity.

                                                        Consumers Energy Company

OTHER OPERATING EXPENSES AND NON-COMMODITY REVENUE: For the three months ended September 30, 2003, net operating expenses and non-commodity revenue decreased operating income by $5 million compared to 2002. This decrease relates primarily to increased amortization expense from securitized assets and reduced miscellaneous electric service revenues.

For the nine months ended September 30, 2003, operating expenses increased compared to 2002. This increase can be attributed to storm restoration expenses, a scheduled refueling outage at Palisades, which began on March 16, 2003 and ended on April 20, 2003, and higher transmission costs due to the loss of a financial return on the Consumers' transmission system asset sold in May 2002. Slightly offsetting these increased operating expenses were increased non-commodity revenues associated with miscellaneous service revenues.

ASSET SALES: For the nine months ended September 30, 2003, pretax income from asset sales decreased $38 million from the comparable period in 2002. This is the result of the $31 million pretax gain associated with the May 2002 sale of Consumers' electric transmission system and the $7 million pretax gain associated with the June 2002 sale of nuclear equipment from the cancelled Midland project.

GENERAL TAXES: For the three months ended September 30, 2003, general taxes increased $3 million compared to 2002 primarily due to larger property tax expense from increased investment.

For the nine months ended September 30, 2003, general taxes decreased $12 million from the comparable period in 2002. This decrease is due to reduced MSBT expenses related to the years 2000 and 2001. This is the result of CMS Energy receiving approval to file consolidated tax returns for the years 2000 and 2001. These returns were filed during the second quarter of 2003.

FIXED CHARGES: For the three and nine months ended September 30, 2003, fixed charges increased $5 million and $18 million, respectively, from the comparable period in 2002. These increases can be attributed to increased financing activities.

INCOME TAXES: For the three and nine months ended September 30, 2003, income tax expense decreased $16 million and $34 million, primarily due to a decrease in earnings by the electric utility compared to 2002.

GAS UTILITY RESULTS OF OPERATIONS

                                                           In Millions
----------------------------------------------------------------------
September 30                       2003            2002         Change
----------------------------------------------------------------------
Three months ended                $(19)           $(18)            $(1)
Nine months ended                 $ 40            $ 13             $27
======================================================================

                                                          Three Months Ended             Nine Months Ended
Reasons for change                                   September 30, 2003 vs. 2002   September 30, 2003 vs. 2002
--------------------------------------------------------------------------------------------------------------
Gas deliveries                                              $ (14)                         $ 14
Gas rate increase                                               5                            35
Gas wholesales and retail services                              1                             4
Operation and maintenance                                       8                            (6)
General taxes, depreciation, and other income                  (1)                           (2)
Fixed charges                                                  (1)                           (4)
Income taxes                                                    1                           (14)
                                                            --------------------------------------------------
Total change                                                $  (1)                         $ 27
==============================================================================================================

                                                        Consumers Energy Company

GAS DELIVERIES: For the three months ended September 30, 2003, gas delivery revenues decreased by $14 million from the previous year. The decrease primarily reflects $7 million of increased expense associated with Consumers' annual analysis of gas losses related to the gas transmission and distribution system. The adjustment is recorded as a reduction to accrued gas revenues. System deliveries, including miscellaneous transportation, totaled 38.2 bcf, a decrease of 1.9 bcf or 4.8 percent compared with 2002.

For the nine months ended September 30, 2003, gas delivery revenues increased by $14 million from the previous year. System deliveries, including miscellaneous transportation, totaled 272.7 bcf, an increase of 18 bcf or 7.1 percent compared with 2002. This increase is primarily due to colder weather during the first quarter that resulted in increased deliveries to the residential and commercial sectors in 2003.

GAS RATE INCREASE: In November 2002, the MPSC issued a final gas rate order authorizing a $56 million annual increase in Consumers' gas tariff rates. As a result of this order, for the three and nine months ended September 30, 2003, Consumers recognized increased gas revenues of $5 million and $35 million, respectively.

OPERATION AND MAINTENANCE: For the three months ended September 30, 2003, operation and maintenance expenses decreased $8 million when compared to 2002. This decrease reflects the absence of gas storage inventory losses recorded in 2002.

For the nine months ended September 30, 2003, operation and maintenance expenses increased $6 million when compared to 2002. This increase reflects the recognition of additional expenditures on safety, reliability and customer service.

INCOME TAXES: For the three months ended September 30, 2003, income tax expense decreased primarily due to decreased earnings of the gas utility compared to 2002.

For the nine months ended September 30, 2003, income tax expense increased primarily due to improved earnings of the gas utility.

CAPITAL RESOURCES AND LIQUIDITY

CASH POSITION, INVESTING, AND FINANCING

The following discussion of operating, investing and financing activities summarizes Consumers' consolidated statements of cash flows found in Consumers' consolidated financial statements.

OPERATING ACTIVITIES: Consumers' principal source of liquidity is cash from the sale and transportation of natural gas and the generation, delivery and sale of electricity. For the nine months ended September 30, cash from operations totaled $130 million in 2003 and $420 million in 2002. The $290 million decrease in cash from operations resulted primarily from an increase in a depleted natural gas inventory due to colder weather and higher gas prices, an increase in the pension contribution for 2003, and an increase in accounts receivable and accrued revenues. Consumers primarily uses cash derived from operating activities to operate, maintain, expand and construct its electric and gas systems, to retire portions of long-term debt, and to pay dividends. A decrease in cash from operations could reduce the availability of funds and result in additional short-term financings, see Note 3, Financings and Capitalization for additional details about this source of funds.

INVESTING ACTIVITIES: For the nine months ended September 30, cash used for investing activities totaled $326 million in 2003 and $144 million in 2002. The change of $182 million is primarily due to the absence of

                                                        Consumers Energy Company

$283 million of proceeds from the sale of METC and other asset sales, partially offset by a $94 million decrease in capital expenditures.

FINANCING ACTIVITIES: For the nine months ended September 30, cash provided by financing activities totaled $103 million in 2003 and cash used for financing activities totaled $182 million in 2002. The change of $285 million is primarily due to an increase of $941 million in proceeds from senior notes and bank loans, offset partially by $371 million of payments for retirement of bonds and other long-term debt and a $271 million additional payment of notes payable. Refer below to discussion of Consumers' refinancing.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS: The following schedule of material contractual obligations and commercial commitments is provided to aggregate information in a single location so that a picture of liquidity and capital resources is readily available. For further information see Note 2, Uncertainties, and Note 3, Financings and Capitalization.

Contractual Obligations                                                              In Millions
------------------------------------------------------------------------------------------------
                                                               Payments Due
                                             ---------------------------------------------------
                                                                                        2008 and
September 30                        Total    2003     2004     2005     2006   2007      beyond
------------------------------------------------------------------------------------------------
On-balance sheet:
   Long-term debt                  $ 3,531   $  -    $    8   $  329    $ 361   $  31   $  2,802
   Current portion of long-
      term debt                         28      8        20        -        -       -          -
   Notes payable                         4      1         3        -        -       -          -
   Capital lease obligations           127      4        15       14       13      12         69
------------------------------------------------------------------------------------------------
Total on-balance sheet             $ 3,690   $ 13    $   46   $  343    $ 374   $  43   $  2,871
------------------------------------------------------------------------------------------------
Off-balance sheet:
   Operating leases                $    76   $  6    $   11   $    9    $   9   $   8   $     33
   Non-recourse debt of FMLP           194      -        57       41       26      13         57
   Sale of accounts receivable         254    254         -        -        -       -          -
   Unconditional purchase
      obligations                   17,897    601     1,577    1,197      905     743     12,874
------------------------------------------------------------------------------------------------
Total off-balance sheet            $18,421   $861    $1,645   $1,247    $ 940   $ 764   $ 12,964
================================================================================================

                                                        Consumers Energy Company

LONG-TERM FINANCINGS:

The following is a summary of Consumers' Long-Term debt issuances during 2003:

                 Principal
Facility Type    (millions)    Issue Rate    Issue Date       Maturity Date     Use of Proceeds   Collateral
------------------------------------------------------------------------------------------------------------
  Term Loan       $  140       LIBOR + 475   March 2003       March 2009              GCP           FMB (f)
                                   bps
  Term Loan          150       LIBOR + 450   March 2003       March 2006 (c)          GCP           FMB (f)
                                   bps
  FMB (a)            375         5.375%      April 2003       April 2013              (c)             -
  FMB (a)            250         4.250%      April 2003       April 2008              (c)             -
  FMB (a)            250         4.000%      May 2003         May 2010                (d)             -
  FMB (b)            200         4.800%      August 2003      February 2009           (e)             -
  FMB (b)            200         6.000%      August 2003      February 2014           (e)             -
                  ------
  Total           $1,565
============================================================================================================

(GCP - General Corporate Purposes)                          (bps - basis points)
(FMB - First Mortgage Bonds)

(a) Consumers has agreed to file a registration statement with the SEC by December 26, 2003 to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

(b) Consumers has agreed to file a registration statement with the SEC by April 14, 2004 to permit holders of these first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

(c) Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment and for general corporate purposes that included paying down additional debt.

(d) Consumers used the net proceeds to prepay a portion of a term loan that was due to mature in July 2004.

(e) Consumers used the net proceeds to pay off the $150 million term loan negotiated in March 2003 that was due to mature in March 2006 as well as the remaining $50 million balance on a term loan that was due to mature in March 2004, and for general corporate purposes.

(f) Refer to "Regulatory Authorization for Financings" below for information about Consumers' remaining FERC debt authorization.

As part of Consumers' ongoing cost reduction measures in an attempt to reduce its financing costs, Consumers will continue to monitor financial markets

REGULATORY AUTHORIZATION FOR FINANCINGS: At September 30, 2003, Consumers had FERC authorization, through June 2004, to issue or guarantee up to $1.1 billion of short-term securities outstanding at any one time. As of September 30, 2003, Consumers had $400 million outstanding as collateral for the revolving credit facility (discussed below) and had an additional $700 million available for future issuances of short-term securities. At September 30, 2003, Consumers also had remaining FERC authorization, through June 2004, to issue up to $800 million of long-term securities for refinancing or refunding purposes, $560.3 million of long-term securities for general corporate purposes, and $2.06 billion of long-term first mortgage bonds to be issued solely as collateral for other long-term securities. Also, FERC has granted waivers of its

                                                        Consumers Energy Company

competitive bid/negotiated placement requirements applicable to the long-term securities authorization indicated above.

SHORT-TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. In September 2003, this facility was amended and restated as a $400 million revolving credit facility. The interest rate of the facility was reduced from LIBOR plus 350 to LIBOR plus 175 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. At September 30, 2003, all of the $400 million is available for general corporate purposes.

The revolving credit facility mentioned above has contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

                                                 Limitation            Ratio at September 30, 2003
--------------------------------------------------------------------------------------------------
Debt to Capital Ratio (a)(b)              Not more than 0.65 to 1.00          0.58 to 1.00
Interest Coverage Ratio - Revolver (a)    Not less than 2.00 to 1.00          3.34 to 1.00
==================================================================================================

(a) Violation of this ratio would constitute an event of default under the facility that provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) The terms of the credit facility provide for the exclusion of securitization bonds in the calculation of the debt to capital ratio.

Consumers is subject to covenants in its financing agreements that could limit its ability to incur additional indebtedness. Consumers has agreed in several of its financing agreements to maintain specified levels of cash coverage of its interest requirements and to not allow its indebtedness to exceed specified levels of its consolidated capitalization (the "Debt Percentage Tests"). Consumers is in compliance with these requirements as of the most recent measurement date, September 30, 2003. These covenants make use of both generally accepted accounting principles and defined contractual terms in specifying how the relevant calculations are made. Consumers sought and received amendments to certain of its financing agreements to modify the terms of the Debt Percentage Tests in order to, among other things, remove the effect of the adoption of SFAS No. 150, portions of which have now been deferred indefinitely, regarding Trust Preferred Securities on the calculations.

Under the provisions of its articles of incorporation, Consumers had $412 million of unrestricted retained earnings available to pay common dividends at September 30, 2003. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. Through September 30, 2003, Consumers paid $162 million in common dividends. In October 2003, Consumers declared a $57 million common dividend payable in November 2003.

For information on the potential cap on common dividends payable included in the MPSC Securitization order see Electric Business Outlook, "Competition and Regulatory Restructuring - Securitization." Also, for information on the potential cap on common dividends payable included in the MPSC Staff's recommendation in Consumers' 2003 gas rate case see Gas Business Outlook, "2003 Gas Rate Case."

LEASES: Consumers' capital leases are predominately for leased service vehicles and the new headquarters building. On November 7, 2003, Consumers closed a three-year $60 million term loan at an interest rate of LIBOR plus 135 basis points. The term loan is secured by first mortgage bonds. The proceeds of the loan were used to purchase Consumers' headquarters building lease from the lessor, resulting in cost savings to Consumers. Operating leases are predominately for railroad coal cars.

OFF-BALANCE SHEET ARRANGEMENTS: Consumers' use of long-term contracts for the purchase of commodities and services, the sale of its accounts receivable, and operating leases are considered to be off-balance sheet

                                                        Consumers Energy Company

arrangements. Consumers has responsibility for the collectability of the accounts receivable sold, and the full obligation of its leases become due in case of lease payment default. Consumers uses these off-balance sheet arrangements in its normal business operations.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, Consumers currently sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity, Consumers Receivables Funding II. In turn, Consumers Receivables Funding II may sell an undivided interest in up to $325 million of the receivables to a bank-sponsored commercial paper conduit. The amount sold to the conduit was $254 million at September 30, 2003 and $325 million at September 30, 2002. These amounts are excluded from accounts receivable in Consumers' consolidated balance sheets. Consumers continues to service the receivables sold; however, the purchaser of the receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the receivables sold and Consumers retains no interest in the receivables sold.

UNCONDITIONAL PURCHASE OBLIGATIONS: Unconditional purchase obligations include natural gas, electricity, and coal purchase contracts and their associated cost of transportation. These obligations represent normal business operating contracts used to assure adequate supply and to minimize exposure to market price fluctuations.

Included in unconditional purchase obligations are long-term power purchase agreements with various generating plants including the MCV Facility. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments are approximately $47 million per month for the remaining three months of 2003, including $34 million related to the MCV Facility. For the period that a plant is not available to deliver electricity to Consumers, Consumers is not obligated to make the capacity payments to the plant. See Electric Utility Results of Operations above and Note 2, Uncertainties, "Electric Rate Matters - Power Supply Costs" and "Other Electric Uncertainties - The Midland Cogeneration Venture" for further information concerning power supply costs.

COMMERCIAL COMMITMENTS: Indemnities are agreements by Consumers to reimburse other companies, such as an insurance company, if those companies have to complete Consumers' performance involving a third party contract. Letters of credit are issued by a bank on behalf of Consumers, guaranteeing payment to a third party. Letters of credit substitute the bank's credit for Consumers' and reduce credit risk for the third party beneficiary. The amount and time period for drawing on a letter of credit is limited.

Commercial Commitments                                               In Millions
--------------------------------------------------------------------------------
                                         Commitment Expiration
                                ------------------------------------------------
                                                                        2008 and
September 30           Total    2003    2004    2005    2006    2007     beyond
--------------------------------------------------------------------------------
Off-balance sheet:
   Indemnities          $8       $-      $-      $-      $-      $-       $8
   Letters of credit     7        -       7       -       -       -        -
================================================================================

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

Historically, Consumers has met its consolidated cash needs through its operating and financing activities and access to bank financing and the capital markets. In 2003, Consumers has contractual obligations and planned capital expenditures that would require substantial amounts of cash. Consumers may also become subject to liquidity demands pursuant to commercial commitments under guarantees, indemnities and letters of credit as indicated above. Consumers plans to meet its liquidity and capital requirements in 2003 through a combination of borrowings, reduced capital expenditures, cash flow generated from operations, and other measures. Refer to Capital Resources and Liquidity, "Long Term Debt" above for information about Consumers' 2003 debt financings.

Consumers believes that its present level of cash and borrowing capacity (assuming access to capital markets), along with anticipated cash flows from operating and investing activities, will be sufficient to meet its liquidity needs through 2004.

ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects electric deliveries (including both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excluding transactions with other wholesale market participants including other electric utilities) to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to abnormal weather conditions and changes in economic conditions including utilization and expansion of manufacturing facilities. Consumers experienced higher electric deliveries in 2002 as a result of warmer than normal summer weather. For 2003, a slight decline in electric deliveries from 2002 is anticipated. This short-term outlook for 2003 assumes higher levels of manufacturing activity than in 2002 and normal weather conditions in the last three months of the year.

                                                        Consumers Energy Company

COMPETITION AND REGULATORY RESTRUCTURING: The enactment in 2000 of Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition can reduce profitability and threatens Consumers' market share for generation services. The Customer Choice Act allowed all of Consumers' electric customers to buy electric generation service from Consumers or from an alternative electric supplier as of January 1, 2002. As a result, alternative electric suppliers for generation services have entered Consumers' market. As of October 2003, alternative electric suppliers are providing 603 MW of generation supply to retail open access customers. To the extent Consumers experiences "net" Stranded Costs as determined by the MPSC, the Customer Choice Act allows for the company to recover such "net" Stranded Costs by collecting a transition surcharge from those customers who switch to an alternative electric supplier. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers, nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

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

In March 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and Palisades expenditures previously not securitized were approved as proposed in its securitization case as discussed below in "Securitization", then Consumers' "net" Stranded Costs incurred in 2002 would be approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million.

                                                        Consumers Energy Company

In June 2003, the MPSC issued a financing order in the securitization case, authorizing the issuance of Securitization bonds in the amount of approximately $554 million. Included in this amount were Clean Air Act expenditures. However, the MPSC rejected Palisades expenditures previously not securitized as eligible securitized costs. As a result, the Palisades expenditures previously not securitized should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC. With the inclusion of the Palisades expenditures previously not securitized, Consumers' "net" Stranded Costs incurred in 2002 are estimated to be approximately $50 million.

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

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers has participated in this collaborative process. In July 2003, the staff suspended formal discussion while it considers possible conclusions and recommendations.

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
==============================================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the order received for the year 2001, the MPSC also reserved the right to review again the implementation costs depending upon the progress and success of the retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of September 30, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded a regulatory asset of $16 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers is expected to begin after the rate freeze or rate cap period has expired. As discussed below, Consumers has asked to include implementation costs through December 31, 2000 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Also, Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. In May 2003, the FERC issued an order denying MISO's request for authorization to reimburse Consumers. In June 2003, Consumers and MISO filed a joint petition for rehearing with the FERC. In September 2003, the FERC denied Consumers'

                                                        Consumers Energy Company

and MISO's joint request. Consumers plans to appeal the FERC ruling at the United States Court of Appeals for the District of Columbia and pursue other potential means of recovery. In November 2003, in conjunction with Consumers' appeal of the September Order denying recovery, Consumers persuaded MISO to file a request with the FERC seeking authority to reimburse METC, the legal successor in interest to the Alliance RTO start-up costs. As part of the contract for sale of Consumers' former transmission system, should the Commission approve the new MISO filing, METC is contractually obligated to flow-through to Consumers the full amount of any Alliance RTO start-up costs that it is authorized to recover through FERC. Consumers cannot predict the outcome of the appeal process, the MISO request, or the amount of implementation costs, if any; the FERC ultimately will allow to be collected.

Securitization: In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. The application sought recovery of costs associated with Clean Air Act expenditures, Palisades expenditures previously not securitized, retail open access implementation costs through December 31, 2003, certain pension fund costs, and expenses associated with the issuance of the bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. The MPSC rejected Palisades expenditures previously not securitized as eligible securitized costs. Therefore, Palisades expenditures previously not securitized should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC.

In the June 2003 financing order, the MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a small fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the full service and bundled sales customers are increased under the rate design in the financing order in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. Also in July 2003, the Attorney General filed a claim of appeal related to the financing order and the Attorney General indicated it would challenge the lawfulness of the rate design. In October 2003, the Court of Appeals dismissed the appeal and indicated that the Attorney General could resubmit the appeal after the MPSC acted on Consumers' rehearing request. Subsequently, the Attorney General filed a motion of rehearing asking for reconsideration of the Court of Appeals' dismissal. The financing order will become effective after rehearing, resolution of appeals and upon acceptance by Consumers.

Rate Caps: The Customer Choice Act imposes certain limitations on electric rates that could result in Consumers being unable to collect from electric customers its full cost of conducting business. Some of these costs are beyond Consumers' control. In particular, if Consumers needs to purchase power supply from wholesale suppliers while retail rates are frozen or capped, the rate restrictions may make it impossible for Consumers to fully recover purchased power and associated transmission costs from its customers. As a result, Consumers may be unable to maintain its profit margins in its electric utility business during the rate freeze or rate cap periods. The rate freeze is in effect through December 31, 2003. The rate caps are in effect through at least December 31, 2004 for small commercial and industrial customers, and at least through December 31, 2005 for residential customers. After December 31, 2003, the statute would allow customers to petition the MPSC for rate reductions below the cap. Consumers would have the opportunity to respond to such a petition before rates could be reduced.

As a result of Consumers meeting the transmission capability expansion requirements and the market power test, as discussed in Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring", Consumers has met the requirements under Public Act 141 to return to the PSCR process. On September 30, 2003, Consumers submitted a PSCR filing to the MPSC that would reinstate the PSCR process for customers whose rates will no longer be frozen or capped as of January 1, 2004. The proposed PSCR charge allows Consumers

                                                        Consumers Energy Company

to recover a portion of its increased power supply costs from large commercial and industrial customers effective January 1, 2004. This is the first customer class for which the rate freeze and cap expire. Consumers will, pursuant to its right under applicable law, self-implement the proposed PSCR charge on January 1, 2004, unless the MPSC issues an order before that date establishing a different charge. The charge is subject to subsequent change by the MPSC during the PSCR period (calendar-year 2004). The revenues received pursuant to the PSCR charge by statute are also subject to subsequent reconciliation when the year is finished and actual costs have been reviewed for reasonableness and prudence. Consumers cannot predict the outcome of this filing.

Included in Consumers' retail electric customers' frozen rates is a nuclear decommissioning surcharge related to the decommissioning of Big Rock. The MPSC authorized collection of the surcharge through December 2000. Consumers has continued to collect the Big Rock nuclear decommissioning surcharge consistent with the provisions of the Customer Choice Act rate freeze in effect through December 31, 2003. Beginning in January 2004, the Big Rock decommissioning surcharge will be eliminated, reducing Consumers' annual electric revenues by approximately $35 million in 2004. A portion of this reduction is expected to be offset by the collection of increased PSCR revenues.

Industrial Contracts: In response to industry restructuring efforts, in 1995 and 1996, Consumers entered into multi-year electric supply contracts with certain large industrial customers to provide electricity at specially negotiated prices, usually at a discount from tariff prices. The MPSC approved these special contracts, totaling a maximum of approximately 685 MW of load, as part of its phased introduction to competition. Unless terminated or restructured, the majority of these contracts are in effect through 2005. As of September 30, 2003, contracts for 200 MW of load have terminated. Of the contracts that have terminated, contracts for 64 MW have gone to an alternative electric supplier, and contracts for 136 MW have returned to bundled tariff rates. Consumers cannot predict the ultimate financial impact of changes related to these power supply contracts, or whether additional special contracts will be necessary or advisable.

Code of Conduct: In December 2000, as a result of the passage of the Customer Choice Act, the MPSC issued a new code of conduct that applies to electric utilities and alternative electric suppliers. The code of conduct seeks to prevent cross-subsidization, information sharing, and preferential treatment between a utility's regulated and unregulated services. The new code of conduct is broadly written, and as a result, could affect Consumers' retail gas business, the marketing of unregulated services and equipment to Michigan customers, and transfer pricing between Consumers' departments and affiliates. In October 2001, the new code of conduct was reaffirmed by the MPSC without substantial modification. Consumers appealed the MPSC orders related to the code of conduct and sought a stay of the orders until the appeal was complete; however, the request for a stay was denied. Consumers filed a compliance plan in accordance with the code of conduct. It also sought waivers to the code of conduct in order to continue utility activities that provide approximately $50 million in annual electric and gas revenues. In October 2002, the MPSC denied waivers for three programs that provided approximately $32 million in gas revenues in 2001, of which $30 million relates to the appliance service plan. The waivers denied included all waivers associated with the appliance service plan program that has been offered by Consumers for many years. Consumers filed a renewed motion for a stay of the effectiveness of the code of conduct and an appeal of the waiver denials with the Michigan Court of Appeals. In November 2002, the Michigan Court of Appeals denied Consumers' request for a stay. Consumers filed an application for leave to appeal with the Michigan Supreme Court with respect to the Michigan Court of Appeals' November ruling denying the stay. In February 2003, the Michigan Supreme Court denied the application. In December 2002, Consumers filed a renewed request with the MPSC for a temporary waiver until April 2004 for the appliance service plan, which generated $33 million in gas revenues in 2002. In February 2003, the MPSC granted an extension of the temporary waiver until December 31, 2003. The full impact of the new code of conduct on Consumers' business will remain uncertain until the appellate courts issue definitive rulings. Recently, in an appeal involving affiliate pricing guidelines, the

                                                        Consumers Energy Company

Michigan Court of Appeals struck down the guidelines because of a procedurally defective manner of enactment by the MPSC. A similar procedure was used by the MPSC in enacting the new code of conduct. In July 2003, legislation was introduced in the Michigan legislature that, if enacted, would clarify the application of the code of conduct in a manner that would allow Consumers to continue to offer the appliance service plan. In October 2003, the Michigan Senate passed legislation to preserve the appliance service plan. The House of Representatives of Michigan is scheduled to review the legislation in early 2004; however, in the interim they passed a bill to extend the MPSC's waiver for the program to July 1, 2004.

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

As a result of the sale, Consumers anticipates its after-tax earnings will decrease by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

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

                                                        Consumers Energy Company

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

August 14, 2003 Blackout: On August 14, 2003, the electric transmission grid serving parts of the Midwest and the Northeast experienced a significant disturbance, which impacted electric service to millions of homes and businesses throughout a vast region. In Michigan, more than 2 million electric customers were without electricity. Consumers had five fossil-fueled generating unit outages and, of Consumers' 1.7 million electric customers, approximately
100,000 were without power for approximately 24 hours as a result of the disturbance. The impact was felt most heavily in the southeastern part of Consumers' service territory.

As discussed above in "Transmission", Consumers sold its electric transmission system in May 2002 to MTH, with Consumers providing transmission system maintenance under a five-year contract with MTH. MTH now owns, controls, and plans for the transmission system that serves Consumers. Consumers incurred approximately $1 million of immediate financial impact as a result of the blackout. Consumers continues to cooperate with investigations of the blackout by several federal and state agencies. Consumers cannot predict the outcome of these investigations.

In November 2003, the MPSC released its report on the August 14, 2003 blackout, which found no evidence to suggest that the events in Michigan or actions taken by the Michigan utilities or transmission operators were factors contributing to the cause of the blackout. As a result of its investigation, the MPSC is recommending that Congress pass legislation that would empower the FERC, where necessary, to order membership into a RTO and that Congress should provide the FERC with the authority to develop and enforce mandatory transmission reliability standards with penalties for noncompliance.

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

UNCERTAINTIES: Several electric business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) pending litigation filed by PURPA qualifying facilities; 5) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 6) electric industry restructuring issues, including those described above; 7) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 8) the recovery of electric restructuring implementation costs;
9) Consumers' status as an electric transmission customer and not as an electric transmission owner/operator; 10) sufficient reserves for transmission rate refunds; 11) the effects of derivative accounting and potential earnings volatility; 12) increased costs for safety and homeland security initiatives that are not recoverable on a timely basis from customers; 13) potentially rising pension costs due to market losses and lump sum payments (as discussed above in Accounting for Pension and OPEB); 14) Consumers' ability to recover any of its "net" Stranded costs under the regulatory policies being followed by the MPSC; 15) the effects of lost electric supply load from retail open access and the recovery of associated margin loss; 16) the uncertain effects, including exposure to liability, increased regulatory requirement and new legislation, due to the future conclusions about the causes of the August 14, 2003 blackout. For further information about these trends or uncertainties, see Note 2, Uncertainties.

                                                        Consumers Energy Company

GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, Consumers expects gas deliveries, including gas full service and customer choice deliveries (excluding transportation to the MCV Facility and off-system deliveries), to grow at an average rate of less than one percent per year based primarily on a steadily growing customer base. Actual gas deliveries in future periods may be affected by abnormal weather, use of gas by independent power producers, changes in competitive and economic conditions, the level of natural gas consumption per customer, and the recent significant increases in gas commodity prices.

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation case with the MPSC, Consumers expects to recover all of its gas costs. In June 2003, Consumers filed a reconciliation of GCR costs and revenues for the 12-months ended March 2003. Consumers proposes to recover from its customers a net under-recovery of approximately $6 million using a roll-in methodology. The roll-in methodology incorporates the under-recovery in the GCR factor charged in the next GCR year. The roll-in tariff provision was approved by the MPSC in a November 2002 order.

In July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its gas cost recovery factor for the remainder of the current GCR plan year (August 2003 through March 2004) and to implement a quarterly ceiling price adjustment mechanism, based on a formula that tracks changes in NYMEX natural gas prices. Consistent with the terms of the settlement, the ceiling price is $6.11 per mcf. However, Consumers will utilize a GCR factor of $5.41 per mcf commencing in November 2003 bills. All recoveries pursuant to such factors are subject to final reconciliation by the MPSC.

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

2003 GAS RATE CASE: In March 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which includes a 13.5 percent return on equity, based on a 2004 test year. Contemporaneously with this filing, Consumers has requested interim rate relief in the same amount. In August 2003, the MPSC Staff recommended interim rate relief of $80 million be granted in this proceeding, subject to Consumers voluntarily agreeing to limit its dividends to its parent, CMS Energy, to a maximum of $190 million in any calendar year.

In September 2003, Consumers filed an update to its gas rate case that lowered the requested revenue increase from $156 million to $139 million and revised the return on common equity from 13.5 percent to 12.75 percent. The majority of the reduction is related to lower debt costs and changes in the projected capital structure. The MPSC Staff and ABATE filed their cases in early October. The Staff made no change to its interim position of $80 million and continued to propose the same dividend limitation. ABATE did not make a specific recommendation for a final rate increase, but did discuss the rate design used to recover any rate increase granted. A proposal for decision is expected from the administrative law judge in January 2004.

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

                                                        Consumers Energy Company

annual gas revenues, may be restricted by the new code of conduct issued by the MPSC, as discussed above in Electric Business Outlook, "Competition and Regulatory Restructuring - Code of Conduct."

UNCERTAINTIES: Several gas business trends or uncertainties may affect Consumers' financial results and conditions. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing gas operations. Such trends and uncertainties include: 1) pending litigation and government investigations; 2) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 3) future gas industry restructuring initiatives; 4) an inadequate regulatory response to applications for requested rate increases; 5) market and regulatory responses to increases in gas costs, including a reduced average consumption per residential customer; 6) increase in costs for pipeline integrity, safety, and homeland security initiatives that are not recoverable on a timely basis from customers; 7) potentially rising pension costs due to market losses and lump sum payments (as discussed above in Accounting for Pension and OPEB); and 8) potential adverse appliance service plan ruling or related legislation. For further information about these uncertainties, see Note 2, Uncertainties.

OTHER OUTLOOK

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through September 30, 2003, Consumers has incurred approximately $7 million in incremental security costs, including operating, capital, and decommissioning and removal costs, mainly relating to its nuclear facilities. Consumers estimates it may incur additional incremental security costs for the last three months of 2003 of approximately $3 million, of which $2 million relates to nuclear security costs. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer Choice Act. In February 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

LITIGATION AND REGULATORY INVESTIGATIONS

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions by CMS MST, CMS Energy's Board of Directors established a Special Committee to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has implemented the recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within 45 days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and

                                                        Consumers Energy Company

publish price indices. CMS MST made a written submission to the FERC on June 11, 2003 in compliance with the FERC's directives. On July 29, 2003, the FERC issued an order stating that CMS MST met the requirements of the FERC's April 30, 2003 order. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan by shareholders who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and a consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The companies intend to defend vigorously against this action but cannot predict the outcome of this litigation.

ERISA LAWSUITS: Consumers is a named defendant, along with CMS Energy, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended and consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. Consumers cannot predict the outcome of this litigation.

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

                                                        Consumers Energy Company

CASH MANAGEMENT

In August 2002, FERC issued a NOPR concerning the management of funds by certain FERC-regulated companies. The proposed rule could establish limits on the amount of funds that may be swept from a regulated subsidiary to a non-regulated parent under cash management programs. The proposed rule would require written cash management arrangements that would specify the duties and restrictions of the participants, the methods of calculating interest and allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. These cash management agreements also may require participants to provide documentation of certain transactions. In the NOPR, FERC proposed that to participate in a cash management or money pool arrangement, FERC-regulated entities would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent and both the FERC-regulated entity and its parent would be required to maintain investment grade credit ratings. In October 2003, a final rule was issued by FERC. The rule will require Consumers, as a FERC-regulated company, to file its cash management agreements with the FERC and to notify the FERC within 45 days after the end of each calendar quarter when their proprietary capital ratio drops below 30 percent, and when it subsequently returns to or exceeds 30 percent. The rule also requires certain information about cash management agreements and transactions to be maintained. The rule becomes effective in late November 2003. Consumers operates its cash management program independent of CMS Energy and, therefore, does not anticipate additional reporting requirements as a result of this final rule.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. Implementation of this statement has not had an impact on Consumers' consolidated financial statements.

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

Consumers has four trust preferred securities outstanding as of September 30, 2003. The trust preferred securities are issued by consolidated subsidiaries of Consumers. Each trust holds a subordinated debenture from Consumers. The terms of the debentures are identical to those of the trust preferred securities, except that the debenture has an explicit maturity date. The trust documents, in turn, require that the trust be liquidated upon the repayment of the debenture. The trust preferred securities are redeemable upon the liquidation of the subsidiary; and therefore, are considered equity in the financial statements of the subsidiary.

At their October 29, 2003 Board meeting, the FASB deferred the implementation of the portion of SFAS No. 150 relating to mandatorily redeemable noncontrolling interests in subsidiaries when the noncontrolling interests are classified as equity in the financial statements of the subsidiary. Consumers' trust preferred securities are included under the deferral. As such, the Consumers trust preferred securities continue to be accounted for under existing accounting guidance and are included in mezzanine equity. Consumers continues to study the FASB developments regarding the SFAS No. 150 deferral.

                                                        Consumers Energy Company

EITF ISSUE NO. 01-08, DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE: In May 2003, the EITF reached consensus in EITF Issue No. 01-08 to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, Accounting for Leases.

Historically, Consumers has entered into power purchase and similar service arrangements. Prospective accounting under EITF Issue No. 01-08, could affect the timing and classification of revenue and expense recognition. Certain product sales and service revenue and expenses may be required to be reported as rental or leasing income and/or expenses. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning July 1, 2003. The adoption of EITF Issue No. 01-08 has not impacted Consumers' results of operations, cash flows, or financial position. Consumers will evaluate new or modified contracts under EITF Issue No. 01-08 prospectively.

ACCOUNTING STANDARDS NOT YET EFFECTIVE

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, this Interpretation requires the primary beneficiary of a variable interest entity's activities to consolidate the variable interest entity. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity's activities. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. Consumers has not created any variable interest entities in 2003. Therefore, this portion of the interpretation has no impact on its consolidated financial statements. Public companies, whose fiscal year is a calendar year, were originally required to implement the guidance in this interpretation by the third quarter of 2003. However, on October 9, 2003, the FASB issued FASB Staff Position No. 46-6, Effective Date of FASB Interpretation No. 46, which defers implementation of FIN 46 until the fourth quarter of 2003, for variable interest entities and potential variable interest entities created before February 1, 2003.

If the completed analysis were to require Consumers to disclose information about or consolidate in its financial statements, the assets, liabilities and activities of the MCV Partnership and the First Midland Limited Partnership, including the recognition of the debt of the MCV Partnership on Consumers' financial statements, this could impact negatively Consumers' various financial covenants under its financing agreements. As a result, Consumers may have to seek amendments to the relevant financing agreements to modify the terms of certain of these covenants in order to remove the effect of this potential consolidation or refinance the relevant debt. As of September 30, 2003, Consumers' investments in the MCV Partnership and in the FMLP were $404 million and $222 million, respectively. For a further description of the nature, purpose, size and activities of the MCV Partnership, see Note 2, Uncertainties, Other Electric Uncertainties, "The Midland Cogeneration Venture." Consumers is continuing to study the implementation of this interpretation and has yet to determine the effects, if any, on its consolidated financial statements.

EITF ISSUE 03-04, ACCOUNTING FOR CASH BALANCE PENSION PLANS: In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. EITF Issue No. 03-04 concluded that certain cash balance plans be accounted for as defined benefit plans under SFAS No. 87, Employers' Accounting for Pensions. EITF No. 03-04 requires the use of the traditional unit credit method for the purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The EITF concluded that the requirements of this Issue be applied as of the next plan measurement date, which is December 31, 2003 for Consumers. Consumers commenced a cash balance pension plan that covers employees hired after June 30, 2003. Consumers does account for this plan as a defined benefit plan under SFAS No. 87. Consumers continues to evaluate the

                                                        Consumers Energy Company

impact, if any, this Issue will have upon adoption.

STATEMENT OF POSITION, ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT: At its September 9, 2003 meeting, the Accounting Standards Executive Committee voted to approve the Statement of Position, Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The Statement of Position is expected to be presented for FASB clearance late in the fourth quarter of 2003 and would be applicable for fiscal years beginning after December 15, 2004. The Accounting Standards Executive Committee concluded that at transition, a company would have the flexibility to adopt a property, plant and equipment component accounting policy for transition-date property, plant and equipment accounts. The property, plant and equipment component policy may differ from the componentization policy, if any, previously used by the enterprise. Selecting a policy that differs from the company's prior level of componentization at the date of adoption of the Statement of Position would not result in any cumulative effect difference for adopting such a policy. A company would not have to restate its pre-adoption assets to conform with its post-adoption componentization policy. The Accounting Standards Executive Committee concluded that companies would be required to disclose meaningful ranges with respect to property, plant and equipment depreciable lives. Consumers continues to evaluate the impact, if any, this Issue will have upon adoption.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
SEPTEMBER 30                                                                      2003          2002       2003        2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    In Millions
OPERATING REVENUE                                                               $    879        $ 911   $   3,223   $     3,020

EARNINGS (LOSS) FROM EQUITY METHOD INVESTEES                                          (3)           8          31            35

OPERATING EXPENSES
  Operation
    Fuel for electric generation                                                      89           98         245           236
    Purchased power - related parties                                                131          143         383           416
    Purchased and interchange power                                                  103          111         260           244
    Cost of gas sold                                                                  90           20         793           528
    Cost of gas sold - related parties                                                 2           34          27            96
    Other                                                                            178          182         505           487
                                                                                -----------------------------------------------
                                                                                     593          588       2,213         2,007
                                                                                -----------------------------------------------
  Maintenance                                                                         41           43         149           141
  Depreciation, depletion and amortization                                            80           77         275           256
  General taxes                                                                       47           43         130           144
                                                                                -----------------------------------------------
                                                                                     761          751       2,767         2,548
-------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                     115          168         487           507

OTHER INCOME (DEDUCTIONS)
  Dividends and interest from affiliates                                               -            -           -             2
  Accretion expense                                                                   (1)          (1)         (5)           (4)
  Other, net                                                                           2            1          (3)           37
                                                                                -----------------------------------------------
                                                                                       1            -          (8)           35
-------------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Interest on long-term debt                                                          51           41         144           111
  Other interest                                                                       2            5          10            16
  Capitalized interest                                                                (2)          (3)         (7)           (8)
                                                                                -----------------------------------------------
                                                                                      51           43         147           119
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                            65          125         332           423
INCOME TAXES                                                                          21           41         126           140
                                                                                -----------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                           44           84         206           283

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DERIVATIVE
  INSTRUMENTS, NET OF $1 AND $10 TAX EXPENSE IN 2002, RESPECTIVELY                     -            1           -            18
                                                                                -----------------------------------------------
NET INCOME                                                                            44           85         206           301
PREFERRED STOCK DIVIDENDS                                                              -            -           1             1
PREFERRED SECURITIES DISTRIBUTIONS                                                    11           11          33            33
                                                                                -----------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                      $     33         $ 74   $     172   $       267
===============================================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
September 30                                                                              2003           2002
----------------------------------------------------------------------------------------------------------------
                                                                                                     In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $     206    $       301
    Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation, depletion and amortization (includes nuclear decommissioning
          of $4 and $5, respectively)                                                         275            256
       Gain on sale of METC and other assets                                                    -            (38)
       Deferred income taxes and investment tax credit                                         72            (18)
       Loss on CMS Energy stock                                                                12              -
       Capital lease and other amortization                                                    20             11
       Distributions from related parties in excess of (less than) earnings                    14            (20)
       Cumulative effect of accounting changes                                                  -            (18)
       Pension contribution                                                                  (172)           (47)
       Changes in other assets and liabilities:
        Increase in inventories                                                              (335)           (37)
        Decrease in accounts receivable and accrued revenue                                   156             98
        Decrease in accounts payable                                                          (39)           (79)
        Changes in other assets and liabilities                                               (79)            11
                                                                                        ------------------------

       Net cash provided by operating activities                                              130            420
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                          (306)          (400)
  Cost to retire property, net                                                                (52)           (50)
  Investment in Electric Restructuring Implementation Plan                                     (5)            (6)
  Investments in nuclear decommissioning trust funds                                           (4)            (5)
  Proceeds from nuclear decommissioning trust funds                                            26             19
  Proceeds from sale of METC and other assets                                                  15            298
                                                                                        ------------------------

       Net cash used in investing activities                                                 (326)          (144)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from senior notes and bank loans, net                                            1,543            602
  Retirement of bonds and other long-term debt                                               (780)          (409)
  Decrease in notes payable, net                                                             (453)          (182)
  Payment of common stock dividends                                                          (162)          (154)
  Preferred securities distribution                                                           (33)           (33)
  Payment of capital lease obligations                                                        (10)           (11)
  Payment of preferred stock dividends                                                         (1)            (1)
  Restricted cash on hand                                                                      (1)           (14)
  Redemption of preferred securities                                                            -            (30)
  Stockholder's contribution, net                                                               -             50
                                                                                        ------------------------

       Net cash provided by (used in) financing activities                                     103          (182)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                                (93)           94

CASH AND TEMPORARY CASH INVESTMENTS, BEGINNING OF PERIOD                                      253            13
                                                                                        ------------------------

CASH AND TEMPORARY CASH INVESTMENTS, END OF PERIOD                                      $     160    $       107
================================================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                            $     156    $       116
  Income taxes paid (net of refunds)                                                           32             83
  Pension and OPEB cash contribution                                                          226            101
NON-CASH TRANSACTIONS
  Other assets placed under capital leases                                              $      11    $        50
================================================================================================================

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                                        2003     DECEMBER 31            2002
                                                                  (UNAUDITED)           2002      (UNAUDITED)
------------------------------------------------------------------------------------------------------------
                                                                                                In Millions
PLANT (AT ORIGINAL COST)
   Electric                                                     $      7,583    $      7,523    $      7,504
   Gas                                                                 2,841           2,719           2,692
   Other                                                                  15              23              22
                                                                --------------------------------------------
                                                                      10,439          10,265          10,218
   Less accumulated depreciation, depletion and amortization           5,365           5,900           5,856
                                                                --------------------------------------------
                                                                       5,074           4,365           4,362
   Construction work-in-progress                                         359             548             463
                                                                --------------------------------------------
                                                                       5,433           4,913           4,825
------------------------------------------------------------------------------------------------------------

INVESTMENTS

   Stock of affiliates                                                    17              22              19
   First Midland Limited Partnership                                     222             255             250
   Midland Cogeneration Venture Limited Partnership                      404             388             370
   Consumers Nuclear Services, LLC                                         2               2               2
                                                                --------------------------------------------
                                                                         645             667             641
------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and temporary cash investments at cost,
      which approximates market                                          160             253             107
   Restricted cash                                                        19              18              18
   Accounts receivable, notes receivable and
      accrued revenue, less allowances of $7, $4 and $4
        respectively                                                      81             236              36
   Accounts receivable - related parties                                   7              13              18
   Inventories at average cost
     Gas in underground storage                                          813             486             601
     Materials and supplies                                               72              71              71
     Generating plant fuel stock                                          44              37              49
   Deferred property taxes                                                88             142              82
   Regulatory assets                                                      19              19              19
   Other                                                                  94              38              27
                                                                --------------------------------------------
                                                                       1,397           1,313           1,028
------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
   Regulatory Assets

    Securitized costs                                                    659             689             699
    Postretirement benefits                                              168             185             191
    Abandoned Midland Project                                             10              11              11
    Other                                                                257             168             173
   Nuclear decommissioning trust funds                                   553             536             530
   Other                                                                 147             218             108
                                                                --------------------------------------------
                                                                       1,794           1,807           1,712
                                                                --------------------------------------------

TOTAL ASSETS                                                    $      9,269    $      8,700    $      8,206
============================================================================================================

STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                                        2003     DECEMBER 31            2002
                                                                  (UNAUDITED)           2002      (Unaudited)
------------------------------------------------------------------------------------------------------------
                                                                                                In Millions
CAPITALIZATION

   Common stockholder's equity

   Common stock                                                 $        841    $        841    $        841
   Paid-in capital                                                       682             682             682
   Accumulated other comprehensive loss                                 (191)           (179)             (8)
   Retained earnings since December 31, 1992                             555             545             525
                                                                --------------------------------------------
                                                                       1,887           1,889           2,040

   Preferred stock                                                        44              44              44
   Company-obligated mandatorily redeemable preferred
      securities of subsidiaries                                         490             490             490

   Long-term debt                                                      3,531           2,442           2,701
   Non-current portion of capital leases                                 116             116             110
                                                                --------------------------------------------
                                                                       6,068           4,981           5,385
------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt and capital leases                   39             318             224
   Notes payable                                                           4             457             235
   Accounts payable                                                      241             261             212
   Accrued taxes                                                          84             214             152
   Accounts payable - related parties                                     65              84              85
   Deferred income taxes                                                  23              25              18
   Current portion of purchase power contract                             26              26              29
   Other                                                                 168             200             226
                                                                --------------------------------------------
                                                                         650           1,585           1,181
------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
   Deferred income taxes                                               1,009             949             762
   Postretirement benefits                                               431             563             244
   Regulatory liabilities for income taxes, net                          309             297             282
   Asset retirement obligations                                          362               -               -
   Other regulatory liabilities                                          152               4               -
   Deferred investment tax credit                                         86              91              92
   Power purchase agreement - MCV Partnership                              8              27              30
   Other                                                                 194             203             230
                                                                --------------------------------------------
                                                                       2,551           2,134           1,640
------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 2)

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                      $      9,269    $      8,700    $      8,206
============================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
September 30                                                        2003           2002       2003          2002
-------------------------------------------------------------------------------------------------------------------
                                                                                                        In Millions
COMMON STOCK
  At beginning and end of period (a)                            $        841    $     841   $    841    $       841
-------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
  At beginning of period                                                 682          682        682            632
  Stockholders' contribution                                               -            -          -            150
  Return of Stockholders' contribution                                     -            -          -           (100)
                                                                ---------------------------------------------------
  At end of period                                                       682          682        682            682
-------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Minimum Pension Liability

   At beginning of period                                               (202)           -       (185)             -
   Minimum liability pension adjust (b)                                    -            -        (17)             -
                                                                ---------------------------------------------------
   At end of period                                                     (202)           -       (202)             -
                                                                ---------------------------------------------------
  Investments

   At beginning of period                                                  8           (5)         1             16
   Unrealized gain (loss) on investments (c)                              (2)          (4)         5            (25)
                                                                ---------------------------------------------------
   At end of period                                                        6           (9)         6             (9)
                                                                ---------------------------------------------------
  Derivative Instruments

   At beginning of period (d)                                             11           (3)         5            (12)
   Unrealized gain on derivative instruments (c)                          (4)           1          9              6
   Reclassification adjustments included in
      consolidated net income (loss) (c)                                  (2)           3         (9)             7
                                                                ---------------------------------------------------
   At end of period                                                        5            1          5              1
-------------------------------------------------------------------------------------------------------------------

Total Accumulated Other Comprehensive Income (Loss)                     (191)          (8)      (191)            (8)
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  At beginning of period                                                 522          480        545            441
  Net income                                                              44           85        206            301
  Cash dividends declared - Common Stock                                   -          (29)      (162)          (183)
  Cash dividends declared - Preferred Stock                                -            -         (1)            (1)
  Preferred securities distributions                                     (11)         (11)       (33)           (33)

                                                                ---------------------------------------------------
   At end of period                                                      555          525        555            525
-------------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                               $      1,887    $   2,040   $  1,887    $     2,040
===================================================================================================================

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
September 30                                                         2003             2002            2003            2002
------------------------------------------------------------------------------------------------------------------------------
(a) Number of shares of common stock outstanding was
      84,108,789 for all periods presented.

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

(c) Disclosue of Comprehensive Income:
       Minimum pension liability adjustment (b)                   $          -    $           -    $       (17)   $          -
       Investments
         Unrealized gain (loss) on investments, net of tax
            of $-, $3, $(3) and $14, respectively                           (2)              (4)             5             (25)
       Derivative Instruments
         Unrealized gain (loss) on derivative instruments, net
            of tax of $2, $(1), $(4) and $(4), respectively                 (4)               1              9               6
         Reclassification adjustments included in net income,
            net of tax of $1, $(2), $5 and $(4), respectively               (2)               3             (9)              7
Net income                                                                  44               85            206             301
                                                                  ------------------------------------------------------------

Total Comprehensive Income                                        $         36    $          85    $       194    $        289
                                                                  ============================================================

(d) Included in these amounts is Consumers' proportionate
share of the effects of derivative accounting related to its equity investment in the MCV Partnership as follows:
   At the beginning of the period                                 $         13    $           1    $         8    $         (8)
   Unrealized gain (loss) on derivative instruments                         (5)               1              8               7
   Reclassification adjustments included in net income                      (2)               2            (10)              5
                                                                  ------------------------------------------------------------
 At the end of the period                                         $          6    $           4    $         6    $          4
                                                                  ============================================================

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

The principles in SFAS No. 5 guide the recording of estimated liabilities for contingencies within the financial statements. SFAS No. 5 requires a company to record estimated liabilities in the financial statements when it is probable that a loss will be paid in the future as a result of a current event, and when an amount can be reasonably estimated. Consumers has used this accounting principle to record estimated liabilities as discussed in Note 2, Uncertainties.


REPORTABLE SEGMENTS: Consumers has two reportable segments: electric and gas. The electric segment consists of activities associated with the generation and distribution of electricity. The gas segment consists of activities associated with the transportation, storage and distribution of natural gas. Consumers' reportable segments are domestic business units organized and managed by the nature of the product and service each provides. The accounting policies of the segments are the same as those described in Consumers' 2002 Form 10-K. Consumers' management has changed its evaluation of the performance of the electric and gas segments from operating income to net income available to common stockholder. Intersegment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholder by segment. The other business unit includes Consumers' consolidated statutory business trusts, which were created to issue preferred securities and Consumers' consolidated special purpose entity for the sale of trade receivables. The operating revenue and net income (loss) available to common stockholder by

                                                        Consumers Energy Company

reportable segment are as follows:

                                                                                           In Millions
------------------------------------------------------------------------------------------------------
                                                         Three Months Ended       Nine Months Ended
September 30                                               2003       2002       2003         2002
------------------------------------------------------------------------------------------------------
Operating revenue
     Electric                                           $     714   $     775   $ 1,970   $      2,015
     Gas                                                      164         135     1,252          1,002
     Other                                                      1           1         1              3
------------------------------------------------------------------------------------------------------
Total Operating Revenue                                 $     879   $     911   $ 3,223   $      3,020
======================================================================================================
Net income available to common stockholder
     Electric                                           $      59   $      88   $   145   $        222
     Gas                                                      (19)        (18)       40             13
     Other                                                     (7)          4       (13)            32
------------------------------------------------------------------------------------------------------
Total Net Income                                        $      33   $      74   $   172   $        267
======================================================================================================

FINANCIAL INSTRUMENTS: Consumers accounts for its investments in debt and equity securities in accordance with SFAS No. 115. As such, debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Consumers' investments in equity securities, including its investment in CMS Energy Common Stock, are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings, unless such changes in fair value are other than temporary. Unrealized gains or losses from changes in the fair value of Consumers' nuclear decommissioning investments are reported as regulatory liabilities. The fair value of these investments is determined from quoted market prices. For further information regarding financial instruments, see Note 4, Financial and Derivative Instruments - Financial Instruments.

UTILITY REGULATION: Consumers accounts for the effects of regulation based on the regulated utility accounting standard SFAS No. 71. As a result, the actions of regulators affect when Consumers recognizes revenues, expenses, assets and liabilities.

In 1999, Consumers received MPSC electric restructuring orders, which, among other things, identified the terms and timing for implementing electric restructuring in Michigan. Consistent with these orders and EITF No. 97-4, Consumers discontinued the application of SFAS No. 71 for the energy supply portion of its business because Consumers expected to implement retail open access at competitive market based rates for its electric customers. However, since 1999, there has been a significant legislative and regulatory change in Michigan that has resulted in: 1) electric supply customers of utilities remaining on cost-based rates and 2) utilities being given the ability to recover Stranded Costs associated with electric restructuring, from customers who choose an alternative electric supplier. During 2002, Consumers re-evaluated the criteria used to determine if an entity or a segment of an entity meets the requirements to apply regulated utility accounting, and determined that the energy supply portion of its business could meet the criteria if certain regulatory events occurred. In December 2002, Consumers received a MPSC Stranded Cost order that allowed Consumers to re-apply regulatory accounting standard SFAS No. 71 to the energy supply portion of its business. Re-application of SFAS No. 71 had no effect on the prior discontinuation accounting, but allowed Consumers to apply regulatory accounting treatment to the energy supply portion of its business beginning in the fourth quarter of 2002, including regulatory accounting treatment of costs required to be recognized in accordance with SFAS No. 143. See Note 5, Implementation of New Accounting Standards, "SFAS No. 143, Accounting for Asset Retirement Obligations."

                                                        Consumers Energy Company

SFAS No. 144 imposes strict criteria for retention of regulatory-created assets by requiring that such assets be probable of future recovery at each balance sheet date. Management believes these assets are probable of future recovery.

RESTRICTED CASH: At September 30, 2003, Consumers' restricted cash on hand totaled $19 million. Restricted cash primarily consists of cash dedicated for repayment of securitization bonds. It is classified as a current asset as the payments on the related securitization bonds occur within one year.

STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148. This standard provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In the fourth quarter of 2002, Consumers adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 as amended by SFAS No. 148, applying the prospective method. If compensation cost for stock option had been determined in accordance with SFAS No. 123 for the three and nine month periods ended September 30, 2002, consolidated net income as reported and pro forma would have been as follows:

                                                                                          In Millions
------------------------------------------------------------------------------------------------------
Three Months Ended September 30                                                                   2002
------------------------------------------------------------------------------------------------------
Net income, as reported                                                                   $         85
Add:  Stock-based employee compensation expense included
   in reported net income, net of taxes                                                              -
Deduct:  Total stock-based  compensation  expense
   determined under fair value based method for all
   awards, net of tax                                                                                -
                                                                                          ------------
Pro forma net income                                                                      $         85
======================================================================================================

                                                                                          In Millions
------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                                                    2002
------------------------------------------------------------------------------------------------------
Net income, as reported                                                                   $        301
Add:  Stock-based employee compensation expense included
   in reported net income, net of taxes                                                              -
Deduct:  Total stock-based  compensation  expense
   determined under fair value based method for all
   awards, net of tax                                                                               (1)
                                                                                          ------------
Pro forma net income                                                                      $        300
======================================================================================================

In the third quarter of 2003, Consumers granted 500,000 stock options to employees. As a result, Consumers expensed approximately $3 million related to the fair value of those stock options. Fair value is estimated using the Black Scholes model, a mathematical formula used to value options traded on the securities exchange.

2: UNCERTAINTIES

Several business trends or uncertainties may affect Consumers' financial results and condition. These trends or uncertainties have, or Consumers reasonably expects could have, a material impact on net sales, revenues, or income from continuing electric and gas operations. Such trends and uncertainties are discussed in detail below and include: 1) pending litigation and government investigations; 2) the need to make additional capital expenditures and increase operating expenses for Clean Air Act compliance; 3) environmental liabilities arising from various federal, state and local environmental laws and regulations, including potential liability or expenses relating to the Michigan Natural Resources and Environmental Protection Acts and Superfund; 4) pending litigation regarding PURPA qualifying facilities; 5) electric industry restructuring issues; 6) Consumers' ability to meet peak electric demand requirements at a reasonable cost, without market disruption, and successfully implement initiatives to reduce exposure to purchased power price increases; 7) the recovery of electric restructuring implementation costs; 8) Consumers' status as an electric transmission customer and not as an electric transmission owner/operator; 9) sufficient reserves for transmission rate refunds; 10) uncertainties relating to the storage and ultimate disposal of spent nuclear fuel; 11) the effects of derivative accounting and

                                                        Consumers Energy Company

potential earnings volatility; 12) potential environmental costs at a number of sites, including sites formerly housing manufactured gas plant facilities; 13) future gas industry restructuring initiatives; 14) an inadequate regulatory response to applications for requested rate increases; 15) market and regulatory responses to increases in gas costs, including a reduced average use per residential customer; 16) increased costs for pipeline integrity and safety and homeland security initiatives that are not recoverable on a timely basis from customers; 17) Consumers' ability to recover any of its net stranded costs under the regulatory policies being followed by the MPSC; 18) the effects of lost electric supply load from retail open access and the recovery of associated margin loss; and 19) the uncertain effects, including exposure to liability, increased regulatory requirement and new legislation, due to the future conclusions about the causes of the August 14, 2003 blackout.

SEC AND OTHER INVESTIGATIONS: As a result of round-trip trading transactions by CMS MST, CMS Energy's Board of Directors established a Special Committee to investigate matters surrounding the transactions and retained outside counsel to assist in the investigation. The Special Committee completed its investigation and reported its findings to the Board of Directors in October 2002. The Special Committee concluded, based on an extensive investigation, that the round-trip trades were undertaken to raise CMS MST's profile as an energy marketer with the goal of enhancing its ability to promote its services to new customers. The Special Committee found no effort to manipulate the price of CMS Energy Common Stock or affect energy prices. The Special Committee also made recommendations designed to prevent any reoccurrence of this practice. Previously, CMS Energy terminated its speculative trading business and revised its risk management policy. The Board of Directors adopted, and CMS Energy has implemented the recommendations of the Special Committee.

CMS Energy is cooperating with other investigations concerning round-trip trading, including an investigation by the SEC regarding round-trip trades and CMS Energy's financial statements, accounting policies and controls, and investigations by the United States Department of Justice, the Commodity Futures Trading Commission and the FERC. The FERC issued an order on April 30, 2003 directing eight companies, including CMS MST, to submit written demonstrations within 45 days that they have taken certain specified remedial measures with respect to the reporting of natural gas trading data to publications that compile and publish price indices. CMS MST made a written submission to the FERC on June 11, 2003 in compliance with the FERC's directives. On July 29, 2003, the FERC issued an order stating that CMS MST met the requirements of the FERC's April 30, 2003 order. Other than the FERC investigation, CMS Energy is unable to predict the outcome of these matters, and Consumers is unable to predict what effect, if any, these investigations will have on its business.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan by shareholders who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and a consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The companies intend to defend vigorously against this action but cannot predict the outcome of this litigation.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the 401(k) Plan. The two cases, filed in July 2002 in the United States District Court for the Eastern District of Michigan, were consolidated by the trial judge, and an amended and consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the plan

                                                        Consumers Energy Company

with respect to a decline in value of the shares of CMS Energy Common Stock held in the plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. Consumers cannot predict the outcome of this litigation.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Consumers is subject to costly and increasingly stringent environmental regulations. Consumers expects that the cost of future environmental compliance, especially compliance with clean air laws, will be significant.

Clean Air - In 1998, the EPA issued regulations requiring the state of Michigan to further limit nitrogen oxide emissions. The Michigan Department of Environmental Quality finalized rules to comply with the EPA regulations in December 2002 and submitted these rules for approval to the EPA in the first quarter of 2003. The EPA has issued additional regulations regarding nitrogen oxide emissions that require certain generators, including some of Consumers' electric generating facilities, to achieve the same emissions rate as that required by the 1998 regulations. The EPA and the state regulations require Consumers to make significant capital expenditures estimated to be $770 million. As of September 30, 2003, Consumers has incurred $437 million in capital expenditures to comply with the EPA regulations and anticipates that the remaining capital expenditures will be incurred between 2003 and 2009. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to an MPSC prudency hearing.

Consumers expects to supplement its environmental regulation compliance plan with the purchase of nitrogen oxide emissions credits for years 2005 through 2008. The cost of these credits based on the current market is estimated to average $6 million per year; however, the market for nitrogen oxide emissions credits and their price could change substantially.

The EPA has proposed changes to the rules which govern generating plant cooling water intake systems. The proposed rules will require significant abatement of fish mortality. The proposed rules are scheduled to become final in the first quarter of 2004 and some of Consumers' facilities would be required to comply by 2006. Consumers is studying the proposed rules to determine the most cost-effective solutions for compliance. Until the method of compliance is determined, Consumers is unable to estimate the cost of compliance with the proposed rules.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek permits from the EPA. Consumers has received and responded to information requests from the EPA on this subject. Consumers believes that it has properly interpreted the requirements of "routine maintenance". If Consumers' interpretation is eventually found to be incorrect, it may be required to install additional pollution controls at some or all of its coal-fired plants and could call into question the viability of certain plants remaining in operation.

Cleanup and Solid Waste - Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.

Consumers is a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several. Along with Consumers, many other creditworthy, potentially responsible parties with substantial assets cooperate with respect to the individual sites. Based upon past negotiations, Consumers estimates that its share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of September 30, 2003, Consumers had accrued the minimum amount of the range for its estimated Superfund liability.

                                                        Consumers Energy Company

In October 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout and sealant materials at the Ludington Pumped Storage facility. Consumers removed and replaced part of the PCB material. Consumers has proposed a plan to deal with the remaining materials and is awaiting a response from the EPA.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities selling power to Consumers filed a lawsuit in Ingham County Circuit Court against Consumers. The lawsuit alleges that Consumers incorrectly calculated the energy charge payments made pursuant to power purchase agreements between the qualifying facilities and Consumers. More specifically, the lawsuit alleges that Consumers should be basing the energy charge calculation on the cost of more expensive eastern coal, rather than on the cost of the coal actually burned by Consumers for use in its coal-fired generating plants. Consumers believes it has been performing the calculation in the manner prescribed by the power purchase agreements, and has filed a request with the MPSC (as a supplement to the PSCR plan) that asks the MPSC to review this issue and to confirm that Consumers' method of performing the calculation is correct. Also, Consumers has filed a motion to dismiss the lawsuit in the Ingham County Circuit Court due to the pending request at the MPSC in regard to the PSCR plan case. Although only eight qualifying facilities have currently raised the issue, the same energy charge methodology is used in the PPA with the MCV Partnership and in approximately 20 additional power purchase agreements with Consumers, representing approximately 1,670 MW of electric capacity. Consumers cannot predict the outcome of this litigation.

ELECTRIC RATE MATTERS

ELECTRIC RESTRUCTURING: In June 2000, the Michigan legislature passed electric utility restructuring legislation known as the Customer Choice Act. This act: 1) permits all customers to choose their electric generation supplier beginning January 1, 2002; 2) cut residential electric rates by five percent; 3) freezes all electric rates through December 31, 2003, and establishes a rate cap for residential customers through at least December 31, 2005, and a rate cap for small commercial and industrial customers through at least December 31, 2004; 4) allows for the use of Securitization bonds to refinance qualified costs, as defined by the act; 5) establishes a market power supply test that if not met may require transferring control of generation resources in excess of that required to serve firm retail sales requirements (In September 2003, the MPSC issued an order finding that Consumers is in compliance with the market power test set forth in the Customer Choice Act.); 6) requires Michigan utilities to join a FERC-approved RTO or divest their interest in transmission facilities to an independent transmission owner (Consumers has sold its interest in its transmission facilities to an independent transmission owner, see "Transmission" below); 7) requires Consumers, Detroit Edison and American Electric Power to jointly expand their available transmission capability by at least 2,000 MW. (In July 2002, the MPSC issued an order approving the plan to achieve the increased transmission capacity. The MPSC found that once the planned projects were completed and verification was submitted, a utility was in technical compliance. Consumers has completed the transmission capacity projects identified in the plan and has submitted verification of this fact to the MPSC. Consumers believes it is in full compliance.); 8) allows deferred recovery of an annual return of and on capital expenditures in excess of depreciation levels incurred during and before the rate freeze/cap period; and 9) allows recovery of "net" Stranded Costs and implementation costs incurred as a result of the passage of the act.

Under Public Act 141, Consumers currently offers standby generation services to certain retail open access customers. The obligation to offer this service does not extend beyond the later of December 31, 2001 or the date the MPSC finds that Consumers complies with the market power test set forth in the Customer Choice Act and has completed the projects necessary to meet Consumers', Detroit Edison's and American Electric Power's obligation to jointly expand their available transmission capability by at least 2,000 MW. As stated above, in September 2003, the MPSC issued an order finding that Consumers is in compliance with the market power test and in December 2002, Consumers filed verification with the MPSC indicating that Consumers met the

                                                        Consumers Energy Company

transmission capability expansion requirements. As a result, Consumers filed a notice with the MPSC indicating that it was terminating retail open access standby service on December 31, 2003. Also, as a result of Consumers meeting the transmission capability expansion requirements and the market power test, Consumers has met the requirements under Public Act 141 to return to the PSCR process. For further discussion on the PSCR process see, "Power Supply Costs" in this Note.

The rate-freeze imposed by Public Act 141 ends at December 31, 2003. After that date, the statute would allow customers to petition the MPSC for rate reductions below the cap. Consumers would have the opportunity to respond to such a petition before rates could be reduced.

In 1998, Consumers submitted a plan for electric retail open access to the MPSC. In March 1999, the MPSC issued orders generally supporting the plan. The Customer Choice Act states that the MPSC orders issued before June 2000 are in compliance with this act and enforceable by the MPSC. Those MPSC orders: 1) allow electric customers to choose their supplier; 2) authorize recovery of "net" Stranded Costs and implementation costs; and 3) confirm any voluntary commitments of electric utilities. In September 2000, as required by the MPSC, Consumers once again filed tariffs governing its retail open access program and made revisions to comply with the Customer Choice Act. In December 2001, the MPSC approved revised retail open access tariffs. The revised tariffs establish the rates, terms, and conditions under which retail customers will be permitted to choose an alternative electric supplier. The tariffs, effective January 1, 2002, did not require significant modifications in the existing retail open access program. The tariff terms allow retail open access customers, upon as little as 30 days notice to Consumers, to return to Consumers' generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial) retail open access load reaches 10 percent of Consumers' total load for that class of customers, then returning retail open access customers for that class must give 60 days notice to return to Consumers' generation service at current tariff rates. However, Consumers may not have sufficient, reasonably priced, capacity to meet the additional demand of returning retail open access customers, and may be forced to purchase electricity on the spot market at higher prices than it could recover from its customers. Consumers cannot predict the total amount of electric supply load that may be lost to competitor suppliers (as noted below in "Power Supply Costs" in this Note, 603 MW of load is currently being served by competitor suppliers), nor whether the stranded cost recovery method adopted by the MPSC will be applied in a manner that will fully offset any associated margin loss.

SECURITIZATION: The Customer Choice Act allows for the use of Securitization bonds to refinance certain qualified costs, as defined by the act. Securitization typically involves issuing asset-backed bonds with a higher credit rating than conventional utility corporate financing. In 2000 and 2001, the MPSC issued orders authorizing Consumers to issue Securitization bonds. Consumers issued its first Securitization bonds in late 2001. Securitization resulted in lower interest costs and a longer amortization period for the securitized assets, and offset the impact of the required residential rate reduction. The Securitization orders directed Consumers to apply any cost savings in excess of the five percent residential rate reduction to rate reductions for non-residential customers and reductions in Stranded Costs for retail open access customers after the bonds are sold.

Consumers and Consumers Funding will recover the repayment of principal, interest and other expenses relating to the bond issuance through a securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true up until one year prior to the last expected bond maturity date, and no more than quarterly thereafter. The first true up occurred in November 2002, and prospectively modified the total securitization and related tax charges from 1.677 mills per kWh to 1.746 mills per kWh. Current electric rate design covers these charges, and there will be no rate impact for most Consumers electric customers until the Customer Choice Act rate freeze and cap period expire and an electric rate case is processed. Securitization charge collections, $37 million for the nine months ended September 30 2003, and $39 million for the nine months ended September 30, 2002, are remitted to a trustee for the Securitization bonds. Securitization charge collections are dedicated to the repayment of the principal and interest on the Securitization bonds and payment

                                                        Consumers Energy Company

of the ongoing expenses of Consumers Funding and can only be used for those purposes. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitized property, are not available to creditors of Consumers or CMS Energy.

In March 2003, Consumers filed an application with the MPSC seeking approval to issue Securitization bonds in the amount of approximately $1.084 billion. The application sought recovery of costs associated with Clean Air Act expenditures, Palisades expenditures previously not securitized, retail open access implementation costs through December 31, 2003, certain pension fund costs, and expenses associated with the issuance of the bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of approximately $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, retail open access implementation costs and previously authorized return on those expenditures through December 31, 2000, and the "up front" other qualified costs related to issuance of the Securitization bonds. The MPSC rejected Palisades expenditures previously not securitized as eligible securitized costs. Therefore, Palisades expenditures previously not securitized should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC.

In the June 2003 financing order, the MPSC also adopted a rate design that would allow retail open access customers to pay a securitization charge (and related tax charge) that are a small fraction of the amounts paid by full service bundled sales customers and special contract customers of the utility. The financing order provides that the securitization charges (and related tax charges) for the full service and bundled sales customers are increased under the rate design in the financing order in order to be sufficient to repay the principal, interest and all other "ongoing" qualified costs related to servicing the Securitization bonds. The financing order also restricts the amount of common dividends payable by Consumers to its "earnings." In July 2003, Consumers filed for rehearing and clarification on a number of features in the financing order, including the rate design, accounting treatment of unsecuritized qualified costs and dividend restriction. Also in July 2003, the Attorney General filed a claim of appeal related to the financing order and the Attorney General indicated it would challenge the lawfulness of the rate design. In October 2003, the Court of Appeals dismissed the appeal and indicated that the Attorney General could resubmit the appeal after the MPSC acted on Consumers' rehearing request. Subsequently, the Attorney General filed a motion of rehearing asking for reconsideration of the Court of Appeals' dismissal. The financing order will become effective after rehearing, resolution of appeals and upon acceptance by Consumers.

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

                                                        Consumers Energy Company

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

In March 2003, Consumers filed an application with the MPSC seeking approval of "net" Stranded Costs incurred in 2002, and for approval of a "net" Stranded Cost recovery charge. In the application, Consumers indicated that if Consumers' proposal to securitize Clean Air Act expenditures and Palisades expenditures, previously not securitized, were approved as proposed in its securitization case as discussed above in "Securitization", then Consumers' "net" Stranded Costs incurred in 2002 would be approximately $35 million. If the proposal to securitize those costs is not approved, then Consumers indicated that the costs would be properly included in the 2002 "net" Stranded Cost calculation, which would increase Consumers' 2002 "net" Stranded Costs to approximately $103 million.

In June 2003, the MPSC issued a financing order in the securitization case, authorizing the issuance of Securitization bonds in the amount of approximately $554 million. Included in this amount were Clean Air Act expenditures. However, the MPSC rejected Palisades expenditures previously not securitized as eligible securitized costs. As a result, the Palisades expenditures previously not securitized should be included as a component of "net" Stranded Costs and will be included as a component of a future electric rate case proceeding with the MPSC. With the inclusion of the Palisades expenditures previously not securitized, Consumers' "net" Stranded Costs incurred in 2002 are estimated to be approximately $50 million.

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

The MPSC staff has scheduled a collaborative process to discuss Stranded Costs and related issues and to identify and make recommendations to the MPSC. Consumers has participated in this collaborative process. In July 2003, the staff suspended formal discussion while it considers possible conclusions and recommendations.

Implementation Costs - Since 1997, Consumers has incurred significant electric utility restructuring implementation costs. The following table outlines the applications filed by Consumers with the MPSC and the status of recovery for these costs.

                                                                         In Millions
------------------------------------------------------------------------------------
Year Filed      Year Incurred    Requested    Pending        Allowed      Disallowed
------------------------------------------------------------------------------------
1999             1997 & 1998       $ 20        $   -           $ 15      $      5
2000                    1999         30            -             25             5
2001                    2000         25            -             20             5
2002                    2001          8            -              8             -
2003                    2002          2            2        Pending       Pending
====================================================================================

The MPSC disallowed certain costs based upon a conclusion that these amounts did not represent costs incremental to costs already reflected in electric rates. In the order received for the year 2001, the MPSC also reserved the right to review again the implementation costs depending upon the progress and success of the

                                                        Consumers Energy Company

retail open access program, and ruled that due to the rate freeze imposed by the Customer Choice Act, it was premature to establish a cost recovery method for the allowable implementation costs. In addition to the amounts shown above, as of September 30, 2003, Consumers incurred and deferred as a regulatory asset, $2 million of additional implementation costs and has also recorded a regulatory asset of $16 million for the cost of money associated with total implementation costs. Consumers believes the implementation costs and the associated cost of money are fully recoverable in accordance with the Customer Choice Act. Cash recovery from customers is expected to begin after the rate freeze or rate cap period has expired. As discussed above, Consumers has asked to include implementation costs through December 31, 2000 in the pending securitization case. If approved, the sale of Securitization bonds will allow for the recovery of these costs. Consumers cannot predict the amounts the MPSC will approve as allowable costs.

Also, Consumers is pursuing authorization at the FERC for MISO to reimburse Consumers for approximately $8 million in certain electric utility restructuring implementation costs related to its former participation in the development of the Alliance RTO, a portion of which has been expensed. In May 2003, the FERC issued an order denying MISO's request for authorization to reimburse Consumers. In June 2003, Consumers and MISO filed a joint petition for rehearing with the FERC. In September 2003, the FERC denied Consumers' and MISO's joint request. Consumers plans to appeal the FERC ruling at the United States Court of Appeals for the District of Columbia and pursue other potential means of recovery. In November 2003, in conjunction with Consumers' appeal of the September Order denying recovery, Consumers persuaded MISO to file a request with the FERC seeking authority to reimburse METC, the legal successor in interest to the Alliance RTO start-up costs. As part of the contract for sale of Consumers' former transmission system, should the Commission approve the new MISO filing, METC is contractually obligated to flow-through to Consumers the full amount of any Alliance RTO start-up costs that it is authorized to recover through FERC. Consumers cannot predict the outcome of the appeal process, the MISO request or the amount of implementation costs, if any; the FERC ultimately will allow to be collected.

Transmission Rates - In 1996, Consumers filed new OATT transmission rates with the FERC for approval. Interveners contested these rates, and hearings were held before an ALJ in 1998. In 1999, the ALJ made an initial decision that was largely upheld by the FERC in March 2002, which requires Consumers to refund, with interest, over-collections for past services as measured by the final FERC approved OATT rates. Since the initial decision, Consumers has been reserving a portion of revenues billed to customers under the filed 1996 OATT rates. Consumers submitted revised rates to comply with the FERC final order in June 2002. Those revised rates were accepted by the FERC in August 2002 and Consumers is in the process of computing refund amounts for individual customers. Consumers and Detroit Edison used the same rates for JOATT transmission rates. Approval of the JOATT transmission rates application is pending FERC approval. Consumers believes its reserve is sufficient to satisfy its refund obligation under current rate applications. As of October 2003, Consumers has paid $27 million in refunds. In October 2003, Consumers filed with FERC its formal notice of cancellation of its transmission tariffs since Consumers no longer has any transmission customers.

TRANSMISSION: In May 2002, Consumers sold its electric transmission system for approximately $290 million to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. The pretax gain was $31 million ($26 million, net of tax). Remaining open issues are not expected to materially impact the amount of the gain.

As a result of the sale, Consumers anticipates its after-tax earnings will decrease by $15 million in 2003, and decrease by approximately $14 million annually for the next three years due to a loss of revenue from wholesale and retail open access customers who will buy services directly from MTH and the loss of a return on the sold electric transmission system.

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

                                                        Consumers Energy Company

AUGUST 14, 2003 BLACKOUT: On August 14, 2003, the electric transmission grid serving parts of the Midwest and the Northeast experienced a significant disturbance, which impacted electric service to millions of homes and businesses throughout a vast region. In Michigan, more than 2 million electric customers were without electricity. Consumers had five fossil-fueled generating unit outages and, of Consumers' 1.7 million electric customers, approximately
100,000 were without power for approximately 24 hours as a result of the disturbance. The impact was felt most heavily in the southeastern part of Consumers' service territory.

As discussed above in "Transmission", Consumers sold its transmission system in May 2002 to MTH, with Consumers providing transmission system maintenance under a five-year contract with MTH. MTH now owns, controls, and plans for the transmission system that serves Consumers. Consumers incurred approximately $1 million of immediate financial impact as a result of the blackout. Consumers continues to cooperate with investigations of the blackout by several federal and state agencies. Consumers cannot predict the outcome of these investigations.

In November 2003, the MPSC released its report on the August 14 blackout, which found no evidence to suggest that the events in Michigan or actions taken by the Michigan utilities or transmission operators were factors contributing to the cause of the blackout. As a result of its investigation, the MPSC is recommending that Congress pass legislation that would empower the FERC, where necessary, to order membership into a RTO and that Congress should provide the FERC with the authority to develop and enforce mandatory transmission reliability standards with penalties for noncompliance.

POWER SUPPLY COSTS: During periods when electric demand is high, the cost of purchasing electricity on the spot market can be substantial. To reduce Consumers' exposure to the fluctuating cost of electricity, and to ensure adequate supply to meet demand, Consumers intends to maintain sufficient generation and to purchase electricity from others to create a power supply reserve, also called a reserve margin. The reserve margin provides additional power supply capability above Consumers' anticipated peak power supply demands. It also allows Consumers to provide reliable service to its electric service customers and to protect itself against unscheduled plant outages and unanticipated demand. As it did in 2003, Consumers is currently planning for a reserve margin of approximately 11 percent for summer 2004 or supply resources equal to 111 percent of projected summer peak load. Of the 111 percent, approximately 100 percent is expected to be met from owned electric generating plants and long-term power purchase contracts and 11 percent from short-term contracts and options for physical deliveries and other agreements. The ultimate use of the reserve margin will depend primarily on summer weather conditions, the level of retail open access requirements being served by others during the summer, and any unscheduled plant outages. As of October 2003, alternative electric suppliers are providing 603 MW of generation supply to ROA customers. Consumers' reserve margin does not include generation being supplied by other alternative electric suppliers under the ROA program.

Currently, Consumers is required to provide backup service to ROA customers on a "best efforts" basis. In October 2003, Consumers provided notice to the MPSC that it would terminate the provision of backup service in accordance with Public Act 141, effective January 1, 2004.

To reduce the risk of high electric prices during peak demand periods and to achieve its reserve margin target, Consumers employs a strategy of purchasing electric call option and capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of September 30, 2003, Consumers purchased capacity and energy contracts partially covering the estimated reserve margin requirements for 2004 through 2007. As a result, Consumers has a recognized asset of $21 million for unexpired capacity and energy contracts. The total premium cost of electricity call option and capacity and energy contracts for 2003 is expected to be approximately $10 million.

                                                        Consumers Energy Company

Prior to 1998, the PSCR process provided for the reconciliation of actual power supply costs with power supply revenues. This process assured recovery of all reasonable and prudent power supply costs actually incurred by Consumers, including the actual cost for fuel, and purchased and interchange power. In 1998, as part of the electric restructuring efforts, the MPSC suspended the PSCR process, effective through 2001. As a result of the rate freeze imposed by the Customer Choice Act, the current rates will remain in effect until at least December 31, 2003 and, therefore, the PSCR process remains suspended. Therefore, changes in power supply costs as a result of fluctuating electricity prices will not be reflected in rates charged to Consumers' customers during the rate freeze period.

On September 30, 2003, Consumers submitted a PSCR filing to the MPSC that would reinstate the PSCR process for customers whose rates will no longer be frozen or capped as of January 1, 2004. The proposed PSCR charge allows Consumers to recover a portion of its increased power supply costs from large commercial and industrial customers effective January 1, 2004. This is the first customer class for which the rate freeze and cap expire. Consumers will, pursuant to its right under applicable law, self-implement the proposed PSCR charge on January 1, 2004, unless the MPSC issues an order before that date establishing a different charge. The charge is subject to subsequent change by the MPSC during the PSCR period (calendar-year 2004). The revenues received pursuant to the PSCR charge by statute are also subject to subsequent reconciliation when the year is finished and actual costs have been reviewed for reasonableness and prudence. Consumers cannot predict the outcome of this filing.

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

Consumers' consolidated retained earnings include undistributed earnings from the MCV Partnership, which at September 30, 2003 and 2002 are $238 million and $217 million, respectively.

Summarized Statements of Income for CMS Midland and CMS Holdings

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended        Nine Months Ended
September 30                                                             2003       2002          2003      2002
----------------------------------------------------------------------------------------------------------------
Earnings (loss) from equity method investees                            $ (3)       $  8          $ 31      $ 35
Operating taxes and other                                                 (1)          2            18        11
                                                                        ----------------------------------------

Income (loss) before cumulative effect of accounting change               (2)          6            13        24

Cumulative effect of change in method of accounting for
  derivatives, net of $1 and $10 million tax expense in 2002 (a)           -           1             -        18
                                                                        ----------------------------------------
Net income (loss)                                                       $ (2)       $  7          $ 13      $ 42
================================================================================================================

                                                         Consumer Energy Company

Summarized Statements of Income for the MCV Partnership

                                                                                                        In Millions
                                                                       Three Months Ended         Nine Months Ended
September 30                                                            2003        2002            2003      2002
-------------------------------------------------------------------------------------------------------------------

Operating revenue                                                       $148        $156            $443      $451
Operating expenses                                                       138         120             322       318
                                                                        -------------------------------------------

Operating income                                                          10          36             121       133
Other expense, net                                                        25          27              82        86
                                                                        -------------------------------------------
Income (loss) before cumulative effect of accounting change              (15)          9              39        47

Cumulative effect of change in method of accounting for
  derivative option contracts (a)                                          -           -               -        58
                                                                        -------------------------------------------
Net income (loss)                                                       $(15)       $  9            $ 39     $ 105
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

In 1992, Consumers recognized a loss and established a PPA liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on MPSC cost recovery orders. Primarily as a result of the MCV Facility's actual availability being greater than management's original estimates, the PPA liability has been reduced at a faster rate than originally anticipated. The remaining estimated future PPA liability associated with the loss totaled $34 million at September 30, 2003 and $59 million at September 30, 2002. The PPA liability is expected to be depleted in late 2004. For further discussion on the impact of the frozen PSCR, see "Electric Rate Matters" in this Note.

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

                                                        Consumers Energy Company

Under Michigan's electric restructuring law, Consumers will return to unfrozen rates for large industrial customers beginning January 1, 2004, including the resumption of the PSCR process. Under the process, Consumers will recover from customers capacity and fixed energy charges on the basis of availability, to the extent that availability does not exceed 88.7 percent availability established in previous MPSC orders. Recovery of capacity and fixed energy charges will be subject to certain rate caps as discussed in Note 2, Uncertainties, "Electric Rate Matters - Electric Restructuring." For capacity and energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, Consumers would expect to claim a regulatory out under the PPA. The regulatory out provision relieves Consumers of the obligation to pay more for capacity and energy payments than the MPSC allows Consumers to collect from its customers. Consumers estimates that 51 percent of the actual cash underrecoveries for the years 2003 and 2004 will be charged to the PPA liability, with the remaining portion charged to operating expense as a result of Consumers' 49 percent ownership in the MCV Partnership. All cash underrecoveries will be expensed directly to income once the PPA liability is depleted. If the MCV Facility's generating availability remains at the maximum
98.5 percent level, Consumers' cash underrecoveries associated with the PPA could be as follows:

                                                                                   In Millions
----------------------------------------------------------------------------------------------
                                                              2003   2004   2005  2006    2007
----------------------------------------------------------------------------------------------
Estimated cash underrecoveries at 98.5% (a)                   $ 57   $ 56   $ 56  $ 55    $ 39

Amount to be charged to operating expense                     $ 28   $ 27   $ 56  $ 55    $ 39
Amount to be charged to PPA liability                         $ 29   $ 29   $  -  $  -    $  -
==============================================================================================

(a) For the nine months ended September 30, 2003, Consumers' cash underrecoveries associated with the PPA were $43 million.

As previously noted, until September 2007, the PPA and settlement require Consumers to pay capacity costs based on the MCV Facility's actual availability up to the 98.5 percent cap. After September 2007, Consumers expects to exercise the "regulatory out" clause in the PPA, limiting its capacity payments to the MCV Partnership to the amount collected from its customers. Depending on the MPSC's future actions with respect to the capacity payments recoverable from its customers subsequent to September 2007, the earnings of the MCV Partnership and the value of Consumers' equity interest in the MCV Partnership, may be affected negatively.

Further, under the PPA, energy payments to the MCV Partnership are based on the cost of coal burned at Consumers' coal plants and costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with Consumers' coal plants. However, the MCV Partnership's costs of producing electricity are tied, in large part, to the cost of natural gas. Because natural gas prices have increased substantially in recent years, while energy charge payments to the MCV Partnership have not, the MCV Partnership's financial performance has been impacted negatively.

As of January 1, 2004, Consumers intends to return to forced (uneconomic) dispatch of the MCV Facility in order to maximize recovery of its capacity payments. As such, if the spread between MCV Facility's variable electricity production costs and its energy payment revenues stays constant or widens, the negative impacts on MCV Partnership's financial performance, and on the value of Consumers' equity interest in the MCV Partnership, will be worse.

Consumers cannot estimate, at this time, the impact of these issues on its future earnings or cash flow from its interest in the MCV Partnership. The forward price of natural gas for the next 22 years and the MPSC decision in 2007 or later related to Consumers' recovery of capacity payments are the two most significant variables in

                                                        Consumers Energy Company

the analysis of MCV Partnership's future financial performance. Natural gas prices have historically been volatile and presently there is no consensus in the marketplace on the price or range of prices of natural gas beyond the next five years. Further, it is not presently possible for Consumers to predict the actions of the MPSC in 2007 or later. For these reasons, at this time Consumers cannot predict the impact of these issues on its future earnings, cash flows, or on the value of its $404 million equity interest in the MCV Partnership.

Consumers is exploring possible alternatives for utilizing the MCV Facility without increasing costs to customers. Any changes regarding the recovery of MCV capacity costs would require MPSC approval. Consumers cannot predict the outcome of this matter.

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

NUCLEAR MATTERS: Significant progress continues to be made in the decommissioning of Big Rock. Following the successful loading of spent fuel into dry storage (see below under "Spent Nuclear Fuel Storage"), the spent fuel storage racks were removed and disposed of and the spent fuel pool cleaned and drained. The reactor vessel closure head was shipped for disposal in May 2003 and in August 2003, the reactor vessel was moved from the plant and sealed into a specially designed shipping container. In October 2003, the shipping container was transported to the licensed disposal facility in Barnwell, South Carolina. The License Termination Plan was submitted to the NRC staff for review in April 2003. System dismantlement and building demolition continue on a schedule to return the 560-acre site to a natural setting for unrestricted use in early 2006. The NRC and Michigan Department of Environmental Quality continue to find that all decommissioning activities at Big Rock are being performed in accordance with applicable regulatory and license requirements.

In July 2003, the NRC completed its mid-cycle plant performance assessment of Palisades. The mid-cycle review for Palisades covered the period from January 1, 2003 through the end of July 2003. The NRC determined that Palisades was operated in a manner that preserved public health and safety and fully met all cornerstone objectives. Based on the plant's performance, only regularly scheduled inspections are planned through September 2004.

Spent Nuclear Fuel Storage: During the fourth quarter of 2002, equipment fabrication, assembly and testing was completed at Big Rock on NRC-approved transportable steel and concrete canisters or vaults, commonly known as "dry casks." Spent fuel was then loaded into the dry casks from the fuel pool and transported to the temporary onsite storage pad. A total of seven dry casks have been loaded with spent fuel. An additional eighth cask, containing high-level radioactive waste material, was also loaded. This radioactive material was made up of reactor vessel components that could not be shipped or stored with the reactor vessel. These transportable dry casks will remain onsite until the DOE moves the material to a national fuel repository.

At Palisades, the amount of spent nuclear fuel discharged from the reactor to date exceeds Palisades' temporary onsite storage pool capacity. Consequently, Consumers is using dry casks for temporary onsite storage. As of September 30, 2003, Consumers had loaded 18 dry casks with spent nuclear fuel at Palisades. Palisades will

                                                        Consumers Energy Company

need to load additional dry casks by the fall of 2004 in order to continue operation. Palisades currently has three empty storage-only dry casks onsite, with storage pad capacity for up to seven additional loaded dry casks. Consumers anticipates that licensed transportable dry casks for additional storage, along with more storage pad capacity, will be available prior to 2004.

As of September 30, 2003, Consumers has a recorded liability to the DOE of $139 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered through electric rates the amount of this liability, excluding a portion of the interest.

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

Palisades Plant Operations: In March 2002, corrosion problems were discovered in the reactor head at an unaffiliated nuclear power plant in Ohio. As a result, the NRC requested that all United States nuclear plants utilizing pressurized water reactors provide reports detailing their reactor head inspection histories, design capabilities and future inspection plans. In response to the issues identified at this and other nuclear plants worldwide, a bare metal visual inspection was completed on the Palisades reactor vessel head during the spring 2003 refueling outage. No indication of leakage was detected on any of the 54 penetrations of the reactor head. Consumers will continue to comply with the more aggressive reactor head inspection requirements in future

                                                        Consumers Energy Company

planned outages at Palisades.

Insurance: Consumers maintains primary and excess nuclear property insurance from NEIL, totaling $2.750 billion in recoverable limits for the Palisades nuclear plant. Consumers also procures coverage from NEIL that would partially cover the cost of replacement power during certain prolonged accidental outages at Palisades. NEIL's policies include coverage for acts of terrorism.

Consumers retains the risk of loss to the extent of the insurance deductibles and to the extent that its loss exceeds its policy limits. Because NEIL is a mutual insurance company, Consumers could be subject to assessments from NEIL up to $26 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at its, or any other member's, nuclear facility.

Consumers maintains nuclear liability insurance for injuries and off-site property damage resulting from the nuclear hazard at Palisades for up to approximately $10.862 billion, the maximum insurance liability limits established by the Price-Anderson Act. Congress enacted the Price-Anderson Act to provide financial protection for persons who may be liable for a nuclear accident or incident and persons who may be injured by a nuclear incident. The Price-Anderson Act was extended to December 31, 2003. Part of the Price-Anderson Act's financial protection consists of a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any of such facilities. The maximum assessment against Consumers could be $101 million per occurrence, limited to maximum annual installment payments of $10 million. Consumers also maintains insurance under a master worker program that covers tort claims for bodily injury to workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, Consumers remains responsible for a maximum assessment of up to $6 million. The Big Rock plant remains insured for nuclear liability by a combination of insurance and United States government indemnity totaling $544 million.

Insurance policy terms, limits and conditions are subject to change during the year as Consumers renews its policies.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: Under the Michigan Natural Resources and Environmental Protection Act, Consumers expects that it will ultimately incur investigation and remedial action costs at a number of sites. These include 23 former manufactured gas plant facilities, which were operated by Consumers for some part of their operating lives, including sites in which it has a partial or no current ownership interest. Consumers has completed initial investigations at the 23 sites. For sites where Consumers has received site-wide study plan approvals, it will continue to implement these plans. It will also work toward resolution of environmental issues at sites as studies are completed. Consumers has estimated its costs related to investigation and remedial action for all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. A revised cost estimate, completed in September 2003, estimated remaining costs to be between $37 million and $90 million. The range reflects multiple alternatives with various assumptions for resolving the environmental issues at each site. The estimates are based on discounted 2003 costs using a discount rate of three percent. The discount rate represents a ten-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. Consumers expects to fund a significant portion of these costs through insurance proceeds and through MPSC approved rates charged to its customers. As of September 30, 2003, Consumers has an accrued liability of $47 million, net of $35 million of expenditures incurred to date, and a regulatory asset of $68 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect Consumers' estimate of remedial action costs.

                                                        Consumers Energy Company

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

GAS RATE MATTERS

GAS COST RECOVERY: As part of the on-going GCR process, which includes an annual reconciliation case with the MPSC, Consumers expects to recover all of its gas costs. In June 2003, Consumers filed a reconciliation of GCR costs and revenues for the 12-months ended March 2003. Consumers proposes to recover from its customers a net under-recovery of approximately $6 million using a roll-in methodology. The roll-in methodology incorporates the under-recovery in the GCR factor charged in the next GCR year. The roll-in tariff provision was approved by the MPSC in a November 2002 order.

In July 2003, the MPSC approved a settlement agreement authorizing Consumers to increase its gas cost recovery factor for the remainder of the current GCR plan year (August 2003 through March 2004) and to implement a quarterly ceiling price adjustment mechanism, based on a formula that tracks changes in NYMEX natural gas prices. Consistent with the terms of the settlement, the ceiling price is $6.11 per mcf. However, Consumers will utilize a GCR factor of $5.41 per mcf commencing in November 2003 bills. All recoveries pursuant to such factors are subject to final reconciliation by the MPSC.

2003 GAS RATE CASE: In March 2003, Consumers filed an application with the MPSC seeking a $156 million increase in its gas delivery and transportation rates, which included a 13.5 percent return on equity, based on a 2004 test year. Contemporaneously with this filing, Consumers requested interim rate relief in the same amount. In August 2003, the MPSC Staff recommended interim rate relief of $80 million be granted in this proceeding, subject to Consumers voluntarily agreeing to limit its dividends to its parent, CMS Energy, to a maximum of $190 million in any calendar year.

In September 2003, Consumers filed an update to its gas rate case that lowered the requested revenue increase from $156 million to $139 million and revised the return on common equity from 13.5 percent to 12.75 percent. The majority of the reduction is related to lower debt costs and changes in the projected capital structure. The MPSC Staff and ABATE filed their cases in early October. The Staff made no change to its interim position of $80 million and continued to propose the same dividend limitation. ABATE did not make a specific recommendation for a final rate increase, but did discuss the rate design used to recover any rate increase granted. A proposal for decision is expected from the administrative law judge in January 2004.

OTHER UNCERTAINTIES

SECURITY COSTS: Since the September 11, 2001 terrorist attacks in the United States, Consumers has increased security at all critical facilities and over its critical infrastructure, and will continue to evaluate security on an ongoing basis. Consumers may be required to comply with federal and state regulatory security measures promulgated in the future. Through September 30, 2003, Consumers has incurred approximately $7 million in incremental security costs, including operating, capital, and decommissioning and removal costs, mainly relating to its nuclear facilities. Consumers estimates it may incur additional incremental security costs for the last three months of 2003 of approximately $3 million, of which $2 million relates to nuclear security costs. Consumers will attempt to seek recovery of these costs from its customers. In December 2002, the Michigan legislature passed, and the governor signed, a bill that would allow Consumers to seek recovery of additional nuclear electric division security costs incurred during the rate freeze and cap periods imposed by the Customer

                                                        Consumers Energy Company

Choice Act. In February 2003, the MPSC adopted filing requirements for the recovery of enhanced security costs.

DERIVATIVE ACTIVITIES: Consumers may use a variety of contracts to protect against commodity price and interest rate risk. Some of these contracts may be subject to derivative accounting, which requires that the value of the contracts be adjusted to fair value through earnings or equity depending upon certain criteria. Such adjustments to fair value could cause earnings volatility. For further information about derivative activities, see Note 4, Financial and Derivative Instruments.

OTHER: In addition to the matters disclosed in this note, Consumers and certain of its subsidiaries are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing and other matters.

Consumers has accrued estimated losses for certain contingencies discussed in this note. Resolution of these contingencies is not expected to have a material adverse impact on Consumers' financial position, liquidity, or results of operations.

3: FINANCINGS AND CAPITALIZATION

REGULATORY AUTHORIZATION FOR FINANCINGS: At September 30, 2003, Consumers had FERC authorization, through June 2004, to issue or guarantee up to $1.1 billion of short-term securities outstanding at any one time. As of September 30, 2003, Consumers had $400 million outstanding as collateral for the revolving credit facility (discussed below) and had an additional $700 million available for future issuances of short-term securities. At September 30, 2003, Consumers also had remaining FERC authorization, through June 2004, to issue up to $800 million of long-term securities for refinancing or refunding purposes, $560.3 million of long-term securities for general corporate purposes, and $2.06 billion of long-term first mortgage bonds to be issued solely as collateral for other long-term securities. Also, FERC has granted waivers of its competitive bid/negotiated placement requirements applicable to the long-term securities authorization indicated above.

SHORT-TERM FINANCINGS: In March 2003, Consumers obtained a replacement revolving credit facility in the amount of $250 million secured by first mortgage bonds. In September 2003, this facility was amended and restated as a $400 million revolving credit facility. The interest rate of the facility was reduced from LIBOR plus 350 to LIBOR plus 175 basis points. The new credit facility matures in March 2004 with two annual extensions at Consumers' option, which would extend the maturity to March 2006. At September 30, 2003, all of the $400 million is available for general corporate purposes. At September 30, 2003, a total of $4 million was outstanding on all short-term financings at a weighted average interest rate of 2.79 percent, compared with $235 million outstanding at September 30, 2002 at a weighted average interest rate of 3.7 percent.

                                                        Consumers Energy Company

LONG-TERM DEBT:

The following is a summary of Consumers' Long-Term Debt as of September 30, 2003 and December 31, 2002:

                                                                                                In Millions
-----------------------------------------------------------------------------------------------------------
                                                                             September 30       December 31
                                              Interest Rate (%)   Maturity       2003              2002
-----------------------------------------------------------------------------------------------------------
   Senior Notes                                  6.000              2005        $   300           $  300
                                                 6.250              2006            332              332
                                                 6.375              2008            159              159
                                                 6.200(a)           2008              -              250
                                                 6.875              2018            180              180
                                                 6.500(b)           2018            141              141
                                                 6.500(c)           2028            142              142
                                                                                ---------------------------
                                                                                  1,254            1,504
                                                                                ---------------------------

   Securitization Bonds                          5.075(d)         2005-2015         434              453
   First Mortgage Bonds                          5.240(d)         2008-2023       1,482              208
   Long-Term Bank Debt                          Floating            2009            140              328
   Nuclear Fuel Disposal Liability                                   (e)            139              138
   Pollution Control Revenue Bonds              Various           2010-2018         126              126
   Other                                                                              6                8
                                                                                ---------------------------
                                                                                  2,327            1,261
                                                                                ---------------------------

Principal Amount Outstanding                                                      3,581            2,765
Current Amounts                                                                     (28)            (305)
Net Unamortized Discount                                                            (22)             (18)
                                                                                ---------------------------
Total Long-Term Debt                                                            $ 3,531           $2,442
===========================================================================================================

(a) These notes were subject to a call option by the callholder or a mandatory put on May 1, 2003.

(b) Senior remarketed notes subject to optional redemption by Consumers after June 15, 2005.

(c) Callable at par on or after October 1, 2003.

(d) Represents the weighted average interest rate at September 30, 2003.

(e) Maturity date uncertain.

FIRST MORTGAGE BONDS: In April 2003, Consumers sold $625 million principal amount of first mortgage bonds in a private offering to institutional investors; $250 million were issued at an interest rate of 4.25 percent, maturing in April 2008, and net proceeds were approximately $248 million; $375 million were issued at an interest rate 5.375 percent, maturing in April 2013, and net proceeds were approximately $371 million. Consumers used the net proceeds to replace a $250 million senior reset put bond that matured in May 2003, to pay an associated $32 million option call payment, and for general corporate purposes that included paying down additional debt. The $32 million option call payment was deferred and is being amortized to interest expense over the term of the replacement debt in accordance with SFAS No. 71. Consumers agreed to file a registration statement with the SEC by December 26, 2003 to permit holders of the first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

                                                        Consumers Energy Company

In May 2003, Consumers sold $250 million principal amount of first mortgage bonds in a private offering to institutional investors; the bonds were issued at an interest rate of 4.00 percent, maturing May 2010, and net proceeds were approximately $247 million. Consumers used the net proceeds to pay down existing debt. Consumers agreed to file a registration statement with the SEC by December 26, 2003 to permit holders of the first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

In August 2003, Consumers sold $400 million principal amount of first mortgage bonds in a private offering to institutional investors; $200 million were issued at an interest rate of 4.80 percent, maturing in February 2009, and net proceeds were approximately $198 million and $200 million were issued at an interest rate of 6.00 percent, maturing in February 2014, and net proceeds were approximately $198 million. Consumers used the net proceeds to pay down existing debt and for general corporate purposes. Consumers agreed to file a registration statement with the SEC by April 14, 2004 to permit holders of the first mortgage bonds to exchange the bonds for new bonds that will be registered under the Securities Act of 1933.

SENIOR NOTES: In March 2003, Consumers entered into a $140 million term loan secured by first mortgage bonds with a private investor bank. This loan has a term of six years at a cost of LIBOR plus 475 basis points. Proceeds from this loan were used for general corporate purposes.

In March 2003, Consumers entered into a $150 million term loan secured by first mortgage bonds. This term loan had a three-year maturity expiring in March 2006. This term loan was paid in full with the proceeds of first mortgage bonds issued in August 2003.

COMPANY-OBLIGATED PREFERRED SECURITIES: Consumers has wholly-owned statutory business trusts that are consolidated within its financial statements. Consumers created these trusts for the sole purpose of issuing trust preferred securities. In each case, the primary asset of the trust is a note or debenture of Consumers. The terms of the trust preferred security parallel the terms of the related Consumers' note or debenture. The terms, rights and obligations of the trust preferred security and related note or debenture are also defined in the related indenture through which the note or debenture was issued, Consumers' guarantee of the related trust preferred security and the declaration of trust for the particular trust. All of these documents together with their related note or debenture and trust preferred security constitute a full and unconditional guarantee by Consumers of the trust's obligations under the trust preferred security. In addition to the similar provisions previously discussed, specific terms of the securities follow. For further information, see Note 5, Implementation of New Accounting Standards.

                                                                                           In Millions
------------------------------------------------------------------------------------------------------
                                                                 Amount                     Earliest
Trust and Securities                                Rate      Outstanding     Maturity     Redemption
------------------------------------------------------------------------------------------------------
September 30                                                 2003    2002
------------------------------------------------------------------------------------------------------
Consumers Power Company Financing I,
  Trust Originated Preferred Securities (a)         8.36%    $  70   $ 70       2015           2000
Consumers Energy Company Financing II,
  Trust Originated Preferred Securities (a)         8.20%      120    120       2027           2002
Consumers Energy Company Financing III,
  Trust Originated Preferred Securities (b)         9.25%      175    175       2029           2004
Consumers Energy Company Financing IV,
  Trust Preferred Securities (c)                    9.00%      125    125       2031           2006
                                                             ------------
Total Amount Outstanding                                     $ 490   $490
======================================================================================================

                                                        Consumers Energy Company

(a) Consumers can currently redeem these securities at par value.

(b) Consumers cannot redeem these securities until 2004. If Consumers were to redeem these securities as of September 30, 2003, they would be required to pay market value, which is approximately $180 million.

(c) Consumers cannot redeem these securities until 2006. If Consumers were to redeem these securities, as of September 30, 2003, they would be required to pay market value, which is approximately $128 million.

REQUIRED RATIOS: The revolving credit facility has contractual restrictions that require Consumers to maintain, as of the last day of each fiscal quarter, the following:

                                                              Limitation                 Ratio at September 30, 2003
====================================================================================================================
Debt to Capital Ratio (a)(b)                        Not more than 0.65 to 1.00                   0.58 to 1.00
Interest Coverage Ratio - Revolver (a)              Not less than 2.00 to 1.00                   3.34 to 1.00
====================================================================================================================

(a) Violation of this ratio would constitute an event of default under the facility that provides the lender, among other remedies, the right to declare the principal and interest immediately due and payable.

(b) The terms of the credit facility provide for the exclusion of securitization bonds in the calculation of the debt to capital ratio.

Consumers is subject to covenants in its financing agreements that could limit its ability to incur additional indebtedness. Consumers has agreed in several of its financing agreements to maintain specified levels of cash coverage of its interest requirements and to not allow its indebtedness to exceed specified levels of its consolidated capitalization (the "Debt Percentage Tests"). Consumers is in compliance with these requirements as of the most recent measurement date, September 30, 2003. These covenants make use of both generally accepted accounting principles and defined contractual terms in specifying how the relevant calculations are made. Consumers sought and received amendments to certain of its relevant financing agreements to modify the terms of the Debt Percentage Tests in order to, among other things, remove the effect of the adoption of SFAS No. 150, portions of which have now been deferred indefinitely, regarding Trust Preferred Securities on the calculations.

OTHER: Under a revolving accounts receivable sales program, Consumers currently sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity, Consumers Receivables Funding II. In turn, Consumers Receivables Funding II may sell an undivided interest in up to $325 million of the receivables to a bank-sponsored commercial paper conduit. The amount sold to the conduit was $254 million at September 30, 2003 and $325 million at September 30, 2002. These amounts are excluded from accounts receivable in Consumers' consolidated balance sheets. Consumers continues to service the receivables sold, however, the purchaser of the receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the receivables sold and Consumers retains no interest in the receivables sold.

                                                        Consumers Energy Company

Certain cash flows received from and paid to Consumers under its accounts receivable sales program are shown below:

                                                                                       In Millions
--------------------------------------------------------------------------------------------------
                                                             Three Months Ended  Nine Months Ended
September 30                                                  2003        2002    2003       2002
--------------------------------------------------------------------------------------------------
Proceeds from sales (remittance of collections)
     under the program                                       $ 204        $ 14   $  (71)    $   (9)
Collections reinvested under the program                       920         918    3,379      3,141
==================================================================================================

DIVIDEND RESTRICTIONS: Under the provisions of its articles of incorporation, Consumers had $412 million of unrestricted retained earnings available to pay common dividends at September 30, 2003. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. Through September 30, 2003, Consumers paid $162 million in common dividends. In October 2003, Consumers declared a $57 million common dividend payable in November 2003.

For information on the potential cap on common dividends payable included in the MPSC Securitization order see Note 2, Uncertainties, Electric Rate Matters, "Securitization." Also, for information on the potential cap on common dividends payable included in the MPSC Staff's recommendation in Consumers' gas rate case see Note 2, Uncertainties, "Gas Rate Matters - 2003 Gas Rate Case."

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

Following is a general description of Consumers' guarantees as required by this
Interpretation:

September 30, 2003                                                                                In Millions
-------------------------------------------------------------------------------------------------------------
                                                             Expiration    Maximum    Carrying     Recourse
Guarantee Description                           Issue Date      Date     Obligation    Amount    Provision(a)
-------------------------------------------------------------------------------------------------------------
Standby letters of credit                         Various     Various      $   7       $   -        $   -
Surety bonds                                      Various     Various          8           -            -
Nuclear insurance retrospective premiums          Various     Various        133           -            -
=============================================================================================================

(a) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

                                                        Consumers Energy Company

Following is additional information regarding Consumers' guarantees:

September 30, 2003
------------------------------------------------------------------------------------------------------------------
                                                                                      Events That Would Require
    Guarantee Description                       How Guarantee Arose                          Performance
------------------------------------------------------------------------------------------------------------------
Standby letters of credit              Normal operations of coal power plants     Noncompliance with environmental
                                                                                  regulations
                                       Self-insurance requirement                 Nonperformance
Surety bonds                           Normal operating activity,  permits and    Nonperformance
                                       license
Nuclear insurance retrospective        Normal operations of nuclear plants        Call by NEIL and Price Anderson
premiums                                                                          Act for nuclear incident
==================================================================================================================

4: FINANCIAL AND DERIVATIVE INSTRUMENTS

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments and current liabilities approximate their fair values due to their short-term nature. Consumers estimates the fair values of long-term investments based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques. The carrying amounts of all long-term financial instruments, except as shown below, approximate fair value. For held-to-maturity securities and related-party financial instruments, see Note 1.

                                                                                                               In Millions
--------------------------------------------------------------------------------------------------------------------------
September 30                                                    2003                                 2002
--------------------------------------------------------------------------------------------------------------------------
                                                       Cost        Fair    Unrealized      Cost       Fair      Unrealized
                                                                  Value    Gain (Loss)                Value     Gain (Loss)
--------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                    $3,531     $3,633    $    (102)     $2,701     $2,694       $    7
Trust Preferred Securities                               490        497           (7)        490        439           51
Preferred Stock                                           44         33           11          44         23           21
Available for sale securities:
Common stock of CMS Energy (b)                            10         17            7          35         19          (16)
SERP                                                      17         20            3          18         19            1
Nuclear decommissioning investments (c)                  450        553          103         464        530           66
==========================================================================================================================

(a) Settlement of long-term debt is generally not expected until maturity.

(b) Consumers recognized a $12 million loss on this investment in 2002 and an additional $12 million loss in the first quarter of 2003 because the loss was other than temporary, as the fair value was below the cost basis for a period greater than six months. As of September 30, 2003, Consumers held 2.4 million shares of CMS Energy Common Stock.

(c) On January 1, 2003, Consumers adopted SFAS No. 143 and began classifying its unrealized gains and losses on nuclear decommissioning investments as regulatory liabilities. Consumers previously classified these investments in accumulated depreciation.

                                                        Consumers Energy Company

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

Consumers may use various contracts, including swaps, options, and forward contracts to manage its risks associated with the variability in expected future cash flows attributable to fluctuations in interest rates and commodity prices. When management uses these instruments, it intends that an opposite movement in the value of the at-risk item would offset any losses incurred on the contracts. Consumers enters into all risk management contracts for purposes other than trading.

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

In order for derivative instruments to qualify for hedge accounting under SFAS No. 133, the hedging relationship must be formally documented at inception and be highly effective in achieving offsetting cash flows or offsetting changes in fair value attributable to the risk being hedged. If hedging a forecasted transaction, the forecasted transaction must be probable. If a derivative instrument, used as a cash flow hedge, is terminated early because it is probable that a forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative instrument, used as a cash flow hedge, is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the forecasted transaction affects earnings. Consumers uses a combination of quoted market prices and mathematical valuation models to determine fair value of those contracts requiring derivative accounting. The ineffective portion, if any, of all hedges is recognized in earnings.

The majority of Consumers' contracts are not subject to derivative accounting because they qualify for the normal purchases and sales exception of SFAS No.
133. Derivative accounting is required, however, for certain contracts used to limit Consumers' exposure to electricity and gas commodity price risk and interest rate risk.

                                                        Consumers Energy Company

The following table reflects the fair value of contracts requiring derivative accounting:

                                                                              In Millions
-----------------------------------------------------------------------------------------
September 30                                                   2003                 2002
-----------------------------------------------------------------------------------------
                                                               Fair                  Fair
Derivative Instruments                                Cost    Value       Cost      Value
-----------------------------------------------------------------------------------------
Electric - related contracts                          $  -    $   -       $  8      $   1
Gas contracts                                            3        -          -          1
Interest rate risk contracts                             -        -          -         (2)
Derivative contracts associated with Consumers'
  equity investment in the MCV Partnership               -       10          -          7
=========================================================================================

The fair value of all derivative contracts, except the fair value of derivative contracts associated with Consumers' equity investment in the MCV Partnership, is included in either Other Assets or Other Liabilities on the Balance Sheet. The fair value of derivative contracts associated with Consumers' equity investment in the MCV Partnership is included in Investments - Midland Cogeneration Venture Limited Partnership on the Balance Sheet. Effective April 1, 2002, the MCV Partnership changed its accounting for derivatives, see Note 2, Uncertainties, Other Electric Uncertainties, The Midland Cogeneration Venture.

ELECTRIC CONTRACTS: Consumers' electric business uses purchased electric call option contracts to meet, in part, its regulatory obligation to serve. This obligation requires Consumers to provide a physical supply of electricity to customers, to manage electric costs and to ensure a reliable source of capacity during peak demand periods. As of September 30, 2003, Consumers did not have any unexpired purchased electric call option contracts subject to derivative accounting. All remaining purchased electric call option contracts subject to derivative accounting as of June 2003, expired in the third quarter of 2003. As of September 30, 2002, Consumers recorded on the balance sheet all of its unexpired purchased electric call option contracts subject to derivative accounting at a fair value of $1 million.

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

Consumers' electric business also uses gas option and swap contracts to protect against price risk due to the fluctuations in the market price of gas used as fuel for generation of electricity. These contracts are financial contracts that are used to offset increases in the price of potential gas purchases. These contracts do not qualify for hedge accounting. Therefore, Consumers records any change in the fair value of these contracts directly in earnings as part of power supply costs. As of September 30, 2003, gas fuel for generation call option contracts entered into in the second quarter of 2003 had expired. As of September 30, 2002, gas fuel for generation swap contracts had a fair value of less than $1 million. These contracts expired in December 2002.

For the three months ended September 30, 2003, Consumers recorded an unrealized loss in accumulated other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership of $5 million, net of tax. For the nine months ended September 30, 2003, Consumers recorded an unrealized gain in accumulated other comprehensive income related to its proportionate share of the effects of derivative accounting related to its equity investment in the MCV Partnership of $8 million, net of tax. As of September 30, 2003, the cumulative total of unrealized gains recorded in other accumulated comprehensive income related to Consumers' proportionate share of the effects

                                                        Consumers Energy Company

of derivative accounting related to its equity investment in the MCV Partnership is $6 million, net of tax. Consumers expects to reclassify this gain, if this value remains, as an increase to earnings from equity method investees during the next 12 months.

GAS CONTRACTS: Consumers' gas business uses fixed price gas supply contracts, and fixed price weather-based gas supply call options and fixed price gas supply call and put options, and other types of contracts, to meet its regulatory obligation to provide gas to its customers at a reasonable and prudent cost. As of September 30, 2003, weather-based gas call options and gas call and put options requiring derivative accounting had a net fair value that was less than $1 million. The original cost of the options was a net $3 million. Consumers recorded an unrealized loss of $3 million associated with these options directly in earnings as part of other income, and then directly offset this loss and recorded it on the balance sheet as a regulatory asset. Any subsequent changes in fair value will be recorded in a similar manner.

As of September 30, 2002, Consumers' gas supply contracts and weather-based gas call options and gas put options requiring derivative accounting had a fair value of $1 million, representing a fair value gain on the contracts since the date of inception. Changes in fair value were recorded in a similar manner as stated above for weather-based gas call options and gas call and put options.

INTEREST RATE RISK CONTRACTS: Consumers uses interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt. These interest rate swaps are designated as cash flow hedges. As such, Consumers records any change in the fair value of these contracts in accumulated other comprehensive income unless the swaps are sold. As of September 30, 2003, Consumers did not have any interest rate swaps outstanding. As of September 30, 2002, Consumers had entered into a swap to fix the interest rate on $75 million of variable-rate debt. This swap expired in June 2003. As of September 30, 2002, this interest rate swap had a negative fair value of $2 million.

Consumers was able to apply the shortcut method to all interest rate hedges; therefore, there was no ineffectiveness associated with these hedges.

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

                                                        Consumers Energy Company

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

September 30, 2003                                                                                       In Millions
--------------------------------------------------------------------------------------------------------------------
                                                In Service                                                     Trust
ARO Description                                    Date                 Long Lived Assets                      Fund
--------------------------------------------------------------------------------------------------------------------
Palisades - decommission plant site                 1972          Palisades nuclear plant                      $ 462
Big Rock - decommission plant site                  1962          Big Rock nuclear plant                          90
JHCampbell intake/discharge water line              1980          Plant intake/discharge water line
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

September 30, 2003                                                                                       In Millions
--------------------------------------------------------------------------------------------------------------------
                                    Pro forma           ARO Liability                                         ARO
                                  ARO liability  ---------------------------                 Cash flow     liability
ARO                                   1/1/02     1/1/03   Incurred   Settled    Accretion    Revisions      9/30/03
---------------------------------------------------------------------------------------------------------------------
Palisades - decommission               $ 232     $  249   $      -   $     -      $  14         $   -        $ 263
Big Rock - decommission                   94         61          -       (28)        10             -           43
JHCampbell intake line                     -          -          -         -          -             -            -
Coal ash disposal areas                   46         51          -        (2)         4             -           53
Wells at gas storage fields                2          2          -         -          -             -            2
Indoor gas services relocations            1          1          -         -          -             -            1
                                       ---------------------------------------------------------------------------

Total                                  $ 375     $  364   $      -   $   (30)     $  28         $   -        $ 362
==================================================================================================================

SFAS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: Issued by the FASB in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. Implementation of this statement has not had an impact on Consumers' Consolidated Financial Statements.

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

Consumers has four trust preferred securities outstanding as of September 30, 2003. The trust preferred securities are issued by consolidated subsidiaries of Consumers. Each trust holds a subordinated debenture from Consumers. The terms of the debentures are identical to those of the trust preferred securities, except that the debenture has an explicit maturity date. The trust documents, in turn, require that the trust be liquidated upon the repayment of the debenture. The trust preferred securities are redeemable upon the liquidation of the subsidiary; and therefore, are considered equity in the financial statements of the subsidiary.

At their October 29, 2003 Board meeting, the FASB deferred the implementation of the portion of SFAS No. 150 relating to mandatorily redeemable noncontrolling interests in subsidiaries when the noncontrolling interests are classified as equity in the financial statements of the subsidiary. Consumers' trust preferred securities are included under the deferral. As such, the Consumers trust preferred securities continue to be accounted for under existing accounting guidance and are included in mezzanine equity. Consumers continues to study the FASB developments regarding the SFAS No. 150 deferral.

EITF ISSUE NO. 01-08, DETERMINING WHETHER AN ARRANGEMENT CONTAINS A LEASE: In May 2003, the EITF reached consensus in EITF Issue No. 01-08 to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, Accounting for Leases.

Historically, Consumers has entered into power purchase and similar service arrangements. Prospective accounting under EITF Issue No. 01-08, could affect the timing and classification of revenue and expense recognition. Certain product sales and services revenue and expenses may be required to be reported as rental or leasing income and/or expenses. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning July 1, 2003. The adoption of EITF Issue No. 01-08 has not impacted Consumers' results of operations, cash flows, or financial position. Consumers will evaluate new or modified contracts under EITF Issue No. 01-08 prospectively.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Issued by the FASB in January 2003, FIN 46 requires the primary beneficiary of a variable interest entity's activities to consolidate the variable interest entity. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity's activities. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. Consumers has not created any variable interest entities in 2003. Therefore, this portion of the interpretation has no impact on its consolidated financial statements. Public companies, whose fiscal year is a calendar year, were originally required to implement the guidance in this interpretation by the third quarter of 2003. However, on October 9, 2003, the FASB issued FASB Staff Position No. 46-6, Effective Date of FASB Interpretation No. 46, which defers implementation of FIN 46 until the fourth quarter of 2003 for variable interest entities and potential variable interest entities created before February 1, 2003.

If the completed analysis were to require Consumers to disclose information about or consolidate in its financial statements, the assets, liabilities and activities of the MCV Partnership and the First Midland Limited

                                                        Consumers Energy Company

Partnership, including the recognition of the debt of the MCV Partnership on its financial statements, this could impact negatively Consumers' various financial covenants under its financing agreements. As a result, Consumers may have to seek amendments to the relevant financing agreements to modify the terms of certain of these covenants in order to remove the effect of this potential consolidation or refinance the relevant debt. As of September 30, 2003, Consumers' investments in the MCV Partnership and in the FMLP were $404 million and $222 million, respectively. For further description of the nature, purpose, size and activities of the MCV Partnership, see Note 2, Uncertainties, Other Electric Uncertainties, "The Midland Cogeneration Venture." Consumers is continuing to study the implementation of this interpretation and has yet to determine the effects, if any, on its consolidated financial statements.

EITF ISSUE 03-04, ACCOUNTING FOR CASH BALANCE PENSION PLANS: In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. EITF Issue No. 03-04 concluded that certain cash balance plans be accounted for as defined benefit plans under SFAS No. 87, Employers' Accounting for Pensions. EITF No. 03-04 requires the use of the traditional unit credit method for the purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The EITF concluded that the requirements of this Issue be applied as of the next plan measurement date, which is December 31, 2003 for Consumers. Consumers commenced a cash balance pension plan that covers employees hired after June 30, 2003. Consumers does account for this plan as a defined benefit plan under SFAS No. 87. Consumers continues to evaluate the impact, if any, this Issue will have upon adoption.

STATEMENT OF POSITION, ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT, AND EQUIPMENT: At its September 9, 2003 meeting, the Accounting Standards Executive Committee voted to approve the Statement of Position, Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The Statement of Position is expected to be presented for FASB clearance late in the fourth quarter of 2003 and would be applicable for fiscal years beginning after December 15, 2004. The Accounting Standards Executive Committee concluded that at transition, a company would have the flexibility to adopt a property, plant and equipment component accounting policy for transition-date property, plant and equipment accounts. The property, plant and equipment component policy may differ from the componentization policy, if any, previously used by the enterprise. Selecting a policy that differs from the company's prior level of componentization at the date of adoption of the Statement of Position would not result in any cumulative effect difference for adopting such a policy. A company would not have to restate its pre-adoption assets to conform with its post-adoption componentization policy. The Accounting Standards Executive Committee concluded that companies would be required to disclose meaningful ranges with respect to property, plant and equipment depreciable lives. Consumers continues to evaluate the impact, if any, this Issue will have upon adoption.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's Form 10-K/A filed on July 1, 2003 and Consumers' Form 10-K, for the year ended December 31, 2002. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular Note 4 - Uncertainties for CMS Energy and Note 2, Uncertainties for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

DEMAND FOR ACTIONS AGAINST OFFICERS AND DIRECTORS

The Board of Directors of CMS Energy received a demand, on behalf of a shareholder of CMS Energy Common Stock, that it commence civil actions (i) to remedy alleged breaches of fiduciary duties by CMS Energy officers and directors in connection with round-trip trading at CMS MST, and (ii) to recover damages sustained by CMS Energy as a result of alleged insider trades alleged to have been made by certain current and former officers of CMS Energy and its subsidiaries. If the Board elects not to commence such actions, the shareholder has stated that he will initiate a derivative suit, bringing such claims on behalf of CMS Energy. CMS Energy has elected two new members to its Board of Directors who are serving as an independent litigation committee to determine whether it is in the best interest of the company to bring the action demanded by the shareholder. Counsel for the shareholder has agreed to extend the time for CMS Energy to respond to the demand. CMS Energy cannot predict the outcome of this litigation.

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

GAS INDEX PRICE REPORTING LITIGATION

In August 2003, Cornerstone Propane Partners, L.P. ("Cornerstone") filed a putative class action complaint in the United States District Court for the Southern District of New York against CMS Energy and 40 other energy companies. The complaint alleges that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contains two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. Cornerstone has agreed to provide a blanket sixty-day extension of time for all defendants to answer or otherwise respond to the complaint. CMS Energy intends to defend vigorously against this action but cannot predict the outcome of this litigation.

CMS ENERGY AND CONSUMERS

ERISA CLASS ACTION LAWSUITS

CMS Energy is a named defendant, along with Consumers, CMS MST and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employee's Savings and Incentive Plan (the "Plan"). The two cases, filed in July 2002 in the U.S. District Court for the Eastern District of Michigan, were consolidated by the trial judge, and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. These cases will be defended vigorously. CMS Energy and Consumers cannot predict the outcome of this litigation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 6, 2003, CMS Energy issued 136,109 CMS Energy Common Stock warrants to Miller Buckfire Lewis & Co., LLC and 67,891 CMS Energy Common Stock warrants to Dresdner Klienwort Wasserstein, Inc. (herein collectively referred to as the "warrants"). The warrants were issued at a price of $8.25 per share and were granted as partial compensation for general financial advisory and investment banking services provided to CMS Energy. The warrants were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On July 16, 2003, CMS Energy issued, in a private placement to institutional investors pursuant to Rule 144A of the Securities Act of 1933, as amended, $150 million of 3.375 percent convertible senior notes due July 15, 2023 (the "notes"). The notes were initially sold to Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Deutsche Bank Securities Inc., as initial purchasers. CMS Energy received proceeds of $145,500,000 after the initial purchasers' discounts and commissions and offering expenses. The notes are convertible into CMS Energy Common Stock at the option of the holder under certain circumstances. The initial conversion price is $10.671 per share, which translates into 93.7137 shares of CMS Energy Common Stock for each $1,000 principal note converted. CMS Energy has agreed to file a shelf registration statement with the SEC by October 14, 2004 relating to the resale of the notes and the CMS Energy Common Stock issuable upon conversion thereof.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      LIST OF EXHIBITS

(4)(a) 91st Supplemental Indenture, dated as of May 23, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(b) 92nd Supplemental Indenture, dated as of August 26, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(c) 93rd Supplemental Indenture, dated as of September 19, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

(4)(d) Registration Rights Agreement dated as of April 30, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

(4)(e) Registration Rights Agreement dated as of May 23, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

(4)(f) Registration Rights Agreement dated as of August 26, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

(4)(g) Amended and Restated Credit Agreement dated September 19, 2003 among Consumers Energy Company, the Banks, the Agent, the Syndication Agent and the Co-Documentation Agents, all as defined therein

(10)(a) Purchase Agreement dated April 23, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

(10)(b) Purchase Agreement dated May 20, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

(10)(c) Purchase Agreement dated August 19, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

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

(31)(c)        Consumers Energy Company's certification of the CEO pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)        Consumers Energy Company's certification of the CFO pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a) CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b) Consumers Energy Company's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K

CMS ENERGY

During 3rd Quarter 2003, CMS Energy filed a report on Form 8-K on July 11, 2003 (covering matters pursuant to ITEM 5. OTHER EVENTS), and furnished a report on Form 8-K on August 13, 2003 (covering matters pursuant to ITEM 12. RESULTS OF OPERATIONS AND FINANCIAL CONDITION).

CONSUMERS

During 3rd Quarter 2003, Consumers furnished a report on Form 8-K on August 13, 2003 (covering matters pursuant to ITEM 12. RESULTS OF OPERATIONS AND FINANCIAL CONDITION).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

                                                   CMS ENERGY CORPORATION

                                                       (Registrant)

Dated: November 12, 2003                       By: /s/ Thomas J. Webb
                                                   -----------------------------
                                                         Thomas J. Webb
                                                    Executive Vice President and
                                                      Chief Financial Officer

                                                   CONSUMERS ENERGY COMPANY
                                                        (Registrant)

Dated: November 12, 2003                       By: /s/ Thomas J. Webb
                                                   -----------------------------
                                                          Thomas J. Webb
                                                    Executive Vice President and
                                                      Chief Financial Officer

                                      C0-5

                                 EXHIBIT INDEX



Exhibit No.     Description
-----------     -----------

  (4)(a) 91st Supplemental Indenture, dated as of May 23, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

  (4)(b) 92nd Supplemental Indenture, dated as of August 26, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

  (4)(c) 93rd Supplemental Indenture, dated as of September 19, 2003, between Consumers Energy Company and JPMorgan Chase Bank as Trustee

  (4)(d) Registration Rights Agreement dated as of April 30, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

  (4)(e) Registration Rights Agreement dated as of May 23, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

  (4)(f) Registration Rights Agreement dated as of August 26, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

  (4)(g) Amended and Restated Credit Agreement dated September 19, 2003 among Consumers Energy Company, the Banks, the Agent, the Syndication Agent and the Co-Documentation Agents, all as defined therein

  (10)(a) Purchase Agreement dated April 23, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

  (10)(b) Purchase Agreement dated May 20, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

  (10)(c) Purchase Agreement dated August 19, 2003 between Consumers Energy Company and the Initial Purchasers, as defined therein

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