Form 10-K/A
period 2003-12-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2004-07-21
CIK 201533, 811156

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
CMS ENERGY CORPORATION:  Yes X  No [ ]
CONSUMERS ENERGY COMPANY:  Yes [ ]  No X

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

On March 8, 2004, CMS Energy held all voting and non-voting common equity of Consumers.

Documents incorporated by reference: CMS Energy's proxy statement and Consumers' information statement relating to the 2004 annual meeting of shareholders to be held May 28, 2004, is incorporated by reference in Parts II and III, except for the organization and compensation committee report and audit committee report contained therein.

                             CMS Energy Corporation
  Annual Report on Form 10-K/A-1 to the United States Securities and Exchange
                                   Commission
                      For the Year Ended December 31, 2003

                                EXPLANATORY NOTE

     This Form 10-K/A-1 amends CMS Energy's Form 10-K for the year ended December 31, 2003, which was filed with the SEC on March 12, 2004. Pursuant to Regulation S-X, Rule 3-09, this Form 10-K/A-1 includes the financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 for Emirates CMS Power Company, which is a foreign business, that are filed as Exhibit 99(c) to this Form 10-K/A-1. These financial statements were not available at the time of the original filing of CMS Energy's 10-K.

     CMS Energy and Consumers filed a combined Form 10-K for the fiscal year ended December 31, 2003. However, this Form 10-K/A-1 only amends the CMS Energy Form 10-K.

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

                                     CMS-118

                      (This page intentionally left blank)

                                     CMS-119

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CMS Energy Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jorf Lasfar Energy Company S.C.A at December 31, 2003, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Price Waterhouse

Casablanca, Morocco,
February 10, 2004

                                     CMS-121

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Management Committee of Midland Cogeneration Venture Limited Partnership:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Limited Partnership (a Michigan limited partnership) and its subsidiaries (MCV) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the each of the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of MCV for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumers Energy Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                          /s/ ERNST & YOUNG LLP

Detroit, Michigan
February 27, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Management Committee of Midland Cogeneration Venture Limited Partnership:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Limited Partnership (a Michigan limited partnership) and its subsidiaries (MCV) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the each of the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of MCV for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

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
            1-5611        (4)(b)        --      1st dated as of 01/18/96 (1995 Form 10-K)
            1-5611        (4)(a)        --      2nd dated as of 09/04/97 (3rd qtr 1997 Form 10-Q)
            1-9513        (4)(a)        --      3rd 11/04/99 (3rd qtr 1999 Form 10-Q)
(4)(c)      1-5611        (4)(c)        --      Indenture dated as of February 1, 1998 between Consumers
                                                and JPMorgan Chase (formerly "The Chase Manhattan Bank),
                                                as Trustee (1997 Form 10-K)
            1-5611        (4)(a)        --      1st dated as of 05/01/98 (1st Qtr. 1998 Form 10-Q)
            333-58943     (4)(b)        --      2nd dated as of 06/15/98
            1-5611        (4)(a)        --      3rd 10/29/98 (3rd qtr. 1998 Form 10-Q)
4(d)        1-5611        (4)(e)        --      $140 million Term Loan Agreement dated March 26, 2003
                                                between Consumers Energy Company and the Bank/Agent, as
                                                defined therein (1st qtr. 2003 Form 10-Q)
(4)(e)      33-47629      (4)(a)        --      Indenture dated as of September 15, 1992 between CMS
                                                Energy and NBD Bank, as Trustee (Form S-3 filed May 1,
                                                1992)
                                        --      Indentures Supplemental thereto:
            333-37241     (4)(a)        --      4th dated as of 09/26/97 (Form S-3 filed October 6, 1997)

                 PREVIOUSLY FILED
            --------------------------
            WITH FILE      AS EXHIBIT
EXHIBITS      NUMBER         NUMBER             DESCRIPTION
--------    ---------      ----------           -----------
            1-9513        (4)(d)        --      6th dated as of 01/13/98 (1997 Form 10-K)
            1-9513        (4)(d)(i)     --      7th dated as of 01/25/99 (1998 Form 10-K)
            333-48276     (4)           --      10th dated as of 10/12/00 (Form S-3 filed October 19,
                                                2000)
            333-58686     (4)           --      11th dated as of 03/29/01 (Form S-8 filed April 11, 2001)
            333-51932     (4)(a)        --      12th dated as of 07/02/01 (Form POS AM filed August 8,
                                                2001)
4(e)(i)                                 --      13th dated as of 07/16/03
4(e)(ii)                                --      14th dated as of 07/17/03
(4)(f)      1-9513        (4)(b)        --      Indenture between CMS Energy and JPMorgan Chase (formerly
                                                "The Chase Manhattan Bank"), as Trustee, dated as of
                                                January 15, 1994 (Form 8-K dated March 29, 1994)
                                        --      Indentures Supplemental thereto:
            1-9513        (4b)          --      1st dated as of 01/20/94 (Form 8-K dated March 29, 1994)
            1-9513        (4)           --      2nd dated as of 03/19/96 (1st qtr 1996 Form 10-Q)
            1-9513        (4)(a)(iv)    --      3rd dated as of 03/17/97 (Form 8-K dated May 1, 1997)
            333-36115     (4)(d)        --      4th dated as of 09/17/97 (Form S-3 filed September 22,
                                                1997)
            333-63229     (4)(c)        --      5th dated as of 08/26/98 (Form S-4 filed September 10,
                                                1998)
            1-9513        (4)           --      6th dated as of 11/9/00 (3rd qtr 2000 Form 10-Q)
            333-74958     (4)(a)(viii)  --      Form of Seventh Indenture (Form S-3 filed December 12,
                                                2001)
(4)(g)      1-9513        (4a)          --      Indenture dated as of June 1, 1997, between CMS Energy
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
                                                between Alan M. Wright and CMS Energy Corporation (3rd
                                                qtr 2002 Form 10-Q)
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
                                                Midland Funding Corporation I, MCV Partnership and United
                                                States Trust Company of New York, Trustee (3rd qtr 1990
                                                Form 10-Q)
                                                Indenture Supplemental thereto:
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
                                                Earnings to Fixed Charges

                 PREVIOUSLY FILED
            --------------------------
            WITH FILE      AS EXHIBIT
EXHIBITS      NUMBER         NUMBER             DESCRIPTION
--------    ---------      ----------           -----------
(12)(b)                                 --      Statement regarding computation of Consumers' Ratio of
                                                Earnings to Fixed Charges and Preferred Securities
                                                Dividends and Distributions
(16)        1-5611        16.1          --      Letter from Arthur Andersen LLP to the Securities and
                                                Exchange Commission dated April 29, 2002 regarding change
                                                in certifying accountant (Form 8-K filed April 29, 2002)
(21)        1-9513                      --      Subsidiaries of CMS Energy (Form U-3A-2 filed February
                                                27, 2004)
(23)(a)                                 --      Consent of Ernst & Young LLP for CMS Energy
(23)(b)                                 --      Consent of PricewaterhouseCoopers LLP for CMS Energy re:
                                                MCV
(23)(c)                                 --      Consent of Price Waterhouse for CMS Energy re: Jorf
                                                Lasfar
(23)(d)                                 --      Consent of Ernst & Young for CMS Energy re: Emirates CMS
                                                Power Company PJSC
(23)(e)                                 --      Consent of Ernst & Young LLP for Consumers
(23)(f)                                 --      Consent of PricewaterhouseCoopers LLP for Consumers re:
                                                MCV
(24)(a)                                 --      Power of Attorney for CMS Energy
(24)(b)                                 --      Power of Attorney for Consumers
(31)(a)                                 --      CMS Energy's certification of the CEO pursuant to Section
                                                302 of the Sarbanes-Oxley Act of 2002
(31)(b)                                 --      CMS Energy's certification of the CFO pursuant to Section
                                                302 of the Sarbanes-Oxley Act of 2002
(31)(c)                                 --      Consumers' certification of the CEO pursuant to Section
                                                302 of the Sarbanes-Oxley Act of 2002
(31)(d)                                 --      Consumers' certification of the CFO pursuant to Section
                                                302 of the Sarbanes-Oxley Act of 2002
(32)(a)                                 --      CMS Energy's certifications pursuant to Section 906 of
                                                the Sarbanes-Oxley Act of 2002
(32)(b)                                 --      Consumers' certifications pursuant to Section 906 of the
                                                Sarbanes-Oxley Act of 2002
(99)(a)                                 --      Financial Statements for Midland Cogeneration Venture
                                                Limited Partnership for the years ended December 31,
                                                2001, 2002, and 2003
(99)(b)                                 --      Financial Statements for Jorf Lasfar for the years ended
                                                December 31, 2001, 2002, and 2003
(99)(c)                                 --      Financial Statements for Emirates CMS Power Company for
                                                the years ended December 31, 2001, 2002, and 2003
(99)(d)                                 --      Representation regarding SCP Investments (1) PTY. LTD.
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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CMS ENERGY CORPORATION

                                          By:        /s/ THOMAS J. WEBB
                                            ------------------------------------
                                                       Thomas J. Webb
                                                Executive Vice President and
                                                  Chief Financial Officer

Dated: July 21, 2004

                       CMS ENERGY AND CONSUMERS EXHIBITS
                               2003 Form 10-K/A-1

EXHIBITS            DESCRIPTION
--------            -----------
(23)(a)     --      Consent of Ernst & Young LLP for CMS Energy
(23)(b)     --      Consent of PricewaterhouseCoopers LLP for CMS Energy re: MCV
(23)(c)     --      Consent of Price Waterhouse for CMS Energy re: Jorf Lasfar
(23)(d)     --      Consent of Ernst & Young for CMS Energy re: Emirates CMS
                    Power Company PJSC
(23)(e)     --      Consent of Ernst & Young LLP for Consumers
(23)(f)     --      Consent of PricewaterhouseCoopers LLP for Consumers re: MCV
(31)(a)     --      CMS Energy's certification of the CEO pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
(31)(b)     --      CMS Energy's certification of the CFO pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
(31)(c)     --      Consumers' certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)(d)     --      Consumers' certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)(a)     --      CMS Energy's certifications pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
(32)(b)     --      Consumers' certifications pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
(99)(a)     --      Report of Independent Auditors on Financial Statements for
                    Midland Cogeneration Venture Limited Partnership for the
                    years ended December 31, 2001, 2002, and 2003.
(99)(c)     --      Financial Statements for Emirates CMS Power Company for the
                    years ended December 31, 2001, 2002, and 2003