Form 10-Q
period 2004-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2004-08-06
CIK 201533, 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from_____to

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

CMS ENERGY CORPORATION: Yes [X]    No [ ]
CONSUMERS ENERGY COMPANY: Yes [ ]  No [X]

Number of shares outstanding of each of the issuer's classes of common stock at July 31, 2004:

CMS ENERGY CORPORATION:
     CMS Energy Common Stock, $.01 par value                         161,277,622
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS
     Energy Corporation                                               84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED JUNE 30, 2004

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

PART I: FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Executive Overview..............................................................................   CMS - 1
          Restatement of 2003 Financial Statements........................................................   CMS - 2
          Consolidation of Variable Interest Entities.....................................................   CMS - 2
          Forward-Looking Statements and Risk Factors.....................................................   CMS - 2
          Results of Operations...........................................................................   CMS - 4
          Critical Accounting Policies....................................................................  CMS - 12
          Capital Resources and Liquidity.................................................................  CMS - 24
          Outlook.........................................................................................  CMS - 27
          New Accounting Standards........................................................................  CMS - 39
     Consolidated Financial Statements
          Consolidated Statements of Income (Loss)........................................................  CMS - 42
          Consolidated Statements of Cash Flows...........................................................  CMS - 44
          Consolidated Balance Sheets.....................................................................  CMS - 46
          Consolidated Statements of Common Stockholders' Equity..........................................  CMS - 48
     Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Accounting Policies................................................  CMS - 49
          2.   Discontinued Operations, Other Asset Sales, Impairments, and Restructuring.................  CMS - 52
          3.   Uncertainties..............................................................................  CMS - 57
          4.   Financings and Capitalization..............................................................  CMS - 81
          5.   Earnings Per Share and Dividends...........................................................  CMS - 85
          6.   Financial and Derivative Instruments.......................................................  CMS - 87
          7.   Retirement Benefits........................................................................  CMS - 92
          8.   Equity Method Investments..................................................................  CMS - 94
          9.   Reportable Segments........................................................................  CMS - 95
         10.   Asset Retirement Obligations...............................................................  CMS - 96
         11.   Implementation of New Accounting Standards.................................................  CMS - 98

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                             Page
                                                                                                             ----
Consumers Energy Company
     Management's Discussion and Analysis
          Executive Overview..............................................................................  CE - 1
          Consolidation of the MCV Partnership and the FLMP...............................................  CE - 2
          Forward-Looking Statements and Risk Factors.....................................................  CE - 2
          Results of Operations.........................................................................    CE - 4
          Critical Accounting Policies....................................................................  CE - 8
          Capital Resources and Liquidity.................................................................  CE - 16
          Outlook.........................................................................................  CE - 19
          New Accounting Standards........................................................................  CE - 28
     Consolidated Financial Statements
          Consolidated Statements of Income...............................................................  CE - 31
          Consolidated Statements of Cash Flows...........................................................  CE - 32
          Consolidated Balance Sheets.....................................................................  CE - 34
          Consolidated Statements of Common Stockholder's Equity..........................................  CE - 36
     Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure and Accounting Policies.................................................  CE - 39
          2.  Uncertainties...............................................................................  CE - 42
          3.  Financings and Capitalization...............................................................  CE - 60
          4.  Financial and Derivative Instruments........................................................  CE - 63
          5.  Retirement Benefits.........................................................................  CE - 67
          6.  Asset Retirement Obligations................................................................  CE - 68
          7.  Implementation of New Accounting Standards..................................................  CE - 70

Quantitative and Qualitative Disclosures about Market Risk................................................  CO - 1
Controls and Procedures...................................................................................  CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings............................................................................  CO - 1
     Item 4. Submission of Matters to a Vote of Security Holders..........................................  CO - 5
     Item 5. Other Information............................................................................  CO - 6
     Item 6. Exhibits and Reports on Form 8-K.............................................................  CO - 6
     Signatures...........................................................................................  CO - 8

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

Accumulated Benefit Obligation..................... The liabilities of a pension plan based on service and pay to date.  This differs from the Projected Benefit Obligation
                                                    that is typically disclosed in that it does not reflect
                                                    expected future salary increases.
AEP................................................ American Electric Power, a non-affiliated company
ALJ................................................ Administrative Law Judge
Alliance RTO....................................... Alliance Regional Transmission Organization
Alstom............................................. Alstom Power Company
APB................................................ Accounting Principles Board
APB Opinion No. 18................................. APB Opinion No. 18, "The Equity Method of Accounting for
                                                    Investments in Common Stock"

APT................................................ Australian Pipeline Trust
ARO................................................ Asset retirement obligation
Articles........................................... Articles of Incorporation
Attorney General................................... Michigan Attorney General

bcf................................................ Billion cubic feet
Big Rock........................................... Big Rock Point nuclear power plant, owned by Consumers
Board of Directors................................. Board of Directors of CMS Energy
Btu................................................ British thermal unit

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

CMS Energy Common Stock or
  common stock..................................... Common stock of CMS Energy, par value $.01 per share
CMS ERM............................................ CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises
CMS Field Services................................. CMS Field Services, formerly a wholly owned subsidiary of CMS
                                                    Gas Transmission.  The sale of this subsidiary closed in July
                                                    2003.
CMS Gas Transmission............................... CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation..................................... CMS Generation Co., a subsidiary of Enterprises
CMS Holdings....................................... CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland........................................ CMS Midland Inc., a subsidiary of Consumers
CMS MST............................................ CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas.................................... CMS Oil and Gas Company, formerly a subsidiary of Enterprises
CMS PEPS........................................... CMS Energy Premium Equity Participating Security Units (CMS
                                                    Energy Trust III)
CMS Pipeline Assets................................ CMS Enterprises pipeline assets in Michigan and Australia
CMS Viron.......................................... CMS Viron Energy Services, formerly a wholly owned subsidiary of CMS MST.  The sale of this subsidiary closed in June 2003.
Common Stock....................................... All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance Incentive Stock Plan
Consumers.......................................... Consumers Energy Company, a subsidiary of CMS Energy
Consumers Funding.................................. Consumers Funding LLC, a wholly-owned special purpose subsidiary of Consumers for the issuance of securitization bonds dated November 8, 2001
Consumers Receivables Funding II................... Consumers Receivables Funding II LLC, a wholly-owned subsidiary of Consumers
Court of Appeals................................... Michigan Court of Appeals
CPEE............................................... Companhia Paulista de Energia Eletrica, a subsidiary of Enterprises
Customer Choice Act................................ Customer Choice and Electricity Reliability Act, a Michigan
                                                    statute enacted in June 2000 that allows all retail customers choice of alternative electric suppliers as of January 1,
                                                    2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for Securitization

Detroit Edison..................................... The Detroit Edison Company, a non-affiliated company
DIG................................................ Dearborn Industrial Generation, LLC, a wholly owned subsidiary of CMS Generation
DOE................................................ U.S. Department of Energy
DOJ................................................ U.S. Department of Justice
Dow................................................ The Dow Chemical Company, a non-affiliated company

EBITDA............................................. Earnings before income taxes, depreciation, and amortization
EISP............................................... Executive Incentive Separation Plan
EITF............................................... Emerging Issues Task Force
EITF Issue No. 02-03............................... Issues Involved in Accounting for Derivative Contracts Held
                                                    for Trading Purposes and Contracts Involved in Energy Trading
                                                    and Risk Management Activities
El Chocon.......................................... Hidroelectrica El Chocon, S.A., a 1,320 MW hydroelectric generating complex in
                                                    Argentina, in which CMS Energy holds a 17.23 percent ownership interest.
Enterprises........................................ CMS Enterprises Company, a subsidiary of CMS Energy
EPA................................................ U. S. Environmental Protection Agency
EPS................................................ Earnings per share
ERISA.............................................. Employee Retirement Income Security Act
Ernst & Young...................................... Ernst & Young LLP
Exchange Act....................................... Securities Exchange Act of 1934, as amended

FASB............................................... Financial Accounting Standards Board

FASB Staff Position, No. 106-1..................... Accounting and Disclosure Requirements Related to the
                                                    Medicare Prescription Drug, Improvement and Modernization Act
                                                    of 2003 (January 12, 2004)
FASB Staff Position, No. 106-2..................... Accounting and Disclosure Requirements Related to the
                                                    Medicare Prescription Drug, Improvement and Modernization Act
                                                    of 2003 (May 19, 2004)

FERC............................................... Federal Energy Regulatory Commission
FMB................................................ First Mortgage Bonds
FMLP............................................... First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility
Ford............................................... Ford Motor Company

GasAtacama......................................... An integrated natural gas pipeline and electric generation project located in Argentina and Chile which includes 702
                                                    miles of natural gas pipeline and a 720 MW gross capacity power plant

GCR................................................ Gas cost recovery
GEII............................................... General Electric International Inc.
Goldfields......................................... A pipeline business located in Australia, in which CMS Energy holds a 39.7 percent ownership interest
Guardian........................................... Guardian Pipeline, LLC, in which CMS Gas Transmission owned a one-third interest

Health Care Plan................................... The medical, dental, and prescription drug programs offered to eligible employees of Consumers and CMS Energy
HL Power........................................... H.L. Power Company, a California Limited Partnership, owner of the Honey Lake generation project in Wendel, California
Integrum........................................... Integrum Energy Ventures, LLC
IPP................................................ Independent Power Production

JOATT.............................................. Joint Open Access Transmission Tariff
Jorf Lasfar........................................ The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Ventures, Inc.
Karn............................................... D.E Karn/J.C. Weadock Generating Complex, which is owned by
                                                    Consumers Energy

kWh................................................ Kilowatt-hour

LIBOR.............................................. London Inter-Bank Offered Rate
Loy Yang........................................... The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS
                                                    Generation held a 50 percent ownership interest
LNG................................................ Liquefied natural gas
Ludington.......................................... Ludington pumped storage plant, jointly owned by Consumers and
                                                    Detroit Edison

Marysville......................................... CMS Marysville Gas Liquids Company, a Michigan corporation and a former subsidiary of CMS Gas Transmission that held a 100 percent interest in Marysville Fractionation Partnership and a
                                                    51 percent interest in St. Clair Underground Storage
                                                    Partnership

mcf................................................ Thousand cubic feet
MCV Expansion, LLC................................. An agreement entered into with General Electric Company to expand the MCV Facility
MCV Facility....................................... A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership.................................... Midland Cogeneration Venture Limited Partnership in which
                                                    Consumers has a 49 percent interest through CMS Midland
MD&A............................................... Management's Discussion and Analysis
METC............................................... Michigan Electric Transmission Company, formerly a subsidiary of Consumers and now an indirect subsidiary of
                                                    Trans-Elect
Michigan Power..................................... CMS Generation Michigan Power, LLC, owner of the Kalamazoo
                                                    River Generating Station and the Livingston Generating Station
MISO............................................... Midwest Independent System Operator
Moody's............................................ Moody's Investors Service, Inc.
MPSC............................................... Michigan Public Service Commission
MSBT............................................... Michigan Single Business Tax
MTH................................................ Michigan Transco Holdings, Limited Partnership
MW................................................. Megawatts

NEIL............................................... Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC................................................ Nuclear Management Company, LLC, formed in 1999 by Northern
                                                    States Power Company (now Xcel Energy Inc.), Alliant Energy,
                                                    Wisconsin Electric Power Company, and Wisconsin Public Service
                                                    Company to operate and manage nuclear generating facilities owned by the four utilities
NERC............................................... North American Electric Reliability Council
NRC................................................ Nuclear Regulatory Commission
NYMEX.............................................. New York Mercantile Exchange

OATT............................................... Open Access Transmission Tariff
OPEB............................................... Postretirement benefit plans other than pensions for retired employees

Palisades.......................................... Palisades nuclear power plant, which is owned by Consumers

Panhandle.......................................... Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings.  Panhandle was a wholly owned
                                                    subsidiary of CMS Gas Transmission.  The sale of this
                                                    subsidiary closed in June 2003.
Parmelia........................................... A business located in Australia comprised of a pipeline, processing facilities, and a gas storage facility, a
                                                    subsidiary of CMS Gas Transmission

PCB................................................ Polychlorinated biphenyl
Pension Plan....................................... The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy

PJM RTO............................................ Pennsylvania-Jersey-Maryland Regional Transmission
                                                    Organization
Powder River....................................... CMS Oil & Gas previously owned a significant interest in coalbed methane fields or projects developed within the
                                                    Powder River Basin which spans the border between Wyoming and
                                                    Montana.  The Powder River properties have been sold.
PPA................................................ The Power Purchase Agreement between Consumers and the
                                                    MCV Partnership with a 35-year term commencing in March 1990, as amended, and as interpreted by the Settlement Agreement dated as of January 1, 1999 between the MCV and Consumers.
Price Anderson Act................................. Price Anderson Act, enacted in 1957 as an amendment to the
                                                    Atomic Energy Act of 1954, as revised and extended over the years.  This act stipulates between nuclear licensees and the
                                                    U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR............................................... Power supply cost recovery
PUHCA.............................................. Public Utility Holding Company Act of 1935
PURPA.............................................. Public Utility Regulatory Policies Act of 1978
RCP................................................ Resource Conservation Plan
ROA................................................ Retail Open Access
RTO................................................ Regional Transmission Organization
Rouge.............................................. Rouge Steel Industries

SCP................................................ Southern Cross Pipeline in Australia, in which CMS Gas
                                                    Transmission holds a 45 percent ownership interest
SEC................................................ U.S. Securities and Exchange Commission
Securitization..................................... A financing method authorized by statute and approved by the
                                                    MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of Securitization bonds issued by a special
                                                    purpose entity affiliated with such utility
SENECA............................................. Sistema Electrico del Estado Nueva Esparta, C.A., a subsidiary of Enterprises
SERP............................................... Supplemental Executive Retirement Plan
SFAS............................................... Statement of Financial Accounting Standards
SFAS No. 5......................................... SFAS No. 5, "Accounting for Contingencies"
SFAS No. 52........................................ SFAS No. 52, "Foreign Currency Translation"

SFAS No. 71........................................ SFAS No. 71, "Accounting for the Effects of Certain Types of
                                                    Regulation"
SFAS No. 87........................................ SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 88........................................ SFAS No. 88, "Employers' Accounting for Settlements and
                                                    Curtailments of Defined Benefit Pension Plans and for
                                                    Termination Benefits"
SFAS No. 98 ....................................... SFAS No. 98, "Accounting for Leases"
SFAS No. 106....................................... SFAS No. 106, "Employers' Accounting for Postretirement
                                                    Benefits Other Than Pensions"
SFAS No. 107....................................... Disclosures about Fair Value of Financial Instruments
SFAS No. 115....................................... SFAS No. 115, "Accounting for Certain Investments in Debt and
                                                    Equity Securities"
SFAS No. 123....................................... SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 128....................................... SFAS No. 128, "Earnings per Share"
SFAS No. 133....................................... SFAS No. 133, "Accounting for Derivative Instruments and
                                                    Hedging Activities, as amended and interpreted"
SFAS No. 143....................................... SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS No. 144....................................... SFAS No. 144, "Accounting for the Impairment or Disposal of
                                                    Long-Lived Assets"
SFAS No. 148....................................... SFAS No. 148, "Accounting for Stock-Based Compensation -
                                                    Transition and Disclosure"
SFAS No. 149....................................... SFAS No. 149, "Amendment of Statement No. 133 on Derivative
                                                    Instruments and Hedging Activities"
SFAS No. 150....................................... SFAS No. 150, "Accounting for Certain Financial Instruments
                                                    with Characteristics of Both Liabilities and Equity"
Southern Union..................................... Southern Union Company, a non-affiliated company
Special Committee.................................. A special committee of independent directors, established by
                                                    CMS Energy's Board of Directors, to investigate matters
                                                    surrounding round-trip trading
Stranded Costs..................................... Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be
                                                    recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.
                                                    These costs could include owned and purchased generation and regulatory assets.
Superfund.......................................... Comprehensive Environmental Response, Compensation and
                                                    Liability Act
Taweelah........................................... Al Taweelah A2, a power and desalination plant of Emirates
                                                    CMS Power Company, in which CMS Generation holds a 40 percent interest
TEPPCO............................................. Texas Eastern Products Pipeline Company, LLC
Toledo Power....................................... Toledo Power Company, the 135 MW coal and fuel oil power plant located on Cebu Island, Phillipines, in which CMS
                                                    Generation held a 47.5 percent interest.
Transition Costs................................... Stranded Costs, as defined, plus the costs incurred in the transition to competition

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

VEBA Trusts........................................ VEBA (voluntary employees' beneficiary association) trust accounts established to specifically set aside employer
                                                    contributed assets to pay for future expenses of the OPEB plan

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

EXECUTIVE OVERVIEW

CMS Energy is an integrated energy company with a business strategy focused primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including: independent power production and natural gas transmission, storage and processing. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas transmission, storage, and processing. Our businesses are affected by weather, especially during the key heating and cooling seasons, economic conditions, particularly in Michigan, regulation and regulatory issues that primarily affect our gas and electric utility operations, interest rates, our debt credit rating, and energy commodity prices.

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

We face important challenges in the future. We continue to lose industrial and commercial customers to alternative electric suppliers without receiving compensation for stranded costs caused by the lost sales. As of July 2004, we have lost 858 MW or 11 percent of our electric load to these alternative electric suppliers. Based on current trends, we predict load loss by year-end to be in the range of 900 MW to 1,100 MW. However, no assurance can be made that the actual load loss will be greater or less than that range. Existing state legislation encourages competition and provides for recovery of stranded costs, but the MPSC has not yet authorized stranded cost recovery. We continue to seek resolution of this issue. In July 2004, several bills were introduced into the Michigan Senate that could change Michigan's Customer Choice Act.

Further, higher natural gas prices have harmed the economics of the MCV Partnership and we are seeking approval from the MPSC to change the way the facility is used. Our proposal would reduce gas consumption by an estimated 30 to 40 bcf per year while improving the MCV Partnership's financial performance with no change to customer rates. A portion of the benefits from the proposal will support additional renewable resource development in Michigan. Resolving the issue is critical for our shareowners and customers.

Our gas business faces market and regulatory uncertainties relating to gas costs. We attempt to minimize these uncertainties by fully recovering what we spend to purchase the gas through the GCR process. We

                                     CMS-1

                                                          CMS Energy Corporation

currently have a GCR year 2003-2004 reconciliation on file with the MPSC.

We are focused on further reducing our business risk and leverage, while growing the equity base of our company. Much of our asset sales program is complete; we are engaged in selling the remaining businesses that are not strategic to us. This creates volatility in earnings as we recognize foreign currency translation account losses at the time of sale, but it is the right strategic direction for our company. We are also working to resolve outstanding litigation that stemmed from energy trading and gas index price reporting activities in 2001 and earlier.

Our business plan is targeted at predictable earnings growth and debt reduction. We are now over a year into our plan to reduce, by about half, the debt of CMS Energy over a five-year period. The result of these efforts will be a strong, reliable energy company that will be poised to take advantage of opportunities for further growth.

RESTATEMENT OF 2003 FINANCIAL STATEMENTS

Our financial statements as of and for the three and six months ended June 30, 2003, as presented in this Form 10-Q, have been restated for the following matters that were disclosed previously in Note 19, Quarterly Financial and Common Stock Information (Unaudited), in our 2003 Form 10-K/A:

      - International Energy Distribution, which includes SENECA and CPEE, is no longer considered "discontinued operations," due to a change in our expectations as to the timing of the sales,

      - certain derivative accounting corrections at our equity affiliates, and

      - the net loss recorded in the second quarter of 2003 relating to the sale of Panhandle, reflected as Discontinued Operations, was understated by approximately $14 million, net of tax.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Under Revised FASB Interpretation No. 46, we are the primary beneficiary of several entities, most notably the MCV Partnership and the FMLP. As a result, we have consolidated the assets, liabilities, and activities of these entities into our financial statements as of and for the three and six months ended June 30, 2004. These entities are reported as equity method investments in our financial statements as of and for the three and six months ended June 30, 2003. Therefore, the consolidation of these entities had no impact on our consolidated net income for the three and six months ended June 30, 2004. For additional details, see Note 11, Implementation of New Accounting Standards.

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

                                     CMS-2

                                                          CMS Energy Corporation

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

      - the efficient sale of non-strategic or under-performing domestic or international assets and discontinuation of certain operations,

      - capital and financial market conditions, including the price of CMS Energy Common Stock and the effect of such market conditions on the Pension Plan, interest rates, and availability of financing to CMS Energy, Consumers, or any of their affiliates, and the energy industry,

      -     ability to access the capital markets successfully,

      - market perception of the energy industry, CMS Energy, Consumers, or any of their affiliates,

      -     credit ratings of CMS Energy, Consumers, or any of their affiliates,

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

      - adverse regulatory or legal decisions, including environmental laws and regulations,

      - the impact of adverse natural gas prices on the MCV Partnership investment, regulatory decisions concerning the MCV Partnership RCP, and regulatory decisions that limit our recovery of capacity and fixed energy payments,

      - federal regulation of electric sales and transmission of electricity including re-examination by federal regulators of the market-based sales authorizations by which our subsidiaries participate in wholesale power markets without price restrictions, and proposals by the FERC to change the way it currently lets our subsidiaries and other public utilities and natural gas companies interact with each other,

      - energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      - potential disruption, expropriation or interruption of facilities or operations due to accidents, war, terrorism, or changing political conditions and the ability to obtain or maintain insurance coverage for such events,

                                     CMS-3

                                                          CMS Energy Corporation

      - nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

      - technological developments in energy production, delivery, and usage,

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

RESULTS OF OPERATIONS

Our business plan focuses on strengthening our balance sheet and improving financial liquidity through debt reduction and aggressive cost management. The sale of non-strategic and under-performing assets has generated cash to reduce debt, reduced business risk, and will provide for more predictable future earnings.

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS


                                      In Millions (except for per share amounts)
--------------------------------------------------------------------------------
                                                              Restated
Three months ended June 30                               2004    2003    Change
--------------------------------------------------------------------------------
Net Income (Loss) Available to Common Stock             $  16   $  (65)   $  81
Basic Earnings (Loss) Per Share                         $0.10   $(0.45)   $0.55
Diluted Earnings (Loss) Per Share                       $0.10   $(0.45)   $0.55
-------------------------------------------------------------------------------

Electric utility                                        $  27   $   35    $  (8)
Gas utility                                                 1        5       (4)
Enterprises                                                38        8       30
Corporate interest and other                              (50)     (60)      10
Discontinued operations                                     -      (53)      53
-------------------------------------------------------------------------------
CMS Energy Net Income (Loss) Available to Common Stock  $  16   $  (65)   $  81
===============================================================================

                                     CMS-4

                                                          CMS Energy Corporation

For the three months ended June 30, 2004, our net income was $16 million, compared to a loss of $65 million for the three months ended June 30, 2003. The $81 million increase in net income primarily reflects:

      - the absence of a $53 million loss from discontinued operations recorded in 2003, comprised mainly of the loss on the sale of Panhandle,

      - the absence of a $31 million deferred tax asset valuation reserve established in 2003,

      - an $11 million increase in mark-to-market valuation adjustments on interest rate swaps and power contracts, and

      - a $6 million reduction in funded benefits expense primarily due to the OPEB plans accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and the positive impact of prior year pension plan contributions on pension plan asset returns.

These increases were partially offset by:

      - the absence of a $30 million Michigan Single Business Tax refund received in 2003, and

      - a reduction in the Utility's net income resulting primarily from industrial and commercial customers choosing different electricity suppliers and decreased gas deliveries caused primarily by milder weather.

For further information, see the individual results of operations for each CMS Energy business segment within this MD&A.


                                      In Millions (except for per share amounts)
--------------------------------------------------------------------------------
                                                               Restated
Six months ended June 30                                2004     2003    Change
--------------------------------------------------------------------------------
Net Income Available to Common Stock                    $   9    $  17   $   (8)
Basic Earnings Per Share                                $0.06    $0.12   $(0.06)
Diluted Earnings Per Share                              $0.06    $0.14   $(0.08)
--------------------------------------------------------------------------------
Electric utility                                        $  75    $  86   $  (11)
Gas utility                                                57       59       (2)
Enterprises                                               (23)      29      (52)
Corporate interest and other                              (98)    (111)      13
Discontinued operations                                    (2)     (22)      20
Accounting changes                                          -      (24)      24
--------------------------------------------------------------------------------
CMS Energy Net Income Available to Common Stock         $   9    $  17   $   (8)
================================================================================

For the six months ended June 30, 2004, our net income was $9 million, compared to net income of $17 million for the six months ended June 30, 2003. The $8 million decrease in income reflects:

      -     an $81 million charge to earnings related to the sale of Loy Yang,

      - the absence of a $30 million Michigan Single Business Tax refund received in 2003, and

      - a reduction in the Utility's net income resulting primarily from industrial and commercial customers choosing different electricity suppliers and decreased gas deliveries caused primarily by milder weather.

                                     CMS-5

                                                          CMS Energy Corporation

These decreases were partially offset by:

      - the exclusion in 2004 of a $24 million charge for changes in accounting that occurred in the first quarter of 2003,

      - the absence of a $31 million deferred tax asset valuation reserve established in 2003,

      - the decrease of $20 million in the net loss from discontinued operations resulting from the sale of Panhandle and other businesses in 2003,

      - a $31 million increase in mark-to-market valuation adjustments on interest rate swaps and power contracts, and

      - a $13 million reduction in funded benefits expense primarily due to the OPEB plans accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and the positive impact of prior year pension plan contributions on pension plan asset returns.

For further information, see the individual results of operations for each CMS Energy business segment within this MD&A.

ELECTRIC UTILITY RESULTS OF OPERATIONS


                                                                           In Millions
--------------------------------------------------------------------------------------
June 30                                         2004             2003           Change
--------------------------------------------------------------------------------------
Three months ended                               $27              $35             $ (8)
Six months ended                                 $75              $86             $(11)
======================================================================================

                                          Three Months Ended       Six Months Ended
Reasons for the change:                 June 30, 2004 vs. 2003  June 30, 2004 vs. 2003
--------------------------------------------------------------------------------------
Electric deliveries                                        $(10)                  $(20)
Power supply costs and related revenue                       (2)                    (8)
Other operating expenses, non-commodity
 revenue and other income                                    13                     26
General taxes                                               (14)                   (10)
Fixed charges                                                 -                     (6)
Income taxes                                                  5                      7
--------------------------------------------------------------------------------------
Total change                                               $ (8)                  $(11)
======================================================================================

ELECTRIC DELIVERIES: Electric deliveries, including transactions with other wholesale marketers, other electric utilities, and customers choosing alternative suppliers increased 0.7 billion kWh or 7.2 percent and 1.0 billion kWh or 5.4 percent for the three and six months ended June 30, 2004 versus the same periods in 2003. The corresponding increases in electric delivery revenue for both periods were offset by tariff revenue reductions and decreased sales margins from deliveries to customers choosing alternative electric suppliers.

The tariff revenue reductions, which began January 1, 2004, were equivalent to the Big Rock nuclear decommissioning surcharge in effect when our electric retail rates were frozen from June 2000 through December 31, 2003. The tariff revenue reductions were reclassified for capped customers as increases to PSCR revenues. The increased PSCR revenues helped negate possible losses attributable to the

                                     CMS-6

                                                          CMS Energy Corporation

underrecovery of PSCR costs for these customers, primarily the residential and small commercial classes. In fact, the revenue reclassification contributed to the overrecovery of PSCR revenues in excess of PSCR costs in these customer classes for the three and six months ended June 30, 2004. In 2004, to the extent we have PSCR overrecoveries, the overrecovery must be reserved for possible future refund. The tariff revenue reductions have decreased electric delivery revenues by approximately $9 million in the second quarter of 2004, and $18 million in the first six months of 2004 versus 2003. The tariff revenue reductions are expected to decrease electric delivery revenues by $35 million for the full year of 2004 versus the full year of 2003.

For the three and six months ended June 30, 2004, the overall decline in electric delivery revenues was offset partially by increased sales to residential customers due to warmer weather versus the same periods in 2003.

POWER SUPPLY COSTS AND RELATED REVENUE: In 2003, our power supply cost rate of recovery was a fixed amount per kWh, as required under the Customer Choice Act. Therefore, power supply-related revenue in excess of actual power supply costs increased operating income. By contrast, if power supply-related revenues had been less than actual power supply costs, the impact would have decreased operating income. In 2004, our recovery of power supply costs is no longer fixed, but is instead restricted to a pre-defined limit for certain customer classes. The customer classes that have a pre-defined limit, or cap, on the level of power supply costs they can be charged are primarily the residential and small commercial customer classes. In 2004, to the extent our power supply-related revenues are in excess of actual power supply costs, this former benefit is reserved for possible future refund. This change in the treatment of excess power supply revenues over power supply costs decreased operating income for the three and six months ended June 30, 2004 versus the same periods in 2003.

OTHER OPERATING EXPENSES, NON-COMMODITY REVENUE AND OTHER INCOME: In the three months ended June 30, 2004, other operating expenses decreased $1 million, non-commodity revenue increased $1 million, and other income increased $11 million versus the same period in 2003. The increase in other income relates primarily to interest income recognized in relation to capital expenditures in excess of depreciation as allowed by the Customer Choice Act. This Act also enabled us to defer depreciation expense on the excess of capital expenditures over our depreciation base, contributing to a reduction in operating expenses for the second quarter of 2004 versus the same period in 2003. Higher other operating expenses substantially offset the reduction in electric depreciation expense.

In the six months ended June 30, 2004, other operating expenses decreased $6 million and other income increased $20 million versus the same period in 2003. The increase in other income relates primarily to interest income recognized in relation to capital expenditures in excess of depreciation, as allowed by the Customer Choice Act. Operating expense decreases reflect lower benefit costs and our ability to defer depreciation expense on the excess of capital expenditures over our depreciation base, as allowed by the Customer Choice Act.

GENERAL TAXES: General taxes increased in the three and six months ended June 30, 2004 versus the same periods in 2003 primarily due to reductions in the MSBT expense in 2003. The 2003 reduction was primarily due to CMS Energy having received approval to file consolidated tax returns for the years 2000 and 2001. The taxable income for these years was lower than the amount used to make estimated MSBT payments. These returns were filed in the second quarter of 2003.

                                     CMS-7

                                                          CMS Energy Corporation

FIXED CHARGES: Fixed charges increased in the six months ended June 30, 2004 versus the same periods in 2003 due to higher average debt levels, partially offset by a reduction in the average rates of interest. The average rate of interest dropped 79 basis points and 60 basis points for the three and six month periods ended June 30, 2004 versus the same periods in 2003.

INCOME TAXES: In the three and six months ended June 30, 2004, income taxes decreased versus the same periods in 2003 primarily due to lower earnings by the electric utility, and the OPEB Medicare Part D federal subsidy that is exempt from federal taxation.

GAS UTILITY RESULTS OF OPERATIONS

                                                                                   In Millions
----------------------------------------------------------------------------------------------
June 30                                                     2004          2003          Change
----------------------------------------------------------------------------------------------
Three months ended                                          $ 1           $ 5             $ (4)
Six months ended                                            $57           $59             $ (2)
==============================================================================================

                                                   Three Months Ended      Six Months Ended
Reasons for the change:                         June 30, 2004 vs. 2003  June 30, 2004 vs. 2003
----------------------------------------------------------------------------------------------
Gas deliveries                                                     $(7)                   $(21)
Gas rate increase                                                    2                      11
Gas wholesale and retail services and other gas
 revenues                                                            1                       3
Operation and maintenance                                            -                      (2)
General taxes, depreciation, and other income                       (3)                      3
Fixed charges                                                       (2)                     (6)
Income taxes                                                         5                      10
----------------------------------------------------------------------------------------------
Total change                                                       $(4)                    $(2)
==============================================================================================

GAS DELIVERIES: For the three months ended June 30, 2004, the more profitable non-transportation gas deliveries decreased 4.9 bcf or 13.6 percent primarily due to milder weather. The less profitable transportation gas deliveries increased 5.2 bcf or 21.0 percent due to increased MCV Facility generation. Overall, gas deliveries, including miscellaneous transportation, increased 0.3 bcf or 0.5 percent versus the same period in 2003.

For the six months ended June 30, 2004, gas deliveries, including miscellaneous transportation, decreased 6.7 bcf or 2.9 percent versus the same period in 2003 primarily due to milder weather.

GAS RATE INCREASE: In December 2003, the MPSC issued an interim gas rate order authorizing a $19 million annual increase to gas tariff rates. As a result of this order, gas revenues increased for the three and six months ended June 30, 2004 versus the same periods in 2003.

GAS WHOLESALE AND RETAIL SERVICES AND OTHER GAS REVENUES: For the three and six months ended June 30, 2004, wholesale and retail services and other gas revenues increased primarily due to increased gas transportation and storage revenues versus the same periods in 2003.

                                      CMS-8

                                                          CMS Energy Corporation

OPERATION AND MAINTENANCE: For the six months ended June 30, 2004, increased expenditures on safety, reliability, and customer service were offset partially by reduced benefit costs compared to the same period in 2003.

GENERAL TAXES, DEPRECIATION, AND OTHER INCOME: For the three months ended June 30, 2004 versus the same period in 2003, general tax expense increased $5 million due to higher MSBT expense and depreciation expense decreased $2 million. The increase in MSBT expense is primarily due to CMS Energy having received approval to file consolidated tax returns for the years 2000 and 2001. The taxable income for these years was lower than the amount used to make estimated MSBT payments. These returns were filed in the second quarter of 2003. The reduced depreciation expense relates to decreases in depreciation rates authorized by the MPSC's December 2003 interim rate order.

For the six months ended June 30, 2004, general tax expense increased $4 million due to higher MSBT expense, depreciation expense decreased $8 million, and other income decreased $1 million versus the same period in 2003. The increase in MSBT expense is primarily due to CMS Energy having received approval to file consolidated tax returns for the years 2000 and 2001. The taxable income for these years was lower than the amount used to make estimated MSBT payments. These returns were filed in the second quarter of 2003. The reduced depreciation expense relates to decreases in depreciation rates authorized by the MPSC's December 2003 interim rate order.

FIXED CHARGES: Fixed charges increased in the three and six months ended June 30, 2004 versus the same periods in 2003 due to higher average debt levels, partially offset by a reduction in the average rate of interest. The average rate of interest dropped 79 basis points and 60 basis points for the three and six month periods ended June 30, 2004 versus the same periods in 2003.

INCOME TAXES: For the three and six months ended June 30, 2004 versus the same periods in 2003, income taxes decreased due to the income tax treatment of items related to plant, property, and equipment as required by past MPSC rulings, the decreased earnings of the gas utility, and the OPEB Medicare Part D federal subsidy that is exempt from federal taxation.

                                      CMS-9

                                                          CMS Energy Corporation

ENTERPRISES RESULTS OF OPERATIONS

                                                                                       In Millions
--------------------------------------------------------------------------------------------------
June 30                                                         2004          2003          Change
--------------------------------------------------------------------------------------------------
Three months ended                                              $ 38          $ 8            $  30
Six months ended                                                $(23)         $29            $ (52)
==================================================================================================

                                                   Three Months Ended          Six Months Ended
Reasons for the change:                           June 30, 2004 vs. 2003    June 30, 2004 vs. 2003
--------------------------------------------------------------------------------------------------
Results of FASB Interpretation No. 46 Entities                      $ (5)                     $(11)
Reasons for change excluding FIN No. 46:
 Operating revenues                                                  (50)                     (403)
 Cost of gas and purchased power                                      61                       436
 Earnings from equity method investees                                10                        (2)
 Operation and maintenance                                             8                         9
 General taxes, depreciation, and other income                        (3)                        2
 Asset impairment charges                                              3                      (127)
 Fixed charges                                                        19                        18
 Income taxes                                                        (13)                       26
--------------------------------------------------------------------------------------------------
Total change                                                        $ 30                      $(52)
==================================================================================================

FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES: Due to the implementation of FIN No. 46, certain equity investments included in equity earnings in 2003, were determined to be variable interest entities and are now consolidated in our results of operations for 2004. The net decrease in earnings, due to the results of these entities, was $5 million for the three months ended June 30, 2004 and $11 million for the six months ended June 30, 2004. These decreases were primarily due to increased fuel and dispatch costs for 2004.

OPERATING REVENUES AND COST OF GAS AND PURCHASED POWER: For the three months ended June 30, 2004, operating revenues and related cost of gas and purchased power decreased versus the same period in 2003 due to the continued streamlining of CMS ERM.

For the six months ended June 30, 2004, operating revenues and related cost of gas and purchased power decreased versus the same period in 2003. The decrease was primarily the result of the sale of CMS ERM Wholesale Gas and Power contracts and the absence of mark-to-market valuation adjustments associated with these contracts.

EARNINGS FROM EQUITY METHOD INVESTEES: Earnings from equity method investees increased due to mark-to-market valuation adjustments related to interest rate swaps of $21 million for the three months ended June 30, 2004 and $15 million for the six months ended June 30, 2004 versus the same periods in 2003. The increase from interest rate swaps was offset partially by the impact of the Argentine government's natural gas export restrictions on the results of GasAtacama, and a deferred tax credit at Jorf Lasfar in 2003.

                                     CMS-10

                                                          CMS Energy Corporation

OPERATION AND MAINTENANCE: For the three and six months ended June 30, 2004, operation and maintenance expense decreased versus the same period of 2003. Lower expenses in 2004 were primarily due to streamlining and business reduction at CMS ERM.

GENERAL TAXES, DEPRECIATION AND OTHER INCOME, NET: For the three months ended June 30, 2004, general tax, depreciation and other income decreased operating income versus the same period in 2003, primarily as a result of foreign exchange losses offset partially by lower depreciation and general taxes due to the streamlining and business reduction at CMS ERM.

For the six months ended June 30, 2004, general tax, depreciation and other income increased operating income versus the same period in 2003, as a result of lower depreciation and general taxes due to the streamlining and business reduction at CMS ERM.

ASSET IMPAIRMENT CHARGES: For the three months ended June 30, 2004, there were no asset impairment charges versus the same period in 2003, which included $3 million of asset impairment charges primarily at International Energy Distribution.

For the six months ended June 30, 2004, asset impairment charges increased versus the same period in 2003 due to an impairment charge recorded in 2004 to recognize the reduction in fair value of Loy Yang.

FIXED CHARGES: For the three and six months ended June 30, 2004, versus the same periods in 2003, fixed charges decreased due to lower average debt levels and lower average interest rates primarily resulting from the payoff of a short-term revolving credit line held by CMS Enterprises during 2003.

INCOME TAXES: For the three months ended June 30, 2004, income taxes increased versus the same period in 2003 primarily due to higher earnings.

For the six months ended June 30, 2004, income taxes decreased versus the same period in 2003 due to the impairment charge for Loy Yang.

OTHER RESULTS OF OPERATIONS

                                                                 In Millions
----------------------------------------------------------------------------

June 30                                     2004         2003         Change
----------------------------------------------------------------------------
Three months ended                          $(50)        $ (60)        $ 10
Six months ended                            $(98)        $(111)        $ 13
============================================================================

For the three months ended June 30, 2004, corporate interest expense and other net expenses were $50 million, a decrease of $10 million from the three months ended June 30, 2003. The decrease reflects the absence of a $24 million deferred tax asset valuation reserve established in 2003 and also reflects $10 million of lower interest expense. This decrease was offset partially by the absence in 2004 of a $20 million MSBT refund amount that we received in 2003 and a $4 million increase in operating expenses that were not billed to subsidiaries.

For the six months ended June 30, 2004, corporate interest and other net expenses were $98 million, a decrease of $13 million from the six months ended June 30, 2003. The decrease reflects the absence of a $24 million deferred tax asset valuation reserve established in 2003 and $8 million of lower interest expense. This decrease was offset partially by the absence of a $20 million MSBT refund in 2003.

                                     CMS-11

                                                          CMS Energy Corporation

OTHER: At June 30, 2004, Discontinued Operations includes Parmelia. At June 30, 2003, Discontinued Operations included CMS Field Services, Marysville, and Parmelia. For additional details, see Note 2, Discontinued Operations, Other Asset Sales, Impairments, and Restructuring.

A $24 million loss for the cumulative effect of changes in accounting principle was recognized in the first quarter of 2003; $23 million was due to EITF Issue No. 02-03; $1 million was due to SFAS No. 143.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are important to an understanding of our results of operations and financial condition and should be considered an integral part of our MD&A:

      - use of estimates in accounting for long-lived assets, contingencies, and equity method investments,

      -     accounting for the effects of industry regulation,

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

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. Tests of impairment are performed periodically if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $15.307 billion at June 30, 2004, 61 percent represent long-lived assets and equity method investments that are subject to this type of analysis. We base our evaluations of impairment on such indicators as:

      -     the nature of the assets,

      -     projected future economic benefits,

      -     domestic and foreign regulatory and political environments,

      -     state and federal regulatory and political environments,

      -     historical and future cash flow and profitability measurements, and

      -     other external market conditions or factors.

                                     CMS-12

                                                          CMS Energy Corporation

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

Our assessments of fair value using these valuation methodologies represent our best estimates at the time of the reviews and are consistent with our internal planning. The estimates we use can change over time. If fair values were estimated differently, they could have a material impact on our financial statements.

In March 2004, we reduced the carrying amount of our investment in Loy Yang to reflect its fair value. We completed the sale of Loy Yang in April 2004. For additional details on asset sales, see Note 2, Discontinued Operations, Other Asset Sales, Impairments, and Restructuring. We are still pursuing the sale of our remaining non-strategic and under-performing assets, including some assets that were not determined to be impaired. Upon the sale of these assets, the proceeds realized may be materially different from the remaining carrying values. Even though these assets have been identified for sale, we cannot predict when, or make any assurances that, these asset sales will occur. Further, we cannot predict the amount of cash or the value of consideration that may be received.

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

Under our PPA with the MCV Partnership, we pay a capacity charge based on the availability of the MCV Facility whether or not electricity is actually delivered to us; a variable energy charge for kWh delivered to us; and a fixed energy charge based on availability up to 915 MW and based on delivery for the remaining 325 MW of contract capacity. The cost that we incur under the MCV Partnership PPA exceeds the

                                     CMS-13

                                                          CMS Energy Corporation

recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments will aggregate $206 million from 2004 through 2007. For capacity and fixed energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, we expect to claim relief under a regulatory out provision under the MCV Partnership PPA. This provision obligates Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers. The effect of any such action would be to:

      - reduce cash flow to the MCV Partnership, which could have an adverse effect on our investment, and

      - eliminate our underrecoveries for capacity and fixed energy payments.

Further, under the PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned in our coal plants and our operations and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been affected adversely.

As a result of returning to the PSCR process on January 1, 2004, we returned to dispatching the MCV Facility on a fixed load basis, as permitted by the MPSC, in order to maximize recovery from electric customers of our capacity and fixed energy payments. This fixed load dispatch increases the MCV Facility's output and electricity production costs, such as natural gas. As the spread between the MCV Facility's variable electricity production costs and its energy payment revenue widens, the MCV Partnership's financial performance and our investment in the MCV Partnership is and will be affected adversely.

In February 2004, we filed the RCP with the MPSC that is intended to help conserve natural gas and thereby improve our investment in the MCV Partnership, without raising the costs paid by our electric customers. The plan's primary objective is to dispatch the MCV Facility on the basis of natural gas market prices, which will reduce the MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility will benefit Consumers' ownership interest in the MCV Partnership. Presently, we are in settlement discussions with the parties to the RCP filing. However, in July 2004, several qualifying facilities filed for a stay on the RCP proceeding in the Ingham County Circuit Court after their previous attempt to intervene on the proceeding was denied by the MPSC. Hearings on the stay are scheduled for August 11, 2004. We cannot predict if or when the MPSC will approve the RCP or the outcome of the Ingham County Circuit Court hearings.

The two most significant variables in the analysis of the MCV Partnership's future financial performance are the forward price of natural gas for the next 20 years and the MPSC's decision in 2007 or beyond related to limiting our recovery of capacity and fixed energy payments. Natural gas prices have been volatile historically. Presently, there is no consensus in the marketplace on the price or range of future prices of natural gas. Even with an approved RCP, if gas prices continue at present levels or increase, the economics of operating the MCV Facility may be adverse enough to require us to recognize an impairment of our investment in the MCV Partnership. We presently cannot predict the impact of these issues on our future earnings, cash flows, or on the value of our investment in the MCV Partnership.

For additional details on the MCV Partnership, see Note 3, Uncertainties, "Other Consumers' Electric Utility Uncertainties - The Midland Cogeneration Venture."

                                     CMS-14

                                                          CMS Energy Corporation

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES, AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. Debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Our debt securities are classified as held-to-maturity securities and are reported at cost. Our investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are determined to be other than temporary. Unrealized gains or losses resulting from changes in the fair value of our nuclear decommissioning investments are reflected in Regulatory Liabilities. The fair value of our equity securities is determined from quoted market prices.

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

Additionally, the MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that its long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet. Should significant changes in the level of the MCV Facility operational dispatch or purchases of long-term gas occur, the MCV Partnership would be required to re-evaluate its accounting treatment for these long-

                                     CMS-15

                                                          CMS Energy Corporation

term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility.

To determine the fair value of contracts that are accounted for as derivative instruments, we use a combination of quoted market prices and mathematical valuation models. Valuation models require various inputs, including forward prices, volatilities, interest rates, and exercise periods. Changes in forward prices or volatilities could change significantly the calculated fair value of certain contracts. At June 30, 2004, we assumed a market-based interest rate of 1 percent (a rate that is not significantly different than the LIBOR rate) and volatility rates ranging between 54 percent and 161 percent to calculate the fair value of our electric and gas options. At June 30, 2004, we assumed market-based interest rates ranging between 1.37 percent and 4.50 percent and volatility rates ranging between 24 percent and 44 percent to calculate the fair value of the gas fuel derivative contracts held by the MCV Partnership.

TRADING ACTIVITIES: CMS ERM enters into and owns energy contracts that are related to activities considered an integral part of CMS Energy's ongoing operations. The intent of holding these energy contracts is to optimize the financial performance of our owned generating assets and to fulfill contractual obligations. These contracts are classified as trading activities in accordance with EITF Issue No. 02-03 and are accounted for using the criteria defined in SFAS No. 133. Energy trading contracts that meet the definition of a derivative are recorded as assets or liabilities in the financial statements at the fair value of the contracts. Gains or losses arising from changes in fair value of these contracts are recognized into earnings in the period in which the changes occur. Energy trading contracts that do not meet the definition of a derivative are accounted for as executory contracts (i.e., on an accrual basis).

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

                                     CMS-16

                                                          CMS Energy Corporation

The following tables provide a summary of the fair value of our energy trading contracts as of June 30, 2004:

                                                                                     In Millions
-------------------------------------------------------------------------------------------------

Fair value of contracts outstanding as of December 31, 2003                                  $ 15
Fair value of new contracts when entered into during the period (a)                            (3)
Changes in fair value attributable to changes in valuation techniques and assumptions           -
Contracts realized or otherwise settled during the period                                     (11)
Other changes in fair value (b)                                                                 9
-------------------------------------------------------------------------------------------------
Fair value of contracts outstanding as of June 30, 2004                                      $ 10
=================================================================================================

(a) Reflects only the initial premium payments/(receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b) Reflects changes in price and net increase/(decrease) of forward positions as well as changes to mark-to-market and credit reserves.

Fair Value of Contracts at June 30, 2004                                      In Millions
------------------------------------------------------------------------------------------
                                  Total                Maturity (in years)
                                           -----------------------------------------------
Source of Fair Value           Fair Value  Less than 1  1 to 3   4 to 5     Greater than 5
------------------------------------------------------------------------------------------
Prices actively quoted           $ (28)       $ (1)     $ (12)   $ (15)         $-
Prices based on models and
   other valuation methods          38           8         18       12           -
------------------------------------------------------------------------------------------
Total                            $  10        $  7      $   6    $  (3)         $-
==========================================================================================

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

                                     CMS-17

                                                          CMS Energy Corporation

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

Interest Rate Risk Sensitivity Analysis (assuming a 10 percent adverse change in market interest rates):


                                                                                                  In Millions
-------------------------------------------------------------------------------------------------------------
                                                                      June 30, 2004         December 31, 2003
-------------------------------------------------------------------------------------------------------------
Variable-rate financing - before tax annual earnings exposure                $ 1                  $   1
Fixed-rate financing - potential loss in fair value (a)                      240                    242
=============================================================================================================

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

Commodity Price Risk: For purposes other than trading, we enter into electric call options, fixed-priced weather-based gas supply call options, and fixed-priced gas supply call and put options. Electric call options are purchased to protect against the risk of fluctuations in the market price of electricity, and to ensure a reliable source of capacity to meet our customers' electric needs. Purchased electric call options give us the right, but not the obligation, to purchase electricity at predetermined fixed prices. Purchases of gas supply call options and weather-based gas supply call options, coupled with the sale of gas supply put options, are used to purchase reasonably priced gas supply. Purchases of gas supply call options give us the right, but not the obligation, to purchase gas supply at predetermined fixed prices. Gas supply put options sold give third-party suppliers the right, but not the obligation, to sell gas supply to us at predetermined fixed prices. At June 30, 2004, we held fixed-priced weather-based gas supply call options and fixed-price gas supply call and put options.

The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. Some of these contracts contain volume optionality and, therefore, are treated as derivative instruments. Also, the MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements.

                                     CMS-18

                                                          CMS Energy Corporation

Commodity Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):


                                                                                      In Millions
-------------------------------------------------------------------------------------------------
                                                                 June 30, 2004  December 31, 2003
-------------------------------------------------------------------------------------------------
Potential reduction in fair value:
  Gas supply option contracts                                              $ 7                $ 1
  Derivative contracts associated with Consumers' investment in the MCV Partnership:
   Gas fuel contracts                                                       21                N/A
   Gas fuel futures, options, and swaps                                     38                N/A
=================================================================================================

During the six months ended June 30, 2004, we entered into additional weather-based gas supply call options, as well as gas supply call and put option contracts. As a result, the potential reduction in the fair value increased from December 31, 2003 as shown in the table above. We did not perform a sensitivity analysis for the derivative contracts held by the MCV Partnership as of December 31, 2003 because the MCV Partnership was not consolidated into our financial statements until March 31, 2004, as discussed in Note 11, Implementation of New Accounting Standards.

Trading Activity Commodity Price Risk: We are exposed to market fluctuations in the price of energy commodities. We employ established policies and procedures to manage these risks and may use various commodity derivatives, including futures, options, and swap contracts. The prices of these energy commodities can fluctuate because of, among other things, changes in the supply of and demand for the commodities.

Trading Activity Commodity Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):

                                                                    In Millions
-------------------------------------------------------------------------------
                                               June 30, 2004  December 31, 2003
-------------------------------------------------------------------------------
Potential reduction in fair value:
 Gas-related swaps and forward contracts                 $ 3                $ 3
 Electricity-related forward contracts                     2                  2
 Electricity-related call option contracts                 2                  1
===============================================================================

Currency Exchange Risk: We are exposed to currency exchange risk arising from investments in foreign operations as well as various international projects in which we have an equity interest and which have debt denominated in U.S. dollars. We typically use forward exchange contracts and other risk mitigating instruments to hedge currency exchange rates. The impact of hedges on our investments in foreign operations is reflected in accumulated other comprehensive income as a component of the foreign currency translation adjustment on the Consolidated Balance Sheets. Gains or losses from the settlement of these hedges are maintained in the foreign currency translation adjustment until we sell or liquidate the investments on which the hedges were taken. At June 30, 2004, we had no foreign exchange hedging contracts outstanding. As of June 30, 2004, the total foreign currency translation adjustment was a net loss of $327 million, which included a net hedging loss of $25 million, net of tax, related to settled contracts.

Equity Securities Price Risk: We are exposed to price risk associated with investments in equity securities. As discussed in "Financial Instruments" within this section, our investments in equity securities are

                                     CMS-19

                                                          CMS Energy Corporation

classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are determined to be other than temporary. Unrealized gains or losses resulting from changes in the fair value of our nuclear decommissioning investments are reflected in Regulatory Liabilities. Our debt securities are classified as held-to-maturity securities and have original maturity dates of approximately one year or less. Because of the short maturity of these instruments, their carrying amounts approximate their fair values.

Equity Securities Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):


                                                                         In Millions
------------------------------------------------------------------------------------
                                          June 30, 2004            December 31, 2003
------------------------------------------------------------------------------------
Potential reduction in fair value:

 Nuclear decommissioning investments               $ 54                         $ 57
 Other available-for-sale investments                 7                            7
====================================================================================

For additional details on market risk and derivative activities, see Note 6, Financial and Derivative Instruments.

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY

We have investments in energy-related projects in selected markets around the world. As a result of a change in business strategy, we have been selling certain foreign investments. For additional details on the divestiture of foreign investments, see Note 2, Discontinued Operations, Other Asset Sales, Impairments, and Restructuring.

BALANCE SHEET: Our subsidiaries and affiliates whose functional currency is other than the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. Gains or losses that result from this translation and gains or losses on long-term intercompany foreign currency transactions are reflected as a component of stockholders' equity in our Consolidated Balance Sheets as "Foreign Currency Translation." As of June 30, 2004, cumulative foreign currency translation decreased stockholders' equity by $327 million. We translate the revenue and expense accounts of these subsidiaries and affiliates into U.S. dollars at the average exchange rate during the period.

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

At June 30, 2004, the net foreign currency loss due to the exchange rate of the Australian dollar recorded in the Foreign Currency Translation component of stockholders' equity using an exchange rate of 1.45 Australian dollars per U.S. dollar was $4 million. This foreign currency translation loss relates primarily to our SCP and Parmelia investments. We are currently pursuing the sale of these investments.

                                     CMS-20

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

While we cannot predict future peso-to-U.S. dollar exchange rates, we do expect that these non-cash charges reduce substantially the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At June 30, 2004, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of stockholders' equity using an exchange rate of 2.97 pesos per U.S. dollar was $263 million. This amount also reflects the effect of recording, at December 31, 2002, U.S. income taxes on temporary differences between the book and tax bases of foreign investments, including the foreign currency translation associated with our Argentine investments.

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

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because we are involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. We use SFAS No. 71 to account for the effects of these regulatory decisions. As a result, we may defer or recognize revenues and expenses differently than a non-regulated entity.
For example, items that a non-regulated entity normally would expense, we may record as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, we may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues be refunded to customers. Judgment is required to determine the recoverability of items recorded as regulatory assets and liabilities. As of June 30, 2004, we had $1.125 billion recorded as regulatory assets and $1.502 billion recorded as regulatory liabilities.

For additional details on industry regulation, see Note 1, Corporate Structure and Accounting Policies, "Utility Regulation."

                                     CMS-21

                                                          CMS Energy Corporation

ACCOUNTING FOR PENSION AND OPEB

Pension: We have established external trust funds to provide retirement pension benefits to our employees under a non-contributory, defined benefit Pension Plan. We have implemented a cash balance plan for certain employees hired after June 30, 2003. We use SFAS No. 87 to account for pension costs.

401(k): In our efforts to reduce costs, the employer's match for the 401(k) plan was suspended effective September 1, 2002. The employer's match for the 401(k) plan is scheduled to resume on January 1, 2005.

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

The following table provides an estimate of our pension cost, OPEB cost, and cash contributions for the next three years:


                                                                     In Millions
----------------------------------------------------------------------------------
Expected Costs            Pension Cost            OPEB Cost          Contributions
----------------------------------------------------------------------------------
   2004                       $21                     $30                $ 63
   2005                        55                      38                  80
   2006                        75                      34                 114
==================================================================================

Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan. As of June 30, 2004, we have a prepaid pension asset of $398 million, $20 million of which is in Other current assets on our Consolidated Balance Sheet.

Lowering the expected long-term rate of return on the Pension Plan assets by
0.25 percent (from 8.75 percent to 8.50 percent) would increase estimated pension cost for 2004 by $2 million. Lowering the discount rate by 0.25 percent (from 6.25 percent to 6.00 percent) would increase estimated pension cost for 2004 by $4 million.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the
Act) was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is exempt from federal taxation, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D.

We believe our plan is actuarially equivalent to Medicare Part D and have incorporated retroactively the

                                     CMS-22

                                                          CMS Energy Corporation

effects of the subsidy into our financial statements as of June 30, 2004 in accordance with FASB Staff Position No. SFAS 106-2. We remeasured our obligation as of December 31, 2003 to incorporate the impact of the Act, which resulted in a reduction to the accumulated postretirement benefit obligation of $158 million. The remeasurement resulted in a reduction of OPEB cost of $6 million for the three months ended June 30, 2004, $12 million for the six months ended June 30, 2004, and an expected total reduction of $24 million for 2004.

For additional details on postretirement benefits, see Note 7, Retirement Benefits and Note 11, Implementation of New Accounting Standards.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

SFAS No. 143 became effective January 2003. It requires companies to record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives. As required by SFAS No. 71, we accounted for the implementation of this standard by recording regulatory assets and liabilities for regulated entities instead of a cumulative effect of a change in accounting principle.

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

If a reasonable estimate of fair value cannot be made in the period the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. Generally, transmission and distribution assets have indeterminate lives. Retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore, no liability has been recorded for these assets. Also, no liability has been recorded for assets that have insignificant cumulative disposal costs, such as substation batteries. The measurement of the ARO liabilities for Palisades and Big Rock are based on decommissioning studies, which largely utilize third-party cost estimates. For additional details on ARO, see Note 10, Asset Retirement Obligations.

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

                                     CMS-23

                                                          CMS Energy Corporation

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

Based on current projections, the current level of funds provided by the trusts is not adequate to fully fund the decommissioning of Big Rock or Palisades. This is due in part to the DOE's failure to accept the spent nuclear fuel on schedule, and lower returns on the trust funds. We are attempting to recover our additional costs for storing spent nuclear fuel through litigation. We will also seek additional relief from the MPSC. For additional details on nuclear decommissioning, see Note 3, Uncertainties, "Other Consumers' Electric Utility Uncertainties - Nuclear Plant Decommissioning" and "Nuclear Matters."

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

Our current financial plan includes controlling our operating expenses and capital expenditures, evaluating market conditions for financing opportunities, and selling assets that are not consistent with our strategy. The sale of assets is expected to generate cash in 2004; however, it is not critical to the maintenance of sufficient corporate liquidity. We believe our current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet our liquidity needs through 2005. We have not made a specific determination concerning the reinstatement of the payment of common stock dividends. The Board of Directors may reconsider or revise its dividend policy based upon certain conditions, including our results of operations, financial condition, and capital requirements, as well as other relevant factors.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2004, $909 million consolidated cash was on hand, which includes $213 million of restricted cash. For additional details on cash equivalents and restricted cash, see Note 1, Corporate Structure and Accounting Policies.

                                     CMS-24

                                                          CMS Energy Corporation

Our primary ongoing source of cash is dividends and other distributions from our subsidiaries, including proceeds from asset sales. For the first six months of 2004, Consumers paid $105 million in common stock dividends and Enterprises paid $133 million in common stock dividends and other distributions to CMS Energy.

SUMMARY OF CASH FLOWS:

                                                                        In Millions
-----------------------------------------------------------------------------------
Six months ended June 30                                 2004                  2003
-----------------------------------------------------------------------------------
Net cash provided by (used in):
   Operating activities                                  $ 481                 $147
   Investing activities                                   (214)                 292
   Financing activities                                   (276)                 125
Effect of exchange rates on cash                            (1)                   2
-----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     $ (10)                $566
===================================================================================

OPERATING ACTIVITIES:

For the six months ended June 30, 2004, net cash provided by operating activities increased $334 million compared to the six months ended June 30, 2003 primarily due to an increase in accounts payable and accrued expenses of $364 million. The increase in accounts payable is mainly a result of the purchase of natural gas at higher prices and fewer suppliers requiring advanced payments for gas purchases. Also, CMS ERM had a minimal change in accounts payable in 2004 versus a large decrease in 2003 resulting from the sale of the wholesale gas and power books. Accrued expenses increased as a result of the Revised FASB Interpretation No. 46 consolidation of the MCV Partnership and the FMLP, a smaller decrease in accrued taxes, and an increase in accrued refunds relating to our 2002-2003 GCR case and potential overrecoveries from our return to the PSCR process. For additional details regarding the PSCR process refer to "Electric Utility Business Uncertainties - PSCR" within this MD&A.

Additionally, net cash provided by operating activities increased as a result of a decrease in inventories of $83 million primarily resulting from gas sales at higher prices combined with lower volumes of gas purchased. This was offset by a greater increase in accounts receivable and accrued revenue of $43 million largely due to lower sales of accounts receivable resulting from our improved liquidity.

INVESTING ACTIVITIES:

For the six months ended June 30, 2004, net cash from investing activities decreased $506 million primarily due to a decrease in asset sale proceeds of $660 million. This change was offset by a decrease in capital expenditures of $24 million and a decrease in the amount of cash restricted of $155 million. In 2004, $12 million in cash was restricted compared to $167 million restricted in 2003. For additional details on restricted cash, see Note 1, Corporate Structure and Accounting Policies, "Cash Equivalents and Restricted Cash."

FINANCING ACTIVITIES:

For the six months ended June 30, 2004, net cash from financing activities decreased $401 million primarily due to a decrease of $397 million in net proceeds from borrowings. For additional details on long-term debt activity, see
Note 4, Financings and Capitalization.

                                     CMS-25

                                                          CMS Energy Corporation

OBLIGATIONS AND COMMITMENTS

REGULATORY AUTHORIZATION FOR FINANCINGS: Consumers issues short and long-term securities under the FERC's authorization. For additional details of Consumers' existing authorization, see Note 4, Financings and Capitalization.

LONG-TERM DEBT: The components of long-term debt are presented in Note 4, Financings and Capitalization.

SHORT-TERM FINANCINGS: At June 30, 2004, CMS Energy had $207 million available, Consumers had $376 million available, and the MCV Partnership had $50 million available in short-term credit facilities. The facilities are available for general corporate purposes, working capital, and letters of credit. As of August 3, 2004, CMS Energy obtained an amended and restated $300 million secured revolving credit facility to replace both their $190 million facility and $185 million letter of credit facility. As of August 3, 2004, Consumers obtained an amended and restated $500 million secured revolving credit facility to replace their $400 million facility. The amended facilities carry three-year terms and provide for lower interest rates. Additional details on short-term financings are presented in Note 4, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS:

Non-recourse Debt: Our share of unconsolidated debt associated with partnerships and joint ventures in which we have a minority interest is non-recourse and totals $1.491 billion at June 30, 2004. The reduction in this amount from March 31, 2004 is primarily due to the sale of Loy Yang, whose non-recourse debt totaled $1.226 billion. The timing of the payments of non-recourse debt only affects the cash flow and liquidity of the partnerships and joint ventures.

Sale of Accounts Receivable: Under a revolving accounts receivable sales program, we may sell up to $325 million of certain accounts receivable. For additional details, see Note 4, Financings and Capitalization.

CONTINGENT COMMITMENTS: Our contingent commitments include guarantees, indemnities, and letters of credit. Guarantees represent our guarantees of performance, commitments, and liabilities of our consolidated and unconsolidated subsidiaries, partnerships, and joint ventures. Indemnities are agreements to reimburse other companies, such as an insurance company, if those companies have to complete our contractual performance in a third-party contract. Banks, on our behalf, issue letters of credit guaranteeing payment to a third party. Letters of credit substitute the bank's credit for ours and reduce credit risk for the third-party beneficiary. We monitor and approve these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with these guarantees. Our off-balance sheet commitments at June 30, 2004, expire as follows:

                                     CMS-26

                                                          CMS Energy Corporation

Commercial Commitments                                                                                  In Millions
----------------------------------------------------------------------------------------------------------------------
                                                                             Commitment Expiration
----------------------------------------------------------------------------------------------------------------------
                                                                                                            2009 and
                                                     Total    2004     2005     2006     2007    2008        Beyond
----------------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Guarantees                                        $ 199    $  6    $  36     $  5      $ -     $ -        $ 152
   Surety bonds and other
      indemnifications (a)                              28       1        -        -        -       -           27
   Letters of Credit (b)                               235      23      184        5        5       5           13
----------------------------------------------------------------------------------------------------------------------
Total                                                $ 462    $ 30    $ 220     $ 10      $ 5     $ 5        $ 192
======================================================================================================================

(a) The surety bonds are continuous in nature. The need for the bonds is determined on an annual basis.

(b) At June 30, 2004, we had $169 million of cash held as collateral for letters of credit. The cash that collateralizes the letters of credit is included in Restricted cash on the Consolidated Balance Sheets.

DIVIDEND RESTRICTIONS: Under the provisions of its articles of incorporation, at June 30, 2004, Consumers had $396 million of unrestricted retained earnings available to pay common stock dividends. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. Consumers is also under an annual dividend cap of $190 million imposed by the MPSC during the current interim gas rate relief period. For the six months ended June 30, 2004, CMS Energy received $105 million of common stock dividends from Consumers.

Our amended and restated $300 million credit facility restricts payments of dividends on our common stock during a 12-month period to $75 million, dependent on the aggregate amounts of unrestricted cash and unused commitments under the facility.

For additional details on the cap on common stock dividends payable during the current interim gas rate relief period, see Note 3, Uncertainties, "Consumers' Gas Utility Rate Matters - 2003 Gas Rate Case."

OUTLOOK

CORPORATE OUTLOOK

During 2004, we are continuing to implement a utility-plus strategy that focuses on growing a healthy utility and divesting under-performing or other non-strategic assets. The strategy is designed to generate cash to pay down debt, reduce business risk, and provide for more predictable future operating revenues and earnings.

Consistent with our utility-plus strategy, we are pursuing the sale of non-strategic and under-performing assets. Some of these assets are recorded at estimates of their current fair value. Upon the sale of these assets, the proceeds realized may be different from the recorded values if market conditions have changed. Even though these assets have been identified for sale, we cannot predict when, nor make any assurance that, these sales will occur. We anticipate that the cash proceeds from these sales, if any, will be used to retire existing debt.

As we continue to implement our utility-plus strategy and further reduce our ownership of non-utility assets, the percentage of our future earnings relating to our larger equity method investments, including

                                     CMS-27

                                                          CMS Energy Corporation

Jorf Lasfar, may increase and our total future earnings may depend more significantly upon the performance of those investments. For additional details, see Note 8, Equity Method Investments.

ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, we expect electric deliveries to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base and economy. This growth rate includes both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion of manufacturing facilities. We experienced less growth than expected in 2003 as a result of cooler than normal summer weather and a decline in manufacturing activity in Michigan. In 2004, we project electric deliveries to grow approximately two percent. This short-term outlook for 2004 assumes higher levels of manufacturing activity than in 2003 and normal weather conditions during the remainder of the year.

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

      - response of the MPSC and Michigan legislature to electric industry restructuring issues,

      - ability to meet peak electric demand requirements at a reasonable cost, without market disruption,

      - ability to recover any of our net Stranded Costs under the regulatory policies being followed by the MPSC,

      - effects of lost electric supply load to alternative electric suppliers, and

      - status as an electric transmission customer instead of an electric transmission owner.

      Regulatory

      - effects of recommendations as a result of the August 14, 2003 blackout, including increased regulatory requirements and new legislation,

      - effects of the FERC supply margin assessment requirements for electric market-based rate authority,

      - responses from regulators regarding the storage and ultimate disposal of spent nuclear fuel, and

      - recovery of nuclear decommissioning costs. For additional details, see "Accounting for Nuclear Decommissioning Costs" within this MD&A.

                                     CMS-28

                                                          CMS Energy Corporation

      Other

      -     effects of commodity fuel prices such as natural gas and coal,

      -     pending litigation filed by PURPA qualifying facilities, and

      -     other pending litigation.

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

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.9 percent. As of June 30, 2004, we have incurred $489 million in capital expenditures to comply with these regulations and anticipate that the remaining $282 million of capital expenditures will be made between 2004 and 2009. These expenditures include installing catalytic reduction technology at some of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to purchase nitrogen oxide emissions credits for years 2004 through 2008. The cost of these credits is estimated to average $8 million per year and is accounted for as inventory.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek modification permits from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric plants and potentially pay fines. Additionally the viability of certain plants remaining in operation could be called into question.

The EPA has proposed a Clean Air Interstate Rule that would require additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. If implemented, this rule would potentially require expenditures equivalent to those efforts in progress required to reduce nitrogen oxide emissions under the Title I provisions of the Clean Air Act. The rule proposes a two-phase program to reduce emissions of sulfur dioxide by 70 percent and nitrogen oxides by 65 percent by 2015. Additionally, the EPA also proposed two alternative sets of rules to reduce emissions of mercury and nickel from coal-fired and oil-fired electric plants. Until the proposed environmental rules are finalized, an accurate cost of compliance cannot be determined.

Several bills have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases. We cannot predict whether any federal mandatory greenhouse gas

                                     CMS-29

                                                          CMS Energy Corporation

emission reduction rules ultimately will be enacted, or the specific requirements of any such rules if they were to become law.

To the extent that greenhouse gas emission reduction rules come into effect, such mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sectors. We cannot estimate the potential effect of United States federal or state level greenhouse gas policy on future consolidated results of operations, cash flows, or financial position due to the speculative nature of the policy. We stay abreast of and engage in the greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

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

COMPETITION AND REGULATORY RESTRUCTURING: Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition reduces profitability and threatens market share for generation services. As of January 1, 2002, the Customer Choice Act allowed all of our electric customers to buy electric generation service from us or from an alternative electric supplier. As a result, alternative electric suppliers for generation services have entered our market. As of July 2004, alternative electric suppliers are providing 858 MW of generation supply to ROA customers. This amount represents 11 percent of our distribution load and an increase of 49 percent compared to July 2003. Based on current trends, we predict load loss by year-end to be in the range of 900 MW to 1,100 MW. However, no assurance can be made that the actual load loss will not be greater or less than that range.

In July 2004, as a result of legislative hearings, several bills were introduced into the Michigan Senate that could change Michigan's Customer Choice Act. The proposals include:

      -     requiring that rates be based on cost of service,

      -     establishing a defined Stranded Cost calculation method,

      - allowing customers who stay with or switch to alternative electric suppliers after December 31, 2005 to return to utility services, and requiring them to pay current market rates upon return,

      - establishing reliability standards that all electric suppliers must follow,

      - requiring utilities and alternative suppliers to maintain a 15 percent power reserve margin,

      - creating a service charge to fund the Low Income and Energy Efficiency Fund,

      - giving kindergarten through twelfth-grade schools a discount of 10 percent to 20 percent on electric rates, and

      - authorizing a service charge payable by all customers for meeting Clean Air Act requirements.

Securitization: In March 2003, we filed an application with the MPSC seeking approval to issue additional Securitization bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of $554 million. We filed for rehearing and clarification on a number of features in the financing order. If and when the MPSC issues an order with favorable terms, then the order will become effective upon our acceptance.

                                     CMS-30

                                                          CMS Energy Corporation

Stranded Costs: To the extent we experience net Stranded Costs as determined by the MPSC, the Customer Choice Act allows us to recover such costs by collecting a transition surcharge from customers who switch to an alternative electric supplier. We cannot predict whether the Stranded Cost recovery method adopted by the MPSC will be applied in a manner that will offset fully any associated margin loss.

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

In March 2003, we filed an application with the MPSC seeking approval of net Stranded Costs incurred in 2002, and for approval of a net Stranded Cost recovery charge. Our net Stranded Costs incurred in 2002, including the cost of money, are estimated to be $47 million with the issuance of Securitization bonds that include Clean Air Act investments, or $104 million without the issuance of Securitization bonds that include Clean Air Act investments. Once the MPSC issues a final financing order on Securitization, we will know the amount of our request for net Stranded Cost recovery for 2002. In July 2004, the ALJ issued a proposal for decision in our 2002 net Stranded Cost case, which recommended that the MPSC find that we incurred net Stranded Costs of $12 million. This recommendation includes the cost of money through July 2004 and excludes Clean Air Act investments.

In April 2004, we filed an application with the MPSC seeking approval of net Stranded Costs incurred in 2003. We also requested interim relief for 2003 net Stranded Costs, but the ALJ declined to set a schedule that would allow consideration of the interim request. In July 2004, we revised our request for approval of 2003 Stranded Costs incurred, including the cost of money, to $69 million with the issuance of Securitization bonds that include Clean Air Act investments, or $128 million without the issuance of Securitization bonds that include Clean Air Act investments. In July 2004, the MPSC Staff issued a position on our 2003 net Stranded Cost application, which resulted in a Stranded Cost calculation of $52 million. The amount includes the cost of money, but excludes Clean Air Act investments.

We cannot predict how the MPSC will rule on our requests for the recovery of Stranded Costs. Therefore, we have not recorded regulatory assets to recognize the future recovery of such costs.

Implementation Costs: Following an appeal and remand of initial MPSC orders relating to 1999 implementation costs, the MPSC authorized the recovery of all previously approved implementation costs for the years 1997 through 2001 by surcharges on all customers' bills phased in as rate caps expire. Authorized recoverable implementation costs totaled $88 million. This total includes carrying costs through 2003. Additional carrying costs will be added until collection occurs. For additional information on rate caps, see "Rate Caps" within this section.

Our applications for $7 million of implementation costs for 2002 and $1 million for 2003 are presently pending approval by the MPSC. Included in the 2002 request is $5 million related to our former participation in the development of the Alliance RTO. Although we believe these implementation costs and associated cost of money are fully recoverable in accordance with the Customer Choice Act, we cannot predict the amounts the MPSC will approve as recoverable.

In addition to seeking MPSC approval for these costs, we are pursuing authorization at the FERC for the MISO to reimburse us for approximately $8 million, for implementation costs related to our former participation in the development of the Alliance RTO which includes the $5 million pending approval by

                                     CMS-31

                                                          CMS Energy Corporation

the MPSC as part of 2002 implementation costs recovery. These costs have generally either been expensed or approved as recoverable implementation costs by the MPSC. The FERC has denied our request for reimbursement and we are appealing the FERC ruling at the United States Court of Appeals for the District of Columbia. We cannot predict the outcome of the appeal process or the ultimate amount, if any, we will collect for Alliance RTO development costs.

Security Costs: The Customer Choice Act, as amended, allows for recovery of new and enhanced security costs, as a result of federal and state regulatory security requirements incurred before January 1, 2006. All retail customers, except customers of alternative electric suppliers, would pay these charges. In April 2004, we filed a security cost recovery case with the MPSC for $25 million of costs for which regulatory treatment has not yet been granted through other means. The requested amount includes reasonable and prudent security enhancements through December 31, 2005. As of June 30, 2004, we have $7 million in security costs recorded as a regulatory asset. The costs are for enhanced security and insurance because of federal and state regulatory security requirements imposed after the September 11, 2001 terrorist attacks. In July 2004, a settlement was reached with the parties to the case, which would provide for full recovery of the requested security costs over a five-year period beginning in 2004. We are presently awaiting approval from the MPSC. We cannot predict how the MPSC will rule on our request for the recoverability of security costs.

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

As a result, we may be unable to maintain our profit margins in our electric utility business during the rate cap periods. In particular, if we need to purchase power supply from wholesale suppliers while retail rates are capped, the rate restrictions may preclude full recovery of purchased power and associated transmission costs.

PSCR: The PSCR process provides for the reconciliation of actual power supply costs with power supply revenues. This process provides for recovery of all reasonable and prudent power supply costs actually incurred by us, including the actual cost for fuel, and purchased and interchange power. In September 2003, we submitted a PSCR filing to the MPSC that reinstates the PSCR process for customers whose rates are no longer frozen or capped as of January 1, 2004. The proposed PSCR charge allows us to recover a portion of our increased power supply costs from large commercial and industrial customers and, subject to the overall rate caps, from other customers. We estimate the recovery of increased power supply costs from large commercial and industrial customers to be approximately $30 million in 2004. As allowed under current regulation, we self-implemented the proposed PSCR charge on January 1, 2004. The revenues received from the PSCR charge are also subject to subsequent reconciliation at the end of the year after actual costs have been reviewed for reasonableness and prudence. We cannot predict the outcome of this reconciliation proceeding.

Special Contracts: We entered into multi-year electric supply contracts with certain industrial and commercial customers. The contracts provide electricity at specially negotiated prices, usually at a discount from tariff prices. As of July 2004, special contracts for approximately 630 MW of load are in place, most of which are in effect through 2005. These include, new special contracts with Dow Corning

                                     CMS-32

                                                          CMS Energy Corporation

and Hemlock Semi-Conductor for 101 MW of load, which received final approval from the MPSC in May 2004 and special contracts with several hospitals totaling 52 MW of load, which received approval from the MPSC in July 2004. We cannot predict whether additional special contracts will be necessary, advisable, or approved.

Transmission Sale: In May 2002, we sold our electric transmission system for $290 million to MTH. We are currently in arbitration with MTH regarding property tax items used in establishing the selling price of our electric transmission system. An unfavorable outcome could result in a reduction of sale proceeds previously recognized by approximately $2 million to $3 million.

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

The financial impact of such proceedings, rulemaking, and trends are not quantifiable currently. In addition, we are evaluating whether or not there may be impacts on electric reliability associated with the outcomes of these various transmission related proceedings. For example, Commonwealth Edison Company received approval from the FERC to join the PJM RTO effective May 1, 2004 and American Electric Power Service Corporation received approval from the FERC to join the PJM RTO effective October 1, 2004. These integrations could create different patterns of flow and power within the Midwest area and could affect adversely our ability to provide reliable service to our customers.

August 14, 2003 Blackout: On August 14, 2003, the electric transmission grid serving parts of the Midwest and the Northeast experienced a significant disturbance that impacted electric service to millions of homes and businesses. As a result, federal and state investigations regarding the cause of the blackout were conducted. These investigations resulted in the NERC and the U.S. and Canadian Power System Outage Task Force releasing electric operations recommendations. Few of the recommendations apply directly to us, since we are not a transmission owner. However, the recommendations could result in increased transmission costs to us and require upgrades to our distribution system. The financial impacts of these recommendations are not quantifiable currently.

We have complied with an MPSC order requiring Michigan utilities and transmission companies to submit a report concerning relay settings on their systems by May 10, 2004. In July 2004, the MPSC closed the docket concerning the investigation into the August 14, 2003 blackout. Also, we have complied with the FERC order requiring entities that own, operate, or control designated transmission facilities to report on their vegetation management practices by June 17, 2004. This FERC order affected a total of six miles of high voltage lines located on or adjacent to some generating plant properties.

For additional details and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 3, Uncertainties, "Consumers' Electric Utility Restructuring Matters," and "Consumers' Electric Utility Rate Matters."

UNIT OUTAGE: In June 2004, our 638 MW Karn Unit 4 facility located in Essexville, Michigan experienced a failure on the exciter. The exciter is a device that provides the magnetic field to the main

                                     CMS-33

                                                          CMS Energy Corporation

electric generator. Replacement of the exciter is expected to take several months. In the interim we have installed a temporary replacement, which is rented from Detroit Edison. However, under the agreement, Detroit Edison can recall the exciter at any time. To hedge against 235 MW of this risk and ensure adequate reserve margins during the summer peak periods, we have entered into two short-term capacity contracts. As of July 2004, the rented exciter has been installed and the Karn unit is operating effectively. The financial impacts of the unit outage are not currently quantifiable.

FERC SUPPLY MARGIN ASSESSMENT: In April 2004, the FERC adopted two new generation market power screens and modified measures to mitigate market power where it is found. The screens will apply to all initial market-based rate applications and reviews on an interim basis, which occur every three years. Based on preliminary reviews, we believe that we will pass the established screens.

PERFORMANCE STANDARDS: Electric distribution performance standards developed by the MPSC became effective in February 2004. The standards relate to restoration after outages, safety, and customer services. The MPSC order calls for financial penalties in the form of customer credits if the standards for the duration and frequency of outages are not met. We met or exceeded all approved standards for year-end results for both 2002 and 2003. As of June 2004, we are in compliance with the acceptable level of performance. We are a member of an industry coalition that has appealed the customer credit portion of the performance standards to the Michigan Court of Appeals. We cannot predict the likely effects of the financial penalties, if any, nor can we predict the outcome of the appeal. Likewise, we cannot predict our ability to meet the standards in the future or the cost of future compliance.

For additional details on performance standards, see Note 3, Uncertainties, "Consumers' Electric Utility Rate Matters - Performance Standards."

GAS UTILITY BUSINESS OUTLOOK

GROWTH: Over the next five years, we expect gas deliveries to grow at an average rate of less than one percent per year. Actual gas deliveries in future periods may be affected by:

      -     fluctuations in weather patterns,

      -     use by independent power producers,

      -     competition in sales and delivery,

      -     Michigan economic conditions,

      -     gas consumption per customer, and

      -     increases in gas commodity prices.

In February 2004, we filed an application with the MPSC for a Certificate of public convenience and necessity for the construction of a 25-mile gas transmission pipeline in northern Oakland County. The project is necessary to meet peak load beginning in the winter of 2005 through 2006. If we are unable to construct the pipeline due to local opposition, we will need to pursue more costly alternatives or possibly curtail serving the system's load growth in that area.

                                     CMS-34

                                                          CMS Energy Corporation

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

      Other

      -     pipeline integrity maintenance and replacement costs, and

      -     other pending litigation.

We sell gas to retail customers under tariffs approved by the MPSC. These tariffs measure the volume of gas delivered to customers (i.e. mcf). However, we purchase gas for resale on a heating value (i.e. Btu) basis. The Btu content of the gas purchased fluctuates and may result in customers using less gas for the same heating requirement. We fully recover our cost to purchase gas through the approved GCR. However, since the customer may use less gas on a volumetric basis, the revenue from the distribution charge (the non-gas cost portion of the customer bill) could be reduced. This could affect adversely our gas utility earnings. The amount of any possible earnings loss due to fluctuating Btu content in future periods cannot be estimated at this time.

In September 2002, the FERC issued an order rejecting our filing to assess certain rates for non-physical gas title tracking services we provide. In December 2003, the FERC ruled that no refunds were at issue and we reversed $4 million related to this matter. In January 2004, three companies filed with the FERC for clarification or rehearing of the FERC's December 2003 order. In April 2004, the FERC issued its Order Granting Clarification. In that Order, the FERC indicated that its December 2003 order was in error. It directed us to file within 30 days a fair and equitable title-tracking fee and to make refunds, with interest, to customers based on the difference between the accepted fee and the fee paid. In response to the FERC's April 2004 order, we filed a Request for Rehearing in May 2004. The FERC issued an Order Granting Rehearing for Further Consideration in June 2004. We expect the FERC to issue an order on the merits of this proceeding in the third quarter of 2004. We believe that with respect to the FERC jurisdictional transportation, we have not charged any customers title transfer fees, so no refunds are due. At this time, we cannot predict the outcome of this proceeding.

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

                                     CMS-35

                                                          CMS Energy Corporation

GAS COST RECOVERY: The MPSC is required by law to allow us to charge customers for our actual cost of purchased natural gas. The GCR process is designed to allow us to recover all of our gas costs; however, the MPSC reviews these costs for prudency in an annual reconciliation proceeding.

GCR YEAR 2002-2003: In March 2004, a settlement agreement was approved by the MPSC that resulted in a GCR disallowance of $11 million for the GCR period. For additional details, see Note 3, Uncertainties, "Consumers' Gas Utility Rate Matters - Gas Cost Recovery."

GCR YEAR 2003-2004: In June 2004, we filed a reconciliation of GCR for the 12-months ended March 2004. We proposed to refund to our customers $28 million of overrecovered gas cost, plus interest. The refund will be included in the 2004-2005 GCR plan year. The overrecovery includes the $11 million refund settlement for the 2002-2003 GCR year, as well as refunds received by us from our suppliers and required by the MPSC to be refunded to our customers.

GCR PLAN FOR YEAR 2004-2005: In December 2003, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2004 through March 2005. The second quarter GCR adjustment resulted in a GCR ceiling price of $6.57. In June 2004, the MPSC issued a final Order in our GCR plan approving a settlement, which included a quarterly mechanism for setting a GCR ceiling price. The mechanism did not change the current ceiling price of $6.57. Actual gas costs and revenues will be subject to an annual reconciliation proceeding. Our GCR factor for the billing month of August is $6.39 per mcf.

2003 GAS RATE CASE: In March 2003, we filed an application with the MPSC for a $156 million annual increase in our gas delivery and transportation rates that included a 13.5 percent return on equity. In September 2003, we filed an update to our gas rate case that lowered the requested revenue increase from $156 million to $139 million and reduced the return on common equity from 13.5 percent to 12.75 percent. The MPSC authorized an interim gas rate increase of $19 million annually. The interim increase is under bond and subject to refund if the final rate relief is a lesser amount. The interim increase order includes a $34 million reduction in book depreciation expense and related income taxes effective only during the period of interim relief. The MPSC order allowed us to increase our rates beginning December 19, 2003. As part of the interim rate order, Consumers agreed to restrict dividend payments to its parent company, CMS Energy, to a maximum of $190 million annually during the period of interim relief. On March 5, 2004, the ALJ issued a Proposal for Decision recommending that the MPSC not rely upon the projected test year data included in our filing, which was supported by the MPSC Staff and the ALJ further recommended that the application be dismissed. In response to the Proposal for Decision, the parties have filed exceptions and replies to exceptions. The MPSC is not bound by the ALJ's recommendation and will review the exceptions and replies to exceptions prior to issuing an order on final rate relief.

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. This case is not affected by the 2003 gas rate case interim increase order which reduced book depreciation expense and related income taxes only for the period that we receive the interim relief.

The June 2001 depreciation case filing was based on December 2000 plant balances and historical data. The December 2003 filing updates the gas depreciation case to include December 2002 plant balances. The proposed depreciation rates, if approved, would result in an annual increase of $12 million in depreciation expense based on December 2002 plant balances. In June 2004, the ALJ issued a Proposal for Decision recommending adoption of the Michigan Attorney General's proposal to reduce our annual depreciation expense by $52 million. In response to the Proposal for Decision, the parties filed exceptions

                                     CMS-36

                                                          CMS Energy Corporation

and are expected to file replies to exceptions. In our exceptions, we proposed alternative depreciation rates that would result in an annual decrease of $7 million in depreciation expense. The MPSC is not bound by the ALJ's recommendation and will review the exceptions and replies to exceptions prior to issuing an order on final depreciation rates.

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

We appealed the MPSC orders related to the code of conduct and sought a deferral of the orders until the appeal was complete. We also sought waivers available under the code of conduct to continue utility activities that provide approximately $50 million in annual electric and gas revenues. In October 2002, the MPSC denied waivers for three programs including the appliance service plan offered by us, which generated $34 million in gas revenue in 2003. In March 2004, the Michigan Court of Appeals upheld the MPSC's implementation of the code of conduct without modification. We filed an application for leave to appeal with the Michigan Supreme Court, but we cannot predict whether the Michigan Supreme Court will accept the case or the outcome of any appeal. In April 2004, the Michigan Governor signed legislation that allows us to remain in the appliance service business. In June 2004, the MPSC directed the parties to a pending complaint case involving Consumers to file briefs discussing whether the case is affected by the legislation.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The MCV Partnership estimates that the decision will result in a refund to the MCV Partnership of approximately $35 million in taxes plus $9 million of interest. The Michigan Tax Tribunal decision has been appealed to the Michigan Court of Appeals by the City of Midland and the MCV Partnership has filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2004. The MCV Partnership cannot predict the outcome of these proceedings; therefore, the above refund (net of approximately $15 million of deferred expenses) has not been recognized in year-to-date 2004 earnings.

ENTERPRISES OUTLOOK

INDEPENDENT POWER PRODUCTION: We plan to complete the restructuring of our IPP business by narrowing the focus of our operations to primarily North America and the Middle East/North Africa. We will continue to sell designated assets and investments that are under-performing or are not consistent with this focus.

CMS ERM: CMS ERM has streamlined its portfolio in order to reduce business risk and outstanding credit guarantees. Our future activities will be centered on fuel procurement activities and merchant power marketing in such a way as to optimize the earnings from our IPP generation assets.

                                     CMS-37

                                                          CMS Energy Corporation

CMS GAS TRANSMISSION: CMS Gas Transmission continues to narrow its scope of existing operations. We plan to continue to sell most of our international assets and businesses. Future operations will be conducted mainly in Michigan.

In July 2004, we entered into a definitive agreement to sell our interests in Parmelia and Goldfields to APT for approximately $208 million Australian (approximately $145 million in U.S. dollars). The sale is subject to customary closing conditions. We expect the sale to close in the third quarter of 2004.

In July 2003, CMS Gas Transmission completed the sale of CMS Field Services to Cantera Natural Gas, Inc. for gross cash proceeds of approximately $113 million, subject to post closing adjustments, and a $50 million face value note of Cantera Natural Gas, Inc., which is not included in our consolidated financial statements. The note is payable to CMS Energy for up to $50 million, subject to the financial performance of the Fort Union and Bighorn natural gas gathering systems from 2004 through 2008. The financial performance is dependent primarily on the number of new wells connected and transportation volumes, with certain EBITDA thresholds required to be achieved in order for us to receive payments on the note. There may not be enough new wells connected in 2004 to achieve the annual threshold and thus trigger a payment on the note for 2004.

UNCERTAINTIES: The results of operations and the financial position of our diversified energy businesses may be affected by a number of trends or uncertainties. Those that could have a material impact on our income, cash flows, or balance sheet and credit improvement include:

      - our ability to sell or to improve the performance of assets and businesses in accordance with our business plan,

      - changes in exchange rates or in local economic or political conditions, particularly in Argentina, Venezuela, Brazil, and the Middle East,

      - changes in foreign laws or in governmental or regulatory policies that could reduce significantly the tariffs charged and revenues recognized by certain foreign subsidiaries, or increase expenses,

      - imposition of stamp taxes on South American contracts that could increase project expenses substantially,

      - impact of any future rate cases, FERC actions, or orders on regulated businesses,

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

                                     CMS-38

                                                          CMS Energy Corporation

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

We determined that we are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. In addition, the FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. As such, we consolidated their assets, liabilities, and activities into our financial statements for the first time as of and for the quarter ended March 31, 2004. These partnerships have third-party obligations totaling $728 million at June 30, 2004. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $1.453 billion at June 30, 2004. The creditors of these partnerships do not have recourse to the general credit of CMS Energy.

At December 31, 2003, we determined that we are the primary beneficiary of three other entities that are determined to be variable interest entities. We have 50 percent partnership interest in the T.E.S. Filer City Station Limited Partnership, the Grayling Generating Station Limited Partnership, and the Genesee Power Station Limited Partnership. Additionally, we have operating and management contracts and are the primary purchaser of power from each partnership through long-term power purchase agreements. Collectively, these interests make us the primary beneficiary as defined by the Interpretation. Therefore, we consolidated these partnerships into our consolidated financial statements for the first time as of December 31, 2003. These partnerships have third-party obligations totaling $118 million at June 30, 2004. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $169 million as of June 30, 2004. Other than outstanding letters of credit and guarantees of $5 million, the creditors of these partnerships do not have recourse to the general credit of CMS Energy.

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

We are not required to restate prior periods for the impact of this accounting change.

Additionally, we have variable interest entities in which we are not the primary beneficiary. FASB Interpretation No. 46 requires us to disclose certain information about these entities. The chart below details our involvement in these entities at June 30, 2004:

                                     CMS-39

                                                          CMS Energy Corporation

                                                                        Investment                              Total
Name (Ownership     Nature of the                       Involvement      Balance        Operating Agreement   Generating
  Interest)            Entity            Country            Date       (In Millions)      with CMS Energy      Capacity
------------------------------------------------------------------------------------------------------------------------
                     Generator         United Arab
Taweelah (40%)                         Emirates             1999          $  93                 Yes              777 MW

                     Generator -
                     Under             Saudi
Jubail (25%)         Construction      Arabia               2001          $   -                 Yes              250 MW

                     Generator -
                     Under             United Arab
Shuweihat (20%)      Construction      Emirates             2001          $ (16)(a)             Yes            1,500 MW
------------------------------------------------------------------------------------------------------------------------
Total                                                                     $  77                                2,527 MW
========================================================================================================================

(a) At June 30, 2004, we carried a negative investment in Shuweihat. The balance is comprised of our investment of $3 million reduced by our proportionate share of the negative fair value of derivative instruments of $19 million. We are required to record the negative investment due to our future commitment to make an equity investment in Shuweihat.

Our maximum exposure to loss through our interests in these variable interest entities is limited to our investment balance of $77 million, and letters of credit, guarantees, and indemnities relating to Taweelah and Shuweihat totaling $129 million. Included in that total is a letter of credit relating to our required initial investment in Shuweihat of $70 million. We plan to contribute our initial investment when the project becomes commercially operational in 2004.

FASB STAFF POSITION, NO. SFAS 106-2, ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT, AND MODERNIZATION ACT OF 2003: The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is exempt from federal taxation, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. At December 31, 2003, we elected a one-time deferral of the accounting for the Act, as permitted by FASB Staff Position, No. SFAS 106-1.

The final FASB Staff Position, No. SFAS 106-2 supersedes FASB Staff Position, No. SFAS 106-1 and provides further accounting guidance. FASB Staff Position, No. SFAS 106-2 states that for plans that are actuarially equivalent to Medicare Part D, employers' measures of accumulated postretirement benefit obligations and postretirement benefit costs should reflect the effects of the Act.

We believe our plan is actuarially equivalent to Medicare Part D and have incorporated retroactively the effects of the subsidy into our financial statements as of June 30, 2004, in accordance with FASB Staff Position, No. SFAS 106-2. We remeasured our obligation as of December 31, 2003 to incorporate the impact of the Act, which resulted in a reduction to the accumulated postretirement benefit obligation of $158 million. The remeasurement resulted in a reduction of OPEB cost of $6 million for the three months ended June 30, 2004, $12 million for the six months ended June 30, 2004, and an expected total reduction of $24 million for 2004. Consumers capitalizes a portion of OPEB cost in accordance with regulatory accounting. As such, the remeasurement resulted in a net reduction of OPEB expense of $4 million, or

                                     CMS-40

                                                          CMS Energy Corporation

$0.03 per share, for the three months ended June 30, 2004, $9 million, or $0.05 per share, for the six months ended June 30, 2004, and an expected total net expense reduction of $17 million for 2004.

EITF NO. 03-6, PARTICIPATING SECURITIES AND THE TWO-CLASS METHOD UNDER SFAS NO. 128: EITF No. 03-6, effective June 30, 2004, addresses the treatment of participating securities in earnings per share calculations. This EITF defines participating securities and describes their treatment using a two-class method of calculating earnings per share. Since we have not issued any participating securities, as defined by EITF No. 03-6 and SFAS No. 128, there was no impact on earnings per share upon adoption.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

PROPOSED EITF NO. 04-8, THE EFFECT OF CONTINGENTLY CONVERTIBLE DEBT ON DILUTED EARNINGS PER SHARE: The Issue addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share calculations. At its July 1, 2004 meeting, the EITF reached a consensus that contingently convertible debt instruments should be included in the diluted earnings per share computation (if dilutive) regardless of whether the market price trigger or other contingent features have been met.

We currently have a contingently convertible debt instrument and a contingently convertible preferred stock instrument outstanding. Both securities include similar contingent conversion provisions. Including the dilutive effect of these instruments could reduce our diluted earnings per share. For further information on these securities, refer to Note 4, Financings and Capitalization, "Contingently Convertible Securities."

The proposed Issue is open for public comment and will be discussed by the EITF at its September 2004 meeting. The tentative effective date for this EITF Issue is for reporting periods ending after December 15, 2004. Prior period earnings per share amounts would be required to be restated.

                                     CMS-41

                             CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           RESTATED              RESTATED
JUNE 30                                                           2004       2003       2004       2003
---------------------------------------------------------------------------------------------------------
                                                                    In Millions, Except Per Share Amounts
OPERATING REVENUE                                                $ 1,093   $  1,126    $ 2,847   $  3,094
EARNINGS FROM EQUITY METHOD INVESTEES                                 41         50         60         97
OPERATING EXPENSES
     Fuel for electric generation                                    184         98        356        206
     Purchased and interchange power                                  80        102        157        341
     Purchased power - related parties                                 -        124          -        260
     Cost of gas sold                                                263        298      1,024      1,135
     Other operating expenses                                        224        217        442        415
     Maintenance                                                      65         61        122        119
     Depreciation, depletion and amortization                        108         90        252        218
     General taxes                                                    62          7        136         76
     Assets impairment charges                                         -          3        125          9
                                                                 ----------------------------------------
                                                                     986      1,000      2,614      2,779
---------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                     148        176        293        412
OTHER INCOME (DEDUCTIONS)
     Accretion expense                                                (6)        (9)       (12)       (16)
     Gain (loss) on asset sales, net                                   1         (3)         3         (8)
     Interest and dividends                                            7          7         14         11
     Foreign currency gains (losses), net                             (3)         5         (6)        11
     Other income                                                     15          3         27          6
     Other expense                                                    (2)        (1)        (4)        (3)
                                                                 ----------------------------------------
                                                                      12          2         22          1
---------------------------------------------------------------------------------------------------------
FIXED CHARGES
     Interest on long-term debt                                      126        128        256        225
     Interest on long-term debt - related parties                     14          -         29          -
     Other interest                                                    7         11         12         18
     Capitalized interest                                             (1)        (3)        (3)        (5)
     Preferred dividends of subsidiaries                               1          1          2          1
     Preferred securities distributions                                -         18          -         36
                                                                 ----------------------------------------
                                                                     147        155        296        275
---------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                     13         23         19        138
INCOME TAX EXPENSE (BENEFIT)                                          (7)        34        (10)        73
MINORITY INTERESTS                                                     1          1         12          2
                                                                 ----------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              19        (12)        17         63
LOSS FROM DISCONTINUED OPERATIONS, NET OF $- AND $1
    TAX BENEFIT IN 2004 AND $3 AND $21 TAX EXPENSE IN 2003             -        (53)        (2)       (22)
                                                                 ----------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING        19        (65)        15         41
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING, NET OF $13
    TAX BENEFIT IN 2003:
         DERIVATIVES (NOTE 6)                                          -          -          -        (23)
         ASSET RETIREMENT OBLIGATIONS, SFAS NO. 143 (NOTE 10)          -          -          -         (1)
                                                                 ----------------------------------------
                                                                       -          -          -        (24)
                                                                 ----------------------------------------
NET INCOME (LOSS)                                                     19        (65)        15         17
PREFERRED DIVIDENDS                                                    3          -          6          -
                                                                 ----------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCK                      $    16   $    (65)   $     9   $     17
                                                                 ========================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-42

                                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                     RESTATED             RESTATED
JUNE 30                                                          2004       2003      2004      2003
------------------------------------------------------------------------------------------------------
                                                                 In Millions, Except Per Share Amounts
CMS ENERGY
             NET INCOME (LOSS)
              Net Income (Loss) Available to Common Stock       $    16   $    (65)  $    9   $     17
                                                                ======================================
             BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE
              Income (Loss) from Continuing Operations          $  0.10   $  (0.08)  $ 0.07   $   0.43
              Loss from Discontinued Operations                       -      (0.37)   (0.01)     (0.15)
              Loss from Changes in Accounting                         -          -        -      (0.16)
                                                                --------------------------------------
              Net Income (Loss) Attributable to Common Stock    $  0.10   $  (0.45)  $ 0.06   $   0.12
                                                                ======================================
             DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE
              Income (Loss) from Continuing Operations          $  0.10   $  (0.08)  $ 0.07   $   0.43
              Loss from Discontinued Operations                       -      (0.37)   (0.01)     (0.14)
              Loss from Changes in Accounting                         -             -     -      (0.15)
                                                                --------------------------------------
              Net Income (Loss) Attributable to Common Stock    $  0.10   $  (0.45)  $ 0.06   $   0.14
                                                                ======================================
             DIVIDENDS DECLARED PER COMMON SHARE                $     -   $      -   $    -   $      -
------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-43

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   RESTATED
JUNE 30                                                                      2004        2003
-----------------------------------------------------------------------------------------------
                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $    15   $        17
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $3, respectively)                           252           218
        Loss on disposal of discontinued operations                               1            49
        Asset impairments (Note 2)                                              125             9
        Capital lease and debt discount amortization                             14            12
        Accretion expense                                                        12            16
        Bad debt expense                                                          5             8
        Undistributed earnings from related parties                             (44)          (69)
        Loss (gain) on the sale of assets                                        (3)            8
        Cumulative effect of accounting changes                                   -            24
        Changes in other assets and liabilities:
           Increase in accounts receivable and accrued revenues                (112)          (69)
           Decrease (increase) in inventories                                    81            (2)
           Increase (decrease) in accounts payable and accrued expenses          66          (298)
           Deferred income taxes and investment tax credit                       44           169
           Decrease in other assets                                              16            91
           Increase (decrease) in other liabilities                               9           (36)
                                                                            ---------------------
          Net cash provided by operating activities                         $   481   $       147
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)         $  (237)  $      (261)
  Cost to retire property                                                       (37)          (35)
  Restricted cash                                                               (12)         (167)
  Investment in Electric Restructuring Implementation Plan                       (3)           (4)
  Investments in nuclear decommissioning trust funds                             (3)           (3)
  Proceeds from nuclear decommissioning trust funds                              23            18
  Maturity of MCV restricted investment securities held-to-maturity             300             -
  Purchase of MCV restricted investment securities held-to-maturity            (300)            -
  Proceeds from sale of assets                                                   66           726
  Other investing                                                               (11)           18
                                                                            ---------------------
          Net cash provided by (used in) investing activities               $  (214)  $       292
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                      $     9   $     1,449
  Retirement of bonds and other long-term debt                                 (274)         (830)
  Payment of preferred stock dividends                                           (6)            -
  Decrease in notes payable                                                       -          (487)
  Payment of capital lease obligations                                           (5)           (7)
                                                                            ---------------------
          Net cash provided by (used in) financing activities               $  (276)  $       125
-------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                 (1)            2
-------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        $   (10)  $       566
CASH AND CASH EQUIVALENTS FROM EFFECT OF REVISED FASB INTERPRETATION NO. 46     174             -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  532           351
                                                                            ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   696   $       917
=================================================================================================

                                     CMS-44

                                                                              SIX MONTHS ENDED
                                                                                  RESTATED
JUNE 30                                                                       2004      2003
----------------------------------------------------------------------------------------------
                                                                                In Millions
OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES
CASH TRANSACTIONS
  Interest paid (net of amounts capitalized)                                 $  246   $    233
  Income taxes paid (net of refunds)                                              -        (33)
  OPEB cash contribution                                                         33         40
NON-CASH TRANSACTIONS
  Other assets placed under capital leases                                   $    1   $     10
==============================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-45

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                                JUNE 30
                                                                     JUNE 30                     2003
                                                                      2004      DECEMBER 31    RESTATED
                                                                   (UNAUDITED)     2003       (UNAUDITED)
---------------------------------------------------------------------------------------------------------
                                                                                 In Millions
PLANT AND PROPERTY (AT COST)
  Electric utility                                                  $   7,776   $     7,600   $     7,465
  Gas utility                                                           2,898         2,875         2,805
  Enterprises                                                           3,392           895           706
  Other                                                                    28            32            37
                                                                    -------------------------------------
                                                                       14,094        11,402        11,013
  Less accumulated depreciation, depletion and amortization             5,958         4,846         4,777
                                                                    -------------------------------------
                                                                        8,136         6,556         6,236
  Construction work-in-progress                                           392           388           438
                                                                    -------------------------------------
                                                                        8,528         6,944         6,674
---------------------------------------------------------------------------------------------------------
INVESTMENTS
  Enterprises                                                             754           724           740
  Midland Cogeneration Venture Limited Partnership                          -           419           422
  First Midland Limited Partnership                                         -           224           263
  Other                                                                    24            23             2
                                                                    -------------------------------------
                                                                          778         1,390         1,427
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents at cost, which approximates market            696           532           917
  Restricted cash                                                         213           201           205
  Accounts receivable, notes receivable and accrued revenue, less
    allowances of $28, $29 and $17, respectively                          531           367           473
  Accounts receivable - Energy Resource Management,
    less allowances of $10, $11 and $9, respectively                       36            36           145
  Accounts receivable and notes receivable - related parties               60            73           182
  Inventories at average cost:
    Gas in underground storage                                            665           741           460
    Materials and supplies                                                107           110           102
    Generating plant fuel stock                                            60            41            42
  Assets held for sale                                                     14            24            79
  Price risk management assets                                             99           102           101
  Regulatory assets                                                        19            19            19
  Derivative instruments                                                  114             2             2
  Prepayments and other                                                   238           246           308
                                                                    -------------------------------------
                                                                        2,852         2,494         3,035
---------------------------------------------------------------------------------------------------------
NON-CURRENT ASSETS
  Regulatory Assets
    Securitized costs                                                     627           648           669
    Postretirement benefits                                               151           162           174
    Abandoned Midland Project                                              10            10            11
    Other                                                                 318           266           255
  Assets held for sale                                                      -             2           213
  Price risk management assets                                            192           177           213
  Nuclear decommissioning trust funds                                     559           575           553
  Prepaid pension costs                                                   378           388             -
  Goodwill                                                                 23            25            36
  Notes receivable - related parties                                      231           242           147
  Notes receivable                                                        125           125           126
  Other                                                                   535           390           406
                                                                    -------------------------------------
                                                                        3,149         3,010         2,803
                                                                    -------------------------------------
TOTAL ASSETS                                                        $  15,307   $    13,838   $    13,939
=========================================================================================================

                                     CMS-46

STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                                                      JUNE 30
                                                                         JUNE 30                       2003
                                                                          2004       DECEMBER 31     RESTATED
                                                                       (UNAUDITED)      2003        (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                     In Millions
CAPITALIZATION
  Common stockholders' equity
    Common stock, authorized 350.0 shares; outstanding 161.3 shares,
      161.1 shares and 144.1 shares, respectively                       $       2    $         2    $         1
    Other paid-in-capital                                                   3,848          3,846          3,608
    Accumulated other comprehensive loss                                     (313)          (419)          (690)
    Retained deficit                                                       (1,835)        (1,844)        (1,783)
                                                                        ---------------------------------------
                                                                            1,702          1,585          1,136
  Preferred stock of subsidiary                                                44             44             44
  Preferred stock                                                             261            261              -
  Company-obligated convertible Trust Preferred Securities
    of subsidiaries                                                             -              -            393
  Company-obligated mandatorily redeemable Trust Preferred Securities
    of Consumers' subsidiaries                                                  -              -            490

  Long-term debt                                                            5,816          6,020          6,062
  Long-term debt - related parties                                            684            684              -
  Non-current portion of capital and finance lease obligations                338             58            119
                                                                        ---------------------------------------
                                                                            8,845          8,652          8,244
---------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS                                                            740             73             43
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt, capital and finance leases               903            519            544
  Accounts payable                                                            358            296            334
  Accounts payable - Energy Resource Management                                21             21             52
  Accounts payable - related parties                                            2             40             47
  Accrued interest                                                            170            130            126
  Accrued taxes                                                               239            285            180
  Liabilities held for sale                                                     2              2             66
  Price risk management liabilities                                            93             89             93
  Current portion of purchase power contracts                                  13             27             26
  Current portion of gas supply contract obligations                           30             29             28
  Deferred income taxes                                                        29             27             32
  Other                                                                       301            185            185
                                                                        ---------------------------------------
                                                                            2,161          1,650          1,713
---------------------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Regulatory Liabilities
    Cost of removal                                                         1,016            983            950
    Income taxes, net                                                         321            312            313
    Other                                                                     165            172            155
  Postretirement benefits                                                     252            265            791
  Deferred income taxes                                                       651            615            487
  Deferred investment tax credit                                               82             85             87
  Asset retirement obligation                                                 407            359            364
  Liabilities held for sale                                                     -              -             45
  Price risk management liabilities                                           188            175            206
  Gas supply contract obligations                                             190            208            221
  Power purchase agreement - MCV Partnership                                    -              -             14
  Other                                                                       289            289            306
                                                                        ---------------------------------------
                                                                            3,561          3,463          3,939
---------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 4)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                          $  15,307    $    13,838    $    13,939
===============================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-47

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                      RESTATED               RESTATED
JUNE 30                                                                           2004       2003       2004       2003
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                In Millions
COMMON STOCK
  At beginning and end of period                                                 $     2   $      1   $     2   $         1
---------------------------------------------------------------------------------------------------------------------------
OTHER PAID-IN CAPITAL
  At beginning of period                                                           3,846      3,605     3,846         3,605
  Common stock reacquired                                                             (1)        (1)       (1)           (1)
  Common stock issued                                                                  3          4         3             4
                                                                                 ------------------------------------------
      At end of period                                                             3,848      3,608     3,848         3,608
---------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Minimum Pension Liability
    At beginning of period                                                             -       (241)        -          (241)
    Minimum pension liability adjustments (a)                                          -        (20)        -           (20)
                                                                                 ------------------------------------------
        At end of period                                                               -       (261)        -          (261)
                                                                                 ------------------------------------------
  Investments
    At beginning of period                                                             9          2         8             2
    Unrealized gain (loss) on investments (a)                                         (1)         3         -             3
                                                                                 ------------------------------------------
        At end of period                                                               8          5         8             5
                                                                                 ------------------------------------------
  Derivative Instruments
    At beginning of period                                                           (13)       (29)       (8)          (31)
    Unrealized gain (loss) on derivative instruments (a)                              22        (14)       19            (7)
    Reclassification adjustments included in consolidated net income (loss) (a)       (3)        21        (5)           16
                                                                                 ------------------------------------------
        At end of period                                                               6        (22)        6           (22)
                                                                                 ------------------------------------------
  Foreign Currency Translation
    At beginning of period                                                          (313)      (445)     (419)         (458)
    Change in foreign currency translation (a)                                       (14)        33        92            46
                                                                                 ------------------------------------------
        At end of period                                                            (327)      (412)     (327)         (412)
                                                                                 ------------------------------------------
    At end of period                                                                (313)      (690)     (313)         (690)
---------------------------------------------------------------------------------------------------------------------------
RETAINED DEFICIT
  At beginning of period                                                          (1,851)    (1,718)   (1,844)       (1,800)
  Net income (loss) (a)                                                               19        (65)       15            17
  Preferred stock dividends declared                                                  (3)         -        (6)            -
  Common stock dividends declared                                                      -          -         -             -
                                                                                 ------------------------------------------
        At end of period                                                          (1,835)    (1,783)   (1,835)       (1,783)
                                                                                 ------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY                                                $ 1,702   $  1,136   $ 1,702   $     1,136
===========================================================================================================================
(A)  DISCLOSURE OF OTHER COMPREHENSIVE INCOME (LOSS):
         Minimum Pension Liability
           Minimum pension liability adjustments, net of tax benefit of
            $-, $(10), $- and $(10), respectively                                $     -   $    (20)  $     -   $       (20)
         Investments
           Unrealized gain (loss) on investments, net of tax of $-, $1,
             $- and $1, respectively                                                  (1)         3         -             3
         Derivative Instruments
           Unrealized loss on derivative instruments, net of tax (tax benefit)
             of $2, $(3), $7 and $2, respectively                                     22        (14)       19            (7)
           Reclassification adjustments included in net income (loss),
             net of tax (tax benefit) of $(2), $14, $(3) and $11, respectively        (3)        21        (5)           16
       Foreign currency translation, net                                             (14)        33        92            46
       Net income (loss)                                                              19        (65)       15            17
                                                                                 ------------------------------------------
       Total Other Comprehensive Income (Loss)                                   $    23   $    (42)  $   121   $        55
                                                                                 ==========================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-48

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's Form 10-K/A for the year ended December 31, 2003. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

RESTATEMENT OF 2003 FINANCIAL STATEMENTS

Our financial statements as of and for the three and six months ended June 30, 2003, as presented in this Form 10-Q, have been restated for the following matters that were disclosed previously in Note 19, Quarterly Financial and Common Stock Information (Unaudited), in our 2003 Form 10-K/A:

      - International Energy Distribution, which includes SENECA and CPEE, is no longer considered "discontinued operations," due to a change in our expectations as to the timing of the sales,

      - certain derivative accounting corrections at our equity affiliates, and

      - the net loss recorded in the second quarter of 2003 relating to the sale of Panhandle, reflected as Discontinued Operations, was understated by approximately $14 million, net of tax.

1:  CORPORATE STRUCTURE AND ACCOUNTING POLICIES

CORPORATE STRUCTURE: CMS Energy is an integrated energy company with a business strategy focused primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including: independent power production and natural gas transmission, storage and processing. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CMS Energy, Consumers, Enterprises, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with Revised FASB Interpretation No. 46. The primary beneficiary of a variable interest entity is the party that absorbs or receives a majority of the entity's expected losses or expected residual returns or both as a result of holding variable interests, which are ownership, contractual, or other economic interests. In 2004, we consolidated the MCV

                                     CMS-49

                                                          CMS Energy Corporation

Partnership and the FMLP in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 11, Implementation of New Accounting Standards. We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. Intercompany transactions and balances have been eliminated.

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

CASH EQUIVALENTS AND RESTRICTED CASH: All highly liquid investments with an original maturity of three months or less are considered cash equivalents. At June 30, 2004, our restricted cash on hand was $213 million. Restricted cash primarily includes cash collateral for letters of credit to satisfy certain debt agreements and cash dedicated for repayment of Securitization bonds. It is classified as a current asset as the related letters of credit mature within one year and the payments on the related Securitization bonds occur within one year.

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

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. Debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale. Our debt securities are classified as held-to-maturity securities and are reported at cost. Our investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are determined to be other than temporary. Unrealized gains or losses resulting

                                     CMS-50

                                                          CMS Energy Corporation

from changes in the fair value of our nuclear decommissioning investments are reflected in Regulatory Liabilities. The fair value of our equity securities is determined from quoted market prices. For additional details regarding financial instruments, see Note 6, Financial and Derivative Instruments.

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

NUCLEAR FUEL COST: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of June 30, 2004, we have recorded a liability to the DOE for $140 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates. For additional details on disposal of spent nuclear fuel, see Note 3, Uncertainties, "Other Consumers' Electric Utility Uncertainties - Nuclear Matters."

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                              In Millions
-----------------------------------------------------------------------------------------
                                                   Three Months Ended    Six Months Ended
                                                   --------------------------------------
June 30                                            2004          2003    2004        2003
-----------------------------------------------------------------------------------------
Other income
        Interest and dividends - related parties   $  1          $  1    $  2        $  2
        PA141 Return on capital expenditures          9             -      18           -
        Electric restructuring return                 1             2       3           3
        Investment sale gain                          1             -       1           -
        All other                                     3             -       3           1
-----------------------------------------------------------------------------------------
Total other income                                 $ 15          $  3    $ 27        $  6
=========================================================================================

                                     CMS-51

                                                          CMS Energy Corporation

                                                                              In Millions
-----------------------------------------------------------------------------------------
                                                   Three Months Ended    Six Months Ended
                                                   --------------------------------------
June 30                                            2004          2003    2004        2003
-----------------------------------------------------------------------------------------
Other expense
         Loss on SERP investment                   $ (1)         $  -    $ (1)       $ (1)
         Civic and political expenditures             -             -      (1)         (1)
         All other                                   (1)           (1)     (2)         (1)
-----------------------------------------------------------------------------------------
Total other expense                                $ (2)         $ (1)   $ (4)       $ (3)
=========================================================================================

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

2: DISCONTINUED OPERATIONS, OTHER ASSET SALES, IMPAIRMENTS, AND RESTRUCTURING

Our continued focus on financial improvement has led to discontinuing operations, completing many asset sales, impairing some assets, and incurring costs to restructure our business. Gross cash proceeds received from the sale of assets totaled $66 million for the six months ended June 30, 2004 and $726 million for the six months ended June 30, 2003.

                                     CMS-52

                                                          CMS Energy Corporation

DISCONTINUED OPERATIONS

We have discontinued the following operations:

                                                              In Millions
-----------------------------------------------------------------------------
                                    Pretax     After-tax
 Business/Project   Discontinued   Gain(Loss)  Gain(Loss)        Status
-----------------------------------------------------------------------------
CMS Viron           June 2002      $     (14)  $      (9)      Sold June 2003
Panhandle           December 2002        (39)        (44)      Sold June 2003
CMS Field Services  December 2002         (5)         (1)      Sold July 2003
Marysville          June 2003              2           1   Sold November 2003
Parmelia (a)        December 2003         --          --        Held for sale
-----------------------------------------------------------------------------

(a) We expect the sale of Parmelia to occur in 2004. In December 2003, we reduced the carrying amount of our Parmelia business by $26 million to reflect fair value. This after-tax loss was reported in discontinued operations in December 2003.

At June 30, 2004, "Assets held for sale" includes Parmelia. At December 31, 2003, "Assets held for sale" includes Parmelia, Bluewater Pipeline, and our investment in the American Gas Index Fund. At June 30, 2003, "Assets held for sale" includes CMS Field Services, Marysville, and Parmelia. The major classes of assets and liabilities held for sale on our Consolidated Balance Sheet are as follows:

                                                                                       In Millions
---------------------------------------------------------------------------------------------------
                                                                                        Restated
                                                  June 30, 2004   December 31, 2003   June 30, 2003
---------------------------------------------------------------------------------------------------
Assets
      Cash                                        $           8   $               7   $           2
      Accounts receivable                                     3                   2              71
      Property, plant and equipment - net                     -                   2             197
      Other                                                   3                  15              22
---------------------------------------------------------------------------------------------------
      Total assets held for sale                  $          14   $              26   $         292
===================================================================================================
Liabilities
      Accounts payable                            $           1   $               2   $          61
      Minority interest                                       -                   -              44
      Other                                                   1                   -               6
---------------------------------------------------------------------------------------------------
      Total liabilities held for sale             $           2   $               2   $         111
===================================================================================================

                                     CMS-53

                                                          CMS Energy Corporation

The following amounts are reflected in the Consolidated Statements of Income, in the Loss From Discontinued Operations line:

                                                                  In Millions
-----------------------------------------------------------------------------
                                                                   Restated
Three months ended June 30                            2004           2003
-----------------------------------------------------------------------------
Revenues                                              $        5   $      250
=============================================================================
Discontinued operations:
 Pretax income from discontinued operations           $        -   $        6
 Income tax expense                                            -            4
                                                      -----------------------
 Income from discontinued operations                           -            2

 Pretax loss on disposal of discontinued operations            -          (56)
 Income tax benefit                                            -           (1)
                                                      -----------------------
 Loss on disposal of discontinued operations                   -          (55)
-----------------------------------------------------------------------------
Loss from discontinued operations                     $        -   $      (53)
=============================================================================

                                                                  In Millions
-----------------------------------------------------------------------------
                                                                     Restated
Six months ended June 30                              2004             2003
-----------------------------------------------------------------------------
Revenues                                              $      10     $     496
=============================================================================
Discontinued operations:
 Pretax income (loss) from discontinued operations    $      (1)    $      46
 Income tax expense                                           -            19
                                                      -----------------------
 Income (loss) from discontinued operations                  (1)           27

 Pretax loss on disposal of discontinued operations          (2)          (47)
 Income tax expense (benefit)                                (1)            2
                                                      -----------------------
 Loss on disposal of discontinued operations                 (1)          (49)
-----------------------------------------------------------------------------
Loss from discontinued operations                     $      (2)    $     (22)
=============================================================================

The loss from discontinued operations includes a reduction in asset values, a provision for anticipated closing costs, and a portion of CMS Energy's interest expense. Interest expense of less than $1 million for the six months ended June 30, 2004 and $21 million for the six months ended June 30, 2003 has been allocated based on a ratio of the expected proceeds for the asset to be sold divided by CMS Energy's total capitalization of each discontinued operation times CMS Energy's interest expense.

OTHER ASSET SALES

Our other asset sales include the following non-strategic and under-performing assets. The impacts of these sales are included in "Gain (loss) on asset sales, net" in the Consolidated Statements of Income (Loss).

For the six months ended June 30, 2004, we sold the following assets that did not meet the definition of, and therefore were not reported as, discontinued operations:

                                     CMS-54

                                                          CMS Energy Corporation

                                                   In Millions
--------------------------------------------------------------
                                         Pretax      After-tax
Date sold         Business/Project        Gain          Gain
--------------------------------------------------------------
February    Bluewater Pipeline (a)         $      1   $      1
April       Loy Yang (b)                          -          -
May         American Gas Index fund (c)           1          1
Various     Other                                 1          -
--------------------------------------------------------------
            Total gain on asset sales      $      3   $      2
==============================================================

(a) Bluewater Pipeline is a 24.9 mile pipeline that extends from Marysville, Michigan to Armada, Michigan.

(b) In April 2004, we and our partners sold the 2,000 MW Loy Yang power plant and adjacent coal mine in Victoria, Australia for about A$3.5 billion ($2.6 billion in U.S. dollars), including A$145 million for the project equity. Our share of the proceeds, net of transaction costs and closing adjustments, was $44 million. In anticipation of the sale, we recorded an impairment in the first quarter as discussed in "Asset Impairments" within this Note.

(c) In May 2004, we sold our interest in the American Gas Index fund for $7 million.

For the six months ended June 30, 2003, we sold the following assets that did not meet the definition of, and therefore were not reported as, discontinued operations:

                                                   In Millions
--------------------------------------------------------------
                                        Pretax      After-tax
Date sold        Business/Project      Gain(Loss)  Gain(Loss)
--------------------------------------------------------------
January     CMS MST Wholesale Gas      $       (6)  $       (4)
March       CMS MST Wholesale Power             2            1
June        Guardian Pipeline                  (4)          (3)
--------------------------------------------------------------
            Total loss on asset sales  $       (8)  $       (6)
==============================================================

SUBSEQUENT EVENT: In July 2004, we entered into a definitive agreement to sell our interests in Parmelia and Goldfields to APT for approximately $208 million Australian (approximately $145 million in U.S. dollars). The sale is subject to customary closing conditions. We expect the sale to close in the third quarter of 2004.

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

                                     CMS-55

                                                          CMS Energy Corporation

The table below summarizes our asset impairments:

                                                                                    In Millions
-------------------------------------------------------------------------------------------------
Six months ended June 30              Pretax 2004   After-tax 2004   Pretax 2003   After-tax 2003
-------------------------------------------------------------------------------------------------
Asset impairments:
  Enterprises (a)                     $         -   $            -   $         7   $            4
  International Energy Distribution             -                -             2                1
  Loy Yang (b)                                125               81             -                -
-------------------------------------------------------------------------------------------------
Total asset impairments               $       125   $           81   $         9   $            5
=================================================================================================

(a) Primarily represents an impairment recorded to reflect the fair value of two generators.

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

The following tables shows the amount charged to expense for restructuring costs, the payments made, and the unpaid balance of accrued costs for the six months ended June 30, 2004 and June 30, 2003.

                                                                                  In Millions
------------------------------------------------------------------------------------------------
                                                     Involuntary        Lease
                                                     Termination     Termination      Total
------------------------------------------------------------------------------------------------
Beginning accrual balance, January 1, 2004          $            3   $         6   $           9
Expense                                                          -             -               -
Payments                                                        (1)           (2)             (3)
------------------------------------------------------------------------------------------------
Ending accrual balance at June 30, 2004             $            2   $         4   $           6
=================================================================================================



                                     CMS-56

                                                          CMS Energy Corporation

                                                                        In Millions
-----------------------------------------------------------------------------------
                                             Involuntary      Lease
                                             Termination   Termination     Total
-----------------------------------------------------------------------------------
Beginning accrual balance, January 1, 2003   $        12   $         8  $        20
Expense                                                3             -            3
Payments                                              (8)            -           (8)
-----------------------------------------------------------------------------------
Ending accrual balance at June 30, 2003      $         7   $         8  $        15
===================================================================================

3: UNCERTAINTIES

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

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The judge issued an opinion and order dated March 31, 2004 in connection with various pending motions, including plaintiffs' motion to amend the complaint and the motions to dismiss the complaint filed by CMS Energy, Consumers and other defendants. The judge directed plaintiffs to file an amended complaint under seal and ordered an expedited hearing on the motion to amend, which was held on May 12, 2004. At the hearing, the judge ordered plaintiffs to file a Second Amended Consolidated Class Action complaint deleting Counts III and

                                     CMS-57

                                                          CMS Energy Corporation

IV relating to purchasers of CMS PEPS, which the judge ordered dismissed with prejudice. Plaintiffs filed this complaint on May 26, 2004. CMS Energy, Consumers, and the individual defendants filed new motions to dismiss on June 21, 2004. A hearing on those motions occurred on August 2, 2004 and the judge has taken the matter under advisement. CMS Energy, Consumers and the individual defendants will defend themselves vigorously but cannot predict the outcome of this litigation.

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

In December 2003, during the continuing review by the special litigation committee, CMS Energy was served with a derivative complaint filed on behalf of the shareholder in the Circuit Court of Jackson County, Michigan in furtherance of his demands. The date for CMS Energy and other defendants to answer or otherwise respond to the complaint has been extended to September 1, 2004, subject to such further extensions as may be mutually agreed upon by the parties and authorized by the Court. CMS Energy cannot predict the outcome of this matter.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the Plan). The two cases, filed in July 2002 in United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. The judge issued an opinion and order dated March 31, 2004 in connection with the motions to dismiss filed by CMS Energy, Consumers and the individuals. The judge dismissed certain of the amended counts in the plaintiffs' complaint and denied CMS Energy's motion to dismiss the other claims in the complaint. CMS Energy, Consumers and the individual defendants filed answers to the amended complaint on May 14, 2004. A trial date has not been set, but is expected to be no earlier than late in 2005. CMS Energy and Consumers will defend themselves vigorously but cannot predict the outcome of this litigation.

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

GAS INDEX PRICE REPORTING LITIGATION: In August 2003, Cornerstone Propane Partners, L.P. (Cornerstone) filed a putative class action complaint in the United States District Court for the Southern District of New York against CMS Energy and dozens of other energy companies. The court ordered the Cornerstone complaint to be consolidated with similar complaints filed by Dominick Viola and Roberto Calle Gracey. The plaintiffs filed a consolidated complaint on January 20, 2004. The consolidated

                                     CMS-58

                                                          CMS Energy Corporation

complaint alleges that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contains two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. CMS Energy is no longer a defendant, however, CMS MST and CMS Field Services are named as defendants. (CMS Energy sold CMS Field Services to Cantera Natural Gas, Inc. but is required to indemnify Cantera Natural Gas, Inc. with respect to this action).

In a similar but unrelated matter, Texas-Ohio Energy, Inc. filed a putative class action lawsuit in the United States District Court for the Eastern District of California against a number of energy companies engaged in the sale of natural gas in the United States. CMS Energy is named as a defendant. The complaint alleges defendants entered into a price-fixing conspiracy by engaging in activities to manipulate the price of natural gas in California. The complaint contains counts alleging violations of the Sherman Act, Cartwright Act (a California statute), and the California Business and Profession Code relating to unlawful, unfair and deceptive business practices. There is currently pending in the Nevada federal district court a multi-district court litigation (MDL) matter involving seven complaints originally filed in various state courts in California. These complaints make allegations similar to those in the Texas-Ohio case regarding price reporting, although none contain a Sherman Act claim and some of the defendants in the MDL matter are also defendants in the Texas-Ohio case. Those defendants successfully argued to have the Texas-Ohio case transferred to the MDL proceeding. The plaintiff in the Texas-Ohio case agreed to extend the time for all defendants to answer or otherwise respond until May 28, 2004 and on that date a number of defendants filed motions to dismiss. In order to negotiate possible dismissal and/or substitution of defendants, CMS Energy and two other parent holding company defendants were given further extensions to answer or otherwise respond to the complaint until August 16, 2004.

Benscheidt v. AEP Energy Services, Inc., et al., a new class action complaint containing allegations similar to those made in the Texas-Ohio case, albeit limited to California state law claims, was filed in California state court in February 2004. CMS Energy and CMS MST are named as defendants. Defendants filed a notice to remove this action to California federal district court, which was granted, and had it transferred to the MDL proceeding in Nevada. However, the plaintiff is seeking to have the case remanded back to California and until the issue is resolved, no further action will be taken.

Three new, virtually identical actions were filed in San Diego Superior Court in July 2004, one by the County of Santa Clara (Santa Clara), one by the County of San Diego (San Diego) and one by the City of and County of San Francisco and the San Francisco City Attorney (collectively San Francisco). Defendants, consisting of a number of energy companies including CMS Energy, CMS MS&T, Cantera Natural Gas and Cantera Gas Company, are alleged to have engaged in false reporting of natural gas price and volume information and sham sales to artificially inflate natural gas retail prices in California. All three complaints allege claims for unjust enrichment and violations of the Cartwright Act, and the San Francisco action also alleges a claim for violation of the California Business and Profession Code relating to unlawful, unfair and deceptive business practices.

CMS Energy and the other CMS defendants will defend themselves vigorously, but cannot predict the outcome of these matters.

                                     CMS-59

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

            Environmental

      - increased capital expenditures and operating expenses for Clean Air Act compliance, and

      - potential environmental liabilities arising from various environmental laws and regulations, including potential liability or expense relating to the Michigan Natural Resources and Environmental Protection Acts, Superfund, and at former manufactured gas plant facilities.

            Restructuring

      - response of the MPSC and Michigan legislature to electric industry restructuring issues,

      - ability to meet peak electric demand requirements at a reasonable cost, without market disruption,

      - ability to recover any of our net Stranded Costs under the regulatory policies being followed by the MPSC,

      - effects of lost electric supply load to alternative electric suppliers, and

      - status as an electric transmission customer, instead of an electric transmission owner.

            Regulatory

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

      -     other pending litigation.

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air: The EPA and the state regulations require us to make significant capital expenditures estimated to be $771 million. As of June 30, 2004, we have incurred $489 million in capital expenditures to comply with the EPA regulations and anticipate that the remaining $282 million of capital expenditures will be made between 2004 and 2009. These expenditures include installing catalytic reduction technology at some of our coal-fired electric plants. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to the MPSC prudency hearing.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek modification permits from the EPA. We have received and responded to

                                     CMS-60

                                                          CMS Energy Corporation

information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

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

The EPA has proposed a Clean Air Interstate Rule that would require additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. If implemented, this rule would potentially require expenditures equivalent to those efforts in progress required to reduce nitrogen oxide emissions under the Title I provisions of the Clean Air Act. The rule proposes a two-phase program to reduce emissions of sulfur dioxide by 70 percent and nitrogen oxides by 65 percent by 2015. Additionally, the EPA also proposed two alternative sets of rules to reduce emissions of mercury and nickel from coal-fired and oil-fired electric plants. Until the proposed environmental rules are finalized, an accurate cost of compliance cannot be determined.

Several bills have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any such rules if they were to become law.

To the extent that greenhouse gas emission reduction rules come into effect, such mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sectors. We cannot estimate the potential effect of United States federal or state level greenhouse gas policy on future consolidated results of operations, cash flows or financial position due to the speculative nature of the policy. We stay abreast of and engage in the greenhouse gas policy developments, and will continue to assess and respond to their potential implications on our business operations.

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

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on past experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of June 30, 2004, we have recorded a liability for the minimum amount of our estimated Superfund liability.

                                     CMS-61

                                                          CMS Energy Corporation

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at the Ludington Pumped Storage facility. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities selling power to us filed a lawsuit in Ingham County Circuit Court. The lawsuit alleges that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. More specifically, the lawsuit alleges that we should be basing the energy charge calculation on the cost of more expensive eastern coal, rather than on the cost of the coal actually burned by us for use in our coal-fired generating plants. We believe we have been performing the calculation in the manner prescribed by the power purchase agreements, and have filed a request with the MPSC (as a supplement to the PSCR plan) that asks the MPSC to review this issue and to confirm that our method of performing the calculation is correct. We filed a motion to dismiss the lawsuit in the Ingham County Circuit Court due to the pending request at the MPSC concerning the PSCR plan case. In February 2004, the judge ruled on the motion and deferred to the primary jurisdiction of the MPSC. This ruling resulted in a dismissal of the circuit court case without prejudice. Although only eight qualifying facilities have raised the issue, the same energy charge methodology is used in the PPA with the MCV Partnership and in approximately 20 additional power purchase agreements with us, representing a total of 1,670 MW of electric capacity. The eight plaintiff qualifying facilities have appealed the dismissal of the circuit court case to the Michigan Court of Appeals. We cannot predict the outcome of this matter.

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

The following summarizes our status under the last three provisions of the Customer Choice Act. First, we chose to sell our interest in our transmission facilities to an independent transmission owner to comply with the Customer Choice Act; for additional details regarding the sale of the transmission facility, see "Transmission Sale" within this section. Second, in July 2002, the MPSC issued an order approving our plan to achieve the increased transmission capacity required under the Customer Choice

                                     CMS-62

                                                          CMS Energy Corporation

Act. We have completed the transmission capacity projects identified in the plan and have submitted verification of this fact to the MPSC. We believe we are in full compliance. Lastly, in September 2003, the MPSC issued an order finding that we are in compliance with the market power supply test set forth in the Customer Choice Act.

ELECTRIC ROA: The MPSC approved revised tariffs that establish the rates, terms, and conditions under which retail customers are permitted to choose an electric supplier. These revised tariffs allow ROA customers, upon as little as 30 days notice to us, to return to our generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial) ROA load reaches ten percent of our total load for that class of customers, then returning ROA customers for that class must give 60 days notice to return to our generation service at current tariff rates. However, we may not have capacity available to serve returning ROA customers that is sufficient or reasonably priced. As a result, we may be forced to purchase electricity on the spot market at higher prices than we can recover from our customers during the rate cap periods. We cannot predict the total amount of electric supply load that may be lost to alternative electric suppliers. As of July 2004, alternative electric suppliers are providing 858 MW of load. This amount represents 11 percent of the total distribution load and an increase of 49 percent compared to July 2003.

ELECTRIC RESTRUCTURING PROCEEDINGS: Below is a discussion of our electric restructuring proceedings. They are:

      -     Securitization,

      -     Stranded Costs,

      -     implementation costs,

      -     security costs, and

      -     transmission rates.

The following chart summarizes the filings with the MPSC. For additional details related to these proceedings, see related sections within this Note.

                                     CMS-63

                                                          CMS Energy Corporation

                   Years       Years       Requested
  Proceeding       Filed      Covered        Amounts                    Status
---------------------------------------------------------------------------------------------
Securitization   2003        N/A         $1.083 billion    Received order from the MPSC
                                                           authorizing the issuance of
                                                           Securitization bonds in the
                                                           amount of $554 million.  Pending
                                                           MPSC order resolving outstanding
                                                           issues.

Stranded Costs   2002-2004   2000-2003   $137 million (a)  MPSC ruled that we experienced
                                                           zero Stranded Costs for 2000
                                                           through 2001, which we are
                                                           appealing.  Filings for 2002 and
                                                           2003 in the amount of $116
                                                           million are still pending MPSC
                                                           approval.

Implementation   1999-2004   1997-2003   $91 million (b)   MPSC allowed $68 million for the
Costs                                                      years 1997-2001, plus $20 million
                                                           for the cost of money through
                                                           2003.  Implementation cost
                                                           filings for 2002 and 2003 in the
                                                           amount of $8 million, which
                                                           includes the cost of money
                                                           through 2003, are still pending
                                                           MPSC approval.

Security Costs   2004        2001-2005   $25 million       Pending MPSC approval.  As of
                                                           June 30, 2004, we have recorded
                                                           $7 million of costs incurred as a
                                                           regulatory asset.
=============================================================================================

(a) Amount includes the cost of money through the year in which we expected to receive recovery from the MPSC and assumes the issuance of Securitization bonds in an amount that includes Clean Air Act investments. If Clean Air Act investments were not included in the issuance of Securitization bonds, Stranded Costs requested would total $304 million.

(b) Amounts include the cost of money through year incurred.

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

We will recover the repayment of principal, interest, and other expenses relating to the bond issuance through a Securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true up until one year before the last scheduled bond maturity date, and no more than

                                     CMS-64

                                                          CMS Energy Corporation

quarterly thereafter. The December 2003 true up modified the total Securitization and related tax charges from 1.746 mills per kWh to 1.718 mills per kWh. There will be no impact on customer bills from Securitization for most of our electric customers until the Customer Choice Act cap period expires, and an electric rate case is processed. Securitization charge collections, $25 million for the six months ended June 30, 2004, and $25 million for the six months ended June 30, 2003, are remitted to a trustee. Securitization charge collections are restricted to the repayment of the principal and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including the securitized property, are not available to creditors of Consumers or CMS Energy.

In March 2003, we filed an application with the MPSC seeking approval to issue additional Securitization bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, ROA implementation costs and previously authorized return on those expenditures through December 31, 2000, and other up front qualified costs related to issuance of the Securitization bonds. In July 2003, we filed for rehearing and clarification on a number of features in the financing order.

In December 2003, the MPSC ordered remanded hearings in response to our request for rehearing and clarification. In March 2004, the MPSC conducted the remanded hearings and the matter is presently before the MPSC awaiting a decision.

In May 2004, we withdrew our request for approved implementation costs incurred for the years 1998 through 2000 from the Securitization case, as we chose recovery of the approved implementation costs through the use of a surcharge, as described in "Implementation Costs" within this section. However, qualified Clean Air Act costs, after taking out implementation costs, still exceed the $554 million MPSC limit on the amount of securitized bonds. As a result, we did not request a decrease to allowable securitized costs. If and when the MPSC issues an order with favorable terms, then the order will become effective upon our acceptance.

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

The MPSC authorizes us to use deferred accounting to recognize the future recovery of costs determined to be stranded. According to the MPSC, net Stranded Costs are to be recovered from ROA customers through a Stranded Cost transition charge. However, the MPSC has not yet allowed such a transition charge. The MPSC has declined to resolve numerous issues regarding the net Stranded Cost methodology in a way that would allow a reliable prediction of the level of Stranded Costs. As a result, we have not recorded regulatory assets to recognize the future recovery of such costs.

                                     CMS-65

                                                          CMS Energy Corporation

The following table outlines the applications filed by us with the MPSC and the status of recovery for these costs:

                                                                           In Millions
--------------------------------------------------------------------------------------
                                            Requested, without the
               Requested, with the issuance issuance of Securitization
               of Securitization bonds that bonds that include Clean Air
Year    Year   include Clean Air Act        Act investment and cost of   Recoverable
Filed Incurred investment and cost of money money                          amount
--------------------------------------------------------------------------------------
2002    2000                            $12                         $ 26 $         -
2002    2001                              9                           46           -
2003    2002                             47                          104     Pending
2004    2003                             69                          128     Pending
======================================================================================

We are currently in the process of appealing the MPSC orders regarding Stranded Costs for 2000 and 2001 with the Michigan Court of Appeals and the Michigan Supreme Court. In June 2004, the MPSC conducted hearings for our 2002 Stranded Cost application. Once a final financing order on Securitization is reached, we will know the amount of our request for net Stranded Cost recovery for 2002. In July 2004, the ALJ issued a proposal for decision in our 2002 net Stranded Cost case, which recommended that the MPSC find that we incurred net Stranded Costs of $12 million. This recommendation includes the cost of money through July 2004 and excludes Clean Air Act investments.

The MPSC has scheduled hearings for our 2003 Stranded Cost application for August 2004. In July 2004, the MPSC Staff issued a position on our 2003 net Stranded Cost application, which resulted in a Stranded Cost calculation of $52 million. The amount includes the cost of money, but excludes Clean Air Act investments. We cannot predict how the MPSC will rule on our requests for recoverability of 2002 and 2003 Stranded Costs or whether the MPSC will adopt a Stranded Cost recovery method that will offset fully any associated margin loss from ROA.

Implementation Costs: The Customer Choice Act allows electric utilities to recover their implementation costs. The following table outlines the applications filed by us with the MPSC and the status of recovery for these costs:

                                                                     In Millions
--------------------------------------------------------------------------------
                                                          Recoverable, including
                                (b)                       cost of money through
  Year Filed   Year Incurred Requested Disallowed Allowed          2003
--------------------------------------------------------------------------------
1999             1997 & 1998 $      20 $        5 $    15                    $22
2000                    1999        30          5      25                     33
2001                    2000        25          5      20                     24
2002                    2001         8          -       8                      9
2003 & 2004 (a)         2002         7    Pending Pending                Pending
2004                    2003         1    Pending Pending                Pending
================================================================================

(a) On March 31, 2004, we requested additional 2002 implementation cost recovery of $5 million related to our former participation in the development of the Alliance RTO. This cost has been expensed; therefore, the amount is not included as a regulatory asset.

                                     CMS-66

                                                          CMS Energy Corporation

(b) Amounts include the cost of money through year incurred.

In addition to seeking MPSC approval for these costs, we are pursuing authorization at the FERC for the MISO to reimburse us for approximately $8 million, for implementation costs related to our former participation in the development of the Alliance RTO which includes the $5 million pending approval by the MPSC as part of 2002 implementation costs recovery. These costs have generally either been expensed or approved as recoverable implementation costs by the MPSC. The FERC has denied our request for reimbursement and we are appealing the FERC ruling at the United States Court of Appeals for the District of Columbia. We cannot predict the outcome of the appeal process or the ultimate amount, if any, we will collect for Alliance RTO development costs.

The MPSC disallowed certain costs, determining that these amounts did not represent costs incremental to costs already reflected in electric rates. As of June 30, 2004, we incurred and deferred as a regulatory asset $94 million of implementation costs, which includes $25 million associated with the cost of money. We believe the implementation costs and associated cost of money are fully recoverable in accordance with the Customer Choice Act.

In June 2004, following an appeal and remand of initial MPSC orders relating to 1999 implementation costs, the MPSC authorized the recovery of all previously approved implementation costs for the years 1997 through 2001 totaling $88 million. This total includes carrying costs through 2003. Additional carrying costs will be added until collection occurs. The implementation costs will be recovered through surcharges over 36-month collection periods and phased in as applicable rate caps expire. We cannot predict the amounts the MPSC will approve as recoverable costs for 2002 and 2003.

Security Costs: The Customer Choice Act, as amended, allows for recovery of new and enhanced security costs, as a result of federal and state regulatory security requirements incurred before January 1, 2006. All retail customers, except customers of alternative electric suppliers, would pay these charges. In April 2004, we filed a security cost recovery case with the MPSC for costs for which recovery has not yet been granted through other means. The requested amount includes reasonable and prudent security enhancements through December 31, 2005. The costs are for enhanced security and insurance because of federal and state regulatory security requirements imposed after the September 11 2001 terrorist attacks. In July 2004, a settlement was reached with the parties to the case, which would provide for full recovery of the requested security costs over a five-year period beginning in 2004. We are presently awaiting approval from the MPSC. We cannot predict how the MPSC will rule on our request for the recoverability of security costs. The following table outlines the applications filed by us with the MPSC and the status of recovery for these costs:

                                                                     In Millions
--------------------------------------------------------------------------------
                                    Regulatory asset as of
Year Filed Years Incurred Requested      June 30, 2004     Disallowed  Allowed
--------------------------------------------------------------------------------
2004         2001-2005    $      25          $7               Pending    Pending
================================================================================

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

TRANSMISSION SALE: In May 2002, we sold our electric transmission system to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. We are currently in

                                     CMS-67

                                                          CMS Energy Corporation

arbitration with MTH regarding property tax items used in establishing the selling price of our electric transmission system. An unfavorable outcome could result in a reduction of sale proceeds previously recognized of approximately $2 million to $3 million.

Under an agreement with MTH, our transmission rates are fixed by contract at current levels through December 31, 2005, and are subject to the FERC ratemaking thereafter. However, we are subject to certain additional MISO surcharges, which we estimate to be $10 million in 2004.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

PERFORMANCE STANDARDS: Electric distribution performance standards developed by the MPSC became effective in February 2004. The standards relate to restoration after outages, safety, and customer services. The MPSC order calls for financial penalties in the form of customer credits if the standards for the duration and frequency of outages are not met. We met or exceeded all approved standards for year-end results for both 2002 and 2003. As of June 2004, we are in compliance with the acceptable level of performance. We are a member of an industry coalition that has appealed the customer credit portion of the performance standards to the Michigan Court of Appeals. We cannot predict the likely effects of the financial penalties, if any, nor can we predict the outcome of the appeal. Likewise, we cannot predict our ability to meet the standards in the future or the cost of future compliance.

POWER SUPPLY COSTS: We were required to provide backup service to ROA customers on a best efforts basis. In October 2003, we provided notice to the MPSC that we would terminate the provision of backup service in accordance with the Customer Choice Act, effective January 1, 2004.

To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric call options and capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of June 30, 2004, we purchased capacity and energy contracts partially covering the estimated reserve margin requirements for 2004 through 2007. As a result, we have recognized an asset of $18 million for unexpired capacity and energy contracts. In March 2004, we filed a summer assessment for meeting 2004 peak load demand as required by the MPSC, stating that our summer 2004 reserve margin target is 11 percent or supply resources equal to 111 percent of projected summer peak load. Presently, we have a reserve margin of 14 percent, or supply resources equal to 114 percent of projected summer peak load for summer 2004. Of the 114 percent, approximately 102 percent is from owned electric generating plants and long-term contracts, and approximately 12 percent is from short-term contracts. This reserve margin met our summer 2004 reserve margin target. The total premium costs of electricity call options and capacity and energy contracts for 2004 is expected to be approximately $12 million, as of July 2004.

PSCR: As a result of meeting the transmission capability expansion requirements and the market power test, as discussed within this Note, we have met the requirements under the Customer Choice Act to return to the PSCR process. The PSCR process provides for the reconciliation of actual power supply costs with power supply revenues. This process assures recovery of all reasonable and prudent power supply costs actually incurred by us. In September 2003, we submitted a PSCR filing to the MPSC that reinstates the PSCR process for customers whose rates are no longer frozen or capped as of January 1, 2004. The proposed PSCR charge allows us to recover a portion of our increased power supply costs from large commercial and industrial customers, and subject to the overall rate caps, from other customers. We estimate the recovery of increased power supply costs from large commercial and industrial customers to be approximately $30 million in 2004. As allowed under current regulation, we self-implemented the proposed PSCR charge on January 1, 2004. The revenues received from the PSCR

                                     CMS-68

                                                          CMS Energy Corporation

charge are also subject to subsequent reconciliation at the end of the year after actual costs have been reviewed for reasonableness and prudence. We cannot predict the outcome of this reconciliation proceeding.

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

In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 11, Implementation of New Accounting Standards.

Our consolidated retained earnings include undistributed earnings from the MCV Partnership, which at June 30, 2004 are $246 million and at June 30, 2003 are $243 million.

Power Supply Purchases from the MCV Partnership: Our annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the term of the PPA ending in 2025. The PPA requires us to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh and a fixed energy charge. We also pay a variable energy charge based on our average cost of coal consumed for all kWh delivered. Effective January 1999, we reached a settlement agreement with the MCV Partnership that capped capacity payments made on the basis of availability that may be billed by the MCV Partnership at a maximum 98.5 percent availability level.

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

In 1992, we recognized a loss and established a liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on the MPSC cost-recovery orders. The remaining liability associated with the loss totaled $13 million at June 30, 2004 and $40 million at June 30, 2003. We expect the PPA liability to be depleted in late 2004.

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

                                     CMS-69

                                                          CMS Energy Corporation

                                                            In Millions
-----------------------------------------------------------------------
                                            2004    2005    2006   2007
-----------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%     $ 56    $ 56    $ 55   $ 39
Amount to be charged to operating expense     29      56      55     39
Amount to be charged to PPA liability         27       -       -     -
=======================================================================

Beginning January 1, 2004, the rate freeze for large industrial customers was no longer in effect and we returned to the PSCR process. Under the PSCR process, we will recover from our customers the approved capacity and fixed energy charges based on availability, up to an availability cap of 88.7 percent as established in previous MPSC orders.

Effects on Our Ownership Interest in the MCV Partnership and the MCV Facility:
As a result of returning to the PSCR process on January 1, 2004, we returned to dispatching the MCV Facility on a fixed load basis, as permitted by the MPSC, in order to maximize recovery from electric customers of our capacity and fixed energy payments. This fixed load dispatch increases the MCV Facility's output and electricity production costs, such as natural gas. As the spread between the MCV Facility's variable electricity production costs and its energy payment revenue widens, the MCV's Partnership's financial performance and our investment in the MCV Partnership is and will be affected adversely.

Under the PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been impacted negatively.

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

Resource Conservation Plan: In February 2004, we filed the RCP with the MPSC that is intended to help conserve natural gas and thereby improve our investment in the MCV Partnership. This plan seeks approval to:

      - dispatch the MCV Facility based on natural gas market prices without increased costs to electric customers,

      - give Consumers a priority right to buy excess natural gas as a result of the reduced dispatch of the MCV Facility, and

      - fund $5 million annually for renewable energy sources such as wind power projects.

The RCP will reduce the MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility will benefit Consumers' ownership interest in the MCV Partnership. The amount of PPA capacity and fixed energy payments recovered from retail

                                     CMS-70

                                                          CMS Energy Corporation

electric customers would remain capped at 88.7 percent. Therefore, customers will not be charged for any increased power supply costs, if they occur. Consumers and the MCV Partnership have reached an agreement that the MCV Partnership will reimburse Consumers for any incremental power costs incurred to replace the reduction in power dispatched from the MCV Facility. Presently, we are in settlement discussions with the parties to the RCP filing. However, in July 2004, several qualifying facilities filed for a stay on the RCP proceeding in the Ingham County Circuit Court after their previous attempt to intervene on the proceeding was denied by the MPSC. Hearings on the stay are scheduled for August 11, 2004. We cannot predict if or when the MPSC will approve the RCP or the outcome of the Ingham County Circuit Court hearings.

The two most significant variables in the analysis of the MCV Partnership's future financial performance are the forward price of natural gas for the next 20 years and the MPSC's decision in 2007 or beyond related to limiting our recovery of capacity and fixed energy payments. Natural gas prices have been volatile historically. Presently, there is no consensus in the marketplace on the price or range of future prices of natural gas. Even with an approved RCP, if gas prices continue at present levels or increase, the economics of operating the MCV Facility may be adverse enough to require us to recognize an impairment of our investment in the MCV Partnership. We presently cannot predict the impact of these issues on our future earnings, cash flows, or on the value of our investment in the MCV Partnership.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The MCV Partnership estimates that the decision will result in a refund to the MCV Partnership of approximately $35 million in taxes plus $9 million of interest. The Michigan Tax Tribunal decision has been appealed to the Michigan Court of Appeals by the City of Midland and the MCV Partnership has filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2004. The MCV Partnership cannot predict the outcome of these proceedings; therefore, the above refund (net of approximately $15 million of deferred expenses) has not been recognized in year-to-date 2004 earnings.

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

However, based on current projections, the current levels of funds provided by the trusts are not adequate to fully fund the decommissioning of Big Rock or Palisades. This is due in part to the DOE's failure to accept the spent nuclear fuel and lower returns on the trust funds. We are attempting to recover our additional costs for storing spent nuclear fuel through litigation, as discussed in "Nuclear Matters".

                                     CMS-71

                                                          CMS Energy Corporation

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

In the case of Palisades, again excluding additional nuclear fuel storage costs due to the DOE's failure to accept this spent fuel on schedule, we have concluded that the existing surcharge needs to be increased to $25 million annually, beginning January 1, 2006, and continue through 2011, our current license expiration date. In June 2004, we filed an application with the MPSC seeking approval to increase the surcharge for recovery of decommissioning costs related to Palisades beginning in 2006. We cannot predict how the MPSC will rule on our request.

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

Palisades: In March 2004, the NRC completed its end-of-cycle plant performance assessment of Palisades. The assessment for Palisades covered the period from January 1, 2003 through December 31, 2003. The NRC determined that Palisades was operated in a manner that preserved public health and safety and fully met all cornerstone objectives. As of June 2004, all inspection findings were classified as having very low safety significance and all performance indicators indicated performance at a level requiring no additional oversight. Based on the plant's performance, only regularly scheduled inspections are planned through September 2005.

The amount of spent nuclear fuel exceeds Palisades' temporary onsite storage pool capacity. We are using dry casks for temporary onsite storage. As of June 30, 2004, we have loaded 18 dry casks with spent nuclear fuel and are scheduled to load additional dry casks this summer in order to continue operation.

DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel.

                                     CMS-72

                                                          CMS Energy Corporation

There are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Over 60 utilities have initiated litigation in the United States Court of Claims; we filed our complaint in December 2002. In July 2004, the DOE filed an amended answer and motion to dismiss the complaint. If our litigation against the DOE is successful, we anticipate future recoveries from the DOE. The recoveries will be used to pay the cost of spent nuclear fuel storage until the DOE takes possession as required by law. We can make no assurance that the litigation against the DOE will be successful.

In July 2002, Congress approved and the President signed a bill designating the site at Yucca Mountain, Nevada, for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE will submit, by December 2004, an application to the NRC for a license to begin construction of the repository. The application and review process is estimated to take several years.

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

Insurance: We maintain nuclear insurance coverage on our nuclear plants. At Palisades, we maintain nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual insurance company, we could be subject to assessments of up to $27 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at our, or any other member's, nuclear facility. NEIL's policies include coverage for acts of terrorism.

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

                                     CMS-73

                                                          CMS Energy Corporation

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

Coal Supply and Transportation: We have entered into coal supply contracts with various suppliers and associated rail transportation contracts for our coal-fired generating stations. Under the terms of these agreements, we are obligated to take physical delivery of the coal and make payment based upon the contract terms. Our coal supply contracts expire through 2005, and total an estimated $147 million. Our coal transportation contracts expire through 2007, and total an estimated $108 million. Long-term coal supply contracts have accounted for approximately 60 to 90 percent of our annual coal requirements over the last 10 years. Although future contract coverage is not finalized at this time, we believe that it will be within the historic 60 to 90 percent range.

Power Supply, Capacity, and Transmission: As of June 30, 2004, we had future unrecognized commitments to purchase power transmission services under fixed price forward contracts for 2004 and 2005 totaling $8 million. We also had commitments to purchase capacity and energy under long-term power purchase agreements with various generating plants. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments for 2004 through 2030 total an estimated $3.033 billion, undiscounted. This amount may vary depending upon plant availability and fuel costs. If a plant was not available to deliver electricity to us, then we would not be obligated to make the capacity payment until the plant could deliver.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remedial costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. We have completed initial investigations at the 23 sites. We will continue to implement remediation plans for sites where we have received MDEQ remediation plan approval. We will also work toward resolving environmental issues at sites as studies are completed.

We have estimated our costs for investigation and remedial action at all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. We expect our remaining costs to be between $37 million and $90 million. The range reflects multiple alternatives with various assumptions for resolving the environmental issues at each site. The estimates are based on discounted 2003 costs using a discount rate of three percent. The discount rate represents a ten-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through insurance proceeds and through the MPSC approved rates charged to our customers. As of June 30, 2004, we have recorded a regulatory liability of $42 million, net of $41 million of expenditures incurred to date, and a regulatory asset of $66 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

                                     CMS-74

                                                          CMS Energy Corporation

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

GCR YEAR 2002-2003: In June 2003, we filed a reconciliation of GCR costs and revenues for the 12-months ended March 2003. We proposed to recover from our customers approximately $6 million of underrecovered gas costs using a roll-in methodology. The roll-in methodology incorporates the GCR underrecovery in the next GCR plan year. The approach was approved by the MPSC in a November 2002 order.

In January 2004, intervenors filed their positions in our 2002-2003 GCR case. Their positions were that not all of our gas purchasing decisions were prudent during April 2002 through March 2003 and they proposed disallowances. In 2003, we reserved $11 million for a settlement agreement associated with the 2002-2003 GCR disallowance. Interest on the disallowed amount from April 1, 2003 through February 2004, at Consumers' authorized rate of return, increased the cost of the settlement by $1 million. The interest was recorded as an expense in 2003. In February 2004, the parties in the case reached a settlement agreement that resulted in a GCR disallowance of $11 million for the GCR period. The settlement agreement was approved by the MPSC in March 2004. The disallowance is included in our 2003-2004 GCR reconciliation filed in June 2004.

GCR YEAR 2003-2004: In June 2004, we filed a reconciliation of GCR for the 12-months ended March 2004. We proposed to refund to our customers $28 million of overrecovered gas cost, plus interest. The refund will be included in the 2004-2005 GCR plan year. The overrecovery includes the $11 million refund settlement for the 2002-2003 GCR year, as well as refunds received by us from our suppliers and required by the MPSC to be refunded to our customers.

GCR PLAN FOR YEAR 2004-2005: In December 2003, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2004 through March 2005. The second quarter GCR adjustment resulted in a GCR ceiling price of $6.57. In June 2004, the MPSC issued a final Order in our GCR plan approving a settlement, which included a quarterly mechanism for setting a GCR ceiling price. The mechanism did not change the current ceiling price of $6.57. Actual gas costs and revenues will be subject to an annual reconciliation proceeding. Our GCR factor for the billing month of August is $6.39 per mcf.

2003 GAS RATE CASE: In March 2003, we filed an application with the MPSC for a $156 million annual increase in our gas delivery and transportation rates that included a 13.5 percent return on equity. In September 2003, we filed an update to our gas rate case that lowered the requested revenue increase from $156 million to $139 million and reduced the return on common equity from 13.5 percent to 12.75 percent. The MPSC authorized an interim gas rate increase of $19 million annually. The interim increase is under bond and subject to refund if the final rate relief is a lesser amount. The interim increase order includes a $34 million reduction in book depreciation expense and related income taxes

                                     CMS-75

                                                          CMS Energy Corporation

effective only during the period of interim relief. The MPSC order allowed us to increase our rates beginning December 19, 2003. As part of the interim order, Consumers agreed to restrict dividend payments to its parent company, CMS Energy, to a maximum of $190 million annually during the period of interim relief. On March 5, 2004, the ALJ issued a Proposal for Decision recommending that the MPSC not rely upon the projected test year data included in our filing, which was supported by the MPSC Staff and the ALJ further recommended that the application be dismissed. In response to the Proposal for Decision, the parties have filed exceptions and replies to exceptions. The MPSC is not bound by the ALJ's recommendation and will review the exceptions and replies to exceptions prior to issuing an order on final rate relief.

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. This case is not affected by the 2003 gas rate case interim increase order that reduced book depreciation expense and related income taxes only for the period that we receive the interim relief.

The June 2001 depreciation case filing was based on December 2000 plant balances and historical data. The December 2003 filing updates the gas depreciation case to include December 2002 plant balances. The proposed depreciation rates, if approved, would result in an annual increase of $12 million in depreciation expense based on December 2002 plant balances. In June 2004, the ALJ issued a Proposal for Decision recommending adoption of the Michigan Attorney General's proposal to reduce our annual depreciation expense by $52 million. In response to the Proposal for Decision, the parties filed exceptions and are expected to file replies to exceptions. In our exceptions, we proposed alternative depreciation rates that would result in an annual decrease of $7 million in depreciation expense. The MPSC is not bound by the ALJ's recommendation and will review the exceptions and replies to exceptions prior to issuing an order on final depreciation rates.

In September 2002, the FERC issued an order rejecting our filing to assess certain rates for non-physical gas title tracking services we provide. In December 2003, the FERC ruled that no refunds were at issue and we reversed $4 million related to this matter. In January 2004, three companies filed with the FERC for clarification or rehearing of the FERC's December 2003 order. In April 2004, the FERC issued its Order Granting Clarification. In that Order, the FERC indicated that its December 2003 order was in error. It directed us to file within 30 days a fair and equitable title-tracking fee and to make refunds, with interest, to customers based on the difference between the accepted fee and the fee paid. In response to the FERC's April 2004 order, we filed a Request for Rehearing in May 2004. The FERC issued an Order Granting Rehearing for Further Consideration in June 2004. We expect the FERC to issue an order on the merits of this proceeding in the third quarter of 2004. We believe that with respect to the FERC jurisdictional transportation, we have not charged any customers title transfer fees, so no refunds are due. At this time, we cannot predict the outcome of this proceeding.

                                     CMS-76

                                                          CMS Energy Corporation

OTHER UNCERTAINTIES

INTEGRUM LAWSUIT: Integrum filed a complaint in Wayne County, Michigan Circuit Court in July 2003 against CMS Energy, Enterprises and APT. Integrum alleges several causes of action against APT, CMS Energy, and Enterprises in connection with an offer by Integrum to purchase the CMS Pipeline Assets. In addition to seeking unspecified money damages, Integrum is seeking an order enjoining CMS Energy and Enterprises from selling, and APT from purchasing, the CMS Pipeline Assets and an order of specific performance mandating that CMS Energy, Enterprises, and APT complete the sale of the CMS Pipeline Assets to APT and Integrum. A certain officer and director of Integrum is a former officer and director of CMS Energy, Consumers, and their subsidiaries. The individual was not employed by CMS Energy, Consumers, or their subsidiaries when Integrum made the offer to purchase the CMS Pipeline Assets. CMS Energy and Enterprises filed a motion to change venue from Wayne County to Jackson County, which was granted. The parties are now awaiting transfer of the file from Wayne County to Jackson County. CMS Energy and Enterprises believe that Integrum's claims are without merit. CMS Energy and Enterprises intend to defend vigorously against this action but they cannot predict the outcome of this litigation.

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

At the request of the DOJ in San Francisco, CMS Energy and other parties contacted by the DOJ in San Francisco entered into separate Tolling Agreements with the DOJ in San Francisco in September 2002. The Tolling Agreement stops the running of any statute of limitations during the ninety-day period between September 13, 2002 and (through several extensions of the tolling period) March 30, 2004, to facilitate settlement discussions between all the parties in connection with federal claims arising from the fire at the Filbin Tire Pile. On September 23, 2002, CMS Energy received a written demand from the U.S. Coast Guard for reimbursement of approximately $3.5 million in costs incurred by the U.S. Coast Guard in fighting the fire. It is CMS Energy's understanding that these costs, together with any accrued interest, are the sole basis of any federal claims. CMS Energy has entered into a consent judgment with the U.S. Coast Guard to settle this matter for $475,000 that is awaiting final court approval.

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

                                     CMS-77

                                                          CMS Energy Corporation

DIG NOISE ABATEMENT LAWSUIT: In February 2003, DIG was served with a three-count first amended complaint filed in Wayne County Circuit Court in the matter of Ahmed, et al v. Dearborn Industrial Generation, LLC. The complaint sought damages "in excess of $25,000" and injunctive relief based upon allegations of excessive noise and vibration created by operation of the power plant. The first amended complaint was filed on behalf of six named plaintiffs, all alleged to be adjacent or nearby residents or property owners. The damages alleged were injury to persons and property of the landowners. Certification of a class of "potentially thousands" who have been similarly affected was requested. The parties entered into a settlement agreement on June 25, 2004, whereby DIG will remediate the sound emitted from various pieces of plant equipment to a level below the ambient noise level and pay a substantial portion of plaintiffs' attorney fees and costs. A class will be certified for settlement purposes only and remediation will take approximately 280 days. DIG is seeking proposals for remediation and testing but DIG cannot predict the cost associated with the settlement of this matter.

MCV EXPANSION, LLC: Under an agreement entered into with General Electric Company (GE) in October 2002, MCV Expansion, LLC has a remaining contingent obligation to GE in the amount of $2.2 million that may become payable in the fourth quarter of 2004. The agreement provides that this contingent obligation is subject to a pro rata reduction under a formula based upon certain purchase orders being entered into with GE by June 30, 2003. MCV Expansion, LLC anticipates but cannot assure that purchase orders will be executed with GE sufficient to eliminate contingent obligations of $2.2 million.

FORMER CMS OIL AND GAS OPERATIONS: A Michigan trial judge granted Star Energy, Inc. and White Pine Enterprises, LLC a declaratory judgment in an action filed in 1999 that claimed Terra Energy Ltd., a former CMS Oil and Gas subsidiary, violated an oil and gas lease and other arrangements by failing to drill wells it had committed to drill. A jury then awarded the plaintiffs a $7.6 million award. Terra appealed this matter to the Michigan Court of Appeals. The Michigan Court of Appeals reversed the trial court judgment with respect to the appropriate measure of damages and remanded the case for a new trial on damages. The trial judge reinstated the judgment against Terra and awarded Terra title to the minerals. Terra has appealed this judgment. Enterprises has an indemnity obligation with regard to losses to Terra that might result from this litigation.

GASATACAMA: On March 24, 2004, the Argentine Government authorized the restriction of exports of natural gas to Chile giving priority to domestic demand in Argentina. This restriction could have a detrimental effect on GasAtacama's earnings since GasAtacama's gas-fired power plant is located in Chile and uses Argentine gas for fuel. On April 21, 2004, Argentina and Bolivia signed an agreement in which Bolivian gas producers agreed to supply natural gas to Argentina for six months. Bolivian gas began flowing to Argentina in mid-June and will continue to flow through October 2004. The government of Argentina has also approved an agreement with Argentine producers that should help solve Argentina's long-term gas shortage problems. Additionally, on May 11, 2004, the Argentine Government announced the creation of a state-owned and operated energy company, which intends to make investments in domestic natural gas and electricity infrastructure projects. Currently, management of GasAtacama is working with government officials of Chile and Argentina, as well as meeting with its electricity customers and gas producers, to attempt to mitigate the impact of this situation. At this point, it is not possible to predict the outcome of these events and their effect on the earnings of GasAtacama.

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

                                     CMS-78

                                                          CMS Energy Corporation

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

While we cannot predict future peso-to-U.S. dollar exchange rates, we do expect that these non-cash charges reduce substantially the risk of further material balance sheet impacts when combined with anticipated proceeds from international arbitration currently in progress, political risk insurance, and the eventual sale of these assets. At June 30, 2004, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of stockholders' equity using an exchange rate of 2.97 pesos per U.S. dollar was $263 million. This amount also reflects the effect of recording, at December 31, 2002, U.S. income taxes on temporary differences between the book and tax bases of foreign investments, including the foreign currency translation associated with our Argentine investments.

LEONARD FIELD DISPUTE: Pursuant to a Consent Judgment entered in Oakland County, Michigan Circuit Court in September 2001, CMS Gas Transmission had 18 months to extract approximately one bcf of pipeline quality natural gas held in the Leonard Field in Addison Township. The Consent Judgment provided for an extension of that period upon certain circumstances. CMS Gas Transmission has complied with the requirements of the Consent Judgment. Addison Township filed a lawsuit in Oakland County Circuit Court against CMS Gas Transmission in February 2004 alleging the Leonard Field was discharging odors in violation of the Consent Judgment. Pursuant to a Stipulated Order entered April 1, 2004, CMS Gas Transmission agreed to certain undertakings to address the odor complaints and further agreed to temporarily cease operations at the Leonard Field during the month of April 2004, the last month provided for in the Consent Judgment. Also, Addison Township was required to grant CMS Gas Transmission an extension to withdraw its natural gas if certain conditions were met. Addison Township denied CMS Gas Transmission's request for an extension on April 5, 2004. CMS Gas Transmission is pursuing its legal remedies and filed a complaint against Addison Township in June 2004. CMS Gas Transmission cannot predict the outcome of this matter, and unless an extension is provided, it will be unable to extract approximately 500,000 mcf of gas remaining in the Leonard Field.

CMS ENSENADA CUSTOMER DISPUTE: Pursuant to a long-term power purchase agreement, CMS Ensenada sells power and steam to YPF Repsol at the YPF refinery in La Plata, Argentina. As a result of the so-called "Emergency Laws," payments by YPF Repsol under the power purchase agreement have been converted to pesos at the exchange rate of one U.S. dollar to one Argentine peso. Such payments are currently insufficient to cover CMS Ensenada's operating costs, including quarterly debt service payments to the Overseas Private Investment Corporation
(OPIC). Enterprises is party to a Sponsor Support Agreement pursuant to which Enterprises has guaranteed CMS Ensenada's debt service payments to the OPIC up to an amount which is in dispute, but which Enterprises estimated to be approximately $9 million at June 30, 2004. Following a payment made to the OPIC in July 2004, Enterprises now believes this amount to be approximately $7 million.

An interim arrangement, which provided CMS Ensenada with payments under the power purchase agreement that covered most, but not all, of CMS Ensenada's operating costs, was agreed to with YPF Repsol in 2002 but expired on December 31, 2003. Efforts to negotiate a new agreement with YPF Repsol have been unsuccessful.

As a result, CMS Ensenada initiated two legal actions: (1) an ex parte action in the Argentine commercial

                                     CMS-79

                                                          CMS Energy Corporation

courts, requesting injunctive relief in the form of a temporary increase in the payments by YPF Repsol under the power purchase agreement that would allow CMS Ensenada to continue to operate while seeking a final and permanent resolution; and (2) an arbitration administered by the International Chamber of Commerce seeking a ruling that the application of the Emergency Laws to the power purchase agreement is unconstitutional, or, alternatively, that the arbitral panel reestablish the economic equilibrium of the power purchase agreement, as required by the Emergency Laws taking into account that a significant portion of CMS Ensenada's operating costs are payable in U.S. dollars. In April 2004, the injunctive relief was granted on appeal, but in an amount lower than requested by CMS Ensenada. The injunctive relief expired at the end of May, but the court recently extended the term of relief until the end of the arbitration.

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

In addition to the matters disclosed within this Note, Consumers and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing, and other matters.

We have accrued estimated losses for certain contingencies discussed within this Note. Resolution of these contingencies is not expected to have a material adverse impact on our financial position, liquidity, or results of operations.

                                     CMS-80

                                                          CMS Energy Corporation

4: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:


                                                                                    In Millions
-----------------------------------------------------------------------------------------------
                                                              June 30, 2004   December 31, 2003
-----------------------------------------------------------------------------------------------
CMS ENERGY CORPORATION
        Senior notes                                          $       2,063   $           2,063
        General term notes                                              236                 496
        Extendible tenor rate adjusted securities and other             186                 187
                                                              -------------   -----------------
                  Total - CMS Energy Corporation                      2,485               2,746
                                                              -------------   -----------------
CONSUMERS ENERGY COMPANY
        First mortgage bonds                                          1,483               1,483
        Senior notes                                                  1,254               1,254
        Bank debt and other                                             468                 469
        Securitization bonds                                            412                 426
        FMLP debt                                                       411                   -
                                                              -------------   -----------------
                  Total - Consumers Energy Company                    4,028               3,632
                                                              -------------   -----------------
OTHER SUBSIDIARIES                                                      200                 191
                                                              -------------   -----------------
Principal amounts outstanding                                         6,713               6,569
        Current amounts                                                (860)               (509)
        Net unamortized discount                                        (37)                (40)
-----------------------------------------------------------------------------------------------
Total consolidated long-term debt                             $       5,816   $           6,020
===============================================================================================

FMLP DEBT: We consolidate the FMLP in accordance with Revised FASB Interpretation No. 46. At June 30, 2004, long-term debt of the FMLP consists of:

                                                       In Millions
------------------------------------------------------------------
                                                 Maturity     2004
------------------------------------------------------------------
11.75% subordinated secured notes                  2005       $185
13.25% subordinated secured notes                  2006         75
6.875% tax-exempt subordinated secured notes       2009        137
6.75% tax-exempt subordinated secured notes        2009         14
------------------------------------------------------------------
              Total amount outstanding                        $411
==================================================================

The FMLP debt is essentially project debt secured by certain assets of the MCV Partnership and the FMLP. The debt is non-recourse to other assets of CMS Energy and Consumers.

DEBT MATURITIES: At June 30, 2004, the aggregate annual maturities for long-term debt for the six months ending December 31, 2004 and the next four years are:

                                          In Millions
-----------------------------------------------------
                             Payments Due
-----------------------------------------------------
                 2004    2005    2006   2007    2008
----------------------------------------------------
Long-term debt   $342    $789    $549   $550   $1,053
=====================================================

                                     CMS-81

                                                          CMS Energy Corporation

REGULATORY AUTHORIZATION FOR FINANCINGS: Effective July 1, 2004, Consumers received new FERC authorization to issue or guarantee up to $1.1 billion of short-term securities and up to $1.1 billion of short-term first mortgage bonds as collateral for such short-term securities. Effective July 1, 2004, Consumers received new FERC authorization to issue up to $1 billion of long-term securities for refinancing or refunding purposes, $1.5 billion of long-term securities for general corporate purposes, and $2.5 billion of long-term first mortgage bonds to be issued solely as collateral for other long-term securities.

SHORT-TERM FINANCINGS: At June 30, 2004, CMS Energy had a $190 million secured revolving credit facility with banks and a $185 million cash-collateralized letter of credit facility with banks. At June 30, 2004, all of the $190 million is available for general corporate purposes and $17 million is available for letters of credit. At June 30, 2004, Consumers had a $400 million secured revolving credit facility with banks. At June 30, 2004, $24 million of letters of credit are issued and outstanding under this facility and $376 million is available for general corporate purposes, working capital, and letters of credit. The MCV Partnership had a $50 million working capital facility available.

As of August 3, 2004, CMS Energy obtained an amended and restated $300 million secured revolving credit facility to replace both the $190 million and the $185 million facilities. As of August 3, 2004, Consumers obtained an amended and restated $500 million secured revolving credit facility to replace their $400 million facility. The amended facilities carry three-year terms and provide for lower interest rates.

FIRST MORTGAGE BONDS: Consumers secures its first mortgage bonds by a mortgage and lien on substantially all of its property. Its ability to issue and sell securities is restricted by certain provisions in the first mortgage bond indenture, its articles of incorporation, and the need for regulatory approvals under federal law.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles and office furniture. As of June 30, 2004, capital lease obligations totaled $64 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. As of June 30, 2004, finance lease obligations totaled $317 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we currently sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. We sold no receivables at June 30, 2004 and we sold $50 million at June 30, 2003. The Consolidated Balance Sheets exclude these sold amounts from accounts receivable. We continue to service the receivables sold. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the receivables sold and we retain no interest in the receivables sold.

Certain cash flows received from and paid to us under our accounts receivable sales program are shown below:

                                                                          In Millions
-------------------------------------------------------------------------------------
Six Months Ended June 30                                               2004     2003
-------------------------------------------------------------------------------------
Proceeds from sales (remittance of collections) under the program    $  (297)  $ (275)
Collections reinvested under the program                             $ 2,645   $2,459
=====================================================================================

                                     CMS-82

                                                          CMS Energy Corporation

DIVIDEND RESTRICTIONS: Under the provisions of its articles of incorporation, at June 30, 2004, Consumers had $396 million of unrestricted retained earnings available to pay common stock dividends. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. Consumers is also under an annual dividend cap of $190 million imposed by the MPSC during the current interim gas rate relief period. For the six months ended June 30, 2004, CMS Energy received $105 million of common stock dividends from Consumers.

Our amended and restated $300 million secured revolving credit facility restricts payments of dividends on our common stock during a 12-month period to $75 million, dependent on the aggregate amounts of unrestricted cash and unused commitments under the facility.

For additional details on the cap on common stock dividends payable during the current interim gas rate relief period, see Note 3, Uncertainties, "Consumers' Gas Utility Rate Matters - 2003 Gas Rate Case."

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

The following table describes our guarantees at June 30, 2004:

                                                                                            In Millions
-------------------------------------------------------------------------------------------------------
                                             Issue    Expiration     Maximum    Carrying    Recourse
Guarantee Description                        Date       Date       Obligation   Amount(b)  Provision(c)
-------------------------------------------------------------------------------------------------------
Indemnifications from asset sales and
   other agreements(a)                      Various    Various     $    1,147   $      4   $         -
Letters of credit                           Various    Various            235          -             -
Surety bonds and other indemnifications     Various    Various             28          -             -
Other guarantees                            Various    Various            199          -             -
Nuclear insurance retrospective premiums    Various    Various            134          -             -
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

(b) The carrying amount represents the fair market value of guarantees and indemnities recorded on our balance sheet that are entered into subsequent to January 1, 2003.

(c) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

                                     CMS-83

                                                          CMS Energy Corporation

The following table provides additional information regarding our guarantees:

                                                                   Events That Would Require
Guarantee Description              How Guarantee Arose             Performance
-------------------------------------------------------------------------------------------------
Indemnifications from asset        Stock and asset sales           Findings of misrepresentation,
sales and other agreements         agreements                      breach of warranties, and
                                                                   other specific events or
                                                                   circumstances
Standby letters of credit          Normal operations of coal       Noncompliance with
                                   power plants                    environmental regulations
                                   Self-insurance requirement      Nonperformance
Surety bonds                       Normal operating activity,      Nonperformance
                                   permits and license
Other guarantees                   Normal operating activity       Nonperformance or non-payment
                                                                   by a subsidiary under a
                                                                   related contract
Nuclear insurance retrospective    Normal operations of nuclear    Call by NEIL and
premiums                           plants                          Price-Anderson Act for nuclear
                                                                   incident
==================================================================================================

We have entered into typical tax indemnity agreements in connection with a variety of transactions including transactions for the sale of subsidiaries and assets, equipment leasing, and financing agreements. These indemnity agreements generally are not limited in amount and, while a maximum amount of exposure cannot be identified, the probability of liability is considered remote.

We have guaranteed payment of obligations through letters of credit, indemnities, surety bonds, and other guarantees of unconsolidated affiliates and related parties of $462 million as of June 30, 2004. We monitor and approve these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with the above obligations. The off-balance sheet commitments expire as follows:

Commercial Commitments                                             In Millions
------------------------------------------------------------------------------
                                         Commitment Expiration
------------------------------------------------------------------------------
                                                                      2009 and
                           Total   2004   2005   2006   2007   2008    Beyond
------------------------------------------------------------------------------
Off-balance sheet:
 Guarantees                $ 199   $  6   $ 36   $  5   $  -   $  -    $  152
 Surety bonds and other       28      1      -      -      -      -        27
    indemnifications (a)
 Letters of Credit (b)       235     23    184      5      5      5        13
-----------------------------------------------------------------------------
Total                      $ 462   $ 30   $220   $ 10   $  5   $  5    $  192
=============================================================================

(a) The surety bonds are continuous in nature. The need for the bonds is determined on an annual basis.

(b) At June 30, 2004, we had $169 million of cash held as collateral for letters of credit. The cash that collateralizes the letters of credit is included in Restricted cash on the Consolidated Balance Sheets.

CONTINGENTLY CONVERTIBLE SECURITIES: At June 30, 2004, we have contingently convertible debt and equity securities outstanding. The significant terms of these securities are as follows:

Convertible Senior Notes: Our $150 million 3.375 percent convertible senior notes are putable to CMS Energy by the note holders at par on July 15, 2008, July 15, 2013 and July 15, 2018. The notes are convertible to Common Stock at the option of the holder if the price of our Common Stock remains at or

                                     CMS-84

                                                          CMS Energy Corporation

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

                                                              In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------------------------
                                                                                         Restated
Three Months Ended June 30                                             2004                2003
---------------------------------------------------------------------------------------------------
EARNINGS ATTRIBUTABLE TO COMMON STOCK:
  Income (Loss) from Continuing Operations                            $    19               $   (12)
  Less Preferred Dividends                                                 (3)                    -
                                                                      -----------------------------
  Income (Loss) from Continuing Operations attributable
          to Common Stock - Basic                                     $    16               $   (12)
  Add conversion of Trust Preferred Securities (net of tax)                 -(a)                  -(a)
                                                                      -----------------------------
  Income (Loss) from Continuing Operations attributable
          to Common Stock - Diluted                                   $    16               $   (12)
                                                                      =============================
AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
  CMS Energy:
    Average Shares - Basic                                              161.2                 144.1
    Add conversion of Trust Preferred Securities                            -(a)                  -(a)
    Add dilutive Stock Options and Warrants                               0.5(b)                  -(b)
                                                                      -----------------------------
    Average Shares - Diluted                                            161.7                 144.1
                                                                      =============================
EARNINGS (LOSS) PER AVERAGE COMMON SHARE
 ATTRIBUTABLE TO COMMON STOCK
        Basic                                                         $  0.10               $ (0.08)
        Diluted                                                       $  0.10               $ (0.08)
===================================================================================================

                                     CMS-85

                                                          CMS Energy Corporation

                                                                      In Millions, Except Per Share Amounts
-----------------------------------------------------------------------------------------------------------
                                                                                                  Restated
Six Months Ended June 30                                                   2004                     2003
-----------------------------------------------------------------------------------------------------------
EARNINGS ATTRIBUTABLE TO COMMON STOCK:
  Income from Continuing Operations                                       $   17                     $   63
  Less Preferred Dividends                                                    (6)                         -
                                                                          ---------------------------------
  Income from Continuing Operations attributable
          to Common Stock - Basic                                         $   11                     $   63
  Add conversion of Trust Preferred Securities (net of tax)                    -(a)                       5(a)
                                                                          ---------------------------------
  Income from Continuing Operations attributable
          to Common Stock - Diluted                                       $   11                     $   68
                                                                          =================================

AVERAGE COMMON SHARES OUTSTANDING
 APPLICABLE TO BASIC AND DILUTED EPS
  CMS Energy:
    Average Shares - Basic                                                 161.2                      144.1
    Add conversion of Trust Preferred Securities                               -(a)                    16.6(a)
    Add dilutive Stock Options and Warrants                                  0.5(b)                       -(b)
                                                                          ---------------------------------
    Average Shares - Diluted                                               161.7                      160.7
                                                                          =================================
EARNINGS PER AVERAGE COMMON SHARE
 ATTRIBUTABLE TO COMMON STOCK
        Basic                                                             $ 0.07                    $ 0.43
        Diluted                                                           $ 0.07                    $ 0.43
==========================================================================================================

(a) Due to antidilution, the computation of diluted earnings per share excluded the conversion of Trust Preferred Securities into 4.2 million shares of Common Stock and a $2.2 million reduction of interest expense, net of tax, for the three months ended June 30, 2004 and the three months ended June 30, 2003 and a $4.3 million reduction of interest expense, net of tax, for the six months ended June 30 2004 and the six months ended June 30, 2003. Effective July 2001, we can revoke the conversion rights if certain conditions are met.

(b) Since the exercise price was greater than the average market price of the Common Stock, options and warrants to purchase 5.4 million and 5.1 million shares of Common Stock were excluded from the computation of diluted EPS for the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003, respectively.

Computation of diluted earnings per share for the three months and the six months ended June 30, 2004 excluded conversion of our $150 million 3.375 percent convertible senior notes and our 5 million shares of 4.50 percent cumulative convertible preferred stock. Both are "contingently convertible" securities and, as of June 30, 2004, none of the stated contingencies have been met. For additional details on these securities, see Note 4, Financings and Capitalization.

In January 2003, the Board of Directors suspended the payment of common stock dividends.

                                     CMS-86

                                                          CMS Energy Corporation

6: FINANCIAL AND DERIVATIVE INSTRUMENTS

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments, and current liabilities approximate their fair values because of their short-term nature. We estimate the fair values of long-term financial instruments based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar instruments or other valuation techniques. The carrying amount of all long-term financial instruments, except as shown below, approximates fair value. Our held-to-maturity investments consist of debt securities held by the MCV Partnership totaling $140 million as of June 30, 2004. These securities represent funds restricted primarily for future lease payments and are classified as Other Assets on the Consolidated Balance Sheets. These investments have original maturity dates of approximately one year or less and, because of their short maturities, their carrying amounts approximate their fair values. For additional details, see Note 1, Corporate Structure and Accounting Policies.

                                                                                                                      In Millions
---------------------------------------------------------------------------------------------------------------------------------
June 30                                                          2004                                       2003
---------------------------------------------------------------------------------------------------------------------------------
                                                                 Fair       Unrealized                      Fair       Unrealized
                                                   Cost         Value       Gain(Loss)        Cost          Value         Gain
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt (a)                                $6,676        $6,834        $ (158)        $6,594        $6,813        $ (219)
Long-term debt - related parties (b)                 684           644            40              -             -             -
Trust Preferred Securities (b)                         -             -             -            883           769           114
Available-for-sale securities:
 Nuclear decommissioning (c)                         434           559           125            453           553           100
 SERP                                                 54            66            12             55            61             6
===============================================================================================================================

(a) Includes a principal amount of $860 million at June 30, 2004 and $532 million at June 30, 2003 relating to current maturities. Settlement of long-term debt is generally not expected until maturity.

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

(c) On January 1, 2003, we adopted SFAS No. 143 and began classifying our unrealized gains and losses on nuclear decommissioning investments as regulatory liabilities. We previously included the unrealized gains and losses on these investments in accumulated depreciation.

DERIVATIVE INSTRUMENTS: We are exposed to market risks including, but not limited to, changes in interest rates, commodity prices, currency exchange rates, and equity security prices. We manage these risks using established policies and procedures, under the direction of both an executive oversight committee consisting of senior management representatives and a risk committee consisting of business-unit managers. We may use various contracts to manage these risks including swaps, options, futures and forward contracts.

We intend that any gains or losses on these contracts will be offset by an opposite movement in the value of the item at risk. Risk management contracts are classified as either trading or other than trading. These contracts contain credit risk if the counterparties, including financial institutions and energy

                                     CMS-87

                                                          CMS Energy Corporation

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

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk and interest rate risk. The following table reflects the fair value of all contracts requiring derivative accounting:

                                     CMS-88

                                                          CMS Energy Corporation

                                                                                                              In Millions
-------------------------------------------------------------------------------------------------------------------------
June 30                                                         2004                                   2003
-------------------------------------------------------------------------------------------------------------------------
                                                                Fair      Unrealized                 Fair      Unrealized
Derivative Instruments                             Cost        Value      Gain (Loss)     Cost       Value     Gain (Loss)
-------------------------------------------------------------------------------------------------------------------------
Other than trading
  Electric - related contracts                     $  -         $  -         $  -         $  8        $  -         $ (8)
  Gas contracts                                       3            6            3            2           1           (1)
  Interest rate risk contracts                        -           (2)          (2)           -           -            -
Derivative contracts associated with
Consumers' investment in the MCV
Partnership:
  Prior to consolidation                              -            -            -            -          20           20
  After consolidation:
    Gas fuel contracts                                -           80           80            -           -            -
    Gas fuel futures, options, and swaps              -           54           54            -           -            -
Trading
  Electric / gas contracts                           (5)          10           15            -          15           15
Derivative contracts associated with
equity investments in:
  Shuweihat                                           -          (19)         (19)           -         (39)         (39)
  Taweelah                                          (35)         (19)          16            -         (36)         (36)
  Jorf Lasfar                                         -          (10)         (10)           -         (14)         (14)
  Other                                               -           (1)          (1)           -          (4)          (4)
=======================================================================================================================

The fair value of our other than trading derivative contracts is included in Derivative Instruments, Other Assets, or Other Liabilities on the Consolidated Balance Sheets. The fair value of our trading derivative contracts is included in either Price Risk Management Assets or Price Risk Management Liabilities on the Consolidated Balance Sheets. The fair value of derivative contracts associated with our equity investments is included in Enterprises Investments on the Consolidated Balance Sheets. The fair value of derivative contracts associated with our investment in the MCV Partnership for 2003 is included in Investments - Midland Cogeneration Venture Limited Partnership on the Consolidated Balance Sheets.

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

INTEREST RATE RISK CONTRACTS: We use interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt and to reduce the impact of interest rate fluctuations. Most of our interest rate swaps are designated as cash flow hedges. As such, we record changes in the fair value of these contracts in accumulated other comprehensive income unless the swaps are sold. For interest rate swaps that did not qualify for hedge accounting treatment, we record changes in the fair value of these

                                     CMS-89

                                                          CMS Energy Corporation

contracts in Other income.

The following table reflects the outstanding floating-to-fixed interest rates swaps:

                                                                      In Millions
---------------------------------------------------------------------------------
Floating to Fixed                                   Notional    Maturity    Fair
Interest Rate Swaps                                  Amount       Date      Value
---------------------------------------------------------------------------------
June 30, 2004                                        $ 26       2005-2006   $  (2)
June 30, 2003                                           3            2006       -
=================================================================================

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect our exposure to credit or market risks. The weighted average interest rate associated with outstanding swaps was approximately 7.3 percent at June 30, 2004 and 9.0 percent at June 30, 2003.

There was no ineffectiveness associated with any of the interest rate swaps that qualified for hedge accounting treatment. As of June 30, 2004, we have recorded an unrealized loss of $1 million, net of tax, in accumulated other comprehensive income related to interest rate risk contracts accounted for as cash flow hedges. We expect to reclassify $1 million of this amount as a decrease to earnings during the next 12 months primarily to offset the variable-rate interest expense on hedged debt.

Certain equity method investees have issued interest rate swaps to hedge the risk associated with variable-rate debt, as listed in the table under "Derivative Instruments" within this Note. These instruments are not included in this analysis, but can have an impact on financial results. The accounting for these instruments depends on whether they qualify for cash flow hedge accounting treatment. The interest rate swap held by Taweelah and certain interest rate swaps held by Shuweihat do not qualify as cash flow hedges, and therefore, we record our proportionate share of the change in the fair value of these contracts in Earnings from Equity Method Investees. The remainder of these instruments do qualify as cash flow hedges, and we record our proportionate share of the change in the fair value of these contracts in accumulated other comprehensive income.

DERIVATIVE CONTRACTS ASSOCIATED WITH CONSUMERS' INVESTMENT IN THE MCV
PARTNERSHIP:

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

At June 30, 2004, the MCV Partnership had six long-term gas contracts that contained both an option and forward component. Because of the option component, these contracts do not qualify for the normal purchases and sales exception and are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on these six contracts, since gains or losses will be recorded on a quarterly basis during the remaining life of approximately four years for these gas contracts. For the six months ended June 30, 2004, the MCV Partnership recorded in Fuel for electric generation a $6 million net gain in earnings associated with these contracts.

                                     CMS-90

                                                          CMS Energy Corporation

Gas Fuel Futures, Options, and Swaps: To manage market risks associated with the volatility of natural gas prices, the MCV Partnership maintains a gas hedging program. The MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements.

These financial instruments are accounted for as derivatives under SFAS No. 133. The contracts that are used to secure anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow hedges under SFAS No. 133. The MCV Partnership also engages in cost mitigation activities to offset the fixed charges the MCV Partnership incurs in operating the MCV Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for the MCV Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for the MCV Partnership and do not qualify as hedges under SFAS No. 133. Therefore, the mark-to-market gains and losses from these cost mitigation activities are recorded in earnings each quarter.

For the six months ended June 30, 2004, the MCV Partnership has recorded an unrealized gain of $24 million in other comprehensive income on those futures contracts that qualify as cash flow hedges, which resulted in a cumulative net gain of $55 million in other comprehensive income as of June 30, 2004. This balance represents natural gas futures, options, and swaps with maturities ranging from July 2004 to December 2009, of which $34 million of this gain is expected to be reclassified as an increase to earnings within the next 12 months. As of June 30, 2004, Consumers' pretax proportionate share of the MCV Partnership's $55 million net gain recorded in other comprehensive income is $27 million, of which $17 million is expected to be reclassified as an increase to earnings within the next 12 months. In addition, for the six months ended June 30, 2004, the MCV Partnership has recorded a net gain of $16 million in earnings from hedging activities related to natural gas requirements for the MCV Facility operations and a net gain of $1 million in earnings from cost mitigation activities.

TRADING ACTIVITIES: Through December 31, 2002, our wholesale power and gas trading activities were accounted for under the mark-to-market method of accounting in accordance with EITF Issue No. 98-10. Effective January 1, 2003, EITF Issue No. 98-10 was rescinded and replaced by EITF Issue No. 02-03. As a result, only energy contracts that meet the definition of a derivative under SFAS No. 133 are to be carried at fair value. The impact of this change was recognized as a cumulative effect of a change in accounting principle loss of $23 million, net of tax, for the three month period ended March 31, 2003.

During 2003, we sold a majority of our wholesale natural gas and power-trading portfolio, and exited the energy services and retail customer choice business. As a result, our trading activities have been significantly reduced. Our current activities center around entering into energy contracts that are related to the activities considered to be an integral part of our ongoing operations. The intent of holding these energy contracts is to optimize the financial performance of our owned generating assets and to fulfill contractual obligations. These contracts are classified as trading activities in accordance with EITF No. 02-03 and are accounted for using the criteria defined in SFAS No.
133. Energy trading contracts that meet the definition of a derivative are recorded as assets or liabilities in the financial statements at the fair value of the contracts. Gains or losses arising from changes in fair value of these contracts are recognized in earnings as a component of operating revenues in the period in which the changes occur. Energy trading contracts that do not meet the definition of a derivative are accounted for as executory

                                     CMS-91

                                                          CMS Energy Corporation

contracts (i.e., on an accrual basis).

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

FOREIGN EXCHANGE DERIVATIVES: We may use forward exchange and option contracts to hedge certain receivables, payables, long-term debt, and equity value relating to foreign investments. The purpose of our foreign currency hedging activities is to protect the company from the risk associated with adverse changes in currency exchange rates that could affect cash flow materially. These contracts would not subject us to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. At June 30, 2004 and June 30, 2003, we had no outstanding foreign exchange contracts.

As of June 30, 2004, Taweelah, one of our equity method investees, held a foreign exchange contract that hedged the foreign currency risk associated with payments to be made under an operating and maintenance service agreement. This contract did not qualify as a cash flow hedge; and therefore, we record our proportionate share of the change in the fair value of the contract in Earnings from Equity Method Investees.

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

                                     CMS-92

                                                          CMS Energy Corporation

As of June 30, 2004, we have recorded a prepaid pension asset of $398 million, $20 million of which is in Other current assets on our Consolidated Balance Sheet.

OPEB: We adopted SFAS No. 106, effective as of the beginning of 1992. Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates. For additional details, see Note 1, Corporate Structure and Accounting Policies, "Utility Regulation." In 1994, the MPSC authorized recovery of the electric utility portion of these costs over 18 years and in 1996, the MPSC authorized recovery of the gas utility portion of these costs over 16 years. We have made contributions of $33 million to our 401(h) and VEBA trust funds in 2004. We plan to make additional contributions of $30 million in 2004.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                                                       In Millions
------------------------------------------------------------------------------------------------------------------
                                                                                         Pension
                                                                      Three Months Ended         Six Months Ended
------------------------------------------------------------------------------------------------------------------
June 30                                                                2004         2003         2004         2003
------------------------------------------------------------------------------------------------------------------
Service cost                                                           $  9         $  9         $ 19         $ 19
Interest expense                                                         18           18           36           37
Expected return on plan assets                                          (27)         (21)         (54)         (41)
Amortization of:
  Net loss                                                                4            3            7            5
  Prior service cost                                                      2            2            3            4
                                                                       -------------------------------------------
Net periodic pension cost                                              $  6         $ 11         $ 11         $ 24
==================================================================================================================

                                                                                                      In Millions
-----------------------------------------------------------------------------------------------------------------
                                                                                          OPEB
                                                                     Three Months Ended         Six Months Ended
-----------------------------------------------------------------------------------------------------------------
June 30                                                               2004         2003         2004         2003
-----------------------------------------------------------------------------------------------------------------
Service cost                                                          $  5         $  6         $ 10         $ 11
Interest expense                                                        14           16           29           33
Expected return on plan assets                                         (12)         (10)         (24)         (21)
Amortization of:
  Net loss                                                               3            5            5           10
  Prior service cost                                                    (2)          (2)          (5)          (4)
                                                                      -------------------------------------------
Net periodic postretirement benefit  cost                             $  8         $ 15         $ 15         $ 29
=================================================================================================================

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the
Act) was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is exempt from federal taxation, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D.

We believe our plan is actuarially equivalent to Medicare Part D and have incorporated retroactively the effects of the subsidy into our financial statements as of June 30, 2004 in accordance with FASB Staff Position, No. SFAS 106-2. We remeasured our obligation as of December 31, 2003 to incorporate the impact of the Act, which resulted in a reduction to the accumulated postretirement benefit obligation of $158 million. The remeasurement resulted in a reduction of OPEB cost of $6 million for the three months ended June 30, 2004, $12 million for the six months ended June 30, 2004, and an expected total reduction of $24 million for 2004. The reduction of $24 million includes $7 million in capitalized OPEB costs. For additional details, see Note 11, Implementation of New Accounting Standards.

                                     CMS-93

                                                          CMS Energy Corporation

8: EQUITY METHOD INVESTMENTS

Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships and joint ventures by the equity method of accounting in accordance with APB Opinion No. 18. Net income from these investments included undistributed earnings of $38 million for the three months ended June 30, 2004 and $36 million for the three months ended June 30, 2003 and $44 million for the six months ended June 30, 2004 and $69 million for the six months ended June 30, 2003. The most significant of these investments is our 50 percent interest in Jorf Lasfar, our 45 percent interest in SCP, and our 40 percent interest in Taweelah. Summarized income statement information for our most significant equity method investments is as follows:

Income Statement Data

                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
                                                          Jorf
Three Months Ended June 30, 2004                         Lasfar          SCP        Taweelah        Total
---------------------------------------------------------------------------------------------------------
Operating revenue                                         $ 102         $  18         $  26         $ 146
Operating expenses                                          (56)           (5)          (12)          (73)
                                                          -----------------------------------------------
Operating income                                             46            13            14            73
Other income (expense), net                                 (14)           (5)           33            14
                                                          -----------------------------------------------
Net income                                                $  32         $   8         $  47         $  87
=========================================================================================================

                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
                                                           Jorf
Three Months Ended June 30, 2003                          Lasfar         SCP        Taweelah        Total
---------------------------------------------------------------------------------------------------------
Operating revenue                                         $  91         $  13         $  25         $ 129
Operating expenses                                          (43)           (4)           (9)          (56)
                                                          -----------------------------------------------
Operating income                                             48             9            16            73
Other expense, net                                           (5)           (5)          (24)          (34)
                                                          -----------------------------------------------
Net income (loss)                                         $  43         $   4         $  (8)        $  39
=========================================================================================================

Income Statement Data

                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
                                                           Jorf
Six Months Ended June 30, 2004                            Lasfar         SCP        Taweelah        Total
---------------------------------------------------------------------------------------------------------
Operating revenue                                         $ 212         $  37         $  48         $ 297
Operating expenses                                         (121)          (10)          (22)         (153)
                                                          -----------------------------------------------
Operating income                                             91            27            26           144
Other income (expense), net                                 (29)          (12)            8           (33)
                                                          -----------------------------------------------
Net income                                                $  62         $  15         $  34         $ 111
=========================================================================================================

                                     CMS-94

                                                          CMS Energy Corporation


                                                                                              In Millions
---------------------------------------------------------------------------------------------------------
                                                          Jorf
Six Months Ended June 30, 2003                           Lasfar          SCP        Taweelah        Total
---------------------------------------------------------------------------------------------------------
Operating revenue                                         $ 181         $  25         $  48         $ 254
Operating expenses                                          (86)           (8)          (18)         (112)
                                                          -----------------------------------------------
Operating income                                             95            17            30           142
Other expense, net                                          (24)           (9)          (26)          (59)
                                                          -----------------------------------------------
Net income                                                $  71         $   8         $   4         $  83
=========================================================================================================

9: REPORTABLE SEGMENTS

Our reportable segments consist of business units organized and managed by their products and services. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.

The electric utility segment consists of the generation and distribution of electricity in the state of Michigan through our subsidiary, Consumers. The gas utility segment consists of regulated activities associated with the transportation, storage, and distribution of natural gas in the state of Michigan through our subsidiary, Consumers. The enterprises segment consists of:

      - investing in, acquiring, developing, constructing, managing, and operating non-utility power generation plants and natural gas facilities in the United States and abroad, and

      -     providing gas, oil, and electric marketing services to energy users.

The following tables show our financial information by reportable segment. The "Other" net income segment includes corporate interest and other, discontinued operations, and the cumulative effect of accounting changes.




REVENUES                                                             In Millions
--------------------------------------------------------------------------------
                                                                        Restated
Three Months Ended June 30                                    2004        2003
--------------------------------------------------------------------------------
  Electric utility                                          $  611        $  602
  Gas utility                                                  300           299
  Enterprises                                                  182           225
                                                            --------------------
                                                            $1,093        $1,126
================================================================================

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK                          In Millions
--------------------------------------------------------------------------------
                                                                        Restated
Three Months Ended June 30                                    2004        2003
--------------------------------------------------------------------------------
  Electric utility                                          $  27         $  35
  Gas utility                                                   1             5
  Enterprises                                                  38             8
  Other                                                       (50)         (113)
                                                            -------------------
                                                            $  16         $ (65)
================================================================================

                                     CMS-95

                                                          CMS Energy Corporation

REVENUES                                                                      In Millions
-----------------------------------------------------------------------------------------
                                                                                 Restated
Six Months Ended June 30                                             2004          2003
-----------------------------------------------------------------------------------------
  Electric utility                                                  $1,241        $1,252
  Gas utility                                                        1,205         1,088
  Enterprises                                                          401           754
                                                                    --------------------
                                                                    $2,847        $3,094
========================================================================================

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK                         In Millions
-------------------------------------------------------------------------------
                                                                       Restated
Six Months Ended June 30                                    2004         2003
-------------------------------------------------------------------------------
  Electric utility                                         $  75         $  86
  Gas utility                                                 57            59
  Enterprises                                                (23)           29
  Other                                                     (100)         (157)
                                                           -------------------
                                                           $   9         $  17
==============================================================================

TOTAL ASSETS                                                           In Millions
----------------------------------------------------------------------------------
                                                                          Restated
June 30                                                       2004          2003
----------------------------------------------------------------------------------
  Electric utility                                          $ 6,935        $ 6,603
  Gas utility                                                 2,886          2,586
  Enterprises                                                 5,030          4,277
  Other                                                         456            473
                                                            ----------------------
                                                            $15,307        $13,939
==================================================================================

10: ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143: This standard became effective January 2003. It requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to do so. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives.

Before adopting this standard, we classified the removal cost of assets included in the scope of SFAS No. 143 as part of the reserve for accumulated depreciation. For these assets, the removal cost of $448 million that was classified as part of the reserve at December 31, 2002, was reclassified in January 2003, in part, as a:

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

                                     CMS-96

                                                          CMS Energy Corporation

consider to assume the settlement of the obligation. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in our ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium were assumed, our ARO liability would increase by $22 million.

If a reasonable estimate of fair value cannot be made in the period the ARO is incurred, such as for assets with indeterminate lives, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, transmission and distribution assets have indeterminate lives. Retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore, no liability has been recorded for these assets. Also, no liability has been recorded for assets that have insignificant cumulative disposal costs, such as substation batteries. The measurement of the ARO liabilities for Palisades and Big Rock are based on decommissioning studies that largely utilize third-party cost estimates.

In addition, in 2003, we recorded an ARO liability for certain pipelines and non-utility generating plants and a $1 million, net of tax, cumulative effect of change in accounting for accretion and depreciation expense for ARO liabilities incurred prior to 2003.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

June 30, 2004                                                                                             In Millions
---------------------------------------------------------------------------------------------------------------------
                                                    In Service                                                  Trust
          ARO Description                             Date            Long Lived Assets                         Fund
---------------------------------------------------------------------------------------------------------------------
Palisades-decommission plant site                   1972          Palisades nuclear plant                        $495
Big Rock-decommission plant site                    1962          Big Rock nuclear plant                           64
JHCampbell intake/discharge water line              1980          Plant intake/discharge water line                 -
Closure of coal ash disposal areas                  Various       Generating plants coal ash areas                  -
Closure of wells at gas storage fields              Various       Gas storage fields                                -
Indoor gas services equipment relocations           Various       Gas meters located inside structures              -
Closure of gas pipelines                            Various       Gas transmission pipelines                        -
Dismantle natural gas-fired power plant             1997          Gas fueled power plant                            -
=====================================================================================================================

June 30, 2004                                                                                                          In Millions
------------------------------------------------------------------------- --------------------------------------------------------
                                                 ARO Liability                                                                ARO
                                             -------------------                                                Cash Flow  Liability
        ARO Description                      1/1/03     12/31/03        Incurred       Settled     Accretion    Revisions   6/30/04
------------------------------------------------------------------------------------------------------------------------------------
Palisades-decommission                        $249        $268        $         -        $  -         $ 10        $ 31        $309
Big Rock-decommission                           61          35                  -         (24)           6          22          39
JHCampbell intake line                           -           -                  -           -            -           -           -
Coal ash disposal areas                         51          52                  -          (1)           3           -          54
Wells at gas storage fields                      2           2                  -           -            -           -           2
Indoor gas services relocations                  1           1                  -           -            -           -           1
Closure of gas pipelines (a)                     8           -                  -           -            -           -           -
Natural gas-fired power plant                    1           1                  -           -            1           -           2
                                              ------------------------------------------------------------------------------------
Total                                         $373        $359        $         -        $(25)        $ 20        $ 53        $407
==================================================================================================================================

(a) ARO Liability was settled in 2003 as a result of the sales of Panhandle and CMS Field Services.

                                     CMS-97

                                                          CMS Energy Corporation

The Palisades and Big Rock cash flow revisions resulted from new decommissioning reports filed with the MPSC in March 2004. For additional details, see Note 3, Uncertainties, "Other Consumers' Electric Utility Uncertainties - Nuclear Plant Decommissioning."

Reclassification of certain types of Cost of Removal: Beginning in December 2003, the SEC requires the quantification and reclassification of the estimated cost of removal obligations arising from other than legal obligations. These cost of removal obligations have been accrued through depreciation charges. We estimate that we had $1.016 billion at June 30, 2004 and $950 million at June 30, 2003 of previously accrued asset removal costs related to our regulated operations arising from other than legal obligations. These obligations, which were previously classified as a component of accumulated depreciation, are now classified as regulatory liabilities in the accompanying Consolidated Balance Sheets.

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

We determined that we are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. In addition, the FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. As such, we consolidated their assets, liabilities, and activities into our financial statements for the first time as of and for the quarter ended March 31, 2004. These partnerships have third-party obligations totaling $728 million at June 30, 2004. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $1.453 billion at June 30, 2004. The creditors of these partnerships do not have recourse to the general credit of CMS Energy.

At December 31, 2003, we determined that we are the primary beneficiary of three other entities that are determined to be variable interest entities. We have 50 percent partnership interest in the T.E.S. Filer City Station Limited Partnership, the Grayling Generating Station Limited Partnership, and the Genesee Power Station Limited Partnership. Additionally, we have operating and management contracts and are the primary purchaser of power from each partnership through long-term power purchase agreements. Collectively, these interests make us the primary beneficiary as defined by the Interpretation. Therefore, we consolidated these partnerships into our consolidated financial statements for the first time as of December 31, 2003. These partnerships have third-party obligations totaling $118 million at June 30, 2004. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $169 million as of June 30, 2004. Other than outstanding letters of credit and guarantees of $5 million, the creditors of these partnerships do not have recourse to the general credit of CMS Energy.

                                     CMS-98

                                                          CMS Energy Corporation

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

We are not required to restate prior periods for the impact of this accounting change.

Additionally, we have variable interest entities in which we are not the primary beneficiary. FASB Interpretation No. 46 requires us to disclose certain information about these entities. The chart below details our involvement in these entities at June 30, 2004:

---------------------------------------------------------------------------------------------------------------------------------
Name (Ownership      Nature of the                   Involvement  Investment Balance       Operating Agreement   Total Generating
   Interest)            Entity           Country        Date        (In Millions)           with CMS Energy          Capacity
---------------------------------------------------------------------------------------------------------------------------------
Taweelah (40%)       Generator         United Arab     1999             $     93           Yes                           777 MW
                                       Emirates

                     Generator -
                     Under
Jubail (25%)         Construction      Saudi Arabia    2001             $      -           Yes                           250 MW

                     Generator -
                     Under             United Arab
Shuweihat (20%)      Construction      Emirates        2001             $    (16)(a)       Yes                         1,500 MW
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                   $     77                                       2,527 MW
================================================================================================================================

(a) At June 30, 2004, we carried a negative investment in Shuweihat. The balance is comprised of our investment of $3 million reduced by our proportionate share of the negative fair value of derivative instruments of $19 million. We are required to record the negative investment due to our future commitment to make an equity investment in Shuweihat.

Our maximum exposure to loss through our interests in these variable interest entities is limited to our investment balance of $77 million, and letters of credit, guarantees, and indemnities relating to Taweelah and Shuweihat totaling $129 million. Included in that total is a letter of credit relating to our required initial investment in Shuweihat of $70 million. We plan to contribute our initial investment when the project becomes commercially operational in 2004.

FASB STAFF POSITION, NO. SFAS 106-2, ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT, AND MODERNIZATION ACT OF 2003: The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is exempt from federal taxation, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. At December 31, 2003, we elected a one-time deferral of the accounting for the Act, as permitted by FASB Staff Position, No. SFAS 106-1.

The final FASB Staff Position, No. SFAS 106-2 supersedes FASB Staff Position, No. SFAS 106-1 and provides further accounting guidance. FASB Staff Position, No. SFAS 106-2 states that for plans that are

                                     CMS-99

                                                          CMS Energy Corporation

actuarially equivalent to Medicare Part D, employers' measures of accumulated postretirement benefit obligations and postretirement benefit costs should reflect the effects of the Act.

We believe our plan is actuarially equivalent to Medicare Part D and have incorporated retroactively the effects of the subsidy into our financial statements as of June 30, 2004, in accordance with FASB Staff Position, No. SFAS 106-2. We remeasured our obligation as of December 31, 2003 to incorporate the impact of the Act, which resulted in a reduction to the accumulated postretirement benefit obligation of $158 million. The remeasurement resulted in a reduction of OPEB cost of $6 million for the three months ended June 30, 2004, $12 million for the six months ended June 30, 2004, and an expected total reduction of $24 million for 2004. Consumers capitalizes a portion of OPEB cost in accordance with regulatory accounting. As such, the remeasurement resulted in a net reduction of OPEB expense of $4 million, or $0.03 per share, for the three months ended June 30, 2004, $9 million, or $0.05 per share, for the six months ended June 30, 2004, and an expected total net expense reduction of $17 million for 2004.

EITF NO. 03-6, PARTICIPATING SECURITIES AND THE TWO-CLASS METHOD UNDER SFAS NO. 128: EITF No. 03-6, effective June 30, 2004, addresses the treatment of participating securities in earnings per share calculations. This EITF defines participating securities and describes their treatment using a two-class method of calculating earnings per share. Since we have not issued any participating securities, as defined by EITF No. 03-6 and SFAS No. 128, there was no impact on earnings per share upon adoption.

                                    CMS-100

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

We manage our business by the nature and services each provides and operate principally in two business segments: electric utility and gas utility. Our electric utility operations include the generation, purchase, distribution, and sale of electricity. Our gas utility operations include the purchase, transportation, storage, distribution, and sale of natural gas.

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

Despite strong financial and operational performance in 2003, we face important challenges in the future. We continue to lose industrial and commercial customers to alternative electric suppliers without receiving compensation for stranded costs caused by the lost sales. As of July 2004, we have lost 858 MW or 11 percent of our electric load to these alternative electric suppliers. Based on current trends, we predict load loss by year-end to be in the range of 900 MW to 1,100 MW. However, no assurance can be made that the actual load loss will not be greater or less than that range. Existing state legislation encourages competition and provides for recovery of stranded costs, but the MPSC has not yet authorized stranded cost recovery. We continue to seek resolution of this issue. In July 2004, several bills were introduced into the Michigan Senate that could change Michigan's Customer Choice Act.

Further, higher natural gas prices have harmed the economics of the MCV Partnership and we are seeking approval from the MPSC to change the way the facility is used. Our proposal would reduce gas consumption by an estimated 30 to 40 bcf per year while improving the MCV Partnership's financial performance with no change to customer rates. A portion of the benefits from the proposal will support additional renewable resource development in Michigan. Resolving the issue is critical for our shareowners and customers.

Our gas business faces market and regulatory uncertainties relating to gas costs. We attempt to minimize these uncertainties by fully recovering what we spend to purchase the gas through the GCR process. We currently have a GCR year 2003-2004 reconciliation on file with the MPSC.
                                     CE-1

                                                        Consumers Energy Company

We are focused on further reducing our business, financial, and regulatory risks, while growing the equity base of our company. Finally, we are planning to devote more attention to improving business growth. Our business plan is targeted at predictable earnings growth. The result of these efforts will be a strong, reliable utility company that will be poised to take advantage of opportunities for further growth.

CONSOLIDATION OF THE MCV PARTNERSHIP AND THE FMLP

Under Revised FASB Interpretation No. 46, we are the primary beneficiary of the MCV Partnership and the FMLP. As a result, we have consolidated the assets, liabilities, and activities of these entities into our financial statements as of and for the three and six months ended June 30, 2004. These entities are reported as equity method investments in our financial statements as of and for the three and six months ended June 30, 2003. Therefore, the consolidation of these entities had no impact on our consolidated net income for the three and six months ended June 30, 2004. For additional details, see Note 7, Implementation of New Accounting Standards.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined in Rule 3b-6 of the Securities Exchange Act of 1934, as amended, Rule 175 of the Securities Act of 1933, as amended, and relevant legal decisions. Our intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and/or control:

      - capital and financial market conditions, including the current price of CMS Energy Common Stock and the effect of such market conditions on the Pension Plan, interest rates and availability of financing to Consumers, CMS Energy, or any of their affiliates and the energy industry,

      -     ability to access the capital markets successfully,

      - market perception of the energy industry, Consumers, CMS Energy, or any of their affiliates,

      -     credit ratings of Consumers, CMS Energy, or any of their affiliates,

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

                                                        Consumers Energy Company

      - adverse regulatory or legal decisions, including environmental laws and regulations,

      - the impact of adverse natural gas prices on the MCV Partnership investment, regulatory decisions concerning the MCV Partnership RCP, and regulatory decisions that limit our recovery of capacity and fixed energy payments,

      - federal regulation of electric sales and transmission of electricity including re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions, and proposals by the FERC to change the way public utilities and natural gas companies, and their subsidiaries and affiliates, interact with each other,

      - energy markets, including the timing and extent of unanticipated changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      - potential disruption or interruption of facilities or operations due to accidents or terrorism, and the ability to obtain or maintain insurance coverage for such events,

      - nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

      - technological developments in energy production, delivery, and usage,

      -     achievement of capital expenditure and operating expense goals,

      - changes in financial or regulatory accounting principles or policies,

      - outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims,

      - limitations on our ability to control the development or operation of projects in which our subsidiaries have a minority interest,

      - disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

      - other business or investment considerations that may be disclosed from time to time in Consumers' or CMS Energy's SEC filings, or in other publicly issued written documents, and

      - other uncertainties that are difficult to predict, and many of which are beyond our control.

                                                        Consumers Energy Company

RESULTS OF OPERATIONS

NET INCOME AVAILABLE TO COMMON STOCKHOLDER

                                                                    In Millions
-------------------------------------------------------------------------------
June 30                                              2004      2003     Change
-------------------------------------------------------------------------------
Three months ended                                   $ 23      $ 40      $(17)
Six months ended                                     $128      $139      $(11)
===============================================================================

2004 COMPARED TO 2003: For the three months ended June 30, 2004, our net income decreased $17 million versus the same period in 2003 primarily due to higher MSBT expense, a reduction in electric and gas revenues, and decreased earnings from our investment in the MCV Partnership. Increased MSBT expense lowered net income by $12 million due to a 2003 reduction to reflect CMS Energy receiving approval to file consolidated tax returns for the years 2000 and 2001. These returns were filed during the second quarter of 2003. Decreased electric delivery revenues further reduced net income by $7 million primarily due to tariff revenue reductions and the continued loss of commercial and industrial customers switching to alternative electric suppliers as allowed by the Customer Choice Act. Decreased gas delivery revenues due to warmer weather further reduced net income by $5 million. Also contributing to the decline in net income were lower earnings from the MCV Partnership, reducing net income $4 million. The reduction in the MCV Partnership earnings reflects an increase in non-recoverable fuel costs incurred at the MCV Facility and a decrease in the fair value of certain long-term gas contracts.

Partially offsetting these reductions to net income were $10 million in benefits primarily relating to reduced depreciation expense and additional interest income. The Customer Choice Act authorized us to defer electric depreciation on the excess of capital expenditures over our depreciation base and recognize interest income on the excess capital expenditures. Gas depreciation expense also declined in the second quarter of 2004 due to the interim MPSC gas rate order issued in December 2003.

For the six months ended June 30, 2004, our net income decreased $11 million versus the same period in 2003. Warmer weather reduced gas delivery revenues, decreasing net income by $14 million. The warmer weather improved electric delivery sales to the higher margin residential sector; however, tariff revenue reductions and the continued loss of customers to alternative electric suppliers as allowed by the Customer Choice Act more than offset this benefit. Electric delivery revenues decreased net income by $13 million. Earnings from our investment in the MCV Partnership declined $10 million primarily due to increases in non-recoverable fuel costs incurred at the MCV Facility and decreases in the fair value of certain long-term gas contracts. Higher general taxes decreased net income $9 million due to a 2003 reduction in MSBT expense to reflect the benefit of CMS Energy receiving approval to file consolidated tax returns for the years 2000 and 2001. Net income was further decreased $8 million due to greater average borrowings, partially offset by a reduction in our average interest rate. In 2003, under provisions of the Customer Choice Act, the excess, or overrecovery of PSCR revenues over PSCR costs benefited net income. In contrast, in 2004 PSCR overrecoveries must be reserved for possible future refund and consequently do not benefit net income. This change in the treatment of PSCR overrecoveries reduced net income $5 million.

Partially offsetting these reductions to net income were $27 million in benefits relating primarily to reduced depreciation expense and increases in interest income. The Customer Choice Act authorized us to defer electric depreciation on the excess of capital expenditures over our depreciation base and recognize interest income on the excess capital expenditures. Gas depreciation expense also declined in 2004 due to the interim MPSC gas rate order issued in December 2003. This interim order also authorized a gas rate

                                                        Consumers Energy Company

increase that benefited net income by $7 million. Non-commodity gas revenues further increased net income $2 million due to increased gas transportation and storage revenues. Finally, net income benefited from the absence of a $12 million charge taken in 2003. The 2003 charge reflects a decline in the market value of CMS Energy stock held by us.

For additional details, see "Electric Utility Results of Operations" and "Gas Utility Results of Operations" within this section and Note 2, Uncertainties.

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                           In Millions
------------------------------------------------------------------------------------------------------
June 30                                                                        2004    2003    Change
------------------------------------------------------------------------------------------------------
Three months ended                                                             $ 27     $35       $ (8)
Six months ended                                                                $75     $86       $(11)
======================================================================================================

                                                    Three Months Ended            Six Months Ended
Reasons for the change:                           June 30, 2004 vs. 2003        June 30, 2004 vs. 2003
------------------------------------------------------------------------------------------------------
Electric deliveries                                                $(10)                          $(20)
Power supply costs and related revenue                               (2)                            (8)
Other operating expenses, non-commodity
revenue and other income                                             13                             26
General taxes                                                       (14)                           (10)
Fixed charges                                                        --                             (6)
Income taxes                                                          5                              7
                                                             -----------------------------------------
Total change                                                       $ (8)                          $(11)
======================================================================================================

ELECTRIC DELIVERIES: Electric deliveries, including transactions with other wholesale marketers, other electric utilities, and customers choosing alternative suppliers increased 0.7 billion kWh or 7.2 percent and 1.0 billion kWh or 5.4 percent for the three and six months ended June 30, 2004 versus the same periods in 2003. The corresponding increases in electric delivery revenue for both periods were offset by tariff revenue reductions and decreased sales margins from deliveries to customers choosing alternative electric suppliers.

The tariff revenue reductions, which began January 1, 2004, were equivalent to the Big Rock nuclear decommissioning surcharge in effect when our electric retail rates were frozen from June 2000 through December 31, 2003. The tariff revenue reductions were reclassified for capped customers as increases to PSCR revenues. The increased PSCR revenues helped negate possible losses attributable to the underrecovery of PSCR costs for these customers, primarily the residential and small commercial classes. In fact, the revenue reclassification contributed to the overrecovery of PSCR revenues in excess of PSCR costs in these customer classes for the three and six months ended June 30, 2004. In 2004, to the extent we have PSCR overrecoveries, the overrecovery must be reserved for possible future refund. The tariff revenue reductions have decreased electric delivery revenues by approximately $9 million in the second quarter of 2004, and $18 million in the first six months of 2004 versus 2003. The tariff revenue reductions are expected to decrease electric delivery revenues by $35 million for the full year of 2004 versus the full year of 2003.

                                                        Consumers Energy Company

For the three and six months ended June 30, 2004, the overall decline in electric delivery revenues was offset partially by increased sales to residential customers due to warmer weather versus the same periods in 2003.

POWER SUPPLY COSTS AND RELATED REVENUE: In 2003, our power supply cost rate of recovery was a fixed amount per kWh, as required under the Customer Choice Act. Therefore, power supply-related revenue in excess of actual power supply costs increased operating income. By contrast, if power supply-related revenues had been less than actual power supply costs, the impact would have decreased operating income. In 2004, our recovery of power supply costs is no longer fixed, but is instead restricted to a pre-defined limit for certain customer classes. The customer classes that have a pre-defined limit, or cap, on the level of power supply costs they can be charged are primarily the residential and small commercial customer classes. In 2004, to the extent our power supply-related revenues are in excess of actual power supply costs, this former benefit is reserved for possible future refund. This change in the treatment of excess power supply revenues over power supply costs decreased operating income for the three and six months ended June 30, 2004 versus the same periods in 2003.

OTHER OPERATING EXPENSES, NON-COMMODITY REVENUE AND OTHER INCOME: In the three months ended June 30, 2004, other operating expenses decreased $1 million, non-commodity revenue increased $1 million, and other income increased $11 million versus the same period in 2003. The increase in other income relates primarily to interest income recognized in relation to capital expenditures in excess of depreciation, as allowed by the Customer Choice Act. This Act also enabled us to defer depreciation expense on the excess of capital expenditures over our depreciation base, contributing to a reduction in operating expenses for the second quarter of 2004 versus the same period in 2003. Higher other operating expenses substantially offset the reduction in electric depreciation expense.

In the six months ended June 30, 2004, other operating expenses decreased $6 million and other income increased $20 million versus the same period in 2003. The increase in other income relates primarily to interest income recognized in relation to capital expenditures in excess of depreciation, as allowed by the Customer Choice Act. Operating expense decreases reflect lower benefit costs and our ability to defer depreciation expense on the excess of capital expenditures over our depreciation base, as allowed by the Customer Choice Act.

GENERAL TAXES: General taxes increased in the three and six months ended June 30, 2004 versus the same periods in 2003 primarily due to reductions in the MSBT expense in 2003. The 2003 reduction was primarily due to CMS Energy having received approval to file consolidated tax returns for the years 2000 and 2001. The taxable income for these years was lower than the amount used to make estimated MSBT payments. These returns were filed in the second quarter of 2003.

FIXED CHARGES: Fixed charges increased in the six months ended June 30, 2004 versus the same periods in 2003 due to higher average debt levels, partially offset by a reduction in the average rates of interest. The average rate of interest dropped 79 basis points and 60 basis points for the three and six month periods ended June 30, 2004 versus the same periods in 2003.

INCOME TAXES: In the three and six months ended June 30, 2004, income taxes decreased versus the same periods in 2003 primarily due to lower earnings by the electric utility, and the OPEB Medicare Part D federal subsidy that is exempt from federal taxation.

                                                        Consumers Energy Company

GAS UTILITY RESULTS OF OPERATIONS

                                                                                                  In Millions
-------------------------------------------------------------------------------------------------------------
June 30                                                                       2004       2003          Change
-------------------------------------------------------------------------------------------------------------
Three months ended                                                              $ 1        $ 5          $ (4)
Six months ended                                                                $57        $59          $ (2)
=============================================================================================================

                                                      Three Months Ended                  Six Months Ended
Reasons for the change:                             June 30, 2004 vs. 2003             June 30, 2004 vs. 2003
-------------------------------------------------------------------------------------------------------------
Gas deliveries                                                        $ (7)                              $(21)
Gas rate increase                                                        2                                 11
Gas wholesale and retail services and other gas
 revenues                                                                1                                  3
Operation and maintenance                                                -                                 (2)
General taxes, depreciation, and other income                           (3)                                 3
Fixed charges                                                           (2)                                (6)
Income taxes                                                             5                                 10
                                                    ---------------------------------------------------------
Total change                                                          $ (4)                              $ (2)
=============================================================================================================

GAS DELIVERIES: For the three months ended June 30, 2004, the more profitable non-transportation gas deliveries decreased 4.9 bcf or 13.6 percent primarily due to milder weather. The less profitable transportation gas deliveries increased 5.2 bcf or 21.0 percent due to increased MCV Facility generation. Overall, gas deliveries, including miscellaneous transportation, increased 0.3 bcf or 0.5 percent versus the same period in 2003.

For the six months ended June 30, 2004, gas deliveries, including miscellaneous transportation, decreased 6.7 bcf or 2.9 percent versus the same period in 2003 primarily due to milder weather.

GAS RATE INCREASE: In December 2003, the MPSC issued an interim gas rate order authorizing a $19 million annual increase to gas tariff rates. As a result of this order, gas revenues increased for the three and six months ended June 30, 2004 versus the same periods in 2003.

GAS WHOLESALE AND RETAIL SERVICES AND OTHER GAS REVENUES: For the three and six months ended June 30, 2004, wholesale and retail services and other gas revenues increased primarily due to increased gas transportation and storage revenues versus the same periods in 2003.

OPERATION AND MAINTENANCE: For the six months ended June 30, 2004, increased expenditures on safety, reliability, and customer service were offset partially by reduced benefit costs compared to the same period in 2003.

GENERAL TAXES, DEPRECIATION, AND OTHER INCOME: For the three months ended June 30, 2004 versus the same period in 2003, general tax expense increased $5 million due to higher MSBT expense and depreciation expense decreased $2 million. The increase in MSBT expense is primarily due to CMS Energy having received approval to file consolidated tax returns for the years 2000 and 2001. The taxable income for these years was lower than the amount used to make estimated MSBT payments. These returns were filed in the second quarter of 2003. The reduced depreciation expense relates to decreases in

                                                        Consumers Energy Company

depreciation rates authorized by the MPSC's December 2003 interim rate order.

For the six months ended June 30, 2004, general tax expense increased $4 million due to higher MSBT expense, depreciation expense decreased $8 million, and other income decreased $1 million versus the same period in 2003. The increase in MSBT expense is primarily due to CMS Energy having received approval to file consolidated tax returns for the years 2000 and 2001. The taxable income for these years was lower than the amount used to make estimated MSBT payments. These returns were filed in the second quarter of 2003. The reduced depreciation expense relates to decreases in depreciation rates authorized by the MPSC's December 2003 interim rate order.

FIXED CHARGES: Fixed charges increased in the three and six months ended June 30, 2004 versus the same periods in 2003 due to higher average debt levels, partially offset by a reduction in the average rate of interest. The average rate of interest dropped 79 basis points and 60 basis points for the three and six month periods ended June 30, 2004 versus the same periods in 2003.

INCOME TAXES: For the three and six months ended June 30, 2004 versus the same periods in 2003, income taxes decreased due to the income tax treatment of items related to plant, property and equipment as required by past MPSC rulings, the decreased earnings of the gas utility, and the OPEB Medicare Part D federal subsidy that is exempt from federal taxation.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are important to an understanding of our results of operations and financial condition and should be considered an integral part of our MD&A:

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

                                                        Consumers Energy Company

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

Under our PPA with the MCV Partnership, we pay a capacity charge based on the availability of the MCV Facility whether or not electricity is actually delivered to us; a variable energy charge for kWh delivered to us; and a fixed energy charge based on availability up to 915 MW and based on delivery for the remaining 325 MW of contract capacity. The cost that we incur under the MCV Partnership PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments will aggregate $206 million from 2004 through 2007. For capacity and fixed energy payments billed by the MCV Partnership after September 15, 2007, and not recovered from customers, we expect to claim relief under a regulatory out provision under the MCV Partnership PPA. This provision obligates Consumers to pay the MCV Partnership only those capacity and energy charges that the MPSC has authorized for recovery from electric customers. The effect of any such action would be to:

      - reduce cash flow to the MCV Partnership, which could have an adverse effect on our investment, and

      - eliminate our underrecoveries for capacity and fixed energy payments.

Further, under the PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been impacted negatively.

As a result of returning to the PSCR process on January 1, 2004, we returned to dispatching the MCV Facility on a fixed load basis, as permitted by the MPSC, in order to maximize recovery from electric customers of our capacity and fixed energy payments. This fixed load dispatch increases the MCV Facility's output and electricity production costs, such as natural gas. As the spread between the MCV Facility's variable electricity production costs and its energy payment revenue widens, the MCV Partnership's financial performance and our investment in the MCV Partnership is and will be affected adversely.

In February 2004, we filed the RCP with the MPSC that is intended to help conserve natural gas and thereby improve our investment in the MCV Partnership, without raising the costs paid by our electric customers. The plan's primary objective is to dispatch the MCV Facility on the basis of natural gas market prices, which will reduce the MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility will benefit Consumers' ownership interest in the MCV Partnership. Presently, we are in settlement discussions with the parties to the RCP filing. However, in July 2004, several qualifying facilities filed for a stay on the RCP proceeding in the Ingham County Circuit Court after their previous attempt to intervene on the proceeding was denied by the MPSC.
Hearings on the stay are scheduled for August 11, 2004. We cannot predict if or when the MPSC will approve the RCP or the outcome of the Ingham County Circuit Court hearings.

                                                        Consumers Energy Company

The two most significant variables in the analysis of the MCV Partnership's future financial performance are the forward price of natural gas for the next 20 years and the MPSC's decision in 2007 or beyond related to limiting our recovery of capacity and fixed energy payments. Natural gas prices have been volatile historically. Presently, there is no consensus in the marketplace on the price or range of future prices of natural gas. Even with an approved RCP, if gas prices continue at present levels or increase, the economics of operating the MCV Facility may be adverse enough to require us to recognize an impairment of our investment in the MCV Partnership. We presently cannot predict the impact of these issues on our future earnings, cash flows, or on the value of our investment in the MCV Partnership.

For additional details on the MCV Partnership, see Note 2, Uncertainties, "Other Electric Uncertainties - The Midland Cogeneration Venture."

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because we are involved in a regulated industry, regulatory decisions affect the timing and recognition of revenues and expenses. We use SFAS No. 71 to account for the effects of these regulatory decisions. As a result, we may defer or recognize revenues and expenses differently than a non-regulated entity.

For example, items that a non-regulated entity normally would expense, we may record as regulatory assets if the actions of the regulator indicate such expenses will be recovered in future rates. Conversely, items that non-regulated entities may normally recognize as revenues, we may record as regulatory liabilities if the actions of the regulator indicate they will require such revenues be refunded to customers. Judgment is required to determine the recoverability of items recorded as regulatory assets and liabilities. As of June 30, 2004, we had $1.125 billion recorded as regulatory assets and $1.502 billion recorded as regulatory liabilities.

For additional details on industry regulation, see Note 1, Corporate Structure and Accounting Policies, "Utility Regulation."

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. Debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale securities. Our debt securities are classified as held-to-maturity securities and are reported at cost. Our investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are determined to be other than temporary. Unrealized gains or losses resulting from changes in the fair value of our nuclear decommissioning investments are reflected in Regulatory Liabilities. The fair value of our equity securities is determined from quoted market prices.

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

                                                        Consumers Energy Company

If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability at the fair value of the contract. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the market value of the contract, a practice known as marking the contract to market. Changes in the fair value of a derivative (that is, gains or losses) are reported either in earnings or accumulated other comprehensive income, depending on whether the derivative qualifies for special hedge accounting treatment.

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

Additionally, the MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that its long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet. Should significant changes in the level of the MCV Facility operational dispatch or purchases of long-term gas occur, the MCV Partnership would be required to re-evaluate its accounting treatment for these long-term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility.

To determine the fair value of contracts that are accounted for as derivative instruments, we use a combination of quoted market prices and mathematical valuation models. Valuation models require various inputs, including forward prices, volatilities, interest rates, and exercise periods. Changes in forward prices or volatilities could change significantly the calculated fair value of certain contracts. At June 30, 2004, we assumed a market-based interest rate of 1 percent (a rate that is not significantly different than the LIBOR rate) and volatility rates ranging between 60 percent and 71 percent to calculate the fair value of our gas options. At June 30, 2004, we assumed market-based interest rates ranging between 1.37 percent and 4.50 percent and volatility rates ranging between 24 percent and 44 percent to calculate the fair value of the gas fuel derivative contracts held by the MCV Partnership.

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

                                                        Consumers Energy Company

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

Interest Rate Risk Sensitivity Analysis (assuming a 10 percent adverse change in market interest rates):

                                                                                                In Millions
-----------------------------------------------------------------------------------------------------------
                                                                      June 30, 2004       December 31, 2003
-----------------------------------------------------------------------------------------------------------
Variable-rate financing - before tax annual earnings exposure                 $   1                  $    1
Fixed-rate financing - potential loss in fair value (a)                         154                     154
===========================================================================================================

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

Commodity Price Risk: For purposes other than trading, we enter into electric call options, fixed-priced weather-based gas supply call options, and fixed-priced gas supply call and put options. Electric call options are purchased to protect against the risk of fluctuations in the market price of electricity, and to ensure a reliable source of capacity to meet our customers' electric needs. Purchased electric call options give us the right, but not the obligation, to purchase electricity at predetermined fixed prices. Purchases of gas supply call options and weather-based gas supply call options, coupled with the sale of gas supply put options, are used to purchase reasonably priced gas supply. Purchases of gas supply call options give us the right, but not the obligation, to purchase gas supply at predetermined fixed prices. Gas supply put options sold give third-party suppliers the right, but not the obligation, to sell gas supply to us at predetermined fixed prices. At June 30, 2004, we held fixed-priced weather-based gas supply call options and fixed-price gas supply call and put options.

The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation and to manage gas fuel costs. Some of these contracts contain volume optionality and, therefore, are treated as derivative instruments. Also, the MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against

                                                        Consumers Energy Company

unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements.

Commodity Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):

                                                                                      In Millions
-------------------------------------------------------------------------------------------------
                                                              June 30, 2004     December 31, 2003
-------------------------------------------------------------------------------------------------
Potential reduction in fair value:
 Gas supply option contracts                                          $   7                   $ 1
 Derivative contracts associated with Consumers' investment
 in the MCV Partnership:
  Gas fuel contracts                                                     21                   N/A
  Gas fuel futures, options, and swaps                                   38                   N/A
=================================================================================================

During the six months ended June 30, 2004, we entered into additional weather-based gas supply call options, as well as gas supply call and put option contracts. As a result, the potential reduction in the fair value increased from December 31, 2003, as shown in the table above. We did not perform a sensitivity analysis for the derivative contracts held by the MCV Partnership as of December 31, 2003 because the MCV Partnership was not consolidated into our financial statements until March 31, 2004, as discussed in Note 7, Implementation of New Accounting Standards.

Equity Securities Price Risk: We are exposed to price risk associated with investments in equity securities. As discussed in "Financial Instruments" within this section, our investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are determined to be other than temporary. Unrealized gains or losses resulting from changes in the fair value of our nuclear decommissioning investments are reflected in Regulatory Liabilities. Our debt securities are classified as held-to-maturity securities and have original maturity dates of approximately one year or less. Because of the short maturity of these instruments, their carrying amounts approximate their fair values.

Equity Securities Price Risk Sensitivity Analysis (assuming a 10 percent adverse change in market prices):

                                                               In Millions
--------------------------------------------------------------------------
                                        June 30, 2004    December 31, 2003
--------------------------------------------------------------------------
Potential reduction in fair value:
 Nuclear decommissioning investments            $  54                $  57
 Other available-for-sale investments               4                    4
==========================================================================

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

401(k): In our effort to reduce costs, the employer's match for the 401(k) plan was suspended effective September 1, 2002. The employer's match for the 401(k) plan is scheduled to resume on January 1, 2005.

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

The following table provides an estimate of our pension cost, OPEB cost, and cash contributions for the next three years:

                                                                              In Millions
-----------------------------------------------------------------------------------------
Expected Costs               Pension Cost            OPEB Cost              Contributions
-----------------------------------------------------------------------------------------
2004                              $20                   $30                     $  62
2005                               52                    38                        78
2006                               71                    35                       110
========================================================================================

Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan. As of June 30, 2004, we have a prepaid pension asset of $373 million, $20 million of which is in Other current assets on our Consolidated Balance Sheet.

Lowering the expected long-term rate of return on the Pension Plan assets by
0.25 percent (from 8.75 percent to 8.50 percent) would increase estimated pension cost for 2004 by $2 million. Lowering the discount rate by 0.25 percent (from 6.25 percent to 6.00 percent) would increase estimated pension cost for 2004 by $4 million.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the
Act) was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is exempt from federal taxation, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D.

                                                        Consumers Energy Company

We believe our plan is actuarially equivalent to Medicare Part D and have incorporated retroactively the effects of the subsidy into our financial statements as of June 30, 2004 in accordance with FASB Staff Position, No. SFAS 106-2. We remeasured our obligation as of December 31, 2003 to incorporate the impact of the Act, which resulted in a reduction to the accumulated postretirement benefit obligation of $148 million. The remeasurement resulted in a reduction of OPEB cost of $6 million for the three months ended June 30, 2004, $11 million for the six months ended June 30, 2004, and an expected total reduction of $23 million for 2004.

For additional details on postretirement benefits, see Note 5, Retirement Benefits, and Note 7, Implementation of New Accounting Standards.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

SFAS No. 143 became effective January 2003. It requires companies to record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives. As required by SFAS No. 71, we accounted for the implementation of this standard by recording regulatory assets and liabilities instead of a cumulative effect of a change in accounting principle.

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

If a reasonable estimate of fair value cannot be made in the period the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. Generally, transmission and distribution assets have indeterminate lives. Retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore, no liability has been recorded for these assets. Also, no liability has been recorded for assets that have insignificant cumulative disposal costs, such as substation batteries. The measurement of the ARO liabilities for Palisades and Big Rock are based on decommissioning studies, which largely utilize third-party cost estimates. For additional details on ARO, see Note 6, Asset Retirement Obligations.

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

                                                        Consumers Energy Company

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

Based on current projections, the current level of funds provided by the trusts is not adequate to fully fund the decommissioning of Big Rock or Palisades. This is due in part to the DOE's failure to accept the spent nuclear fuel on schedule, and lower returns on the trust funds. We are attempting to recover our additional costs for storing spent nuclear fuel through litigation. We will also seek additional relief from the MPSC. For additional details on nuclear decommissioning, see Note 2, Uncertainties, "Other Electric Uncertainties - Nuclear Plant Decommissioning" and "Nuclear Matters."

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

                                                        Consumers Energy Company

Our current financial plan includes monitoring our operating expenses and capital expenditures and evaluating market conditions for financing opportunities. We believe our current level of cash and borrowing capacity, along with anticipated cash flows from operating and investing activities, will be sufficient to meet our liquidity needs through 2005.

CASH POSITION, INVESTING, AND FINANCING

SUMMARY OF CASH FLOWS:

                                                                    In Millions
-------------------------------------------------------------------------------
          Six Months Ended June 30                       2004             2003
-------------------------------------------------------------------------------
Net cash provided by (used in):
   Operating activities                                  $ 564            $ 189
   Investing activities                                   (254)            (225)
   Financing activities                                   (125)             (22)
                                                         ----------------------
Net Increase (Decrease) in Cash and Cash Equivalents     $ 185            $ (58)
================================================================================

OPERATING ACTIVITIES:

For the six months ended June 30, 2004, net cash provided by operating activities increased $375 million compared to the six months ended June 30, 2003 due to an increase of other liabilities of $174 million resulting from an increase in accrued interest, accrued refunds, and other current liabilities. Accrued interest and other current liabilities increased as a result of the Revised FASB Interpretation No. 46 consolidation of the MCV Partnership and the FMLP. The increase in accrued refunds relates to the $11 million settlement in our 2002-2003 GCR case and potential overrecoveries primarily from our large commercial and industrial customers resulting from our return to the PSCR process. For additional details regarding the PSCR process, refer to "Electric Business Uncertainties - Competition and Regulatory Restructuring - PSCR" within this MD&A. There was an increase in accounts payable of $85 million resulting from the purchase of natural gas at higher prices and fewer suppliers requiring advance payments for gas purchases. In addition, there was a greater decrease in gas inventory of $55 million resulting from sales at higher prices combined with lower volumes of gas purchased.

INVESTING ACTIVITIES:

For the six months ended June 30, 2004, net cash from investing activities decreased $29 million due to an increase in 2004 versus 2003 capital expenditures of $17 million and a decrease in asset sale proceeds of $15 million resulting from higher 2003 asset sales.

FINANCING ACTIVITIES:

For the six months ended June 30, 2004, net cash from financing activities decreased $103 million primarily due to a decrease of $131 million in net proceeds from borrowings. For additional details on long-term debt activity, see
Note 3, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

REGULATORY AUTHORIZATION FOR FINANCINGS: We issue short and long-term securities under the FERC's authorization. For additional details of our existing authorization, see Note 3, Financings and Capitalization.

                                                        Consumers Energy Company

LONG-TERM DEBT: The components of long-term debt are presented in Note 3, Financings and Capitalization.

SHORT-TERM FINANCINGS: At June 30, 2004, we had $376 million available and the MCV Partnership had $50 million available in short-term credit facilities. The facilities are available for general corporate purposes, working capital, and letters of credit. As of August 3, 2004, we obtained an amended and restated $500 million secured revolving credit facility to replace our $400 million facility. The amended facility carries a three-year term and provides for lower interest rates. Additional details on short-term financings are presented in
Note 3, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS:

Sale of Accounts Receivable: Under a revolving accounts receivable sales program, we may sell up to $325 million of certain accounts receivable. For additional details, see Note 3, Financings and Capitalization.

CONTINGENT COMMITMENTS: Our contingent commitments include indemnities and letters of credit. Indemnities are agreements to reimburse other companies, such as an insurance company, if those companies have to complete our contractual performance in a third-party contract. Banks, on our behalf, issue letters of credit guaranteeing payment to a third party. Letters of credit substitute the bank's credit for ours and reduce credit risk for the third-party beneficiary. We monitor and approve these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with these guarantees. Our off-balance sheet commitments at June 30, 2004 expire as follows:

Contingent Commitments                                                                               In Millions
----------------------------------------------------------------------------------------------------------------
                                                                          Commitment Expiration
                                                        --------------------------------------------------------
                                                                                                        2009 and
                                              Total     2004      2005      2006      2007     2008      beyond
----------------------------------------------------------------------------------------------------------------
Off-balance sheet:
   Surety bonds and
    other indemnifications
    (a)                                         $ 8      $ 1       $ -       $ -      $ -      $ -         $ 7
   Letters of credit                             24        8        16         -        -        -           -
================================================================================================================

(a) The surety bonds are continuous in nature. The need for the bonds is determined on an annual basis.

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at June 30, 2004, we had $396 million of unrestricted retained earnings available to pay common stock dividends. However, covenants in our debt facilities cap common stock dividend payments at $300 million in a calendar year. We are also under an annual dividend cap of $190 million imposed by the MPSC during the current interim gas rate relief period. In February 2004, we paid $78 million and in May 2004, we paid $27 million in common stock dividends to CMS Energy.

For additional details on the cap on common stock dividends payable during the current interim gas rate relief period, see Note 2, Uncertainties, "Gas Rate Matters - 2003 Gas Rate Case."

                                                        Consumers Energy Company

OUTLOOK

ELECTRIC BUSINESS OUTLOOK

GROWTH: Over the next five years, we expect electric deliveries to grow at an average rate of approximately two percent per year based primarily on a steadily growing customer base and economy. This growth rate includes both full service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion of manufacturing facilities. We experienced less growth than expected in 2003 as a result of cooler than normal summer weather and a decline in manufacturing activity in Michigan. In 2004, we project electric deliveries to grow approximately two percent. This short-term outlook for 2004 assumes higher levels of manufacturing activity than in 2003 and normal weather conditions during the remainder of the year.

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

      - response of the MPSC and Michigan legislature to electric industry restructuring issues,

      - ability to meet peak electric demand requirements at a reasonable cost, without market disruption,

      - ability to recover any of our net Stranded Costs under the regulatory policies being followed by the MPSC,

      - effects of lost electric supply load to alternative electric suppliers, and

      - status as an electric transmission customer instead of an electric transmission owner.

      Regulatory

      - effects of recommendations as a result of the August 14, 2003 blackout, including increased regulatory requirements and new legislation,

      - effects of the FERC supply margin assessment requirements for electric market-based rate authority,

      - responses from regulators regarding the storage and ultimate disposal of spent nuclear fuel, and

      - recovery of nuclear decommissioning costs. For additional details, see "Accounting for Nuclear Decommissioning Costs" within this MD&A.

                                                        Consumers Energy Company

      Other

      -     effects of commodity fuel prices such as natural gas and coal,

      -     pending litigation filed by PURPA qualifying facilities, and

      -     other pending litigation.

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

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.9 percent. As of June 30, 2004, we have incurred $489 million in capital expenditures to comply with these regulations and anticipate that the remaining $282 million of capital expenditures will be made between 2004 and 2009. These expenditures include installing catalytic reduction technology at some of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to purchase nitrogen oxide emissions credits for years 2004 through 2008. The cost of these credits is estimated to average $8 million per year and is accounted for as inventory.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek modification permits from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

The EPA has proposed a Clean Air Interstate Rule that would require additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. If implemented, this rule would potentially require expenditures equivalent to those efforts in progress required to reduce nitrogen oxide emissions under the Title I provisions of the Clean Air Act. The rule proposes a two-phase program to reduce emissions of sulfur dioxide by 70 percent and nitrogen oxides by 65 percent by 2015. Additionally, the EPA also proposed two alternative sets of rules to reduce emissions of mercury and nickel from coal-fired and oil-fired electric plants. Until the proposed environmental rules are finalized, an accurate cost of compliance cannot be determined.

Several bills have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any such rules if they were to become law.

                                                        Consumers Energy Company

To the extent that greenhouse gas emission reduction rules come into effect, such mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sectors. We cannot estimate the potential effect of United States federal or state level greenhouse gas policy on future consolidated results of operations, cash flows, or financial position due to the speculative nature of the policy. We stay abreast of and engage in the greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

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

For additional details on electric environmental matters, see Note 2, Uncertainties, "Electric Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: Michigan's Customer Choice Act and other developments will continue to result in increased competition in the electric business. Generally, increased competition reduces profitability and threatens market share for generation services. As of January 1, 2002, the Customer Choice Act allowed all of our electric customers to buy electric generation service from us or from an alternative electric supplier. As a result, alternative electric suppliers for generation services have entered our market. As of July 2004, alternative electric suppliers are providing 858 MW of generation supply to ROA customers. This amount represents 11 percent of our distribution load and an increase of 49 percent compared to July 2003. Based on current trends, we predict load loss by year-end to be in the range of 900 MW to 1,100 MW. However, no assurance can be made that the actual load loss will not be greater or less than that range.

In July 2004, as a result of legislative hearings, several bills were introduced into the Michigan Senate that could change Michigan's Customer Choice Act. The proposals include:

      -     requiring that rates be based on cost of service,

      -     establishing a defined Stranded Cost calculation method,

      - allowing customers who stay with or switch to alternative electric suppliers after December 31, 2005 to return to utility services, and requiring them to pay current market rates upon return,

      - establishing reliability standards that all electric suppliers must follow,

      - requiring utilities and alternative suppliers to maintain a 15 percent power reserve margin,

      - creating a service charge to fund the Low Income and Energy Efficiency Fund,

      - giving kindergarten through twelfth-grade schools a discount of 10 percent to 20 percent on electric rates, and

      - authorizing a service charge payable by all customers for meeting Clean Air Act requirements.

Securitization: In March 2003, we filed an application with the MPSC seeking approval to issue additional Securitization bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of $554 million. We filed for rehearing and clarification on a number of features in the financing order. If and when the MPSC issues an order with favorable terms, then the order will become effective upon our acceptance.

Stranded Costs: To the extent we experience net Stranded Costs as determined by the MPSC, the Customer Choice Act allows us to recover such costs by collecting a transition surcharge from customers who switch to an alternative electric supplier. We cannot predict whether the Stranded Cost recovery

                                                        Consumers Energy Company

method adopted by the MPSC will be applied in a manner that will offset fully any associated margin loss.

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

In March 2003, we filed an application with the MPSC seeking approval of net Stranded Costs incurred in 2002, and for approval of a net Stranded Cost recovery charge. Our net Stranded Costs incurred in 2002, including the cost of money, are estimated to be $47 million with the issuance of Securitization bonds that include Clean Air Act investments, or $104 million without the issuance of Securitization bonds that include Clean Air Act investments. Once the MPSC issues a final financing order on Securitization, we will know the amount of our request for net Stranded Cost recovery for 2002. In July 2004, the ALJ issued a proposal for decision in our 2002 net Stranded Cost case, which recommended that the MPSC find that we incurred net Stranded Costs of $12 million. This recommendation includes the cost of money through July 2004 and excludes Clean Air Act investments.

In April 2004, we filed an application with the MPSC seeking approval of net Stranded Costs incurred in 2003. We also requested interim relief for 2003 net Stranded Costs, but the ALJ declined to set a schedule that would allow consideration of the interim request. In July 2004, we revised our request for approval of 2003 Stranded Costs incurred, including the cost of money, to $69 million with the issuance of Securitization bonds that include Clean Air Act investments, or $128 million without the issuance of Securitization bonds that include Clean Air Act investments. In July 2004, the MPSC Staff issued a position on our 2003 net Stranded Cost application, which resulted in a Stranded Cost calculation of $52 million. The amount includes the cost of money, but excludes Clean Air Act investments.

We cannot predict how the MPSC will rule on our requests for the recovery of Stranded Costs. Therefore, we have not recorded regulatory assets to recognize the future recovery of such costs.

Implementation Costs: Following an appeal and remand of initial MPSC orders relating to 1999 implementation costs, the MPSC authorized the recovery of all previously approved implementation costs for the years 1997 through 2001 by surcharges on all customers' bills phased in as rate caps expire. Authorized recoverable implementation costs totaled $88 million. This total includes carrying costs through 2003. Additional carrying costs will be added until collection occurs. For additional information on rate caps, see "Rate Caps" within this section.

Our applications for $7 million of implementation costs for 2002 and $1 million for 2003 are presently pending approval by the MPSC. Included in the 2002 request is $5 million related to our former participation in the development of the Alliance RTO. Although we believe these implementation costs and associated cost of money are fully recoverable in accordance with the Customer Choice Act, we cannot predict the amounts the MPSC will approve as recoverable.

In addition to seeking MPSC approval for these costs, we are pursuing authorization at the FERC for the MISO to reimburse us for approximately $8 million, for implementation costs related to our former participation in the development of the Alliance RTO which includes the $5 million pending approval by the MPSC as part of 2002 implementation costs recovery. These costs have generally either been expensed or approved as recoverable implementation costs by the MPSC. The FERC has denied our request for reimbursement and we are appealing the FERC ruling at the United States Court of Appeals for the District of Columbia. We cannot predict the outcome of the appeal process or the ultimate amount, if

                                                        Consumers Energy Company

any, we will collect for Alliance RTO development costs.

Security Costs: The Customer Choice Act, as amended, allows for recovery of new and enhanced security costs, as a result of federal and state regulatory security requirements incurred before January 1, 2006. All retail customers, except customers of alternative electric suppliers, would pay these charges. In April 2004, we filed a security cost recovery case with the MPSC for $25 million of costs for which regulatory treatment has not yet been granted through other means. The requested amount includes reasonable and prudent security enhancements through December 31, 2005. As of June 30, 2004, we have $7 million in security costs recorded as a regulatory asset. The costs are for enhanced security and insurance because of federal and state regulatory security requirements imposed after the September 11, 2001 terrorist attacks. In July 2004, a settlement was reached with the parties to the case, which would provide for full recovery of the requested security costs over a five-year period beginning in 2004. We are presently awaiting approval from the MPSC. We cannot predict how the MPSC will rule on our request for the recoverability of security costs.

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

 As a result, we may be unable to maintain our profit margins in our electric utility business during the rate cap periods. In particular, if we need to purchase power supply from wholesale suppliers while retail rates are capped, the rate restrictions may preclude full recovery of purchased power and associated transmission costs.

PSCR: The PSCR process provides for the reconciliation of actual power supply costs with power supply revenues. This process provides for recovery of all reasonable and prudent power supply costs actually incurred by us, including the actual cost for fuel, and purchased and interchange power. In September 2003, we submitted a PSCR filing to the MPSC that reinstates the PSCR process for customers whose rates are no longer frozen or capped as of January 1, 2004. The proposed PSCR charge allows us to recover a portion of our increased power supply costs from large commercial and industrial customers and, subject to the overall rate caps, from other customers. We estimate the recovery of increased power supply costs from large commercial and industrial customers to be approximately $30 million in 2004. As allowed under current regulation, we self-implemented the proposed PSCR charge on January 1, 2004. The revenues received from the PSCR charge are also subject to subsequent reconciliation at the end of the year after actual costs have been reviewed for reasonableness and prudence. We cannot predict the outcome of this reconciliation proceeding.

Special Contracts: We entered into multi-year electric supply contracts with certain industrial and commercial customers. The contracts provide electricity at specially negotiated prices, usually at a discount from tariff prices. As of July 2004, special contracts for approximately 630 MW of load are in place, most of which are in effect through 2005. These include, new special contracts with Dow Corning and Hemlock Semi-Conductor for 101 MW of load, which received final approval from the MPSC in May 2004 and special contracts with several hospitals totaling 52 MW of load, which received approval from the MPSC in July 2004. We cannot predict whether additional special contracts will be necessary, advisable, or approved.

                                                          CMS Energy Corporation

Transmission Sale: In May 2002, we sold our electric transmission system for $290 million to MTH. We are currently in arbitration with MTH regarding property tax items used in establishing the selling price of our electric transmission system. An unfavorable outcome could result in a reduction of sale proceeds previously recognized by approximately $2 million to $3 million.

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

The financial impact of such proceedings, rulemaking, and trends are not quantifiable currently. In addition, we are evaluating whether or not there may be impacts on electric reliability associated with the outcomes of these various transmission related proceedings. For example, Commonwealth Edison Company received approval from the FERC to join the PJM RTO effective May 1, 2004 and American Electric Power Service Corporation received approval from the FERC to join the PJM RTO effective October 1, 2004. These integrations could create different patterns of flow and power within the Midwest area and could affect adversely our ability to provide reliable service to our customers.

August 14, 2003 Blackout: On August 14, 2003, the electric transmission grid serving parts of the Midwest and the Northeast experienced a significant disturbance that impacted electric service to millions of homes and businesses. As a result, federal and state investigations regarding the cause of the blackout were conducted. These investigations resulted in the NERC and the U.S. and Canadian Power System Outage Task Force releasing electric operations recommendations. Few of the recommendations apply directly to us, since we are not a transmission owner. However, the recommendations could result in increased transmission costs to us and require upgrades to our distribution system. The financial impacts of these recommendations are not quantifiable currently.

We have complied with an MPSC order requiring Michigan utilities and transmission companies to submit a report concerning relay settings on their systems by May 10, 2004. In July 2004, the MPSC closed the docket concerning the investigation into the August 14, 2003 blackout. Also, we have complied with the FERC order requiring entities that own, operate, or control designated transmission facilities to report on their vegetation management practices by June 17, 2004. This FERC order affected a total of six miles of high voltage lines located on or adjacent to some generating plant properties.

For additional details and material changes relating to the rate matters and restructuring of the electric utility industry, see Note 2, Uncertainties, "Electric Restructuring Matters," and "Electric Rate Matters."

UNIT OUTAGE: In June 2004, our 638 MW Karn Unit 4 facility located in Essexville, Michigan experienced a failure on the exciter. The exciter is a device that provides the magnetic field to the main electric generator. Replacement of the exciter is expected to take several months. In the interim we have installed a temporary replacement, which is rented from Detroit Edison. However, under the agreement, Detroit Edison can recall the exciter at any time. To hedge against 235 MW of this risk and ensure adequate reserve margins during the summer peak periods, we have entered into two short-term capacity contracts. As of July 2004, the rented exciter has been installed and the Karn unit is operating effectively. The financial impacts of the unit outage are not currently quantifiable.

                                                        Consumers Energy Company

FERC SUPPLY MARGIN ASSESSMENT: In April 2004, the FERC adopted two new generation market power screens and modified measures to mitigate market power where it is found. The screens will apply to all initial market-based rate applications and reviews on an interim basis, which occur every three years. Based on preliminary reviews, we believe that we will pass the established screens.

PERFORMANCE STANDARDS: Electric distribution performance standards developed by the MPSC became effective in February 2004. The standards relate to restoration after outages, safety, and customer services. The MPSC order calls for financial penalties in the form of customer credits if the standards for the duration and frequency of outages are not met. We met or exceeded all approved standards for year-end results for both 2002 and 2003. As of June 2004, we are in compliance with the acceptable level of performance. We are a member of an industry coalition that has appealed the customer credit portion of the performance standards to the Michigan Court of Appeals. We cannot predict the likely effects of the financial penalties, if any, nor can we predict the outcome of the appeal. Likewise, we cannot predict our ability to meet the standards in the future or the cost of future compliance.

For additional details on performance standards, see Note 2, Uncertainties, "Electric Rate Matters -Performance Standards."

GAS BUSINESS OUTLOOK

GROWTH: Over the next five years, we expect gas deliveries to grow at an average rate of less than one percent per year. Actual gas deliveries in future periods may be affected by:

      -     fluctuations in weather patterns,

      -     use by independent power producers,

      -     competition in sales and delivery,

      -     Michigan economic conditions,

      -     gas consumption per customer, and

      -     increases in gas commodity prices.

In February 2004, we filed an application with the MPSC for a Certificate of public convenience and necessity for the construction of a 25-mile gas transmission pipeline in northern Oakland County. The project is necessary to meet peak load beginning in the winter of 2005 through 2006. If we are unable to construct the pipeline due to local opposition, we will need to pursue more costly alternatives or possibly curtail serving the system's load growth in that area.

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

                                                        Consumers Energy Company

      Regulatory

      - inadequate regulatory response to applications for requested rate increases, and

      - response to increases in gas costs, including adverse regulatory response and reduced gas use by customers.

      Other

      -     pipeline integrity maintenance and replacement costs, and

      -     other pending litigation.

We sell gas to retail customers under tariffs approved by the MPSC. These tariffs measure the volume of gas delivered to customers (i.e. mcf). However, we purchase gas for resale on a heating value (i.e. Btu) basis. The Btu content of the gas purchased fluctuates and may result in customers using less gas for the same heating requirement. We fully recover our cost to purchase gas through the approved GCR. However, since the customer may use less gas on a volumetric basis, the revenue from the distribution charge (the non-gas cost portion of the customer bill) could be reduced. This could affect adversely our gas utility earnings. The amount of any possible earnings loss due to fluctuating Btu content in future periods cannot be estimated at this time.

In September 2002, the FERC issued an order rejecting our filing to assess certain rates for non-physical gas title tracking services we provide. In December 2003, the FERC ruled that no refunds were at issue and we reversed $4 million related to this matter. In January 2004, three companies filed with the FERC for clarification or rehearing of the FERC's December 2003 order. In April 2004, the FERC issued its Order Granting Clarification. In that Order, the FERC indicated that its December 2003 order was in error. It directed us to file within 30 days a fair and equitable title-tracking fee and to make refunds, with interest, to customers based on the difference between the accepted fee and the fee paid. In response to the FERC's April 2004 order, we filed a Request for Rehearing in May 2004. The FERC issued an Order Granting Rehearing for Further Consideration in June 2004. We expect the FERC to issue an order on the merits of this proceeding in the third quarter of 2004. We believe that with respect to the FERC jurisdictional transportation, we have not charged any customers title transfer fees, so no refunds are due. At this time, we cannot predict the outcome of this proceeding.

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

GCR YEAR 2002-2003: In March 2004, a settlement agreement was approved by the MPSC that resulted in a GCR disallowance of $11 million for the GCR period. For additional details, see Note 2, Uncertainties, "Gas Rate Matters - Gas Cost Recovery."

GCR YEAR 2003-2004: In June 2004, we filed a reconciliation of GCR for the 12-months ended March 2004. We proposed to refund to our customers $28 million of overrecovered gas cost, plus interest. The refund will be included in the 2004-2005 GCR plan year. The overrecovery includes the $11 million refund settlement for the 2002-2003 GCR year, as well as refunds received by us from our suppliers and

                                                        Consumers Energy Company

required by the MPSC to be refunded to our customers.

GCR PLAN FOR YEAR 2004-2005: In December 2003, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2004 through March 2005. The second quarter GCR adjustment resulted in a GCR ceiling price of $6.57. In June 2004, the MPSC issued a final Order in our GCR plan approving a settlement, which included a quarterly mechanism for setting a GCR ceiling price. The mechanism did not change the current ceiling price of $6.57. Actual gas costs and revenues will be subject to an annual reconciliation proceeding. Our GCR factor for the billing month of August is $6.39 per mcf.

2003 GAS RATE CASE: In March 2003, we filed an application with the MPSC for a $156 million annual increase in our gas delivery and transportation rates that included a 13.5 percent return on equity. In September 2003, we filed an update to our gas rate case that lowered the requested revenue increase from $156 million to $139 million and reduced the return on common equity from 13.5 percent to 12.75 percent. The MPSC authorized an interim gas rate increase of $19 million annually. The interim increase is under bond and subject to refund if the final rate relief is a lesser amount. The interim increase order includes a $34 million reduction in book depreciation expense and related income taxes effective only during the period of interim relief. The MPSC order allowed us to increase our rates beginning December 19, 2003. As part of the interim rate order, we agreed to restrict dividend payments to our parent company, CMS Energy, to a maximum of $190 million annually during the period of interim relief. On March 5, 2004, the ALJ issued a Proposal for Decision recommending that the MPSC not rely upon the projected test year data included in our filing, which was supported by the MPSC Staff and the ALJ further recommended that the application be dismissed. In response to the Proposal for Decision, the parties have filed exceptions and replies to exceptions. The MPSC is not bound by the ALJ's recommendation and will review the exceptions and replies to exceptions prior to issuing an order on final rate relief.

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. This case is not affected by the 2003 gas rate case interim increase order which reduced book depreciation expense and related income taxes only for the period that we receive the interim relief.

The June 2001 depreciation case filing was based on December 2000 plant balances and historical data. The December 2003 filing updates the gas depreciation case to include December 2002 plant balances. The proposed depreciation rates, if approved, would result in an annual increase of $12 million in depreciation expense based on December 2002 plant balances. In June 2004, the ALJ issued a Proposal for Decision recommending adoption of the Michigan Attorney General's proposal to reduce our annual depreciation expense by $52 million. In response to the Proposal for Decision, the parties filed exceptions and are expected to file replies to exceptions. In our exceptions, we proposed alternative depreciation rates that would result in an annual decrease of $7 million in depreciation expense. The MPSC is not bound by the ALJ's recommendation and will review the exceptions and replies to exceptions prior to issuing an order on final depreciation rates.

                                                        Consumers Energy Company

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

We appealed the MPSC orders related to the code of conduct and sought a deferral of the orders until the appeal was complete. We also sought waivers available under the code of conduct to continue utility activities that provide approximately $50 million in annual electric and gas revenues. In October 2002, the MPSC denied waivers for three programs including the appliance service plan offered by us, which generated $34 million in gas revenue in 2003. In March 2004, the Michigan Court of Appeals upheld the MPSC's implementation of the code of conduct without modification. We filed an application for leave to appeal with the Michigan Supreme Court, but we cannot predict whether the Michigan Supreme Court will accept the case or the outcome of any appeal. In April 2004, the Michigan Governor signed legislation that allows us to remain in the appliance service business. In June 2004, the MPSC directed the parties to a pending complaint case involving Consumers to file briefs discussing whether the case is affected by the legislation.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The MCV Partnership estimates that the decision will result in a refund to the MCV Partnership of approximately $35 million in taxes plus $9 million of interest. The Michigan Tax Tribunal decision has been appealed to the Michigan Court of Appeals by the City of Midland and the MCV Partnership has filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2004. The MCV Partnership cannot predict the outcome of these proceedings; therefore, the above refund (net of approximately $15 million of deferred expenses) has not been recognized in year-to-date 2004 earnings.

LITIGATION AND REGULATORY INVESTIGATION: CMS Energy is the subject of various investigations as a result of round-trip trading transactions by CMS MST, including an investigation by the DOJ. Additionally, CMS Energy and Consumers are named as parties in various litigation including a shareholder derivative lawsuit, a securities class action lawsuit, and a class action lawsuit alleging ERISA violations. For additional details regarding these investigations and litigation, see Note 2, Uncertainties.

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

                                                        Consumers Energy Company

previously adopted FASB Interpretation No. 46, Revised FASB Interpretation No. 46 provided an implementation deferral until the first quarter of 2004. As of and for the quarter ended March 31, 2004, we adopted Revised FASB Interpretation No. 46 for all entities.

We determined that we are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. In addition, the FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. As such, we consolidated their assets, liabilities, and activities into our financial statements for the first time as of and for the quarter ended March 31, 2004. These partnerships have third-party obligations totaling $728 million at June 30, 2004. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $1.453 billion at June 30, 2004. The creditors of these partnerships do not have recourse to the general credit of CMS Energy.

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

We are not required to restate prior periods for the impact of this accounting change.

FASB STAFF POSITION, NO. SFAS 106-2, ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT, AND MODERNIZATION ACT OF 2003: The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is exempt from federal taxation, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. At December 31, 2003, we elected a one-time deferral of the accounting for the Act, as permitted by FASB Staff Position, No. SFAS 106-1.

The final FASB Staff Position, No. SFAS 106-2 supersedes FASB Staff Position, No. SFAS 106-1 and provides further accounting guidance. FASB Staff Position, No. SFAS 106-2 states that for plans that are actuarially equivalent to Medicare Part D, employers' measures of accumulated postretirement benefit obligations and postretirement benefit costs should reflect the effects of the Act.

We believe our plan is actuarially equivalent to Medicare Part D and have incorporated retroactively the effects of the subsidy into our financial statements as of June 30, 2004, in accordance with FASB Staff Position, No. SFAS 106-2. We remeasured our obligation as of December 31, 2003 to incorporate the impact of the Act, which resulted in a reduction to the accumulated postretirement benefit obligation of $148 million. The remeasurement resulted in a reduction of OPEB cost of $6 million for the three months ended June 30, 2004, $11 million for the six months ended June 30, 2004, and an expected total reduction of $23 million for 2004. Consumers capitalizes a portion of OPEB cost in accordance with regulatory accounting. As such, the remeasurement resulted in a net reduction of OPEB expense of $4 million for the three months ended June 30, 2004, $8 million for the six months ended June 30, 2004, and an expected total net expense reduction of $16 million for 2004.

                                                        Consumers Energy Company

                      (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
JUNE 30                                                 2004         2003         2004         2003
----------------------------------------------------------------------------------------------------
                                                                                         In Millions
OPERATING REVENUE                                     $   923      $   902      $ 2,470      $ 2,344

EARNINGS FROM EQUITY METHOD INVESTEES                       -           18            -           34

OPERATING EXPENSES
     Fuel for electric generation                         170           76          324          156
     Purchased and interchange power                       50           75          100          157
     Purchased power - related parties                     15          120           31          252
     Cost of gas sold                                     195          184          858          703
     Cost of gas sold - related parties                    --           --            1           25
     Other operating expenses                             177          167          348          327
     Maintenance                                           57           56          107          108
     Depreciation, depletion and amortization              98           79          231          195
     General taxes                                         50           24          112           83
                                                      ----------------------------------------------
                                                          812          781        2,112        2,006
----------------------------------------------------------------------------------------------------

OPERATING INCOME                                          111          139          358          372

OTHER INCOME (DEDUCTIONS)
     Accretion expense                                     (1)          (2)          (2)          (4)
     Interest and dividends                                 4            2            7            5
     Other income                                          11            2           22            4
     Other expense                                         (1)          (1)          (2)         (14)
                                                      ----------------------------------------------
                                                           13            1           25           (9)
----------------------------------------------------------------------------------------------------

INTEREST CHARGES
     Interest on long-term debt                            72           51          145           93
     Interest on long-term debt - related parties          11           --           22           --
     Other interest                                         4            3            7            8
     Capitalized interest                                  (1)          (3)          (3)          (5)
                                                      ----------------------------------------------
                                                           86           51          171           96
----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                 38           89          212          267

INCOME TAXES                                               13           37           72          105

MINORITY INTERESTS                                          1           --           11           --
                                                      ----------------------------------------------

NET INCOME                                                 24           52          129          162
PREFERRED STOCK DIVIDENDS                                   1            1            1            1
PREFERRED SECURITIES DISTRIBUTIONS                         --           11           --           22
                                                      ----------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER            $    23      $    40      $   128      $   139
====================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
June 30                                                                    2004        2003
--------------------------------------------------------------------------------------------
                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $   129      $   162
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 and $3, respectively)                       231          195
        Capital lease and other amortization                                 13           13
        Loss on CMS Energy stock                                              -           12
        Distributions from related parties less than earnings                 -          (35)
        Changes in assets and liabilities:
            Increase in accounts receivable and accrued revenue            (106)        (124)
            Increase (decrease) in accounts payable                          44          (41)
            Decrease in inventories                                          75           20
            Deferred income taxes and investment tax credit                  72           74
            Decrease in other assets                                         52           33
            Increase (Decrease) in other liabilities                         54         (120)
                                                                        --------------------

          Net cash provided by operating activities                     $   564      $   189
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)     $  (232)     $  (215)
  Cost to retire property                                                   (37)         (36)
  Restricted cash on hand (a)                                                (2)           -
  Investments in Electric Restructuring Implementation Plan                  (3)          (4)
  Investments in nuclear decommissioning trust funds                         (3)          (3)
  Proceeds from nuclear decommissioning trust funds                          23           18
  Maturity of MCV restricted investment securities held-to-maturity         300            -
  Purchase of MCV restricted investment securities held-to-maturity        (300)           -
  Cash proceeds from sale of assets                                           -           15
                                                                        --------------------

          Net cash used in investing activities                         $  (254)     $  (225)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long term debt                              $     -      $ 1,148
  Retirement of long-term debt                                              (14)        (574)
  Payment of common stock dividends                                        (105)        (109)
  Preferred securities distributions                                          -          (22)
  Payment of preferred stock dividends                                       (1)          (1)
  Payment of capital lease obligations                                       (5)          (7)
  Decrease in notes payable, net                                              -         (457)
                                                                        --------------------

          Net cash used in financing activities                         $  (125)     $   (22)
--------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                    $   185      $   (58)

Cash and Cash Equivalents from Effect of Revised FASB
 Interpretation No. 46                                                      174            -

Cash and Cash Equivalents, Beginning of Period                               46          244
                                                                        --------------------
Cash and Cash Equivalents, End of Period (a)                            $   405      $   186
============================================================================================

OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES WERE:

                                                      In Millions
                                                   Six Months Ended
June 30                                             2004     2003
------------------------------------------------------------------
CASH TRANSACTIONS
     Interest paid (net of amounts capitalized)     $119     $ 93
     Income taxes paid                                 5       29
     OPEB cash contribution                           33       36

NON-CASH TRANSACTIONS
     Other assets placed under capital lease           1       10
=================================================================

(a) Cash and Cash Equivalents decreased $18 million for the six months ended June 30, 2003 from the amount previously reported due to the reclassification of restricted cash. The change in restricted cash is now reflected as an investing activity.

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                               JUNE 30                     JUNE 30
                                                                                2004       DECEMBER 31       2003
                                                                             (UNAUDITED)      2003       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                                                         In Millions
PLANT (AT ORIGINAL COST)
 Electric                                                                    $     7,776   $     7,600   $     7,465
 Gas                                                                               2,898         2,875         2,805
 Other                                                                             2,517            15            21
                                                                             ---------------------------------------
                                                                                  13,191        10,490        10,291
 Less accumulated depreciation, depletion and amortization                         5,520         4,417         4,357
                                                                             ---------------------------------------
                                                                                   7,671         6,073         5,934
 Construction work-in-progress                                                       379           375           427
                                                                             ---------------------------------------
                                                                                   8,050         6,448         6,361
--------------------------------------------------------------------------------------------------------------------

INVESTMENTS
 Stock of affiliates                                                                  22            20            19
 First Midland Limited Partnership                                                     -           224           263
 Midland Cogeneration Venture Limited Partnership                                      -           419           422
 Other                                                                                18            18             2
                                                                             ---------------------------------------
                                                                                      40           681           706
--------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
 Cash and cash equivalents at cost, which approximates market                        405            46           186
 Restricted cash                                                                      20            18            18
 Accounts receivable, notes receivable and accrued revenue, less allowances
   of $8, $8 and $5 respectively                                                     395           257           346
 Accounts receivable - related parties                                                12             4            22
 Inventories at average cost
  Gas in underground storage                                                         664           739           458
  Materials and supplies                                                              72            70            74
  Generating plant fuel stock                                                         60            41            42
 Deferred property taxes                                                             141           143           103
 Regulatory assets                                                                    19            19            19
 Derivative instruments                                                              114             2             2
 Other                                                                                62            78            87
                                                                             ---------------------------------------
                                                                                   1,964         1,417         1,357
--------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
 Regulatory Assets
  Securitized costs                                                                  627           648           669
  Postretirement benefits                                                            151           162           174
  Abandoned Midland Project                                                           10            10            11
  Other                                                                              318           266           255
 Nuclear decommissioning trust funds                                                 559           575           553
 Prepaid pension costs                                                               353           364             -
 Other                                                                               337           174           178
                                                                             ---------------------------------------
                                                                                   2,355         2,199         1,840
                                                                             ---------------------------------------

TOTAL ASSETS                                                                 $    12,409   $    10,745   $    10,264
====================================================================================================================

STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                         JUNE 30                     JUNE 30
                                                                          2004       DECEMBER 31       2003
                                                                       (UNAUDITED)      2003       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                                                                   In Millions
CAPITALIZATION
 Common stockholder's equity
 Common stock, authorized 125.0 shares; outstanding
   84.1 shares for all periods                                         $       841   $       841   $       841
 Paid-in capital                                                               682           682           682
 Accumulated other comprehensive income (loss)                                  26            17          (183)
 Retained earnings since December 31, 1992                                     544           521           522
                                                                       ---------------------------------------
                                                                             2,093         2,061         1,862

 Preferred stock                                                                44            44            44
 Company-obligated mandatorily redeemable preferred securities
   of subsidiaries                                                               -             -           490

 Long-term debt                                                              3,564         3,583         3,338
 Long-term debt - related parties                                              506           506             -
 Non-current portion of capital and finance lease obligations                  338            58           119
                                                                       ---------------------------------------
                                                                             6,545         6,252         5,853
--------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                             669             -             -
--------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Current portion of long-term debt, capital leases and finance leases          487            38            40
 Notes payable - related parties                                               200           200             -
 Accounts payable                                                              270           200           233
 Accrued taxes                                                                 161           209           129
 Accounts payable - related parties                                             11            75            62
 Current portion of purchase power contract                                     13            27            26
 Deferred income taxes                                                          29            33            39
 Other                                                                         354           185           206
                                                                       ---------------------------------------
                                                                             1,525           967           735
--------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
 Deferred income taxes                                                       1,307         1,233           993
 Regulatory Liabilities
  Cost of removal                                                            1,016           983           950
  Income taxes, net                                                            321           312           313
  Other                                                                        165           172           155
 Postretirement benefits                                                       178           190           597
 Asset retirement obligations                                                  405           358           363
 Deferred investment tax credit                                                 82            85            87
 Power purchase agreement - MCV Partnership                                      -             -            14
 Other                                                                         196           193           204
                                                                       ---------------------------------------
                                                                             3,670         3,526         3,676
--------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, and 5)

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                             $    12,409   $    10,745   $    10,264
==============================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                          Three Months Ended         Six Months Ended
JUNE 30                                                                      2004         2003         2004           2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                                               In Millions
COMMON STOCK
 At beginning and end of period (a)                                     $     841    $     841    $     841     $     841
-------------------------------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
 At beginning and end of period                                               682          682          682           682
-------------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
 Minimum Pension Liability
  At beginning of period                                                        -         (185)           -          (185)
  Minimum liability pension adjustment (b)                                      -          (17)           -           (17)
                                                                        -------------------------------------------------
  At end of period                                                              -         (202)           -          (202)
                                                                        -------------------------------------------------

Investments
 At beginning of period                                                        10            1            9             1
 Unrealized gain on investments (c)                                             -            7            1             7
                                                                        -------------------------------------------------
 At end of period                                                              10            8           10             8
                                                                        -------------------------------------------------

Derivative Instruments
 At beginning of period                                                        15            9            8             5
 Unrealized gain on derivative instruments (c)                                  4            6           13            13
 Reclassification adjustments included in consolidated net (loss) (c)          (3)          (4)          (5)           (7)
                                                                        -------------------------------------------------
 At end of period                                                              16           11           16            11
-------------------------------------------------------------------------------------------------------------------------

Total Accumulated Other Comprehensive Income (Loss)                            26         (183)          26          (183)
-------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
 At beginning of period                                                       548          535          521           545
 Net Income                                                                    24           52          129           162
 Cash dividends declared - Common Stock                                       (27)         (53)        (105)         (162)
 Cash dividends declared - Preferred Stock                                     (1)          (1)          (1)           (1)
 Preferred securities distributions                                             -          (11)           -           (22)
                                                                        -------------------------------------------------
  At end of period                                                            544          522          544           522
-------------------------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                       $   2,093    $   1,862    $   2,093     $   1,862
=========================================================================================================================

                                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
(UNAUDITED)                                                                        2004         2003         2004         2003
------------------------------------------------------------------------------   ---------    ---------    ---------    ---------
(a)   Number of shares of common stock outstanding was 84,108,789 for all periods presented

(b) Because of the significant change in the makeup of the pension plan due to the sale of Panhandle, SFAS No. 87 required a remeasurement of the obligation at the date of sale. The remeasurement resulted in an additional charge to Accumulated Other Comprehensive Income of approximately $27 million ($17 million after tax) in 2003 as a result of the increase in the additional minimum pension liability

(c)   Disclosure of Comprehensive Income (Loss):

       Minimum pension liability adjustment (b)                                  $       -    $     (17)   $       -    $     (17)
       Investments
        Unrealized gain on investments, net of tax of
         $-, $4, $- and $3, respectively                                                 -            7            1            7
       Derivative Instruments
        Unrealized gain on derivative instruments, net of tax
         $3, $3, $7, and $7, respectively                                                4            6           13           13
        Reclassification adjustments included in net income,
         net of tax benefit $2, $2, $3 and $4, respectively                             (3)          (4)          (5)          (7)
Net income                                                                              24           52          129          162
                                                                                 ---------    ---------    ---------    ---------

Total Comprehensive Income                                                       $      25    $      44    $     138    $     158
                                                                                 =========    =========    =========    =========

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Consumers, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with Revised FASB Interpretation No. 46. The primary beneficiary of a variable interest entity is the party that absorbs or receives a majority of the entity's expected losses or expected residual returns or both as a result of holding variable interests, which are ownership, contractual, or other economic interests. In 2004, we consolidated the MCV Partnership and the FMLP in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 7, Implementation of New Accounting Standards. We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. Intercompany transactions and balances have been eliminated.

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

CASH EQUIVALENTS AND RESTRICTED CASH: All highly liquid investments with an original maturity of three months or less are considered cash equivalents. At June 30, 2004, our restricted cash on hand was $20 million. Restricted cash primarily includes cash dedicated for repayment of Securitization bonds. It is classified as a current asset as the payments on the related Securitization bonds occur within one year.

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. Debt and equity securities can be classified into one of three categories: held-to-maturity, trading, or available-for-sale. Our debt securities are classified as held-to-maturity securities and are reported at cost. Our investments in equity securities are classified as available-for-sale securities. They are reported at fair value, with any unrealized gains or losses resulting from changes in fair value reported in equity as part of accumulated other comprehensive income and are excluded from earnings unless such changes in fair value are determined to be other than temporary. Unrealized gains or losses resulting from changes in the fair value of our nuclear decommissioning investments are reflected in Regulatory Liabilities. The fair value of our equity securities is determined from quoted market prices. For additional details regarding financial instruments, see Note 4, Financial and Derivative Instruments.

NUCLEAR FUEL COST: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. As of June 30, 2004, we have recorded a liability to the DOE for $140 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates. For additional details on disposal of spent nuclear fuel, see Note 2, Uncertainties, "Other Electric Uncertainties - Nuclear Matters."

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                               In Millions
------------------------------------------------------------------------------------------
                                                Three Months Ended        Six Months Ended
                                             ---------------------------------------------
June 30                                           2004        2003        2004        2003
------------------------------------------------------------------------------------------
Other income
     PA 141 Return on Capital Expenditures   $       9   $       -   $      18   $       -
     Electric restructuring return                   1           2           3           3
     All other                                       1           -           1           1
------------------------------------------------------------------------------------------

Total other income                           $      11   $       2   $      22   $       4
==========================================================================================

                                                        Consumers Energy Company

                                                                             In Millions
----------------------------------------------------------------------------------------
                                          Three Months Ended         Six Months Ended
                                        ------------------------------------------------
June 30                                      2004         2003         2004         2003
----------------------------------------------------------------------------------------
Other expense
     Loss on CMS Energy stock           $       -    $       -    $       -    $     (12)
     Civic and political expenditures           -            -           (1)          (1)
     All other                                 (1)          (1)          (1)          (1)
----------------------------------------------------------------------------------------

Total other expense                     $      (1)   $      (1)   $      (2)   $     (14)
=====================================   =========    =========    =========    =========

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

Accounting policies of the segments are the same as we describe in this Note. Our financial statements reflect the assets, liabilities, revenues, and expenses directly related to the electric and gas segment where it is appropriate. We allocate accounts between the electric and gas segments where common accounts are attributable to both segments. The allocations are based on certain measures of business activities such as revenue, labor dollars, customers, other operation and maintenance and construction expense, leased property, taxes, or functional surveys. For example, customer receivables are allocated based on revenue. Pension provisions are allocated based on labor dollars.

The following table shows our financial information by reportable segment. We account for inter-segment sales and transfers at current market prices and eliminate them in consolidated net income available to common stockholder by segment. The "Other" segment includes our consolidated special purpose entity for the sale of trade receivables and our variable interest entities.

                                                        Consumers Energy Company

                                                                                 In Millions
--------------------------------------------------------------------------------------------
                                               Three Months Ended        Six Months Ended
                                             ----------------------   ----------------------
June 30                                           2004         2003        2004         2003
------------------------------------------   ---------    ---------   ---------    ---------
Operating revenue
     Electric                                $     612    $     603   $   1,243    $   1,256
     Gas                                           300          299       1,205        1,088
     Other                                          11            -          22            -
                                             ---------    ---------   ---------    ---------

Total Operating Revenue                      $     923    $     902   $   2,470    $   2,344
                                             =========    =========   =========    =========

Net income available to common stockholder
     Electric                                $      27    $      35   $      75    $      86
     Gas                                             1            5          57           59
     Other                                          (5)           -          (4)          (6)
                                             ---------    ---------   ---------    ---------

Total Net Income                             $      23    $      40   $     128    $     139
                                             =========    =========   =========    =========

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

            Environmental

      - increased capital expenditures and operating expenses for Clean Air Act compliance, and

      - potential environmental liabilities arising from various environmental laws and regulations, including potential liability or expense relating to the Michigan Natural Resources and Environmental Protection Acts, Superfund, and at former manufactured gas plant facilities.

            Restructuring

      - response of the MPSC and Michigan legislature to electric industry restructuring issues,

      - ability to meet peak electric demand requirements at a reasonable cost, without market disruption,

      - ability to recover any of our net Stranded Costs under the regulatory policies being followed by the MPSC,

      - effects of lost electric supply load to alternative electric suppliers, and

      - status as an electric transmission customer, instead of an electric transmission owner.

                                                        Consumers Energy Company

            Regulatory

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

      -     other pending litigation.

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

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The judge issued an opinion and order dated March 31, 2004 in connection with various pending motions, including plaintiffs' motion to amend the complaint and the motions to dismiss the complaint filed by CMS Energy, Consumers and other defendants. The judge directed plaintiffs to file an amended complaint under seal and ordered an expedited hearing on the motion to amend, which was held on May 12, 2004. At the hearing, the judge ordered plaintiffs to file a Second Amended Consolidated Class Action complaint deleting Counts III and IV relating to purchasers of CMS PEPS, which the judge ordered dismissed with prejudice. Plaintiffs filed this complaint on May 26, 2004. CMS Energy, Consumers, and the individual defendants filed new motions to dismiss on June 21, 2004. A hearing on those motions occurred on August 2, 2004 and the judge has taken the matter under advisement. CMS Energy, Consumers and the individual defendants will

                                                        Consumers Energy Company

defend themselves vigorously but cannot predict the outcome of this litigation.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the Plan). The two cases, filed in July 2002 in United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. The judge issued an opinion and order dated March 31, 2004 in connection with the motions to dismiss filed by CMS Energy, Consumers and the individuals. The judge dismissed certain of the amended counts in the plaintiffs' complaint and denied CMS Energy's motion to dismiss the other claims in the complaint. CMS Energy, Consumers and the individual defendants filed answers to the amended complaint on May 14, 2004. A trial date has not been set, but is expected to be no earlier than late in 2005. CMS Energy and Consumers will defend themselves vigorously but cannot predict the outcome of this litigation.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air: The EPA and the state regulations require us to make significant capital expenditures estimated to be $771 million. As of June 30, 2004, we have incurred $489 million in capital expenditures to comply with the EPA regulations and anticipate that the remaining $282 million of capital expenditures will be made between 2004 and 2009. These expenditures include installing catalytic reduction technology at some of our coal-fired electric plants. Based on the Customer Choice Act, beginning January 2004, an annual return of and on these types of capital expenditures, to the extent they are above depreciation levels, is expected to be recoverable from customers, subject to the MPSC prudency hearing.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seek modification permits from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

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

The EPA has proposed a Clean Air Interstate Rule that would require additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. If implemented, this rule would potentially require expenditures equivalent to those efforts in progress required to reduce nitrogen oxide emissions under the Title I provisions of the Clean Air Act. The rule proposes a two-phase program to reduce emissions of sulfur dioxide by 70 percent and nitrogen oxides by 65 percent by 2015. Additionally, the

                                                        Consumers Energy Company

EPA also proposed two alternative sets of rules to reduce emissions of mercury and nickel from coal-fired and oil-fired electric plants. Until the proposed environmental rules are finalized, an accurate cost of compliance cannot be determined.

Several bills have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any such rules if they were to become law.

To the extent that greenhouse gas emission reduction rules come into effect, such mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sectors. We cannot estimate the potential effect of United States federal or state level greenhouse gas policy on future consolidated results of operations, cash flows or financial position due to the speculative nature of the policy. We stay abreast of and engage in the greenhouse gas policy developments, and will continue to assess and respond to their potential implications on our business operations.

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

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on past experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $9 million. As of June 30, 2004, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at the Ludington Pumped Storage facility. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities selling power to us filed a lawsuit in Ingham County Circuit Court. The lawsuit alleges that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. More specifically, the lawsuit alleges that we should be basing the energy charge calculation on the cost of more expensive eastern coal, rather than on the cost of the coal actually burned by us for use in our coal-fired generating plants. We believe we have been performing the calculation in the manner prescribed by the power purchase agreements, and have filed a request with the MPSC (as a supplement to the PSCR plan) that asks the MPSC to review this issue and to confirm that our method of performing the calculation is correct. We filed a motion to dismiss the lawsuit in the Ingham County Circuit Court due to the pending request at the MPSC concerning the PSCR plan case. In February 2004, the judge ruled on the motion and deferred to the primary jurisdiction of the MPSC. This ruling resulted in a dismissal of the circuit court case without prejudice. Although only eight qualifying facilities have raised the issue, the same energy charge methodology is used in the PPA with the MCV Partnership and in

                                                        Consumers Energy Company

approximately 20 additional power purchase agreements with us, representing a total of 1,670 MW of electric capacity. The eight plaintiff qualifying facilities have appealed the dismissal of the circuit court case to the Michigan Court of Appeals. We cannot predict the outcome of this matter.

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

The following summarizes our status under the last three provisions of the Customer Choice Act. First, we chose to sell our interest in our transmission facilities to an independent transmission owner to comply with the Customer Choice Act; for additional details regarding the sale of the transmission facility, see "Transmission Sale" within this section. Second, in July 2002, the MPSC issued an order approving our plan to achieve the increased transmission capacity required under the Customer Choice Act. We have completed the transmission capacity projects identified in the plan and have submitted verification of this fact to the MPSC. We believe we are in full compliance. Lastly, in September 2003, the MPSC issued an order finding that we are in compliance with the market power supply test set forth in the Customer Choice Act.

ELECTRIC ROA: The MPSC approved revised tariffs that establish the rates, terms, and conditions under which retail customers are permitted to choose an electric supplier. These revised tariffs allow ROA customers, upon as little as 30 days notice to us, to return to our generation service at current tariff rates. If any class of customers' (residential, commercial, or industrial) ROA load reaches ten percent of our total load for that class of customers, then returning ROA customers for that class must give 60 days notice to return to our generation service at current tariff rates. However, we may not have capacity available to serve returning ROA customers that is sufficient or reasonably priced. As a result, we may be forced to purchase electricity on the spot market at higher prices than we can recover from our customers during the rate cap periods. We cannot predict the total amount of electric supply load that may be lost to alternative electric suppliers. As of July 2004, alternative electric suppliers are providing 858 MW of load. This amount represents 11 percent of the total distribution load and an increase of 49 percent compared to July 2003.

                                                        Consumers Energy Company

ELECTRIC RESTRUCTURING PROCEEDINGS: Below is a discussion of our electric restructuring proceedings. They are:

      -     Securitization,

      -     Stranded Costs,

      -     implementation costs,

      -     security costs, and

      -     transmission rates.

The following chart summarizes the filings with the MPSC. For additional details related to these proceedings, see related sections within this Note.

---------------------------------------------------------------------------------------------------
                   Years      Years         Requested
Proceeding         Filed     Covered         Amounts                       Status
---------------------------------------------------------------------------------------------------
Securitization   2003        N/A         $1.083 billion      Received order from the MPSC
                                                             authorizing the issuance of
                                                             Securitization bonds in the amount of
                                                             $554 million.  Pending MPSC order
                                                             resolving outstanding issues.

Stranded Costs   2002-2004   2000-2003   $137 million (a)    MPSC ruled that we experienced zero
                                                             Stranded Costs for 2000 through 2001,
                                                             which we are appealing.  Filings for
                                                             2002 and 2003 in the amount of
                                                             $116 million are still pending MPSC
                                                             approval.

Implementation   1999-2004   1997-2003   $91 million (b)     MPSC allowed $68 million for the
Costs                                                        years 1997-2001, plus $20 million for
                                                             the cost of money through 2003.
                                                             Implementation cost filings for 2002
                                                             and 2003 in the amount of $8 million,
                                                             which includes the cost of money
                                                             through 2003, are still pending MPSC
                                                             approval.

Security Costs   2004        2001-2005   $25 million         Pending MPSC approval.  As of
                                                             June 30, 2004, we have recorded
                                                             $7 million of costs incurred as a
                                                             regulatory asset.
===================================================================================================

(a) Amount includes the cost of money through the year in which we expected to receive recovery from the MPSC and assumes the issuance of Securitization bonds in an amount that includes Clean Air Act investments. If Clean Air Act investments were not included in the issuance of Securitization bonds, Stranded Costs requested would total $304 million.

(b) Amounts include the cost of money through year incurred.

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

We will recover the repayment of principal, interest, and other expenses relating to the bond issuance through a Securitization charge and a tax charge that began in December 2001. These charges are subject to an annual true up until one year before the last scheduled bond maturity date, and no more than quarterly thereafter. The December 2003 true up modified the total Securitization and related tax charges from 1.746 mills per kWh to 1.718 mills per kWh. There will be no impact on customer bills from Securitization for most of our electric customers until the Customer Choice Act cap period expires, and an electric rate case is processed. Securitization charge collections, $25 million for the six months ended June 30, 2004, and $25 million for the six months ended June 30, 2003, are remitted to a trustee. Securitization charge collections are restricted to the repayment of the principal and interest on the Securitization bonds and payment of the ongoing expenses of Consumers Funding. Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including the securitized property, are not available to creditors of Consumers or CMS Energy.

In March 2003, we filed an application with the MPSC seeking approval to issue additional Securitization bonds. In June 2003, the MPSC issued a financing order authorizing the issuance of Securitization bonds in the amount of $554 million. This amount relates to Clean Air Act expenditures and associated return on those expenditures through December 31, 2002, ROA implementation costs and previously authorized return on those expenditures through December 31, 2000, and other up front qualified costs related to issuance of the Securitization bonds. In July 2003, we filed for rehearing and clarification on a number of features in the financing order.

In December 2003, the MPSC ordered remanded hearings in response to our request for rehearing and clarification. In March 2004, the MPSC conducted the remanded hearings and the matter is presently before the MPSC awaiting a decision.

In May 2004, we withdrew our request for approved implementation costs incurred for the years 1998 through 2000 from the Securitization case, as we chose recovery of the approved implementation costs through the use of a surcharge, as described in "Implementation Costs" within this section. However, qualified Clean Air Act costs, after taking out implementation costs, still exceed the $554 million MPSC limit on the amount of securitized bonds. As a result, we did not request a decrease to allowable securitized costs. If and when the MPSC issues an order with favorable terms, then the order will become effective upon our acceptance.

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

The MPSC authorizes us to use deferred accounting to recognize the future recovery of costs determined to be stranded. According to the MPSC, net Stranded Costs are to be recovered from ROA customers through a Stranded Cost transition charge. However, the MPSC has not yet allowed such a transition charge. The MPSC has declined to resolve numerous issues regarding the net Stranded Cost methodology in a way that would allow a reliable prediction of the level of Stranded Costs. As a result, we have not recorded regulatory assets to recognize the future recovery of such costs.

The following table outlines the applications filed by us with the MPSC and the status of recovery for these costs:

                                                                                 In Millions
--------------------------------------------------------------------------------------------
                                                     Requested, without the
                   Requested, with the issuance    issuance of Securitization
                   of Securitization bonds that   bonds that include Clean Air
Year      Year         include Clean Air Act       Act investment and cost of    Recoverable
Filed   Incurred   investment and cost of money               money                 amount
--------------------------------------------------------------------------------------------
2002        2000                $12                            $ 26                   $ -
2002        2001                  9                              46                     -
2003        2002                 47                             104                Pending
2004        2003                 69                             128                Pending

============================================================================================

We are currently in the process of appealing the MPSC orders regarding Stranded Costs for 2000 and 2001 with the Michigan Court of Appeals and the Michigan Supreme Court. In June 2004, the MPSC conducted hearings for our 2002 Stranded Cost application. Once a final financing order on Securitization is reached, we will know the amount of our request for net Stranded Cost recovery for 2002. In July 2004, the ALJ issued a proposal for decision in our 2002 net Stranded Cost case, which recommended that the MPSC find that we incurred net Stranded Costs of $12 million. This recommendation includes the cost of money through July 2004 and excludes Clean Air Act investments.

The MPSC has scheduled hearings for our 2003 Stranded Cost application for August 2004. In July 2004, the MPSC Staff issued a position on our 2003 net Stranded Cost application, which resulted in a Stranded Cost calculation of $52 million. The amount includes the cost of money, but excludes Clean Air Act investments. We cannot predict how the MPSC will rule on our requests for recoverability of 2002 and 2003 Stranded Costs or whether the MPSC will adopt a Stranded Cost recovery method that will offset fully any associated margin loss from ROA.

Implementation Costs: The Customer Choice Act allows electric utilities to recover their implementation costs. The following table outlines the applications filed by us with the MPSC and the status of recovery for these costs:

                                                        Consumers Energy Company

                                                                                    In Millions
-----------------------------------------------------------------------------------------------
                                                                       Recoverable, including
                                     (b)                               cost of money through
Year Filed        Year Incurred   Requested   Disallowed   Allowed             2003
-----------------------------------------------------------------------------------------------
1999               1997 & 1998       $20            $5         $15                          $22
2000                      1999        30             5          25                           33
2001                      2000        25             5          20                           24
2002                      2001         8             -           8                            9
2003 & 2004 (a)           2002         7       Pending     Pending                      Pending
2004                      2003         1       Pending     Pending                      Pending
===============================================================================================

(a) On March 31, 2004, we requested additional 2002 implementation cost recovery of $5 million related to our former participation in the development of the Alliance RTO. This cost has been expensed; therefore, the amount is not included as a regulatory asset.

(b) Amounts include the cost of money through year incurred.

In addition to seeking MPSC approval for these costs, we are pursuing authorization at the FERC for the MISO to reimburse us for approximately $8 million, for implementation costs related to our former participation in the development of the Alliance RTO which includes the $5 million pending approval by the MPSC as part of 2002 implementation costs recovery. These costs have generally either been expensed or approved as recoverable implementation costs by the MPSC. The FERC has denied our request for reimbursement and we are appealing the FERC ruling at the United States Court of Appeals for the District of Columbia. We cannot predict the outcome of the appeal process or the ultimate amount, if any, we will collect for Alliance RTO development costs.

The MPSC disallowed certain costs, determining that these amounts did not represent costs incremental to costs already reflected in electric rates. As of June 30, 2004, we incurred and deferred as a regulatory asset $94 million of implementation costs, which includes $25 million associated with the cost of money. We believe the implementation costs and associated cost of money are fully recoverable in accordance with the Customer Choice Act.

In June 2004, following an appeal and remand of initial MPSC orders relating to 1999 implementation costs, the MPSC authorized the recovery of all previously approved implementation costs for the years 1997 through 2001 totaling $88 million. This total includes carrying costs through 2003. Additional carrying costs will be added until collection occurs. The implementation costs will be recovered through surcharges over 36-month collection periods and phased in as applicable rate caps expire. We cannot predict the amounts the MPSC will approve as recoverable costs for 2002 and 2003.

Security Costs: The Customer Choice Act, as amended, allows for recovery of new and enhanced security costs, as a result of federal and state regulatory security requirements incurred before January 1, 2006. All retail customers, except customers of alternative electric suppliers, would pay these charges. In April 2004, we filed a security cost recovery case with the MPSC for costs for which recovery has not yet been granted through other means. The requested amount includes reasonable and prudent security enhancements through December 31, 2005. The costs are for enhanced security and insurance because of federal and state regulatory security requirements imposed after the September 11, 2001 terrorist attacks. In July 2004, a settlement was reached with the parties to the case, which would provide for full recovery of the requested security costs over a five-year period beginning in

                                                        Consumers Energy Company

2004. We are presently awaiting approval from the MPSC. We cannot predict how the MPSC will rule on our request for the recoverability of security costs. The following table outlines the applications filed by us with the MPSC and the status of recovery for these costs:

                                                                  In Millions
-----------------------------------------------------------------------------
Year      Years                 Regulatory asset as of
Filed   Incurred    Requested        June 30, 2004       Disallowed   Allowed
-----------------------------------------------------------------------------
2004    2001-2005      $25               $7               Pending     Pending
=============================================================================

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

TRANSMISSION SALE: In May 2002, we sold our electric transmission system to MTH, a non-affiliated limited partnership whose general partner is a subsidiary of Trans-Elect, Inc. We are currently in arbitration with MTH regarding property tax items used in establishing the selling price of our electric transmission system. An unfavorable outcome could result in a reduction of sale proceeds previously recognized of approximately $2 million to $3 million.

Under an agreement with MTH, our transmission rates are fixed by contract at current levels through December 31, 2005, and are subject to the FERC ratemaking thereafter. However, we are subject to certain additional MISO surcharges, which we estimate to be $10 million in 2004.

ELECTRIC RATE MATTERS

PERFORMANCE STANDARDS: Electric distribution performance standards developed by the MPSC became effective in February 2004. The standards relate to restoration after outages, safety, and customer services. The MPSC order calls for financial penalties in the form of customer credits if the standards for the duration and frequency of outages are not met. We met or exceeded all approved standards for year-end results for both 2002 and 2003. As of June 2004, we are in compliance with the acceptable level of performance. We are a member of an industry coalition that has appealed the customer credit portion of the performance standards to the Michigan Court of Appeals. We cannot predict the likely effects of the financial penalties, if any, nor can we predict the outcome of the appeal. Likewise, we cannot predict our ability to meet the standards in the future or the cost of future compliance.

POWER SUPPLY COSTS: We were required to provide backup service to ROA customers on a best efforts basis. In October 2003, we provided notice to the MPSC that we would terminate the provision of backup service in accordance with the Customer Choice Act, effective January 1, 2004.

To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric call options and capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. As of June 30, 2004, we purchased capacity and energy contracts partially covering the estimated reserve margin requirements for 2004 through 2007. As a result, we have recognized an asset of $18 million for unexpired capacity and energy contracts. In March 2004, we filed a summer assessment for meeting 2004 peak load demand as required by the MPSC, stating that our summer 2004 reserve margin target is 11 percent or supply resources equal to 111 percent of projected summer peak load. Presently, we have a reserve margin of 14 percent, or supply resources equal to 114 percent of

                                                        Consumers Energy Company

projected summer peak load for summer 2004. Of the 114 percent, approximately 102 percent is from owned electric generating plants and long-term contracts, and approximately 12 percent is from short-term contracts. This reserve margin met our summer 2004 reserve margin target. The total premium costs of electricity call options and capacity and energy contracts for 2004 is expected to be approximately $12 million, as of July 2004.

PSCR: As a result of meeting the transmission capability expansion requirements and the market power test, as discussed with in this Note, we have met the requirements under the Customer Choice Act to return to the PSCR process. The PSCR process provides for the reconciliation of actual power supply costs with power supply revenues. This process assures recovery of all reasonable and prudent power supply costs actually incurred by us. In September 2003, we submitted a PSCR filing to the MPSC that reinstates the PSCR process for customers whose rates are no longer frozen or capped as of January 1, 2004. The proposed PSCR charge allows us to recover a portion of our increased power supply costs from large commercial and industrial customers, and subject to the overall rate caps, from other customers. We estimate the recovery of increased power supply costs from large commercial and industrial customers to be approximately $30 million in 2004. As allowed under current regulation, we self-implemented the proposed PSCR charge on January 1, 2004. The revenues received from the PSCR charge are also subject to subsequent reconciliation at the end of the year after actual costs have been reviewed for reasonableness and prudence. We cannot predict the outcome of this reconciliation proceeding.

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

In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 7, Implementation of New Accounting Standards.

Our consolidated retained earnings include undistributed earnings from the MCV Partnership, which at June 30, 2004 are $246 million and at June 30, 2003 are $243 million.

Power Supply Purchases from the MCV Partnership: Our annual obligation to purchase capacity from the MCV Partnership is 1,240 MW through the term of the PPA ending in 2025. The PPA requires us to pay, based on the MCV Facility's availability, a levelized average capacity charge of 3.77 cents per kWh, and a fixed energy charge. We also pay a variable energy charge based on our average cost of coal consumed for all kWh delivered. Effective January 1999, we reached a settlement agreement with the MCV Partnership that capped capacity payments made on the basis of availability that may be billed by the MCV Partnership at a maximum 98.5 percent availability level.

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

                                                        Consumers Energy Company

and thereafter. However, due to the frozen retail rates required by the Customer Choice Act, the capacity charge for the 325 MW was frozen at 3.17 cents per kWh until December 31, 2003. Recovery of both the 915 MW and 325 MW portions of the PPA are subject to certain limitations discussed below.

In 1992, we recognized a loss and established a liability for the present value of the estimated future underrecoveries of power supply costs under the PPA based on the MPSC cost-recovery orders. The remaining liability associated with the loss totaled $13 million at June 30, 2004 and $40 million at June 30, 2003. We expect the PPA liability to be depleted in late 2004.

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

                                                       In Millions
------------------------------------------------------------------
                                            2004  2005  2006  2007
------------------------------------------------------------------
Estimated cash underrecoveries at 98.5%     $ 56  $ 56  $ 55  $ 39

Amount to be charged to operating expense     29    56    55    39
Amount to be charged to PPA liability         27     -     -     -
==================================================================

Beginning January 1, 2004, the rate freeze for large industrial customers was no longer in effect and we returned to the PSCR process. Under the PSCR process, we will recover from our customers the approved capacity and fixed energy charges based on availability, up to an availability cap of 88.7 percent as established in previous MPSC orders.

Effects on Our Ownership Interest in the MCV Partnership and the MCV Facility:
As a result of returning to the PSCR process on January 1, 2004, we returned to dispatching the MCV Facility on a fixed load basis, as permitted by the MPSC, in order to maximize recovery from electric customers of our capacity and fixed energy payments. This fixed load dispatch increases the MCV Facility's output and electricity production costs, such as natural gas. As the spread between the MCV Facility's variable electricity production costs and its energy payment revenue widens, the MCV's Partnership's financial performance and our investment in the MCV Partnership is and will be affected adversely.

Under the PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been impacted negatively.

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

                                                        Consumers Energy Company

Resource Conservation Plan: In February 2004, we filed the RCP with the MPSC that is intended to help conserve natural gas and thereby improve our investment in the MCV Partnership. This plan seeks approval to:

      - dispatch the MCV Facility based on natural gas market prices without increased costs to electric customers,

      - give Consumers a priority right to buy excess natural gas as a result of the reduced dispatch of the MCV Facility, and

      - fund $5 million annually for renewable energy sources such as wind power projects.

The RCP will reduce the MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility will benefit Consumers' ownership interest in the MCV Partnership. The amount of PPA capacity and fixed energy payments recovered from retail electric customers would remain capped at 88.7 percent. Therefore, customers will not be charged for any increased power supply costs, if they occur. Consumers and the MCV Partnership have reached an agreement that the MCV Partnership will reimburse Consumers for any incremental power costs incurred to replace the reduction in power dispatched from the MCV Facility. Presently, we are in settlement discussions with the parties to the RCP filing. However, in July 2004, several qualifying facilities filed for a stay on the RCP proceeding in the Ingham County Circuit Court after their previous attempt to intervene on the proceeding was denied by the MPSC. Hearings on the stay are scheduled for August 11, 2004. We cannot predict if or when the MPSC will approve the RCP or the outcome of the Ingham County Circuit Court hearings.

The two most significant variables in the analysis of the MCV Partnership's future financial performance are the forward price of natural gas for the next 20 years and the MPSC's decision in 2007 or beyond on limiting our recovery of capacity and fixed energy payments. Natural gas prices have been volatile historically. Presently, there is no consensus in the marketplace on the price or range of future prices of natural gas. Even with an approved RCP, if gas prices continue at present levels or increase, the economics of operating the MCV Facility may be adverse enough to require us to recognize an impairment of our investment in the MCV Partnership. We presently cannot predict the impact of these issues on our future earnings, cash flows, or on the value of our investment in the MCV Partnership.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The MCV Partnership estimates that the decision will result in a refund to the MCV Partnership of approximately $35 million in taxes plus $9 million of interest. The Michigan Tax Tribunal decision has been appealed to the Michigan Court of Appeals by the City of Midland and the MCV Partnership has filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2004. The MCV Partnership cannot predict the outcome of these proceedings; therefore, the above refund (net of approximately $15 million of deferred expenses) has not been recognized in year-to-date 2004 earnings.

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

                                                        Consumers Energy Company

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

However, based on current projections, the current levels of funds provided by the trusts are not adequate to fully fund the decommissioning of Big Rock or Palisades. This is due in part to the DOE's failure to accept the spent nuclear fuel and lower returns on the trust funds. We are attempting to recover our additional costs for storing spent nuclear fuel through litigation, as discussed in "Nuclear Matters". We will also seek additional relief from the MPSC.

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

In the case of Palisades, again excluding additional nuclear fuel storage costs due to the DOE's failure to accept this spent fuel on schedule, we have concluded that the existing surcharge needs to be increased to $25 million annually, beginning January 1, 2006, and continue through 2011, our current license expiration date. In June 2004, we filed an application with the MPSC seeking approval to increase the surcharge for recovery of decommissioning costs related to Palisades beginning in 2006. We cannot predict how the MPSC will rule on our request.

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

Palisades: In March 2004, the NRC completed its end-of-cycle plant performance assessment of Palisades. The assessment for Palisades covered the period from January 1, 2003 through December 31, 2003. The NRC determined that Palisades was operated in a manner that preserved public health and safety and fully met all cornerstone objectives. As of June 2004, all inspection findings were classified as having very low safety significance and all performance indicators indicated performance at

                                                        Consumers Energy Company

a level requiring no additional oversight. Based on the plant's performance, only regularly scheduled inspections are planned through September 2005.

The amount of spent nuclear fuel exceeds Palisades' temporary onsite storage pool capacity. We are using dry casks for temporary onsite storage. As of June 30, 2004, we have loaded 18 dry casks with spent nuclear fuel and are scheduled to load additional dry casks this summer in order to continue operation.

DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel.

There are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Over 60 utilities have initiated litigation in the United States Court of Claims; we filed our complaint in December 2002. In July 2004, the DOE filed an amended answer and motion to dismiss the complaint. If our litigation against the DOE is successful, we anticipate future recoveries from the DOE. The recoveries will be used to pay the cost of spent nuclear fuel storage until the DOE takes possession as required by law. We can make no assurance that the litigation against the DOE will be successful.

In July 2002, Congress approved and the President signed a bill designating the site at Yucca Mountain, Nevada, for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE will submit, by December 2004, an application to the NRC for a license to begin construction of the repository. The application and review process is estimated to take several years.

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

Insurance: We maintain nuclear insurance coverage on our nuclear plants. At Palisades, we maintain nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual insurance company, we could be subject to assessments of up to $27 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at our, or any other member's, nuclear facility. NEIL's policies include coverage for acts of terrorism.

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

                                                        Consumers Energy Company

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

Coal Supply and Transportation: We have entered into coal supply contracts with various suppliers and associated rail transportation contracts for our coal-fired generating stations. Under the terms of these agreements, we are obligated to take physical delivery of the coal and make payment based upon the contract terms. Our coal supply contracts expire through 2005, and total an estimated $147 million. Our coal transportation contracts expire through 2007, and total an estimated $108 million. Long-term coal supply contracts have accounted for approximately 60 to 90 percent of our annual coal requirements over the last 10 years. Although future contract coverage is not finalized at this time, we believe that it will be within the historic 60 to 90 percent range.

Power Supply, Capacity, and Transmission: As of June 30, 2004, we had future unrecognized commitments to purchase power transmission services under fixed price forward contracts for 2004 and 2005 totaling $8 million. We also had commitments to purchase capacity and energy under long-term power purchase agreements with various generating plants. These contracts require monthly capacity payments based on the plants' availability or deliverability. These payments for 2004 through 2030 total an estimated $4.537 billion, undiscounted. This amount may vary depending upon plant availability and fuel costs. If a plant was not available to deliver electricity to us, then we would not be obligated to make the capacity payment until the plant could deliver.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remedial costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. We have completed initial investigations at the 23 sites. We will continue to implement remediation plans for sites where we have received MDEQ remediation plan approval. We will also work toward resolving environmental issues at sites as studies are completed.

                                                        Consumers Energy Company

We have estimated our costs for investigation and remedial action at all 23 sites using the Gas Research Institute-Manufactured Gas Plant Probabilistic Cost Model. We expect our remaining costs to be between $37 million and $90 million. The range reflects multiple alternatives with various assumptions for resolving the environmental issues at each site. The estimates are based on discounted 2003 costs using a discount rate of three percent. The discount rate represents a ten-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through insurance proceeds and through the MPSC approved rates charged to our customers. As of June 30, 2004, we have recorded a regulatory liability of $42 million, net of $41 million of expenditures incurred to date, and a regulatory asset of $66 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

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

GCR YEAR 2002-2003: In June 2003, we filed a reconciliation of GCR costs and revenues for the 12-months ended March 2003. We proposed to recover from our customers approximately $6 million of underrecovered gas costs using a roll-in methodology. The roll-in methodology incorporates the GCR underrecovery in the next GCR plan year. The approach was approved by the MPSC in a November 2002 order.

In January 2004, intervenors filed their positions in our 2002-2003 GCR case. Their positions were that not all of our gas purchasing decisions were prudent during April 2002 through March 2003 and they proposed disallowances. In 2003, we reserved $11 million for a settlement agreement associated with the 2002-2003 GCR disallowance. Interest on the disallowed amount from April 1, 2003 through February 2004, at Consumers' authorized rate of return, increased the cost of the settlement by $1 million. The interest was recorded as an expense in 2003. In February 2004, the parties in the case reached a settlement agreement that resulted in a GCR disallowance of $11 million for the GCR period. The settlement agreement was approved by the MPSC in March 2004. The disallowance is included in our 2003-2004 GCR reconciliation filed in June 2004.

GCR YEAR 2003-2004: In June 2004, we filed a reconciliation of GCR for the 12-months ended March 2004. We proposed to refund to our customers $28 million of overrecovered gas cost, plus interest. The refund will be included in the 2004-2005 GCR plan year. The overrecovery includes the $11 million refund settlement for the 2002-2003 GCR year, as well as refunds received by us from our suppliers and required by the MPSC to be refunded to our customers.

GCR PLAN FOR YEAR 2004-2005: In December 2003, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2004 through March 2005. The second quarter GCR adjustment resulted in a GCR ceiling price of $6.57. In June 2004, the MPSC issued a final Order

                                                        Consumers Energy Company

in our GCR plan approving a settlement, which included a quarterly mechanism for setting a GCR ceiling price. The mechanism did not change the current ceiling price of $6.57. Actual gas costs and revenues will be subject to an annual reconciliation proceeding. Our GCR factor for the billing month of August is $6.39 per mcf.

2003 GAS RATE CASE: In March 2003, we filed an application with the MPSC for a $156 million annual increase in our gas delivery and transportation rates that included a 13.5 percent return on equity. In September 2003, we filed an update to our gas rate case that lowered the requested revenue increase from $156 million to $139 million and reduced the return on common equity from 13.5 percent to 12.75 percent. The MPSC authorized an interim gas rate increase of $19 million annually. The interim increase is under bond and subject to refund if the final rate relief is a lesser amount. The interim increase order includes a $34 million reduction in book depreciation expense and related income taxes effective only during the period of interim relief. The MPSC order allowed us to increase our rates beginning December 19, 2003. As part of the interim order, we agreed to restrict dividend payments to our parent company, CMS Energy, to a maximum of $190 million annually during the period of interim relief. On March 5, 2004, the ALJ issued a Proposal for Decision recommending that the MPSC not rely upon the projected test year data included in our filing, which was supported by the MPSC Staff and the ALJ further recommended that the application be dismissed. In response to the Proposal for Decision, the parties have filed exceptions and replies to exceptions. The MPSC is not bound by the ALJ's recommendation and will review the exceptions and replies to exceptions prior to issuing an order on final rate relief.

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. This case is not affected by the 2003 gas rate case interim increase order that reduced book depreciation expense and related income taxes only for the period that we receive the interim relief.

The June 2001 depreciation case filing was based on December 2000 plant balances and historical data. The December 2003 filing updates the gas depreciation case to include December 2002 plant balances. The proposed depreciation rates, if approved, would result in an annual increase of $12 million in depreciation expense based on December 2002 plant balances. In June 2004, the ALJ issued a Proposal for Decision recommending adoption of the Michigan Attorney General's proposal to reduce our annual depreciation expense by $52 million. In response to the Proposal for Decision, the parties filed exceptions and are expected to file replies to exceptions. In our exceptions, we proposed alternative depreciation rates that would result in an annual decrease of $7 million in depreciation expense. The MPSC is not bound by the ALJ's recommendation and will review the exceptions and replies to exceptions prior to issuing an order on final depreciation rates.

In September 2002, the FERC issued an order rejecting our filing to assess certain rates for non-physical gas title tracking services we provide. In December 2003, the FERC ruled that no refunds were at issue and we reversed $4 million related to this matter. In January 2004, three companies filed with the FERC for clarification or rehearing of the FERC's December 2003 order. In April 2004, the FERC issued its Order Granting Clarification. In that Order, the FERC indicated that its December 2003 order was in error. It directed us to file within 30 days a fair and equitable title-tracking fee and to make refunds, with interest, to customers based on the difference between the accepted fee and the fee paid. In response to the FERC's April 2004 order, we filed a Request for Rehearing in May 2004. The FERC issued an Order Granting Rehearing for Further Consideration in June 2004. We expect the FERC to issue an order on the merits of this proceeding in the third quarter of 2004. We believe that with respect to the FERC jurisdictional transportation, we have not charged any customers title transfer fees, so no refunds are due. At this time, we cannot predict the outcome of this proceeding.

                                                         Consumer Energy Company

OTHER UNCERTAINTIES

In addition to the matters disclosed within this Note, we are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing, and other matters.

We have accrued estimated losses for certain contingencies discussed within this Note. Resolution of these contingencies is not expected to have a material adverse impact on our financial position, liquidity, or results of operations.

3: FINANCINGS AND CAPITALIZATION

LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                        In Millions
-------------------------------------------------------------------
                                   June 30, 2004  December 31, 2003
-------------------------------------------------------------------
First mortgage bonds                     $ 1,483            $ 1,483
Senior notes                               1,254              1,254
Bank debt and other                          468                469
Securitization bonds                         412                426
FMLP debt                                    411                  -
                                   --------------------------------
Principal amounts outstanding              4,028              3,632
     Current amounts                        (444)               (28)
     Net unamortized discount                (20)               (21)
-------------------------------------------------------------------
Total Long-term debt                     $ 3,564            $ 3,583
===================================================================

FMLP DEBT: We consolidate the FMLP in accordance with Revised FASB Interpretation No. 46. At June 30, 2004, long-term debt of the FMLP consists of:

                                                        In Millions
-------------------------------------------------------------------
                                                      Maturity 2004
-------------------------------------------------------------------
11.75% subordinated secured notes                       2005   $185
13.25% subordinated secured notes                       2006     75
6.875% tax-exempt subordinated secured notes            2009    137
6.75% tax-exempt subordinated secured notes             2009     14
-------------------------------------------------------------------
    Total amount outstanding                                   $411
===================================================================

The FMLP debt is essentially project debt secured by certain assets of the MCV Partnership and the FMLP. The debt is non-recourse to other assets of CMS Energy and Consumers.

                                                         Consumer Energy Company

DEBT MATURITIES: At June 30, 2004, the aggregate annual maturities for long-term debt for six months ending December 31, 2004 and the next four years are:

                                                 In Millions
------------------------------------------------------------
                                   Payments Due
                       -------------------------------------
  December 31           2004    2005    2006    2007    2008
------------------------------------------------------------
Long-term debt         $ 129   $ 559   $ 478   $  59   $ 504
============================================================

REGULATORY AUTHORIZATION FOR FINANCINGS: Effective July 1, 2004, we received new FERC authorization to issue or guarantee up to $1.1 billion of short-term securities and up to $1.1 billion of short-term first mortgage bonds as collateral for such short-term securities. Effective July 1, 2004, we received new FERC authorization to issue up to $1 billion of long-term securities for refinancing or refunding purposes, $1.5 billion of long-term securities for general corporate purposes, and $2.5 billion of long-term first mortgage bonds to be issued solely as collateral for other long-term securities.

SHORT-TERM FINANCINGS: At June 30, 2004, we had a $400 million secured revolving credit facility with banks. At June 30, 2004, $24 million of letters of credit were issued and outstanding under this facility and $376 million was available for general corporate purposes, working capital, and letters of credit. The MCV Partnership had a $50 million working capital facility available.

As of August 3, 2004, we obtained an amended and restated $500 million secured revolving credit facility to replace our $400 million facility. The amended facility carries a three-year term and provides for lower interest rates.

FIRST MORTGAGE BONDS: We secure our first mortgage bonds by a mortgage and lien on substantially all of our property. Our ability to issue and sell securities is restricted by certain provisions in the first mortgage bond indenture, our articles of incorporation, and the need for regulatory approvals under federal law.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles and office furniture. As of June 30, 2004, capital lease obligations totaled $64 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. As of June 30, 2004, finance lease obligations totaled $317 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we currently sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. We sold no receivables at June 30, 2004 and we sold $50 million at June 30, 2003. The Consolidated Balance Sheets exclude these sold amounts from accounts receivable. We continue to service the receivables sold. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and the purchaser has no right to any receivables not sold. No gain or loss has been recorded on the receivables sold and we retain no interest in the receivables sold.

                                                         Consumer Energy Company

Certain cash flows received from and paid to us under our accounts receivable sales program are shown below:

                                                                               In Millions
------------------------------------------------------------------------------------------
Six Months Ended June 30                                                   2004       2003
------------------------------------------------------------------------------------------
Proceeds from sales (remittance of collections) under the program       $  (297)   $  (275)
Collections reinvested under the program                                $ 2,645    $ 2,459
==========================================================================================

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at June 30, 2004, we had $396 million of unrestricted retained earnings available to pay common stock dividends. However, covenants in our debt facilities cap common stock dividend payments at $300 million in a calendar year. We are also under an annual dividend cap of $190 million imposed by the MPSC during the current interim gas rate relief period. In February 2004, we paid $78 million and in May 2004, we paid $27 million in common stock dividends to CMS Energy.

For additional details on the cap on common stock dividends payable during the current interim gas rate relief period, see Note 2, Uncertainties, "Gas Rate Matters - 2003 Gas Rate Case."

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

The following tables describe our guarantees at June 30, 2004:

                                                                                             In Millions
--------------------------------------------------------------------------------------------------------
                                                  Issue  Expiration   Maximum   Carrying    Recourse
Guarantee Description                              Date      Date     Obligation  Amount    Provision (a)
--------------------------------------------------------------------------------------------------------
Standby letters of credit                        Various   Various     $ 24       $ -         $ -
Surety bonds and other indemnifications          Various   Various        8         -           -
Nuclear insurance retrospective premiums         Various   Various      134         -           -
========================================================================================================

(a) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

                                                         Consumer Energy Company

---------------------------------------------------------------------------------------------------------------------
                                                                                       Events That Would Require
        Guarantee Description                      How Guarantee Arose                         Performance
---------------------------------------------------------------------------------------------------------------------
Standby letters of credit                  Normal operations of coal power         Noncompliance with environmental
                                           plants                                  regulations
                                           Natural gas transportation              Nonperformance
                                           Self-insurance requirement              Nonperformance

Surety bonds                               Normal operating activity, permits      Nonperformance
                                           and license
Nuclear insurance retrospective premiums   Normal operations of nuclear plants     Call by NEIL and Price-Anderson Act
                                                                                   for nuclear incident
======================================================================================================================

4: FINANCIAL AND DERIVATIVE INSTRUMENTS

FINANCIAL INSTRUMENTS: The carrying amounts of cash, short-term investments, and current liabilities approximate their fair values because of their short-term nature. We estimate the fair values of long-term financial instruments based on quoted market prices or, in the absence of specific market prices, on quoted market prices of similar instruments or other valuation techniques. The carrying amount of all long-term financial instruments, except as shown below, approximates fair value. Our held-to-maturity investments consist of debt securities held by the MCV Partnership totaling $140 million as of June 30, 2004. These securities represent funds restricted primarily for future lease payments and are classified as Other Assets on the Consolidated Balance Sheets. These investments have original maturity dates of approximately one year or less and, because of their short maturities, their carrying amounts approximate their fair values. For additional details, see Note 1, Corporate Structure and Accounting Policies.


                                                                                         In Millions
----------------------------------------------------------------------------------------------------
June 30                                                  2004                        2003
------------------------------------------------------------------------ ---------------------------
                                                       Fair  Unrealized            Fair  Unrealized
                                              Cost     Value Gain (Loss)  Cost    Value  Gain (Loss)
------------------------------------------------------------------------ ---------------------------
Long-term debt (a)                           $4,008   $4,088   $  (80)   $3,365   $3,529   $ (164)
Long-term debt - related parties (b)            506      512       (6)        -        -        -
Trust Preferred Securities (b)                    -        -        -       490      512      (22)

Available-for-sale securities:
Common stock of CMS Energy (c)                   10       22       12        10       19        9
SERP                                             17       22        5        17       20        3
Nuclear decommissioning
  investments (d)                               434      559      125       453      553      100
====================================================================================================

(a) Includes a principal amount of $444 million at June 30, 2004 and $27 million at June 30, 2003 relating to current maturities. Settlement of long-term debt is generally not expected until maturity.

(b) We determined that we are not the primary beneficiary of our trust preferred security structures. Accordingly, those entities have been deconsolidated as of December 31, 2003 and are reflected in Long-term debt - related parties on the Consolidated Balance Sheets. For additional details, see Note 7, Implementation of New Accounting Standards.

(c) As of June 30, 2004, we held 2.4 million shares of CMS Energy Common Stock.

                                                         Consumer Energy Company

(d) On January 1, 2003, we adopted SFAS No. 143 and began classifying our unrealized gains and losses on nuclear decommissioning investments as regulatory liabilities. We previously included the unrealized gains and losses on these investments in accumulated depreciation.

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

                                                         Consumer Energy Company

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk and interest rate risk. The following table reflects the fair value of all contracts requiring derivative accounting:

                                                                                            In Millions
-------------------------------------------------------------------------------------------------------
June 30                                                2004                          2003
-------------------------------------------------------------------------------------------------------
                                                       Fair   Unrealized             Fair   Unrealized
      Derivative Instruments                 Cost     Value   Gain (Loss)  Cost     Value   Gain (Loss)
-------------------------------------------------------------------------------------------------------
Electric - related contracts                  $ -       $ -       $ -      $  8       $ -      $ (8)
Gas contracts                                   3         6         3         2         1        (1)
Derivative contracts associated with
Consumers' investment in the MCV
Partnership:
  Prior to consolidation                        -         -         -         -        20        20
  After consolidation:
    Gas fuel contracts                          -        80        80         -         -         -
    Gas fuel futures, options, and swaps        -        54        54         -         -         -

=======================================================================================================

The fair value of our derivative contracts is included in Derivative Instruments, Other Assets, or Other Liabilities on the Consolidated Balance Sheets. The fair value of derivative contracts associated with our investment in the MCV Partnership for 2003 is included in Investments - Midland Cogeneration Venture Limited Partnership on the Consolidated Balance Sheets.

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

INTEREST RATE RISK CONTRACTS: We frequently use interest rate swaps to hedge the risk associated with forecasted interest payments on variable-rate debt and to reduce the impact of interest rate fluctuations. These interest rate swaps are generally designated as cash flow hedges. As such, we record changes in the fair value of these contracts in accumulated other comprehensive income unless the swaps are sold. As of June 30, 2004 and June 30, 2003, we did not have any interest rate swaps outstanding.

DERIVATIVE CONTRACTS ASSOCIATED WITH CONSUMERS' INVESTMENT IN THE MCV
PARTNERSHIP:

Gas Fuel Contracts: The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that its long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet. Should significant changes in the level of the MCV Facility operational dispatch or purchases of long-term gas occur, the MCV Partnership would be required to re-evaluate its accounting treatment for these long-term gas contracts. This re-evaluation may result in recording mark-

                                                         Consumer Energy Company

to-market activity on some contracts, which could add to earnings volatility.

At June 30, 2004, the MCV Partnership had six long-term gas contracts that contained both an option and forward component. Because of the option component, these contracts do not qualify for the normal purchases and sales exception and are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on these six contracts, since gains or losses will be recorded on a quarterly basis during the remaining life of approximately four years for these gas contracts. For the six months ended June 30, 2004, the MCV Partnership recorded in Fuel for electric generation a $6 million net gain in earnings associated with these contracts.

Gas Fuel Futures, Options, and Swaps: To manage market risks associated with the volatility of natural gas prices, the MCV Partnership maintains a gas hedging program. The MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements.

These financial instruments are accounted for as derivatives under SFAS No. 133. The contracts that are used to secure anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow hedges under SFAS No. 133. The MCV Partnership also engages in cost mitigation activities to offset the fixed charges the MCV Partnership incurs in operating the MCV Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for the MCV Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for the MCV Partnership and do not qualify as hedges under SFAS No. 133. Therefore, the mark-to-market gains and losses from these cost mitigation activities are recorded in earnings each quarter.

For the six months ended June 30, 2004, the MCV Partnership has recorded an unrealized gain of $24 million in other comprehensive income on those futures contracts that qualify as cash flow hedges, which resulted in a cumulative net gain of $55 million in other comprehensive income as of June 30, 2004. This balance represents natural gas futures, options, and swaps with maturities ranging from July 2004 to December 2009, of which $34 million of this gain is expected to be reclassified as an increase to earnings within the next 12 months. As of June 30, 2004, Consumers' pretax proportionate share of the MCV Partnership's $55 million net gain recorded in other comprehensive income is $27 million, of which $17 million is expected to be reclassified as an increase to earnings within the next 12 months. In addition, for the six months ended June 30, 2004, the MCV Partnership has recorded a net gain of $16 million in earnings from hedging activities related to natural gas requirements for the MCV Facility operations and a net gain of $1 million in earnings from cost mitigation activities.

                                                         Consumer Energy Company

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

As of June 30, 2004, we have recorded a prepaid pension asset of $373 million, $20 million of which is in Other current assets on our Consolidated Balance Sheet.

OPEB: We adopted SFAS No. 106, effective as of the beginning of 1992. We recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates. For additional details, see Note 1, Corporate Structure and Accounting Policies, "Utility Regulation." In 1994, the MPSC authorized recovery of the electric utility portion of these costs over 18 years and in 1996, the MPSC authorized recovery of the gas utility portion of these costs over 16 years. We have made contributions of $33 million to our 401(h) and VEBA trust funds in 2004. We plan to make additional contributions of $30 million in 2004.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                       In Millions
----------------------------------------------------------------------------------
                                                           Pension
                                           Three Months Ended     Six Months Ended
----------------------------------------------------------------------------------
June 30                                      2004       2003       2004       2003
----------------------------------------------------------------------------------
Service cost                                 $  9       $  9       $ 19       $ 19
Interest expense                               18         18         36         37
Expected return on plan assets                (27)       (21)       (54)       (41)
Amortization of:
  Net loss                                      4          3          7          5
  Prior service cost                            2          2          3          4
                                             -------------------------------------
Net periodic pension cost                    $  6       $ 11       $ 11       $ 24
==================================================================================


                                                         Consumer Energy Company

                                                                              In Millions
-----------------------------------------------------------------------------------------
                                                                    OPEB
                                                   Three Months Ended    Six Months Ended
-----------------------------------------------------------------------------------------
June 30                                             2004       2003       2004       2003
-----------------------------------------------------------------------------------------
Service cost                                        $  4       $  5       $  9       $  9
Interest expense                                      14         16         27         31
Expected return on plan assets                       (11)       (10)       (23)       (20)
Amortization of:
  Net loss                                             3          4          6          9
  Prior service cost                                  (2)        (2)        (4)        (3)
                                                    -------------------------------------
Net periodic postretirement benefit cost            $  8       $ 13       $ 15       $ 26
=========================================================================================

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the
Act) was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is exempt from federal taxation, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D.

We believe our plan is actuarially equivalent to Medicare Part D and have incorporated retroactively the effects of the subsidy into our financial statements as of June 30, 2004 in accordance with FASB Staff Position, No. SFAS 106-2. We remeasured our obligation as of December 31, 2003 to incorporate the impact of the Act, which resulted in a reduction to the accumulated postretirement benefit obligation of $148 million. The remeasurement resulted in a reduction of OPEB cost of $6 million for the three months ended June 30, 2004, $11 million for the six months ended June 30, 2004, and an expected total reduction of $23 million for 2004. The reduction of $23 million includes $7 million in capitalized OPEB costs. For additional details, see Note 7, Implementation of New Accounting Standards.

6: ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143: This standard became effective January 2003. It requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to do so. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives.

Before adopting this standard, we classified the removal cost of assets included in the scope of SFAS No. 143 as part of the reserve for accumulated depreciation. For these assets, the removal cost of $448 million that was classified as part of the reserve at December 31, 2002, was reclassified in January 2003, in part, as a:

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

                                                         Consumer Energy Company

market risk premium for unforeseeable circumstances. No market risk premium was included in our ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium were assumed, our ARO liability would increase by $22 million.

If a reasonable estimate of fair value cannot be made in the period the ARO is incurred, such as for assets with indeterminate lives, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, transmission and distribution assets have indeterminate lives. Retirement cash flows cannot be determined and there is a low probability of a retirement date. Therefore, no liability has been recorded for these assets. Also, no liability has been recorded for assets that have insignificant cumulative disposal costs, such as substation batteries. The measurement of the ARO liabilities for Palisades and Big Rock are based on decommissioning studies that largely utilize third-party cost estimates.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life.

June 30, 2004                                                                                               In Millions
-----------------------------------------------------------------------------------------------------------------------
                                                    In Service                                                    Trust
           ARO Description                             Date             Long Lived Assets                          Fund
-----------------------------------------------------------------------------------------------------------------------
Palisades - decommission plant site                      1972    Palisades nuclear plant                          $495
Big Rock - decommission plant site                       1962    Big Rock nuclear plant                             64
JHCampbell intake/discharge water line                   1980    Plant intake/discharge water line                   -
Closure of coal ash disposal areas                    Various    Generating plants coal ash areas                    -
Closure of wells at gas storage fields                Various    Gas storage fields                                  -
Indoor gas services equipment relocations             Various    Gas meters located inside structures                -
=======================================================================================================================

June 30, 2004                                                                                     In Millions
-------------------------------------------------------------------------------------------------------------
                                           ARO Liability                                              ARO
                                           -------------                                  Cash flow Liability
     ARO Description                     1/1/03   12/31/03 Incurred   Settled  Accretion  Revisions  6/30/04
-------------------------------------------------------------------------------------------------------------
Palisades - decommission                  $249      $268      $ -       $ -       $ 10      $ 31      $309
Big Rock - decommission                     61        35        -       (24)         6        22        39
JHCampbell intake line                       -         -        -         -          -         -         -
Coal ash disposal areas                     51        52        -        (1)         3         -        54
Wells at gas storage fields                  2         2        -         -          -         -         2
Indoor gas services relocations              1         1        -         -          -         -         1
                                          -------------------------------------------------------------------
Total                                     $364      $358      $ -      $(25)      $ 19      $ 53      $405
=============================================================================================================

The Palisades and Big Rock cash flow revisions resulted from new decommissioning reports filed with the MPSC in March 2004. For additional details, see Note 2, Uncertainties, "Other Electric Uncertainties - Nuclear Plant Decommissioning."

Reclassification of certain types of Cost of Removal: Beginning in December 2003, the SEC requires the quantification and reclassification of the estimated cost of removal obligations arising from other than legal obligations. These cost of removal obligations have been accrued through depreciation charges. We estimate that we had $1.016 billion at June 30, 2004 and $950 million at June 30, 2003 of previously accrued asset removal costs related to our regulated operations arising from other than legal obligations. These obligations, which were previously classified as a component of accumulated

                                                         Consumer Energy Company

depreciation, are now classified as regulatory liabilities in the accompanying Consolidated Balance Sheets.

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

We determined that we are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. In addition, the FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. As such, we consolidated their assets, liabilities, and activities into our financial statements for the first time as of and for the quarter ended March 31, 2004. These partnerships have third-party obligations totaling $728 million at June 30, 2004. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $1.453 billion at June 30, 2004. The creditors of these partnerships do not have recourse to the general credit of CMS Energy.

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

We are not required to restate prior periods for the impact of this accounting change.

FASB STAFF POSITION, NO. SFAS 106-2, ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT, AND MODERNIZATION ACT OF 2003: The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is exempt from federal taxation, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. At December 31, 2003, we elected a one-time deferral of the accounting for the Act, as permitted by FASB Staff Position, No. SFAS 106-1.

The final FASB Staff Position, No. SFAS 106-2 supersedes FASB Staff Position, No. SFAS 106-1 and provides further accounting guidance. FASB Staff Position, No. SFAS 106-2 states that for plans that are actuarially equivalent to Medicare Part D, employers' measures of accumulated postretirement benefit obligations and postretirement benefit costs should reflect the effects of the Act.

                                                         Consumer Energy Company

We believe our plan is actuarially equivalent to Medicare Part D and have incorporated retroactively the effects of the subsidy into our financial statements as of June 30, 2004, in accordance with FASB Staff Position, No. SFAS 106-2. We remeasured our obligation as of December 31, 2003 to incorporate the impact of the Act, which resulted in a reduction to the accumulated postretirement benefit obligation of $148 million. The remeasurement resulted in a reduction of OPEB cost of $6 million for the three months ended June 30, 2004, $11 million for the six months ended June 30, 2004, and an expected total reduction of $23 million for 2004. Consumers capitalizes a portion of OPEB cost in accordance with regulatory accounting. As such, the remeasurement resulted in a net reduction of OPEB expense of $4 million for the three months ended June 30, 2004, $8 million for the six months ended June 30, 2004, and an expected total net expense reduction of $16 million for 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Forms 10-K/A for the year ended December 31, 2003. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 3, Uncertainties for CMS Energy and Note 2, Uncertainties for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

SEC REQUEST

On August 5, 2004, CMS Energy received a request from the SEC that CMS Energy voluntarily produce all documents and data relating to the SEC's inquiry into payments made to the government and officials of the government of Equatorial Guinea. CMS Energy will fully cooperate with the SEC in its inquiry. From 1991 through January 3, 2002, subsidiaries of CMS Energy held interests in, and beginning in 1995 operated, hydrocarbon production and processing facilities and a methanol plant in Equatorial Guinea. On January 3, 2002, CMS Energy sold all its Equatorial Guinea holdings. The SEC's inquiry follows an investigation and public hearing conducted by the United States Senate Permanent Subcommittee on Investigations, which reviewed the U.S. banking transactions of various foreign governments, including that of Equatorial Guinea. The investigation and hearing also reviewed the operations of certain U.S. oil companies in Equatorial Guinea. There were no findings of violations of the U.S. Foreign Corrupt Practices Act by the U.S. oil companies in the report of the Minority Staff of the Subcommittee, the only report issued to date as a result of the hearing. The Subcommittee did find that oil companies operating in Equatorial Guinea may have contributed to corrupt practices in that country.

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

In December 2003, during the continuing review by the special litigation committee, CMS Energy was served with a derivative complaint filed on behalf of the shareholder in the Circuit Court of Jackson County, Michigan in furtherance of his demands. The date for CMS Energy and other defendants to answer or otherwise respond to the complaint has been extended to September 1, 2004, subject to such further extensions as may be mutually agreed upon by the parties and authorized by the Court. CMS Energy cannot predict the outcome of this matter.

INTEGRUM LAWSUIT

Integrum filed a complaint in Wayne County, Michigan Circuit Court in July 2003 against CMS Energy, Enterprises and APT. Integrum alleges several causes of action against APT, CMS Energy, and Enterprises in connection with an offer by Integrum to purchase the CMS Pipeline Assets. In addition to seeking unspecified money damages, Integrum is seeking an order enjoining CMS Energy and Enterprises from selling, and APT from purchasing, the CMS Pipeline Assets and an order of specific performance mandating that CMS Energy, Enterprises, and APT complete the sale of the CMS Pipeline Assets to APT and Integrum. A certain officer and director of Integrum is a former officer and director of CMS Energy, Consumers, and their subsidiaries. The individual was not employed by CMS Energy, Consumers, or their subsidiaries when Integrum made the offer to purchase the CMS Pipeline Assets. CMS Energy and Enterprises filed a motion to change venue from Wayne County to Jackson County, which was granted. The parties are now awaiting transfer of the file from Wayne County to Jackson County. CMS Energy and Enterprises believe that Integrum's claims are without merit. CMS Energy and Enterprises intend to defend vigorously against this action but they cannot predict the outcome of this litigation.

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

In a similar but unrelated matter, Texas-Ohio Energy, Inc. filed a putative class action lawsuit in the United States District Court for the Eastern District of California against a number of energy companies engaged in the sale of natural gas in the United States. CMS Energy is named as a defendant. The complaint alleges defendants entered into a price-fixing conspiracy by engaging in activities to manipulate the price of natural gas in California. The complaint contains counts alleging violations of the Sherman Act, Cartwright Act (a California statute), and the California Business and Profession Code relating to unlawful, unfair and deceptive business practices. There is currently pending in the Nevada federal district court a multi district court litigation ("MDL") matter involving seven complaints originally filed in various state courts in California. These complaints make allegations similar to those in the Texas-Ohio case regarding price reporting, although none contain a Sherman Act claim and some of the defendants in the MDL matter are also defendants in the Texas-Ohio case. Those defendants successfully argued to have the Texas-Ohio case transferred to the MDL proceeding. The plaintiff in the Texas-Ohio case agreed to extend the time for all defendants to answer or otherwise respond until May 28, 2004 and on that date a number of defendants filed motions to dismiss. In order to negotiate possible dismissal and/or substitution of defendants, CMS Energy and two other parent holding company defendants were given further extensions to answer or otherwise respond to the complaint to August 16, 2004.

Benscheidt v. AEP Energy Services, Inc., et al., a new class action complaint containing allegations similar to those made in the Texas-Ohio case, albeit limited to California state law claims, was filed in California state court in February 2004. CMS Energy and CMS MST are named as defendants. Defendants filed a notice to remove this action to California federal district court, which was granted, and had it transferred to the MDL proceeding in Nevada. However, the plaintiff is seeking to have the case remanded back to California and until the issue is resolved, no further action will be taken.

Three new, virtually identical actions were filed in San Diego Superior Court in July, 2004, one by the County of Santa Clara ("Santa Clara"), one by the County of San Diego (San Diego) and one by the City of and County of San Francisco and the San Francisco City Attorney (collectively "San Francisco"). Defendants, consisting of a number of energy companies including CMS Energy, CMS MS&T, Cantera Natural Gas and Cantera Gas Company, are alleged to have engaged in false reporting of natural gas price and volume information and sham sales to artificially inflate natural gas retail prices in California. All three complaints allege claims for unjust enrichment and violations of the Cartwright Act, and the San Francisco action also alleges a claim for violation of the California Business and Profession Code relating to unlawful, unfair and deceptive business practices.

CMS Energy and the other CMS defendants will defend themselves vigorously but cannot predict the outcome of these matters.

LEONARD FIELD DISPUTE

Pursuant to a Consent Judgment entered in Oakland County, Michigan Circuit Court in September 2001, CMS Gas Transmission had 18 months to extract approximately one bcf of pipeline quality natural gas held in the Leonard Field in Addison Township. The Consent Judgment provided for an extension of that period upon certain circumstances. CMS Gas Transmission has complied with the requirements of the Consent Judgment. Addison Township filed a lawsuit in Oakland County Circuit Court against CMS Gas Transmission in February 2004 alleging the Leonard Field was discharging odors in violation of the Consent Judgment. Pursuant to a Stipulated Order entered April 1, 2004, CMS Gas Transmission agreed to certain undertakings to address the odor complaints and further agreed to temporarily cease operations at the Leonard Field during the month of April 2004, the last month provided for in the Consent Judgment. Also, Addison Township was required to grant CMS Gas Transmission an extension to withdraw its natural gas if certain conditions were met. Addison Township denied CMS Gas Transmission's request for an extension on April 5, 2004. CMS Gas Transmission is pursuing its legal remedies and filed a complaint against Addison Township in June 2004. CMS Gas Transmission cannot predict the outcome of this matter, and unless an extension is provided, it will be unable to extract approximately 500,000 mcf of gas remaining in the Leonard Field.

CMS ENERGY AND CONSUMERS

ERISA LAWSUITS

CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the "Plan"). The two cases, filed in July 2002 in United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. The judge issued an opinion and order dated March 31, 2004 in connection with the motions to dismiss filed by CMS Energy, Consumers and the individuals. The judge dismissed certain of the amended counts in the plaintiffs' complaint and denied CMS Energy's motion to dismiss the other claims in the complaint. CMS Energy, Consumers and the individual defendants filed answers to the amended complaint on May 14, 2004. A trial date has not been set, but is expected to be no earlier than late in 2005. CMS Energy and Consumers will defend themselves vigorously but cannot predict the outcome of this litigation.

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of securities class action complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period. The cases were consolidated into a single lawsuit and an amended and consolidated class action complaint was filed on May 1, 2003. The consolidated complaint contains a purported class period beginning on May 1, 2000 and running through March 31, 2003. It generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. The judge issued an opinion and order dated March 31, 2004 in connection with various pending motions, including plaintiffs' motion to amend the complaint and the motions to dismiss the complaint filed by CMS Energy, Consumers and other defendants. The judge directed plaintiffs to file an amended complaint under seal and ordered an expedited hearing on the motion to amend, which was held on May 12, 2004. At the hearing, the judge ordered plaintiffs to file a Second Amended Consolidated Class Action complaint deleting Counts III and IV relating to purchasers of CMS PEPS, which the judge ordered dismissed with prejudice. Plaintiffs filed this complaint on May 26, 2004. CMS Energy, Consumers, and the individual defendants filed new motions to dismiss on June 21, 2004 and a hearing on those motions is scheduled for August 2004. CMS Energy, Consumers and the individual defendants will defend themselves vigorously but cannot predict the outcome of this litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the CMS Energy Annual Meeting of Shareholders held on May 28, 2004, the CMS Energy shareholders voted upon five proposals, as follows:

      - Ratification of the appointment of Ernst & Young LLP as independent auditors of CMS Energy for the year ending December 31, 2004, with a vote of 135,549,550 shares in favor, 2,206,503 against and 1,148,674 abstentions;

      - Amendments to the Performance Incentive Stock Plan, with a vote of 85,615,290 shares in favor, 17,204,621 against and 1,794,973 abstentions;

      - Permitting awards under the Incentive Compensation Plans and related contractual arrangements to become income tax deductible by the company, with a vote of 124,938,186 shares in favor, 12,172,123 against and 1,794,735 abstentions;

      - Amending the Restated Articles of Incorporation to increase the number of authorized shares of common stock and re-designate authorized but unissued Class G common stock into shares of common stock, with a vote of 130,280,753 shares in favor, 6,673,547 against and 1,950,741 abstentions;

      - Election of eleven members to the Board of Directors. The votes for individual nominees were as follows:

CMS ENERGY

   Number of Votes:            For       Withheld       Total
-----------------------   -----------   ----------   -----------
Merribel S. Ayres         134,750,679    4,137,455   138,888,134
Earl D. Holton            132,968,087    5,920,047   138,888,134
David W. Joos             134,215,407    4,672,727   138,888,134
Michael T. Monahan        134,251,381    4,636,753   138,888,134
Joseph F. Paquette, Jr.   110,514,698   28,373,436   138,888,134
William U. Parfet         133,106,221    5,781,913   138,888,134
Percy A. Pierre           133,725,594    5,162,540   138,888,134
S. Kinnie Smith, Jr.      134,179,371    4,708,763   138,888,134
Kenneth L. Way            133,340,836    5,547,298   138,888,134
Kenneth Whipple           134,312,812    4,575,322   138,888,134
John B. Yasinsky          132,916,761    5,971,373   138,888,134

CONSUMERS

Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 28, 2004 Consumers' Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of electing the above-named individuals as directors of Consumers and in favor of the remaining proposals for Consumers. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.

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

Corporate Secretary, CMS Energy, One Energy Plaza, Jackson, Michigan 49201.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   LIST OF EXHIBITS

(10)(a)     General Waiver and Release Agreement

(10)(b) CMS Energy Corporation Policy on Change In Control Agreements and Employment Contracts

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

(31)(c)     Consumers Energy Company's certification of the CEO pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)     Consumers Energy Company's certification of the CFO pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a) CMS Energy Corporation's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b) Consumers Energy Company's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)   REPORTS ON FORM 8-K

CMS ENERGY

      During the second quarter of 2004, CMS Energy filed or furnished the following Current Reports on Form 8-K:

            - 8-K filed on April 14, 2004 covering matters pursuant to Item 5, Other Events;

            - 8-K furnished on May 6, 2004 covering matters pursuant to Item 12, Results of Operations and Financial Condition (including a Summary of Consolidated Earnings, Summarized Comparative Balance Sheets, Summarized Statements of Cash Flows, and a Summary of Consolidated Earnings - Reconciliations of GAAP Net Income (Loss) to Non-GAAP Ongoing Net Income); and

            - 8-K filed on June 3, 2004 covering matters pursuant to Item 5, Other Events.

CONSUMERS

      During the second quarter of 2004, Consumers filed or furnished the following Current Reports on Form 8-K:

            - 8-K furnished on May 6, 2004 covering matters pursuant to Item 12, Results of Operations and Financial Condition (including a Summary of Consolidated Earnings, Summarized Comparative Balance Sheets, Summarized Statements of Cash Flows, and a Summary of Consolidated Earnings - Reconciliations of GAAP Net Income (Loss) to Non-GAAP Ongoing Net Income); and

            - 8-K filed on June 3, 2004 covering matters pursuant to Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

                                                CMS ENERGY CORPORATION

                                                      (Registrant)

Dated: August 5, 2004                  By:        /s/ Thomas J. Webb
                                          --------------------------------------
                                                    Thomas J. Webb
                                             Executive Vice President and
                                               Chief Financial Officer

                                                CONSUMERS ENERGY COMPANY

                                                      (Registrant)

Dated: August 5, 2004                  By:        /s/ Thomas J. Webb
                                          --------------------------------------
                                                    Thomas J. Webb
                                             Executive Vice President and
                                               Chief Financial Officer

                        CMS ENERGY AND CONSUMERS EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

(10)(a)     General Waiver and Release Agreement

(10)(b)     CMS Energy Corporation Policy on Change In Control Agreements and
            Employment Contracts

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